Form 10-K405
period 1999-12-31
SEQUENOM INC
filed 2000-03-30
CIK 1076481

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM              TO              .

                       COMMISSION FILE NUMBER: 000-29101

                                SEQUENOM, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       77-0365889
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OR INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         11555 SORRENTO VALLEY ROAD
            SAN DIEGO, CALIFORNIA                                  92121
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      Registrant's telephone number, including area code: (858) 350-0345

       Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_] and (2) has been subject to such filing requirements for the past 90 days. Yes [_]
No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 29, 2000 as reported on the Nasdaq National Market, was approximately $1,823,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2000, there were 23,897,050 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-91665), as amended, are incorporated herein by reference into Part IV of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 SEQUENOM, INC.

                                   FORM 10-K
                                     INDEX

                                                                          PAGE
                                                                          ----
                                      PART I
 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   25
 Item 3.  Legal Proceedings.............................................   25
 Item 4.  Submission of Matters to a Vote of Security Holders...........   25

                                      PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   26
 Item 6.  Selected Financial Data.......................................   28
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   29
 Item 7a. Quantitative and Qualitative Disclosure of Market Risk........   32
 Item 8.  Financial Statements and Supplementary Data...................   33
 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................   33

                                     PART III
 Item 10. Directors and Executive Officers of the Registrant............   34
 Item 11. Executive Compensation........................................   37
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   41
 Item 13. Certain Relationships and Related Transactions................   42
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   43

                                      PART IV
          SIGNATURES....................................................   44

Sequenom, MassARRAY, Industrial Genomics, SpectroCHIP, SpectroJET, MassEXTEND, BioMASS and SpectroTYPER are trademarks of Sequenom, Inc. This Form 10-K also refers to trade names and trademarks of other organizations.

                                    PART I

ITEM 1. BUSINESS

BACKGROUND

DNA, GENES AND THE HUMAN GENOME PROJECT
Deoxyribonucleic acid, or DNA, is present in all living cells and is responsible for determining the inherited characteristics of all living organisms. Each DNA molecule contains two complementary strands comprised of four different types of nucleotide bases, commonly known as G, C, A and T. The order of these letters is called the DNA sequence. Each G on one strand pairs with a C on the complementary strand, and similarly each A pairs with a T. The entire DNA content of an organism is called its genome.

The human genome is organized into 46 chromosomes, or two sets of 23 chromosomes, one set inherited from each parent. Each chromosome is one continuous double-stranded DNA molecule. The DNA contributed by one parent is called the haploid genome. The DNA content of one haploid genome is approximately 4 billion bases, which is organized into more than 100,000 distinct genes. Genes are segments of DNA located throughout the chromosomes. Since parents are not identical, each individual has two similar but slightly different copies of each chromosome and therefore two copies of each gene. Genes comprise approximately 5% of the DNA in a human cell. Some additional amount is used to regulate DNA function. More than 90% of the DNA has no known function.

All cells contain a full copy of DNA, but each cell type expresses only those genes necessary for its specific function. When a gene is expressed, a copy of its DNA sequence, called messenger RNA, is used as a template to direct the synthesis of a protein. Proteins are composed of 20 different constituents called amino acids. Three adjacent letters of DNA, known as a codon, direct the position and identity of one amino acid in a protein. Cells use proteins to carry out their functions. For example, blood cells use the protein hemoglobin to transport oxygen and muscle cells use the protein myoglobin to store oxygen. Likewise, pancreatic islet cells secrete the protein insulin to regulate blood sugar levels. DNA sequences referred to as regulatory elements help to determine where a protein is made and in what quantities. For an individual to be healthy, the correct proteins must be produced at the right time in the appropriate amounts in the correct cells. DNA variations can change the properties of a protein, or where, when or how much of a protein is produced.

In order to develop new medical treatments and diagnostics based on genetic information, efforts to sequence human DNA began in the mid-1980s when the technology for sequencing became available. Efforts funded by governments and foundations began in earnest by the end of the 1980s. These efforts came to be known as the Human Genome Project. This project is expected to produce a rough draft of the human DNA sequence this year, with a complete draft expected in several years. The overall public sector expenditure is expected to approach $3 billion. In parallel with the public sector effort, a large private sector effort emerged in the early 1990s. Unlike the public effort that targets the entire genome, commercial efforts have focused on sequencing the genes themselves. This private effort claims to have identified many human genes some of which have been made available for a variety of biological and biomedical studies.

GENETIC VARIATIONS AND SINGLE NUCLEOTIDE POLYMORPHISMS, OR SNPS
Each individual has two identical copies of many genes, but some genes inherited from the mother will be different from their counterpart inherited from the father. A difference in one or more letters of a DNA sequence, referred to as a genetic variation, can modify the way a gene functions. Genetic variations lead to a spectrum of observable differences, such as eye and hair color. Genetic variations are also a major component of nearly all diseases, including cancer, diabetes and cardiovascular disease. Many chronic diseases are affected by multiple genetic variations.

Single nucleotide polymorphisms, or SNPs, are the most common type of genetic variation. SNPs are a change in a single letter of DNA text, such as replacing a G with a T in one location and on the complementary DNA strand replacing a C with an A. Another common variation is the insertion or deletion of one or several letters. A third common variation is an increase or decrease in the length of simple repeating DNA sequences. Nearly every person carries numerous examples of each of these three kinds of variations, some of which can result in disease.

GENETIC ANALYSIS OR GENOTYPING
The process of determining the SNPs present in an individual is called genotyping. It is estimated that there are 3 million to 10 million SNPs inherited from each parent. Some SNPs are a major cause of inherited diseases and are responsible for most individual differences in drug responsiveness; however, most SNPs are of no medical consequence. For example, if the third letter of a codon varies, the result is usually to produce the same amino acid or one with similar properties. However, to date, thousands of SNPs have been identified as medically relevant. Many genes exist in highly redundant sets so that even if one is totally removed, there are no functional consequences. We believe that only one SNP in a thousand may be medically relevant to disease susceptibility or responsiveness to disease therapy. To capture this information, tens of thousands of SNPs will have to be measured in each individual.

Existing DNA sequence databases with samples from multiple individuals contain many clues about potential sites in the human genome where SNPs occur. Sequence variation between these individuals may suggest the presence of a SNP. Ongoing sequencing efforts promise to increase the amount of available sequence data tremendously and should discover most human SNPs within the next few years.

After a SNP is discovered, its potential relevance for human health must be validated by determining how common the variation is in different segments of the population. To identify the small subset of SNPs that occur with the greatest frequency in human disease or are responsible for variations in drug responsiveness, hundreds of millions of SNP measurements must be made and correlated with health and other physical and mental features of interest. SNPs with a validated medical relevance may be used for drug development and human medical diagnostics. Identification of these SNPs will require a highly accurate, high throughput DNA analysis technology at a competitive cost.

PERSONALIZED MEDICINE OR PHARMACOGENOMICS
It has long been known that people respond differently to the same drug. The field of pharmacogenomics studies these variations in drug response based on genetic differences. The emerging ability to correlate drug responses with SNPs promises to enable doctors to prescribe appropriate drugs to patients with the goal of maximizing drug response and minimizing side effects. For example, a test that could distinguish poor responders from good responders to drugs in which more than one therapeutic alternative exists could significantly reduce health care costs. In addition, pharmacogenomics may allow pharmaceutical companies to include a genetic component in the design of clinical trials so that the candidate drug is targeted to individuals with a specific genotype. Genetic variations shown to correlate with poor efficacy could be used as a basis for excluding non-responders from clinical trials thereby potentially improving results and reducing the costs of clinical trials.

SNPS IN AGRICULTURE AND LIVESTOCK
As living organisms, plants and animals are composed of cells that contain DNA. As with humans, genetic variations in plants and animals result in differences in species characteristics. For example, plants may have SNPs responsible for differences in resistance to insects and herbicides or agricultural yields. Likewise, animals may have SNPs responsible for traits such as variations in milk production, fat content of meat or fertility. Plant and animal SNPs can be exploited through selective breeding to develop plants and animals with desired quality traits.

SNP MARKET
The SNP genotyping market represents a significant portion of both the biochip market and the DNA sequencing market. The SNP genotyping market can be divided into three segments:

 . confirmation of new sites of genetic variation in DNA, which typically requires the analysis of a SNP in up to a hundred people;

 . determination of the medical importance of SNPs, which typically requires the analysis of a SNP in a few thousand diseased and healthy people; and

 . utilization of SNPs in genomics-based drug development, disease predisposition determination and diagnostic test development, which may require the analysis of multiple SNPs in millions of people.

Several companies claim to have identified, in the aggregate, more than 50,000 SNPs, and The SNP Consortium, comprised of drug companies and public entities, has announced a group effort to discover 300,000 more. If The SNP Consortium successfully identifies 300,000 SNPs and seeks to discover the associated disease genes, they would have to conduct a case study involving several thousand people, which would require the analysis of hundreds of millions of SNPs.

CURRENT GENOMICS ANALYSIS TOOLS AND LIMITATIONS

Current DNA analysis technologies have been developed primarily to conduct DNA research including DNA sequencing and expression profiling. Presently, the two leading methods are gel electrophoresis and hybridization.

Gel electrophoresis measures how far a DNA fragment migrates through the pores of gels in response to an applied electrical field over a fixed time interval. DNA can be sequenced by using enzymes to copy a DNA sequence. The enzymes begin at a fixed point and then terminate at all positions where an A occurs. Gel electrophoresis is then used to measure the lengths of the terminated sequences and thereby the location of all As. When this process is repeated three more times for C, T and G, the resulting information can be lined up to generate a complete sequence. In order to make this method totally accurate, the same experiment must be repeated multiple times. In a single run, commercial DNA sequencers using this gel-based method can measure up to 600 bases with a statistically significant error-rate.

Hybridization arrays, or biochips, use single stranded DNA fragments immobilized on a flat surface in known positions. These are powerful tools for the analysis of gene expression, but can also be used for gene sequencing. When used for gene sequencing, DNA fragments of varying lengths labeled with a fluorescent tag are washed over the surface of the biochip. These DNA fragments then specifically interact, or hybridize, with a complementary sequence immobilized on the biochip and can be detected using a fluorescent microscope. Because the position of the complementary sequence on the biochip is known, the sequence of the target DNA fragment can be determined by reading the biochip. However, because DNA fragments sometimes bind to strands that are not fully complementary, hybridization arrays do not correctly detect all of the sequence information in a target sample.

Gel electrophoresis and hybridization play an interim role in determining SNP function and analysis as these methods are well accepted and established for research applications. However, neither of these two methods is ideally suited to the analysis of sequence variations. In both cases, the analytical process examines many nucleotides of a sequence even though the target variation may occur at a single site. This increases the cost, complexity and time involved in the analytical process. In order to be able to measure thousands of SNPs in thousands of samples, one must focus on the SNPs themselves with methods that are cost-effective, accurate and fully automated.

At the site of any SNP, one must analyze simultaneously the variant inherited from each parent. If each parent has a different SNP at the same position, the difficulty of detecting those variations is magnified because only one-half of the DNA from each parent is available to generate a signal. In addition, in practice, one SNP variant may be present at a lower concentration than the other and therefore may be undetectable or generate an ambiguous signal using conventional methods. Using gel electrophoresis and hybridization, the detection of these multiple SNP variants is therefore often unreliable.

To reduce costs, many users of SNP assays are trying to perform two or more assays in a single tube and read the results simultaneously. This may involve different SNPs in the same individual or the same SNP in different individuals. Current gel technology limits this process to four available dyes, and simultaneous assays involving multiple individuals are impossible on biochips. However, biochips are theoretically capable of simultaneously analyzing many SNPs for a single individual, but their utility is limited by low accuracy. The large quantity of reagents and labor-intensive data processing needed to achieve useable results are also cost limitations when using current technologies for large-scale genotyping. Reagent costs represent most of the sample preparation costs. Data analysis costs associated with current gel or hybridization-based assays using fluorescent detection are estimated to be most of the overall costs.

Errors in SNP analysis have serious consequences. In studies to correlate identified SNPs with disease conditions, it has been estimated that to compensate for a 1% error rate in individual measurements, the study population would have to increase by a factor of three. This significantly increases the cost of a SNP study. In addition, in order to accurately identify a real SNP from a sequencing error when the sequencing error occurs with a frequency of 1%, a suspected SNP has to be verified through repetitive sequencing. When identifying 10,000 SNPs in an individual, 100 SNPs may be incorrectly determined using gel electrophoresis, with no ability to determine where the errors occurred. Therefore, the value of using gel electrophoresis as a SNP analysis tool is dramatically reduced unless the test is repeated several times. As a result, when genotyping SNPs on an industrial scale, a 1% error rate becomes cost-prohibitive.

THE SEQUENOM SOLUTION - INDUSTRIAL GENOMICS

We are a pioneer in the new field of industrial genomics. To draw conclusions from huge data sets associated with genotyping, we have developed a highly accurate, high throughput and cost-effective technology that addresses the demand for large-scale SNP analysis. Our MassARRAY system represents a novel approach to genotyping by combining our proprietary enzymology and software processing of biological data, or bioinformatics, in a miniaturized chip-based format with the proven technology of mass spectrometry. The accuracy, high throughput, miniaturization and automation to minimize labor represent major cost savings potentials.

ACCURACY
The MassARRAY system analyzes molecules directly and accurately by determining their molecular weight, an intrinsic property. Our technology eliminates the use of labels, such as fluorescent labels, which is an indirect way of analyzing molecules and is a common source of ambiguous results. Therefore, because we capture direct information about molecules, we are able to obtain a high level of accuracy and eliminate the need to do repetitive testing of each sample.

THROUGHPUT
Our MassARRAY system can analyze a sample in three seconds, which is significantly faster than currently available gel electrophoresis and hybridization processes. These processes can require minutes to hours to analyze a sample. In addition, our system eliminates the need for repetitive testing of every sample, thereby increasing throughput, or the number of different samples that can be analyzed in a given time period. Throughput using the MassARRAY system can be further enhanced by full automation and also by running more than one experiment simultaneously.

FLEXIBILITY
MassARRAY can be rapidly reconfigured for new analyses. A test to analyze a newly discovered SNP can be designed in several days. In addition to SNPs, simple sequence repeats, short DNA sequencing reads, and the analysis of proteins and metabolites can all be carried out using the same MassARRAY technology.

COST
Our MassARRAY system significantly reduces the costs associated with SNP analysis by reducing reaction volume and reagent requirements, enhancing data processing and eliminating repetitive testing of every sample to verify results. Our proprietary SpectroCHIP is capable of working with nanoliters, which is one thousandth of the sample volume generally used with other technologies. This ability to miniaturize the sample volume significantly reduces reagent costs. Our proprietary bioinformatics reduce expensive data interpretation time and labor by rendering raw data points directly interpretable without extensive data processing and allowing for significant data compression.

SEQUENOM STRATEGY

Our goal is to become the leader in the emerging markets of industrial genomics and diagnostics by making our MassARRAY system the market standard for industrial scale SNP analysis. Our strategy is to capitalize on the quickly emerging demand for genotyping in the areas of drug target discovery, drug development, DNA diagnostics, patient stratification by genetic traits, clinical trials and agricultural biotechnology. Key elements of our strategy consist of the following:

DEVELOP RECURRING REVENUE STREAM THROUGH DISPOSABLE PRODUCT SALES
We seek to establish an installed base of instruments that require the use of various disposables, including our MassEXTEND kits and single-use
SpectroCHIPs. As our installed base of MassARRAY systems grows, we expect the majority of our ongoing revenue stream will consist of sales of these disposables.

FOCUS ON KEY ACCOUNTS AND PRODUCT AREAS
We are seeking to penetrate the genotyping market by establishing commercial relationships with opinion leaders and identifying areas of potential widespread interest. We initiated this effort in late 1999 by selecting highly visible academic, government and commercial centers to validate our MassARRAY system in beta site testing. Three of our six original beta site users have now purchased their MassARRAY systems. We continue to seek new commercial customers that have large-scale genotyping demands and can continue to demonstrate the utility of the MassARRAY technology. In addition, we intend to develop proprietary disposable assays and software products that are useful for popular areas of scientific investigation--first as research tools to confirm the association of particular SNPs with particular diseases and subsequently as diagnostic kits that can be sold for basic SNP profiling.

RETAIN COMMERCIAL RIGHTS
We will seek to retain commercial rights to tests that we develop on behalf of or together with third parties in exchange for providing our assay development capacity and expertise. By obtaining commercial rights to assays that we initially develop for key accounts, we will seek to develop a broad product offering that will appeal to a large group of potential customers. We intend to identify in collaboration with these customers SNP sets for which genetic function has been determined and validated to enable the multi-dimensional understanding of the medical and environmental components of disease. Together with our customers, we intend to develop knowledge-based genomic products that combine pharmaceutical, medical and genetic information, such as validated SNP sets for specific diseases.

ADDRESS MULTIPLE MARKET SEGMENTS
We are introducing our technology into existing markets that have an immediate need for SNP validation and high throughput genotyping. We will seek to expand our marketing efforts as additional SNP analysis becomes necessary for genomic drug development, clinical DNA diagnostics, pharmacogenomics and agricultural genomics.

EXPAND APPLICATIONS FOR MASSARRAY TECHNOLOGY
Because molecular weight is an intrinsic property of all molecules, our MassARRAY technology can serve as a platform for the analysis of many biomolecules, such as proteins, carbohydrates and metabolites. This leads to the understanding of the multidimensional aspects of genetic diversity, including how DNA, RNA, proteins and resulting metabolites contribute to traits, such as drug response and disease susceptibility. We intend to use this flexibility to develop new products for applications in areas other than DNA and SNP analysis.

MASSARRAY TECHNOLOGY

The starting point for SNP analysis using the MassARRAY system is genomic DNA that is easily accessed in a sample of biological material such as blood. A small amount of blood provides sufficient material to allow tens of thousands of SNPs to be analyzed in one individual. DNA is prepared by standard procedures that break open the blood cells, release the DNA and discard other material. Next, specific DNA regions, about 200 base pairs in length, are amplified by enzymatic reactions into multiple copies to produce more concentrated samples for easier analysis. The amplified fragments are then attached by one strand to a solid surface and the non-immobilized strands are removed by standard denaturation conditions. The immobilized single strand then serves as a template for additional automated enzymatic reactions that produce the analytical samples. The products of these reactions are removed from the solid surface prior to mass spectrometry. All these steps are performed in the same reaction tube lending the entire process to full automation. Very small quantities of the products, typically five to ten nanoliters, are transferred with the SpectroJET nanoliter dispensing system onto the SpectroCHIP for subsequent automatic analysis with the SpectroREADER mass spectrometer. Because the four different text letters have different weights, measuring the weights reveals the identity of the letters. The SpectroTYPER software then calculates, records, compares and reports the genotypes at the rate of three seconds per sample.

Our fundamental proprietary technology is based on the integration of four components:

 .  mass spectrometry;

 .  chips as miniaturized launching pads;

 .  MassARRAY applications and assays; and

 .  bioinformatics.

MASS SPECTROMETRY
Our MassARRAY system has enabled the use of mass spectrometry for high throughput automated SNP analysis. Using mass spectrometry to measure relatively small molecules is a proven technology because it directly and accurately determines molecular weight. While mass spectrometry has existed in many variations for several decades, it could not be used for larger biomolecules because they were fragmented during the process and therefore could not be measured as whole molecules.

Our MassARRAY system uses technology called MALDI-TOF, or Matrix-Assisted-Laser-Desorption/ Ionization-Time-of-Flight, mass spectrometry. Through the combination of MALDI-TOF and our proprietary SpectroCHIP and enzymology, we are now capable of effectively analyzing biomolecules in an automated mode. In the MALDI-TOF process, the target molecules are mixed with light-absorbing molecules to form a crystalline matrix on the surface of our SpectroCHIP. In a process known as desorption, this matrix is hit with a pulse of laser beam. The laser energy vaporizes the matrix molecules that then carry the target molecules aloft. During the process, some of the molecules acquire a charge, or become ionized. Next an electrical field pulse launches the charged molecules down a flight tube toward a detector. The time between the electrical field pulse and collision with the detector is measured, and is referred to as time-of-flight. Time-of-flight is directly correlated to molecular weight because large molecules fly slower than small molecules. All the steps in the MALDI-TOF process are accomplished in less than a thousandth of a second.

CHIPS AS MINIATURIZED LAUNCHING PADS
SpectroCHIPs are flat silicon wafers with an array of 96 or 384 small, evenly spaced water-attracting spots surrounded by water-repelling surface areas. Because biomolecules are water soluble, they migrate to the water-attracting spots. These spots are treated with the light-absorbing matrix that makes the mass spectrometry of biomolecules possible. As such, our proprietary SpectroCHIPs serve as a launching pad for vaporizing a variety of biomolecules appropriately prepared for use with the MassARRAY system. In addition, the SpectroCHIPs are essential for the miniaturization and automation of the MALDI-TOF process. A SpectroCHIP's high precision surface structure allows very small samples to be accurately positioned and distributed uniformly into an array format which serves as an effective launching pad for the automated MALDI-TOF process.

The DNA samples are transferred from a microtiter plate to the spots on the chip using our SpectroJET nanoliter dispensing unit. Ten chips then can be positioned on a cartridge and transferred to the SpectroREADER array reading mass spectrometer. The mass spectrometer utilizes our proprietary SpectroTYPER software and sequentially scans the positions on the array in a fully automated mode, completing each scan within three seconds. This proprietary technology to shrink the scale of samples from microliter to nanoliter volumes is the key element for highly accurate and automatic data acquisition.

ASSAYS AND ENZYMATIC REACTIONS
A key element of the MassARRAY system is the BioMASS assay. An assay is a test that provides analytical information about a reaction of interest, such as the weight of a biomolecule. In order to use our MassARRAY system, the user must prepare the sample using the BioMASS assay. The central components of any BioMASS assay are ingredients such as beads for immobilization and buffer solutions for conditioning the sample necessary for mass spectrometry analysis. Every SNP analysis using our MassARRAY system requires the use of a BioMASS assay. Prior to the BioMASS assay, DNA must be extracted from cells and a specific segment must be amplified using commercially available kits. The BioMASS assay includes all of the ingredients required to prepare a DNA fragment for SNP analysis, except the enzymes and nucleotide building blocks which are necessary for the primer extension reaction. The primer extension reaction known as a MassEXTEND assay is the step where a known sequence of DNA, known as a primer, binds to a specific region of DNA in which a SNP is located. Users of the MassARRAY system can prepare their own primer extension reaction, or we can collaborate with customers to develop a customized primer extension reaction by way of assay design. When we develop primer extension reactions for the analysis of specific SNPs, customers can purchase a specific MassEXTEND assay from us that contains the customized primer extension reaction for the SNP of interest. We currently offer a generic MassEXTEND assay kit and are collaborating with our beta site and pre-launch users on a variety of SNP-specific MassEXTEND assays. In the future, we intend to develop chips that allow the performance of MassEXTEND reactions in a miniaturized format on the surface of the chip.

BIOINFORMATICS
The SpectroTYPER software calculates, records, compares and reports the genotypes at the rate of three seconds per sample. It includes advanced digital signal processing, data compression and interpretation to achieve full automation of the analysis and archiving of molecular weight signals as SNP genotypes. This software distinguishes between signal and noise, identifies patterns that correspond to assays, and interprets the signals as SNP genotypes without labor-intensive data processing.

PRODUCTS

We have developed a suite of products that we collectively call the MassARRAY system. The MassARRAY system consists of the SpectroREADER array-scanning mass spectrometer, SpectroJET nanoliter-dispensing unit, a MassARRAY kit and the SpectroTYPER MassARRAY workstation. The MassARRAY kit contains the MassEXTEND assay, including the SpectroCHIP, buffer solutions and enzymes. The hardware components, including the mass spectrometer and the dispensing unit, are off-the-shelf instruments modified to run our MassARRAY technology.

We commenced a commercial launch of our MassARRAY system during the fourth quarter of 1999. To date, we have commercially placed six MassARRAY systems, three of which were placed with former beta site users. Current commercial and beta sites are Genzyme Corporation, U.S. Department of Agriculture, The National Institutes of Health, National Cancer Institute and Center for Human Genetics at Boston University in the United States and University of Munster, GLE Medicon and Methexis Genomics in Europe.

MASSARRAY SYSTEM
Our MassARRAY system consists of hardware, software and disposable components:

Hardware components
The MassARRAY system is a series of integrated hardware components that processes prepared DNA samples for SNP reading and analysis. The 96- or 384-well microtiter plates contain prepared samples of extended DNA fragments. Samples from each well are then transferred by the dispensing unit onto an array of individual water-attracting spots that are located on the surface of the SpectroCHIPs. The SpectroCHIPs are then run through the mass spectrometer for SNP reading and analysis.

The MassARRAY system has been designed to be either partially automated using a customized 96- or 384-channel microliter dispenser or fully automated with the addition of our automated process line for users with industrial-scale throughput needs. Our process line links several liquid-handling modules using a robot to fully automate the DNA sample preparation process including amplification, enzymatic extension and conditioning for SNP analysis. The process line has been designed for a capacity of up to 100-microtiter plates per 24 hours.

SpectroJET nanoliter-dispensing unit
The SpectroJET nanoliter-dispensing unit is a liquid-handling module that transfers samples from microtiter plates to the SpectroCHIP. The SpectroJET dispenses nanoliter volumes of DNA samples onto precise locations on the SpectroCHIP's surface.

The reading system
The SpectroREADER array mass spectrometer is the analytical component of the MassARRAY system adapted specifically for the analysis of our SpectroCHIPs. We have adapted the mass spectrometer to analyze interchangeable cartridges holding 10 SpectroCHIPs in the SpectroREADER. This dramatically improves the automation and throughput of our MassARRAY system because all the positions on the 10 chips can be analyzed in a single, automated, unattended run. The SpectroREADER separates, detects and characterizes the SNPs according to their different molecular weights.

SOFTWARE COMPONENT

Interpretation software
Our suite of software products, called the SpectroTYPER, incorporates proprietary modules for molecular weight recognition and data compression and interpretation. The software correlates a reading from the SpectroREADER with a genotype in the SNP sample. The MassARRAY technology allows the SpectroTYPER software to interpret raw data without extensive processing. This reduces the amount of time and computer resources necessary and increases the reliability for SNP analysis. The SpectroTYPER runs on Windows NT and uses an Oracle database.

DISPOSABLE COMPONENTS

The SpectroCHIP
The key component of our MassARRAY system is our SpectroCHIP, a small, approximately 2x3 cm, silicon chip. The SpectroCHIP allows for reliable and automated scanning of samples of the array and substantially increases the capacity of MALDI-TOF mass spectrometry. Additional throughput can be obtained by simultaneously preparing DNA fragments for multiple SNP analysis, a process referred to as multiplexing. Samples are placed on the surface of the SpectroCHIP using our SpectroJET nanoliter-dispenser. SpectroCHIPs are designed for single-use only, and we expect their consumption to generate a recurring revenue stream.

MassARRAY kit
The MassARRAY kit consists of a MassEXTEND assay including the SpectroCHIP, buffer solutions and enzymes. Each kit can be used to read and analyze 10 SpectroCHIPs for a total of 960 or 3,840 reactions. We have in-house expertise to design specific assays in collaboration with our customers that deliver highly accurate results. In addition, our assays serve a wide range of applications and can be designed for simultaneous analyses.

POPULATION-BASED DNA BANK
We have established a population-based DNA bank as a value-added universal reference tool for demonstrating the medical importance of genetic variances potentially involved in the development of diseases. We intend to sell access or license subscriptions to this resource to pharmaceutical and genomics companies to validate the existence of potential SNPs. Our bank complements the patient-based DNA banks collected by these potential customers, which are typically disease specific. We believe the data sets derived will represent essential tools for decision making in genomic drug development and the interpretation of diagnostic and genetic profiling results. Also, as a function of our in-house assay design services, we will use samples from the DNA bank to investigate SNPs across healthy multiethnic population pools segregated by age and gender, thereby determining which SNP frequencies change as a function of these parameters. Our DNA bank currently consists of more than 8,000 individual samples collected from the North American continent. These samples were collected using stringent criteria and are sorted by age, sex and ethnicity. Blood samples are representative of the ages from newborn to 80. We have the capacity to increase the size of our bank to include tens of thousands of samples.

FUTURE PRODUCT DEVELOPMENT
Our product development efforts will seek to provide value-added applications for a broader customer base and advanced MassARRAY systems that offer reduced cost and higher throughput.

384 SPECTROCHIP
In the second quarter of 2000, we intend to commercially offer a SpectroCHIP with 384 sample spots on the chip surface. The 384 SpectroCHIP currently is being used for in-house projects. The size of the silicon chip will remain the same. This chip may significantly increase sample throughput and reduce reagent consumption per sample.

FUTURE-GENERATION FUNCTIONALIZED SPECTROCHIP
We intend to further miniaturize by moving some of the DNA sample preparation steps onto the chip surface. With the functionalized SpectroCHIP, the enzymatic reactions will take place on the surface of the chip thereby eliminating the need for the microtiter plate, providing a significant reduction in reaction volumes.

THE MASSARRAY INTEGRATED SYSTEM AND BIOINFORMATICS
The implementation of the functionalized chip should allow us to integrate all steps of the DNA analysis process, including sample preparation, into one automated system. We intend for the MassARRAY integrated system and bioinformatics to be compatible with all leading commercial and public domain genetic database formats so customers will be able to integrate the MassARRAY system seamlessly into whichever downstream analytical processes they prefer.

FUTURE APPLICATIONS
Our MassARRAY system is not restricted to DNA analysis. It can analyze a broad range of molecules of medical and biological importance, such as proteins, carbohydrates and metabolites. We intend to make enhancements to our MassARRAY system for the analysis of additional medically relevant biomolecules.

PRODUCT COMMERCIALIZATION

We are seeking to penetrate the SNP analysis market by identifying areas of potential widespread interest and establishing commercial relationships with opinion leaders. We initiated this effort by selecting six highly visible academic, government and commercial centers as collaborators to validate our MassARRAY system in pre-launch testing. These centers are Genzyme Corporation, the US Department of Agriculture, the National Institutes of Health and, the National Cancer Institute in the U.S. and the University of Munster and GLE Medicon in Germany. In October 1999, we contracted for the first sale of a MassARRAY system. We commenced a commercial launch of our MassARRAY system during the fourth quarter of 1999.

To strategically place our MassARRAY system into the market, the pre-launch customers were selected, and we are continuing to target customers, based on the following criteria:

 . entities within the genomic community with high visibility or proven expertise and which generally adopt new technologies before others;

 . entities that are pursuing diverse programs relating to basic genomic research, agricultural genomics, human DNA diagnostics and genomic drug discovery and development;

 . entities with substantial genotyping demands in terms of both sample volumes and number/complexity of assays to be designed.

We intend to develop proprietary disposable SNP tests, called assays, and software products that are useful initially as research tools to confirm the association of particular SNPs with particular diseases and subsequently as diagnostic kits that can be sold for SNP profiling. In addition, we will seek to retain commercial rights to assays that we develop on behalf of or together with our customers. Over time, with our customers, we intend to develop knowledge-based genomic products that combine pharmaceutical, medical and genetic information, such as validated SNP sets for specific diseases. Also, in addition to DNA, we believe our MassARRAY technology can serve as a platform for the analysis of many other biomolecules. We therefore intend to develop new products for applications other than DNA and SNP analysis.

RECENT DEVELOPMENTS

In the first quarter of 2000, we commercially placed three MassARRAY systems. In addition, three of our six original beta site users, the U.S. Department of Agriculture, the National Institutes of Health and the National Cancer Institute, are now commercial accounts. Additional systems have also been purchased by the Center for Human Genetics at Boston University and a second site of the National Institutes of Health in the U.S. and Methexis Genomics in Europe. These centers will use the MassARRAY systems to analyze genetic variations or SNPs that are believed to cause diseases or to be relevant to predisposition to diseases.

We have made two advancements further establishing our position in the field of SNP validation. First, we have developed SNP assay design software that allows us to generate hundreds of assays a day. Secondly, we have developed the ability to analyze SNPs in a single sample of pooled individuals. This allows us to determine SNP frequency in reference populations by analyzing pools of DNA samples rather than testing individual samples. We believe these advancements will provide us with the opportunity to develop our own high throughput facility that will enable us to analyze millions of SNPs through the assessment of DNA pools from reference populations and patients. This could yield high value validated SNP portfolios for specific diseases. We intend to design assays for customers' candidate SNP portfolios as well as public domain SNPs. We intend to confirm these with SNP frequency and function information using our ability to analyze SNPs using sample pools which should offer performance advantages in throughput and cost.

We are now manufacturing the SpectroCHIP with 384 wells in addition to the SpectroCHIP with 96 wells. We expect to commercially offer our SpectroCHIP with 384 wells in the second quarter of 2000.

SALES AND MARKETING
Our sales strategy is to initially place systems and then promote ongoing disposables and assay sales and system upgrades. The initial placement is executed by a business development team with expertise in the pharmaceutical industry, drug development and contract marketing. Identification and active development of lead customer contacts is based on a thorough knowledge of the marketplace and supported by highly visible scientists employed by or associated with us. The sales and marketing team, which has core competencies in molecular biology, biochemistry, microfluidics and mass spectrometry, focuses on ongoing disposables and new product sales. These teams collectively consist of 12 people and are based out of our San Diego, Boston and Hamburg offices. We expect to add additional business development and sales and marketing team members to commercialize our MassARRAY system.

All our facilities have MassARRAY systems available for demonstration and customer training purposes. Fully automated high throughput process lines have been installed in San Diego and Hamburg for large-scale assay design projects and high value marker function programs.

OPERATIONS

We manufacture SpectroCHIPs, required reagents and SpectroTYPER software at our San Diego facility. Total current capacity of this facility is estimated at 100,000 SpectroCHIPs a year with the ability to double our manufacturing capacity at the existing facility.

The manufacturing area is designed to optimize material flow and personnel movement with all the manufacturing and quality control operations located in one area. Critical components are produced in an environmentally controlled clean room and isolated from the rest of the facility in compliance with quality system requirements, or QSRs, and ISO 9001 registration standards. Access and safety features are designed to meet federal, state and local health ordinances.

We have established some and intend to develop additional alternate/multiple sources of system components other than those produced in-house. Current major equipment suppliers are Bruker Datonik GmbH and PE Biosystems for mass spectrometers, GeSIM GmbH for the nanoliter-dispensing unit, Beckman Instruments, Inc. for the 96-channel dispenser, and Robocon Incorporated for the robotic components of the automated process line.

We utilize a company-wide enterprise resource planning system to manage and control our material and product inventories. This system encompasses product costing, materials procurement, production planning and scheduling, inventory tracking and control, product engineering and configuration control, with links to document control for all manufacturing, quality control, quality assurance and regulatory compliance procedures.

INTELLECTUAL PROPERTY

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.

We have implemented an aggressive patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. Focusing on a global economy, our patent portfolio reflects our transatlantic nature and includes 50 pending patent applications in the United States and corresponding international and foreign filings in major industrial nations. We currently own eleven and license six issued patents in the United States and have received notices of allowances for five additional patent applications. We also own two foreign issued patents.

Our patent strategy uniquely positions us by providing patent protection for systems and technology that allows the direct detection of biomolecules without labels using mass spectrometry in a manner amenable to high throughput genotyping.

The issued, allowed and pending patents distinguish us from competitors by claiming proprietary methods for directly genotyping DNA and other biomolecules by measuring the mass of the molecules without requiring labels for detection. Claims to these novel methods include protection for carrying out biopolymer purification and diagnostic methods in solution or directly by immobilization on solid supports such as beads or chip surfaces. These methods also allow multiplexing or analysis of more than one sample both in a single reaction and as arrays of compounds allowing the system to be easily amenable to high throughput genotyping. Industrial genomics is possible because mass spectrometric analysis can be miniaturized and therefore automated. We have extensive patent protection for novel nanoliter liquid dispensing systems and pending claims to multifunctional solid surfaces containing nanoliter sized elements including our SpectroCHIP. Generally, US patents have a term of 17 years from the date of issue for patents issued from applications filed with the US Patent Office prior to June 8,1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States patents will expire between 2013 and 2017. Our success depends to a significant degree upon our ability to develop proprietary products and technologies. We intend to continue to file patent applications as we develop new products and technologies.

Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of molecular biology of interest to us. As a result, there can be no assurance that patents will issue from any of our patent applications or from applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States and Canada. In view of these factors, our intellectual property positions bear some degree of uncertainty.

We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and copyrights arising from their work for us. All employees sign an agreement not to compete unfairly with us during their employment and upon termination of their employment, through the misuse of confidential information, soliciting employees, soliciting customers, and the like. However, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, we cannot assure you that third parties will not breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets, or other technology. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

Although we are not a party to any material legal proceedings, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

COLLABORATION AND LICENSE AGREEMENTS
We have a collaboration agreement with Bruker-Franzen Analytik GmbH under which we cooperate in the manufacture, marketing and customer service of a product designed for the exclusive processing of our SpectroCHIPs under a joint Bruker-Franzen-Sequenom label. Under the agreement, Bruker-Franzen designs, manufactures and supplies the product to the market. We provide nucleic acid analysis services to customers and to corporate partners using our MassARRAY system and develop, manufacture and market SpectroCHIPs for various applications. Either party may terminate this agreement upon 12 months' notice.

We have entered into a patent and know-how license agreement with the Trustees of Boston University under which Boston University granted to us a worldwide license to some of its patents as well as technical assistance, and we agreed to make royalty payments. Boston University may license the patents to others under specified circumstances if we fail to put the technology to commercial use or make it available to the public. We may terminate this agreement upon written notice to the university. In any event, this agreement will expire when the last licensed patent expires.

We have entered into a license agreement with The Johns Hopkins University under which the university granted to us a worldwide license to some of its patents related to mass spectrometer instruments. Johns Hopkins also agreed to provide related technical assistance. We agreed to pay a processing fee, maintenance fee and to make royalty payments. Johns Hopkins reserves specified rights to the patents in the event that we fail to put the technology to commercial use or make it available to the public. We may terminate this agreement upon written notice to the university. In any event, this agreement will expire when the last licensed patent expires.

We have an original equipment manufacturer supply and license agreement with PerSeptive Biosystems, Inc. under which we purchase Mass Spectrometry products at a discount from PerSeptive for incorporation into our products. Our right to resell the products under the agreement is limited in geographical scope. In connection with this agreement, PerSeptive also granted us a right to use the patents and other intellectual property incorporated into the products that we purchase from PerSeptive under the agreement. The term of the agreement is for three years after the date it was signed. However, the agreement may be terminated earlier for reasons of default or insolvency of a party.

We also entered into a license agreement with Prof. Dr. Franz Hillenkamp, a member of our scientific advisory board, under which Dr. Hillenkamp granted us licenses to specified present and future patents in exchange for royalty payments. We agreed to refund all of Dr. Hillenkamp's expenses that he had incurred or will incur in connection with applying for, maintaining and defending the licensed patents. This agreement terminates at the end of the tenth calendar year after the first calendar year for which licenses are paid.

As of December 31, 1999, we had incurred costs of approximately $1.8 million in connection with these collaboration and license agreements. During the life of the these agreements, we may be obligated to pay royalties ranging from 1%- 5% of the revenues from the sale of the products relating to these agreements. As of December 31, 1999, we have not sold any products which utilize these patents.

COMPETITION

The markets for our products are very competitive, and we expect the intensity of competition to increase. Currently, we compete primarily with other companies performing similar tasks using alternative technologies. Many of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development than we have. These competitors and other companies may have developed or could in the future develop new technologies that compete with our products or which could render our products obsolete.

In the SNP genotyping marketplace, MassARRAY competes with alternative technology concepts which differ in the areas of sample amplification, analysis process, sample separation or SNP detection and are all based on indirect detection of the molecule hybridization and/or labeling. Such technologies include:

 .  Gel-based fluorescent sequencing as offered by PE Biosystems, Amersham
   Pharmacia Biotech, Visible Genetics, Inc. and others and primarily developed for DNA analysis, such as DNA sequencing;

 . Single base primer extensions and colormetric detection offered by the genetic bit analysis of Orchid Biocomputer Inc.;

 . Fluorescence resonance energy transfer, or FRET, offering real-time PCR-based fluorescent detection and incorporated in PE Biosystems' TaqMan product line;

 . Invader and Invader Squared SNP detection, an alternative linear amplification technology including structure-based hybridization and enzyme cleavage developed by Third Wave Technologies, recently acquired by PE Biosystems.;

 . Hybridization methods, such as those used by Affymetrix, Inc., Hyseq, Inc., Nanogen, Inc., Protogene Laboratories Inc. and others with miniaturized chip formats and those offered by Genometrix in microtiter plate arrays;

 . Bead-based capture technologies involving hybridization and fluorescent detection as developed by Illumina, Inc., which uses fiber optics, or Luminex Corporation, which uses flow cytometry;

 . Massive parallel signature sequencing used by Lynx Therapeutics, primarily developed for de novo DNA sequencing; and

 . Micro-fluidic methods, such as those used by Aclara BioSciences, Inc. and Caliper Technologies Corporation, if combined with other technologies, such as those used by PE Biosystems, could result in technologies for SNP analysis.

The number of entities applying mass spectrometry in DNA analysis is increasing continuously. PE Biosystems and GeneTrace Systems Inc. have implemented analysis concepts that involve direct analysis of enzymatically-generated nucleic acid fragments by MALDI-TOF. Rapigene Inc., recently acquired by Qiagen N.V., and GeneTrace Systems Inc. use a mass spectrometry approach that incorporates mass labels and therefore is an indirect analysis of the molecule.

GOVERNMENT REGULATION

We are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

SCIENTIFIC ADVISORY BOARD

We have established a scientific advisory board made up of leading scholars in the field of mass spectrometry, molecular medicine, proteonomics and molecular microbiology. Members of our scientific advisory board consult with us on matters relating to the development of our products described elsewhere in this prospectus. Members of our Scientific Advisory Board are reimbursed for the reasonable expenses of attending meetings of the scientific advisory board. Some of the members may also receive options to purchase shares of our common stock. The members of the scientific advisory board are as follows:

   ADVISOR                  INSTITUTION
   -------                  -----------
   Charles R. Cantor, PhD,
    Chairman                Sequenom, Inc.
   Robert Cotter, PhD       Johns Hopkins University School of Medicine
   Catherine Fenselau, PhD  University of Maryland
   Ulf Goebel, PhD          Charite University Clinic, Berlin, Germany
   Franz Hillenkamp, PhD    University of Munster, Germany
   Ulf Landegren, PhD       Uppsala University, Sweden
   Peter Roepstorff, PhD    University of Odense, Denmark
   Charlie Sing, PhD        University of Michigan

EMPLOYEES

As of February 29, 2000, we employed 116 persons, of whom 38 hold PhD or MD degrees and 19 hold other advanced degrees. Approximately 65 employees are engaged in research and development, 14 in business development, sales and marketing, 10 in manufacturing and 27 in intellectual property, finance and other administrative functions. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

RISKS AND UNCERTAINTIES

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND MAY NOT SUCCEED OR BECOME
PROFITABLE.
We commenced operations in 1994 and are at an early stage of development. We have incurred significant losses to date and through December 31, 1999, our revenues have been limited to grants from governmental bodies. We began beta site testing our initial products in July 1999 and commercially launched our MassARRAY system in December 1999. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the need:

 . to obtain substantial capital to support the expenses of developing our technology and commercializing our products;

 .  to develop a market for our products;

 . to successfully transition from a company with a research focus to a company capable of supporting commercial activities; and

 . to attract and retain qualified management, sales, technical and scientific staff.

Our operations also may be affected by problems frequently encountered with the use of new technologies and by the competitive environment in which we operate, as well as the risks detailed below.

IF WE INCUR LOSSES IN THE FUTURE, AS WE EXPECT TO DO, THE VALUE OF OUR STOCK COULD DECREASE.
Since inception, we have recognized no revenue from product sales. Our expenses have exceeded revenue in each of the years since our inception. It is uncertain when, if ever, we will become profitable. As of December 31, 1999, our accumulated deficit was $43.5 million. Our expenses have consisted principally of research and development and of general and administrative expenses incurred while building our business infrastructure. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts, further develop our manufacturing capabilities and expand our marketing and sales force in an effort to commercialize our products. Our net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50%, which occurred during 1998 and with our initial public offering in February 2000.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS, AS WE EXPECT, WE WOULD HAVE TO REDUCE OR CEASE OPERATIONS, ATTEMPT TO SELL SOME OR ALL OF OUR OPERATIONS OR MERGE WITH ANOTHER ENTITY.
Based on our current plans, we believe our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 24 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

 . the level of our success in selling our MassARRAY system and associated technologies;

 .  our progress with research and development;

 .  our ability to introduce and sell new products;

 .  the level of our sales and marketing expenses;

 .  the level of our expenses associated with unforeseen litigation;

 .  the costs and timing of obtaining new patent rights; and

 . regulatory changes and competition and technological developments in the market.

If additional funds are required and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be diluted.

WE MUST DEVELOP AND COMMERCIALIZE OUR NEXT GENERATION PRODUCTS AT REDUCED COSTS FOR US TO BE PROFITABLE.
Our current products do not provide sufficient gross margin for us to become profitable. We intend to develop and manufacture our next generation products at a lower cost than the cost of our current products. We may not be successful in doing so. In addition, our gross margin and profitability may be negatively impacted if we are unable to achieve market acceptance or appropriate pricing for our next generation products.

WE MAY NOT BE ABLE TO SUCCESSFULLY ADAPT OUR PRODUCTS FOR COMMERCIAL
APPLICATIONS.
We have completed the initial development of our MassARRAY technology for applications in the genetic aspects of drug development and life science research. We may not be able to successfully adapt our products to the commercial requirements of these fields. A number of potential applications of our technology in these fields will require significant enhancements in our core technology, including adaptation of our software and further miniaturization. In addition, we need to enhance our population-based DNA bank, establish databases for determining the medical importance of SNPs and rapidly design assays for SNP analysis in sufficient quantity to meet the high throughput that we expect our future customers will require. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of the manufacturing of any product or genotyping facility, or if any product does not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our products into the marketplace.

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS TO OFFER SERVICES THAT OUR CUSTOMERS ARE REQUESTING
We are currently planning on expanding our business to run multiple assays at our facilities for some of our customers. To do this, we expect that we will need to extensively expand our facilities, purchase equipment and hire additional personnel. If we are unable to successfully implement or manage this new business, our relationships with our customers may be harmed.

WE MAY NOT SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS.
In the future, we may acquire additional complementary companies, products or technologies. Managing these acquisitions will entail numerous operational and financial risks and strains, including:

 .  exposure to unknown liabilities;

 . higher than expected acquisition and integration costs which may cause our quarterly and annual operating results to fluctuate;

 . combining the operations and personnel of acquired businesses with our own which may be difficult and costly, and integrating or completing the development and application of any acquired technologies which may disrupt our business and divert our management's time and attention;

 . impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

 . inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations; and

 . increased amortization expenses if an acquisition results in significant goodwill or other intangible assets.

IF THE MEDICAL RELEVANCE OF SNPS BECOMES QUESTIONABLE, WE MAY HAVE LESS DEMAND FOR OUR PRODUCTS.
The genetic composition of diseases is complicated. We cannot be certain that genetic information will play a key role in the development of drugs and diagnostics in the future. If we are unable to generate valuable information that can be used to develop these drugs and diagnostics, the demand for our products will be reduced and our business is likely to be harmed.

OUR SYSTEM AND RELATED DISPOSABLE SALES MAY BE LIMITED IF OUR MASSARRAY SYSTEM IS USED BELOW ITS CAPACITY AS A RESULT OF THE SPEED OF SAMPLE PREPARATION AND THE NEED FOR ASSAY DESIGN.
The need to design a unique assay for each newly discovered SNP can substantially delay the commencement of the analysis of that SNP. In addition, the extraction of DNA from biological material is time consuming. MassARRAY system users who need to develop assays or who lack sufficient sample preparation resources therefore may be unable to use our system to its full capacity. Customers who are unable to use our MassARRAY system to full capacity may share MassARRAY systems, which would result in lower system sales. Therefore, customers may not purchase sufficient quantities of disposables for us to become profitable.

WE DEPEND ON OUR CUSTOMERS TO PURCHASE SUFFICIENT QUANTITIES OF SPECTROCHIPS AND OTHER DISPOSABLES FOR US TO BE PROFITABLE.
Our customers may not generate sufficient throughput using our MassARRAY system. This may limit their purchases of SpectroCHIPs and other disposables. Factors which may limit the use of SpectroCHIPs and other disposables include: the acceptance of our technology by our customers, the ability to analyze more than one SNP simultaneously on a single spot and the training of customer personnel. If our customers are slow to, or never, achieve sufficient throughput, we may never achieve profitability.

IF OUR CUSTOMERS ARE UNABLE TO ADEQUATELY PREPARE SAMPLES AS REQUIRED BY OUR SYSTEM, THE OVERALL MARKET DEMAND FOR OUR PRODUCTS MAY DECLINE.
Before using our MassARRAY system, customers must prepare samples by following several steps that are prone to human error, including DNA isolation and DNA segment amplification. If DNA samples are not prepared appropriately, our MassARRAY system will not generate a reading. If our customers experience similar difficulties, they may achieve lower levels of throughput than those for which our system was designed. If our customers are unable to generate expected levels of throughput, they may not continue to purchase our disposables, they may express their discontent with our products in the marketplace, potentially driving down demand for our products, or they may collaborate with others to jointly use our products. Any or all of these actions would reduce the overall market demand for our products.

IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR OUR PRODUCTS.
Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our products, which could seriously harm our business, financial condition and results of operations.

WE DEPEND ON THIRD-PARTY PRODUCTS AND SERVICES AND SOLE OR LIMITED SOURCES OF SUPPLY TO DEVELOP AND MANUFACTURE SOME COMPONENTS OF OUR PRODUCTS.
We rely to a substantial extent on outside vendors to manufacture many of the components and subassemblies used in our products. Some of these components and subassemblies are obtained from a single supplier or a limited group of suppliers. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

 . the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

 .  reduced control over quality and pricing of components; and

 .  delays and long lead times in receiving materials from vendors.

WE HAVE LIMITED COMMERCIAL MANUFACTURING CAPABILITY AND EXPERIENCE AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS WHICH COULD RESULT IN LOWER REVENUE.
We have not yet produced our SpectroCHIP in commercial quantities. We may not be able to maintain acceptable quality standards while producing commercial quantities. Our customers also require that we comply with current good manufacturing practices that we may not be able to meet. To achieve the production levels necessary for successful commercialization of our products, we will need to scale-up our manufacturing facilities, establish more automated manufacturing capabilities and maintain adequate levels of inventory. We may not be able to manufacture sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties who possess sufficient manufacturing facilities and capabilities. This could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which could adversely affect our business.

WE HAVE A LIMITED SALES FORCE AND LIMITED EXPERIENCE IN COMMERCIALIZING OUR PRODUCTS WHICH MAY CAUSE SIGNIFICANT DIFFICULTIES IN COMMERCIALIZING OUR PRODUCTS.
Our direct sales force may not be sufficiently large or knowledgeable to successfully penetrate the market. We may not be able to expand our direct sales force to meet our commercial objectives. In addition, our sales force may not be able to address complex scientific and technical issues raised by our customers. Our customer support personnel may also lack the broad range of technical expertise required to adequately service and support our products in the field.

OUR ABILITY TO COMPETE IN THE MARKET MAY DECLINE IF WE LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS DUE TO BECOMING INVOLVED IN EXPENSIVE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS.
Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. In addition, others may develop products for use in the MassARRAY system in violation of our patents that may reduce sales of disposables. In order to protect or enforce our patent rights, we may initiate interference proceedings, infringement suits or patent litigation against third parties. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the US Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the US Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

THE RIGHTS WE RELY UPON TO PROTECT OUR INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.
We require our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.
We may be sued for infringing on the patent rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging possible infringement. For example, we have received correspondence from a company informing us of its recently issued patent concerning a diagnostic method relying upon a specific manner for comparing mass spectra, upon which it believes we may be infringing. We do not believe that we infringe this patent.

IF WE DO NOT SUCCEED IN OBTAINING DEVELOPMENT AND MARKETING RIGHTS FOR SOME OF THE ASSAYS DEVELOPED IN COLLABORATION WITH OUR CUSTOMERS, OUR REVENUE AND PROFITABILITY COULD BE REDUCED.
Our business strategy includes the development of assays in collaboration with customers, and we intend to obtain commercialization rights for those assays. If we are unable to obtain rights to those assays, our revenue and profitability could be reduced. To date, we have not initiated significant activities with respect to the exploitation of any commercialization rights or products developed in collaboration with third parties. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain.

WE MAY BE UNABLE TO OBTAIN LICENSES TO PATENTED SNPS WHICH COULD PREVENT US FROM OBTAINING SIGNIFICANT REVENUE OR BECOMING PROFITABLE.
The US Patent and Trademark Office has issued at least one patent to a third party relating to a SNP. If important SNPs are patented, we will need to obtain rights to those SNPs in order to develop, use and sell related assays. Required licenses may not be available on commercially acceptable terms, or at all. If we fail to obtain licenses to important patented SNPs, we may never achieve significant revenue or become profitable.

BECAUSE OUR PRODUCTS CURRENTLY DEPEND ON COMPONENTS LICENSED FROM THIRD PARTIES, A BREACH BY US OF ANY OF THE TERMS OF THESE LICENSES COULD RESULT IN THE LOSS OF ACCESS TO THESE COMPONENTS AND COULD DELAY OR SUSPEND OUR COMMERCIALIZATION EFFORTS.
Some aspects of our technology have been acquired or licensed from third parties. A failure by us to maintain the right to use these components could seriously harm our business, financial condition and results of operations. In addition, changes to or termination of our agreements with these third parties could result in the loss of access to these aspects of our technology and could delay or suspend our commercialization efforts. Our grants from the government give the government certain license rights to inventions resulting from funded work in the event that we fail to commercialize the technology developed using government funds. Our business could be harmed if the government exercises those rights.

OUR ACADEMIC ARRANGEMENTS ARE AN IMPORTANT PART OF OUR BUSINESS AND FAILURE TO MAINTAIN EXISTING RELATIONSHIPS OR ESTABLISH ADDITIONAL RELATIONSHIPS COULD ADVERSELY AFFECT OUR RESEARCH AND PRODUCT DEVELOPMENT EFFORTS.
We have relationships with scientists and consultants at academic and other institutions who conduct research at our request. Our existing relationships may not be successful. These researchers are not employed by us and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to work on our projects. As a result, we have limited control over their activities and, except as otherwise required by our agreements with these persons, we can expect only limited amounts of their time to be dedicated to our projects. Our ability to make new discoveries and to commercialize products based on those discoveries may depend in part on continued arrangements with researchers at academic and other institutions. We may not be able to negotiate acceptable arrangements with academic or other institutions or individuals.

FAILURE TO EXPAND OUR INTERNATIONAL SALES AS WE INTEND WOULD REDUCE OUR ABILITY TO BECOME PROFITABLE.
We expect that a significant portion of our sales will be made outside the United States. A successful international effort will require us to develop relationships with international customers and partners. We may not be able to identify, attract or retain suitable international customers and partners. As a result, we may be unsuccessful in our international expansion efforts. Furthermore, expansion into international markets will require us to continue to establish and grow foreign operations, hire additional personnel to run these operations and maintain good relations with our foreign customers and partners.

International operations involve a number of risks not typically present in domestic operations, including:

 .  currency fluctuation risks;

 .  changes in regulatory requirements;

 .  costs and risks of deploying systems in foreign countries;

 .  licenses, tariffs and other trade barriers;

 .  political and economic instability;

 .  difficulties in staffing and managing foreign operations;

 .  potentially adverse tax consequences; and

 . the burden of complying with a wide variety of complex foreign laws and treaties.

Our international operations will also be subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether tariffs or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.

WE MAY LOSE MONEY WHEN WE EXCHANGE FOREIGN CURRENCY RECEIVED FROM INTERNATIONAL SALES INTO US DOLLARS.
A significant portion of our business is expected to be conducted in currencies other than the US dollar. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the US dollar and the currencies in which we do business will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

THE SALES CYCLE FOR OUR PRODUCTS IS LENGTHY. WE MAY EXPEND SUBSTANTIAL FUNDS AND MANAGEMENT EFFORT WITH NO ASSURANCE OF SUCCESSFULLY SELLING OUR PRODUCTS OR SERVICES.
Our ability to obtain customers for our products and services depends in significant part upon the perception that our products and services can help accelerate efforts in genomics. The sales cycle is typically lengthy. Our sales effort requires the effective demonstration of the benefits of our products and services to and significant training of many different departments within a potential customer. These departments might include research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort with no assurance that we will successfully sell our products or services.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES REQUIRED TO SUCCESSFULLY COMPETE.
The biotechnology industry is highly competitive. We compete with companies in the United States and abroad that are engaged in the development and production of products that analyze genetic information. They include:

 .  biotechnology, pharmaceutical, chemical and other companies;

 .  academic and scientific institutions;

 .  governmental agencies; and

 .  public and private research organizations.

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing products that compete with or will compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies and products obsolete.

WE ARE HIGHLY DEPENDENT ON PRINCIPAL MEMBERS OF OUR MANAGEMENT AND SCIENTIFIC STAFF, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.
We are highly dependent on the principal members of our management and scientific staff. The loss of the services of any of these persons could delay or reduce our product development and commercialization efforts. In addition, we will require additional personnel in the areas of scientific research, diagnostic testing, manufacturing and marketing. We may not be able to attract and retain qualified personnel, which could seriously harm our business, financial condition and results of operations.

WE MAY NOT HAVE ADEQUATE INSURANCE AND IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, WE MAY EXPERIENCE REDUCED DEMAND FOR OUR PRODUCTS OR BE REQUIRED TO PAY DAMAGES THAT EXCEED OUR INSURANCE LIMITATIONS.
Our business exposes us to potential product liability claims that are inherent in the life science field. Any product liability claim in excess of our insurance coverage would have to be paid out of our cash reserves which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

RESPONDING TO CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS WHICH WE USE, COULD BE TIME CONSUMING AND COSTLY.
We use controlled hazardous and radioactive materials in our business. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be liable for any damages that result, which could seriously harm our business. Additionally, an accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs.

IF OUR MANUFACTURING AND LABORATORY FACILITIES ARE DAMAGED, WE COULD EXPERIENCE LOST REVENUE AND OUR BUSINESS WOULD BE SERIOUSLY HARMED.
Our only manufacturing facility is located in San Diego, California. We have laboratories located in San Diego, Sudbury, Massachusetts and Hamburg, Germany. Damage to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of our products. We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms, or at all.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, IT COULD AFFECT OUR ABILITY TO PURSUE BUSINESS OPPORTUNITIES AND EXPAND OUR BUSINESS.
Growth in our business has placed, and will continue to place, a significant strain on our facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and expand, train and manage our workforce. We will rely heavily on software systems, including an Enterprise Resource Planning System, Baan, and a Laboratory Information Management System, LIMS, that have been or will be installed and utilized. Furthermore, we will have to maintain close coordination among our technical, accounting, marketing, sales and research departments. If we fail to effectively manage our growth and address the above concerns, it could affect our ability to pursue business opportunities and expand our business.

CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.
Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 35% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

 .  delaying, deferring or preventing a change in control of our company;

 . impeding a merger, consolidation, takeover or other business combination involving our company; or

 . discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

OUR STOCK PRICE COULD BE VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE, WHICH IN TURN COULD AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND THE COMMERCIALIZATION OF OUR PRODUCTS.
The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

 .  actual or anticipated variations in quarterly operating results;

 .  announcements of technological innovations by us or our competitors;

 . announcements related to patent and other intellectual property developments;

 .  new products or services introduced or announced by us or our competitors;

 .  changes in financial estimates by securities analysts;

 .  conditions or trends in the biotechnology, pharmaceutical and genomics industries;
 .  changes in the market valuations of other similar companies;

 . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

 .  additions or departures of key personnel; and

 .  sales of our common stock.

In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources, which could seriously harm our business, financial condition and results of operations.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT. THIS COULD LIMIT THE PRICE INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR OUR COMMON STOCK.
The anti-takeover provisions in our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us without approval of our board of directors. As a result of these provisions, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in a premium over the market price for the shares held by our stockholders. Please see "Description of securities" for more information on these anti-takeover provisions.

ITEM 2. PROPERTIES

We currently lease an approximately 31,000 square foot facility in San Diego, California for our headquarters and as the base for marketing and product support operations, research and development and manufacturing activities. Under this lease we can add approximately 14,000 square feet through fiscal 2001. This lease expires in September 2004. In addition, we are currently negotiating to lease an 82,500 square foot facility in San Diego. If we are successful, we are likely to vacate our existing San Diego facility. We will need to make improvements to any additional space to make it suitable for our needs. We also lease an approximately 3,000 square foot facility in Sudbury, Massachusetts for product and customer support. In addition, we lease an approximately 15,000 square foot facility in Hamburg, Germany to support sales and distribution in Europe. Under the terms of our current leases, we pay rent of approximately $53,000 per month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market (the "NNM") under the symbol "SQNM". The following tables set forth the high and low sale prices, for the Company's common stock as reported on the NNM for the period indicated commencing on January 31, 2000, the date the initial public offering price was determined.

      2000                                                        HIGH    LOW
      ----                                                       ------- ------
      First Quarter, commencing on January 31, 2000
       through March 22, 2000................................... $191.25 $26.00

There were approximately 350 holders of record of common stock as of February 29, 2000.

DIVIDEND POLICY

The Company has not paid any cash dividends to date and does not anticipate any being paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

From January 1, 1996 to December 31, 1999, the Company sold and issued the following unregistered securities:

 . 643,330 shares of our Series B convertible preferred stock for an aggregate price of $964,995 in March 1996;

 . warrants to purchase 70,000 shares of our Series A convertible preferred stock in connection with the Comdisco lease arrangement;

 . 4,573,331 shares of our Series C convertible preferred stock for an aggregate price of $14,405,993 in May 1997 and January 1998;

 . warrants to purchase 106,503 shares of our Series C convertible preferred stock in connection with the sale of our Series C preferred stock;

 . 5,712,763 shares of our Series D convertible preferred stock for an aggregate price of $37,132,959 in December 1998 and March 1999;

 . 2,381,575 shares of our common stock issued upon the exercise of options to purchase such stock for an aggregate consideration of $2,151,429; and

 . 6,349 shares of our common stock issued to one of our executive officers for an aggregate consideration of $20,000.

The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering or Rule 701 promulgated under the Securities Act of 1933. The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Registrant.

USE OF PROCEEDS

A Registration Statement on Form S-1 (File No. 333-91665) registering 5,817,826 shares of our common stock was declared effective by the SEC on January 31, 2000. The amount of net offering proceeds from the IPO and over-allotment option was approximately $144.1 million. Such proceeds have been invested in short-term investment-grade securities. The principal purposes of the offering were to: (1) increase our equity capital, (2) create a public market for the our Common Stock in order to facilitate future access to public equity markets and (3) create liquidity for our existing stockholders. We intend to use the net proceeds of this offering, together with our existing cash and cash equivalents and short-term investments, to fund research and development, expand laboratory and office facilities and for general corporate purposes. We may also use a portion of the net proceeds for the acquisition of businesses, technologies or products complementary to us. There are no present arrangements or agreements for any such acquisitions. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including future sales growth, the progress of our product development efforts and the amount of cash generated or used by our operations. We believe that our existing cash, cash equivalents and short-term investments and interest income will be adequate to satisfy our capital requirements and fund operations for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to such statements and "Management's discussion and analysis of financial condition and results of operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998 and 1999, are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1995 and 1996 and the consolidated balance sheet data at December 31, 1995 and 1996 are derived from audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

The pro forma net loss per share is calculated as if our convertible preferred stock and DEM4 million long-term debt owed to TBG as of December 31, 1999, both of which converted into common stock upon the closing of our initial public offering in February 2000, were converted into shares of our common stock on the date of their issuance.

                                       YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                              1995      1996      1997      1998       1999
                            --------  --------  --------  ---------  ---------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA
Research and development
 grants.................... $    --   $    893  $    527  $     351  $     179
Costs and expenses:
 Research and development..    1,274     3,136     3,532      6,188     10,291
 General and
  administrative...........      420     1,032     1,861      4,218      8,239
 Amortization of deferred
  stock compensation.......      --        --        --         --       4,376
Total costs and expenses...    1,694     4,168     5,393     10,406     22,906
                            --------  --------  --------  ---------  ---------
Loss from operations.......   (1,694)   (3,275)   (4,866)   (10,055)   (22,727)
Other income (expense):
 Interest income...........        2        73        57        397      1,578
 Interest expense..........      (28)     (275)     (308)      (613)      (790)
 Other income, net.........      --        --        --         --         169
                            --------  --------  --------  ---------  ---------
Net loss................... $ (1,720) $ (3,477) $ (5,117) $ (10,271) $ (21,770)
                            ========  ========  ========  =========  =========
Net loss per share, basic
 and diluted............... $ (65.87) $ (23.45) $ (22.62) $  (33.33) $  (26.23)
Shares used in computing
 net loss per share, basic
 and diluted...............       26       148       226        308        830
Pro forma net loss per
 share, basic and
 diluted(1)...                                                       $   (1.41)
Shares used in computing
 pro forma net loss per
 share basic and
 diluted(1)................                                             15,283
                                          AS OF DECEMBER 31,
                            --------------------------------------------------
                              1995      1996      1997      1998       1999
                            --------  --------  --------  ---------  ---------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET
 DATA
Cash, cash equivalents and
 short-term investments.... $  1,877  $  1,326  $    833  $  28,497  $  21,616
Working capital............    1,379       694      (125)    26,014     18,518
Total assets...............    2,911     2,714     2,273     32,777     29,753
Total long-term
 obligations...............      891     2,872     3,772      7,408      7,326
Total stockholders' equity
 (deficit).................    1,354    (1,206)   (2,747)    22,635     17,539

--------
(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Risk and uncertainties" and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

We are a pioneer in the new field of industrial genomics. Since we began operations in 1994, we have been primarily involved in the research and development of high definition DNA analysis tools for industrial biomedical and life science applications.

We are a development stage company. Since our inception, we have incurred significant losses and, as of December 31, 1999, we had an accumulated deficit of $43.5 million. Through December 31, 1999, our revenues have been solely from research grants. We began placing MassARRAY systems at beta sites and with pre-launch users in July 1999. We commenced a commercial launch of our MassARRAY system during the fourth quarter of 1999. We expect revenue generated from our commercial launch to begin during the first quarter of 2000.

We expect to recognize revenue from the sale of both MassARRAY systems at the time of placement and from disposable products, including SpectroCHIPs, at the time of shipment. We expect that each system placed in the field will generate a recurring revenue stream from the sale of disposables. We also expect the volume of disposables purchased from each site will increase over time as the customer becomes familiar with the technology and incorporates MassARRAY into a broad range of SNP analysis programs. In addition, we expect to generate revenue from the sale of proprietary assays and software products and other services provided to the customer. In some cases we may retain some rights to assays developed in collaborations with third parties. This may allow us to offer an expanded line of products to a broader market. Our sales will be initially driven by the need for SNP validation and later could expand into the areas of genomic drug development, diagnostics and agricultural genomics.

Our expenses have consisted primarily of costs incurred in research and development, manufacturing scale-up, business development and from general and administrative costs associated with our operations. We expect our research and development expenses to increase in the future as we continue to improve and develop products. Our selling expenses will increase as we commercialize our products. Expansion of our facilities and the additional obligations of a public reporting entity will also add to our expenses. In addition, we expect to record a $3.6 million charge to operating expenses in the first quarter of 2000 resulting from the forgiveness of loans granted to executive officers. These loans were granted in connection with the exercise of stock options. As a result, we expect to incur losses for the foreseeable future.

Our current products do not provide sufficient gross margin for us to become profitable. To become profitable, we will need to develop and introduce new higher margin products and generate significant sales of disposables.

We have a limited history of operations and we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current or new products, patent conflicts, the introduction of new products by our competitors, the timing and extent of our research and development efforts, and the timing of significant orders. Our limited operating history makes accurate prediction of future operations difficult or impossible.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Revenues
Research and development grant revenue decreased to approximately $179,000 in 1999 from approximately $351,000 in 1998 and from $527,000 in 1997. As we approached the commercial launch of our products, we received funding from private equity financings and did not pursue grant funding.

Research and development expenses
Research and development expenses increased to $10.3 million in 1999 from $6.2 million in 1998 and $3.5 million in 1997. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to completion of our product development. The $4.1 million increase from 1998 to 1999 resulted from the expansion of our research and development efforts and was comprised of a $2.3 million increase in salaries and related personnel costs, additional material costs of $1.2 million and approximately $600,000 of additional costs directly related to the scale-up of manufacturing for our SpectoCHIPs. The $2.7 million increase from 1997 to 1998 resulted from an additional $1.3 million in personnel costs and approximately $1.4 million in additional supplies related to the development of our MassARRAY system.

General and administrative expenses
General and administrative expenses increased to $8.2 million in 1999 from $4.2 million in 1998 and $1.9 million in 1997. These expenses consist primarily of salaries and related costs for executive, finance and other administrative personnel, general and patent related legal expenses, and business development expenses. Salaries and related personnel costs for additional administrative personnel represented $1.3 million of the increase in 1999. Approximately $800,000 of the increase was due to expenses related to filing and pursuing patent applications. The remaining $1.9 million portion of the 1999 increase was attributed to general expenses associated with the overall expansion of our operations. Expenses relating to filing and pursuing patent applications increased by $800,000 from 1997 to 1998. These expenses increased because a higher number of patents were filed worldwide. Expenses related to an increase in personnel represented the remainder of the increase.

Amortization of deferred stock compensation
Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the year ended December 31, 1999, we recorded amortization of deferred stock compensation totaling $4.4 million, including $1.6 million related to a remeasurement of options originally granted to an officer in 1997. We anticipate that additional deferred compensation totaling $1.6 million will be recorded for options granted in January 2000. These amounts are being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows: $3.7 million during 2000, $939,000 during 2001, $432,000 during 2002, and $187,000 during 2003.

Interest income
Interest income increased to approximately $1.6 million in 1999 from approximately $397,000 in 1998. The increase resulted from higher average balances of cash and cash equivalents and short-term investments in 1999, resulting from the investment of the proceeds from the sale of Series D convertible preferred stock in December 1998 and the first quarter of 1999. The increase was due to higher average balances of cash and cash equivalents and short-term investments in 1998, resulting from the investment of the proceeds from the sale of Series C convertible preferred stock in February 1998. Interest income increased to $397,000 in 1998 from $57,000 as a result of higher average balances of cash and cash equivalents and short-term investments in 1998, resulting from the investment of the proceeds from the sale of Series C convertible preferred stock in February 1998

Interest expense
Interest expense increased to approximately $790,000 in 1999 from approximately $613,000 in 1998 and $308,000 in 1997. Interest expense increased in 1999 due to higher average borrowing under a capital lease arrangement. The 1998 increase in interest expense resulted from both an increase in borrowings under a capital lease agreement and from the issuance of convertible debt.

Other income, net
Other income, net of approximately $169,000 in 1999 primarily represents the gain on a disposal of a fixed asset during 1999.

Income taxes
As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $26.8 million and $12.3 million. We also have federal and state research and development tax credit carryforwards of approximately $925,000 and $483,000 and German net operating loss carryforwards of approximately $7.9 million. The research and development tax credit carryforwards will begin to expire in 2011, unless previously utilized. The federal and state net operating loss and credit carryforwards will begin to expire in 2000 and 2008, respectively. The German net operating losses may be carried forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 388, our net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50%, which occurred during 1998 and also in connection with our initial public offering in February 2000. However, we do not believe these limitations will materially impact the use of the net operating loss and credit carryforwards.

Liquidity and capital resources
We have funded our operations with $55.6 million of private equity financings, $6.0 million in loans and convertible loans, and $2.2 million from equipment financing arrangements. In addition, in February 2000, we completed our initial public offering raising net proceeds of approximately $144.1 million. At December 31, 1999, cash, cash equivalents and short-term investments totaled $21.6 million compared to $28.5 million at December 31, 1998. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the year ended December 31, 1999 was $14.7 million compared with $7.8 million for the same period in 1998. A net loss of $21.8 million in 1999 was partially offset by non-cash charges of $4.4 million for amortization of deferred compensation, $1.9 million for depreciation and amortization expense and an increase of $2.0 million in accounts payable and accrued expenses. Investing activities, other than the changes in our short-term investments, consumed $4.5 million in cash during 1999 due to leasehold improvements and equipment expenditures.

Cash provided by financing activities was $12.6 million for the year ended December 31, 1999 compared to $39.2 million for the same period in 1998. Financing activities included the receipt of net proceeds of $11.8 million from the sale of preferred stock to investors during the year ended December 31, 1999 and $35.8 million in the same period in 1998.

Working capital decreased to $18.5 million at December 31, 1999 from $26.0 million at December 31, 1998. The decrease in working capital was due to our use of cash in operations, higher accounts payable and accrued liabilities as a result of increased product and business development, expenses, and payment of capital lease obligations, offset in part by higher inventory and prepaid expenses.

As of December 31, 1999, we had an aggregate of $7.8 million in future obligations of principal payments under capital leases and long-term debt, of which $0.5 million is obligated to be repaid within the next year. We used approximately $3.1 million of the proceeds of our initial public offering for the repayment of long-term bank debt.

We believe our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 24 months. Our future capital uses and requirements depend on numerous factors, including:

 .  our success in selling our MassARRAY system and associated technologies;

 .  our progress with research and development;

 .  our ability to introduce and sell new products;

 .  our sales and marketing expenses;

 .  expenses associated with unforeseen litigation;

 .  costs and timing of obtaining new patent rights; and

 . regulatory changes and competition and technological developments in the market.

Therefore, our capital requirements may increase in future periods. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.

We have a $25.0 million bank line of credit, all of which is available for borrowing. We have no commitments for any additional financings, and we cannot assure you that additional funding will be available to finance our operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term investments
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

Long-term debt
Our long-term debt is denominated in German deutsche marks. We converted approximately half of this debt into common stock upon the closing of our initial public offering in February 2000, and repaid the rest of this debt in cash from the proceeds of the initial public offering. Increases in value of the German deutsche mark relative to the US dollar before the conversion resulted in a translation loss of approximately $200,000 through the date of the conversion and repayment.

Foreign currency rate fluctuations
The functional currency for our German subsidiary is the deutsche mark. The German subsidiary's accounts are translated from the German deutsche mark to the US dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our German subsidiary conducts its business with customers in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiaries or transactions with our European customers. The net tangible assets of our German subsidiary, without regard to the long-term debt, totaled $3.6 million at December 31, 1999. A 1% decrease in the value of German deutsche marks relative to the US dollar would result in an approximately $21,000 unrealized foreign translation loss.

Inflation
We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Recent accounting pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative--which focused on freestanding contracts such as options and forwards, including futures and swaps--expanding it to include embedded derivatives and many commodity contracts. Under the statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS No. 133 will have a material impact on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the Index on Page F-l of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their positions with the Company and ages as of December 31, 1999 are as follows:

NAME                               AGE POSITION
----                               --- --------
Executive Officers & Directors
Hubert Koster, PhD...............   59 President, Chief Executive Officer and Director
Charles R. Cantor, PhD...........   57 Chief Scientific Officer
Stephen L. Zaniboni..............   42 Senior Vice President and Chief Financial Officer
Antonius Schuh, PhD..............   36 Executive Vice President, Business Development and
                                        Marketing
Delbert F. Foit, Jr..............   53 Chief Operating Officer
Andreas Braun, PhD, MD...........   43 Chief Medical Officer
Karsten Schmidt, PhD.............   38 Managing Director, Sequenom GmbH
Helmut Schuhsler, PhD(1).........   40 Chairman of the Board of Directors
Ernst-Gunter Afting, PhD, MD(2)..   57 Director
John E. Lucas(1)(2)..............   68 Director
Peter Reinisch, PhD..............   59 Director

--------
(1) Member of the compensation committee.

(2) Member of the audit committee.

Hubert Koster, PhD   Dr. Koster is our founder, President, Chief Executive
Officer and a member of our board of directors and our scientific advisory board. In 1978, Dr. Koster was appointed tenured professor of organic chemistry and biochemistry at Hamburg University. Dr. Koster founded Biosyntech, GmbH, the first biotech company in Germany in 1981 and served on its board of directors and scientific advisory board. In 1987, he co-founded MilliGen/Biosearch, the biotech division of Millipore Corporation in Bedford, MA, and served as Vice President of Science and Technology. Dr. Koster currently holds more than 20 patents and authored more than 110 publications prior to founding Sequenom in 1994. Dr. Koster studied chemistry at Hamburg University, completed doctoral research at the Max Planck Institute for Experimental Medicine in Gottingen, and completed post-doctoral research work at the Max Planck Institute for Virus Research in Tubingen.

Charles R. Cantor, PhD   Dr. Cantor joined us as our Chief Scientific Officer
and Chairman of our scientific advisory board in August 1998. From 1992 until joining us, Dr. Cantor served as the chair of, and as a professor in the department of biomedical engineering and biophysics, and Director of the Center for Advanced Biotechnology at Boston University. Prior to that time, Dr. Cantor held positions at Columbia University and the University of California, Berkeley. He was also Director of the Human Genome Center of the Department of Energy at Lawrence Berkeley Laboratory. Dr. Cantor published the first textbook on genomics: The Science and Technology of the Human Genome Project and remains active in the Human Genome Project through his membership in a number of the project's advisory committees and review boards. He is a scientific advisor to 16 biotech and life science companies and two venture capital firms. He is also a member of the National Academy of Sciences. Dr. Cantor earned his PhD from the University of California, Berkeley.

Stephen L. Zaniboni   Mr. Zaniboni joined us as our Chief Financial Officer in
April 1997. From 1994 until joining us, Mr. Zaniboni served as Vice President, Finance for Aspect Medical Systems, Inc. Prior to joining Aspect, Mr. Zaniboni was Corporate Controller for Behring Diagnostics from 1988 to 1994 where he implemented financial systems during a dramatic growth period. Before joining Behring, he held various financial management positions at Boston Scientific Corp. Mr. Zaniboni began his career with Arthur Andersen & Co. He earned his MBA from Boston College and he is a Certified Public Accountant.

Antonius Schuh, PhD Dr. Schuh joined our German subsidiary as Managing Director in December 1996 and was promoted to Executive Vice President, Business Development and Marketing, in 1998 when he moved to our headquarters in San Diego, California. From 1993 until joining us, Dr. Schuh was with Helm AG, an international pharma/chemical trading and distribution corporation. While at Helm AG, he established and headed the Pharma Business Development Group and the associated technical and regulatory affairs department. Prior to that, from 1992 to 1993, he was with Fisons Pharmaceuticals. Dr. Schuh is a co-founder of BIOND, Heidelberg, a board member of Austrian Orphan Pharmaceuticals AG, Vienna, and an advisor to Juelich Enzyme Products, Juelich, Federal Republic Germany. Dr. Schuh earned his PhD in pharmaceutical chemistry from the University of Bonn, in Germany.

Delbert F. Foit, Jr. Mr. Foit joined us as our Chief Operating Officer in March 1999. From 1996 until joining us, Mr. Foit served as Vice President of North American Operations for the Laboratory Systems Division of Boehringer Mannheim Inc. He also served in various other positions, beginning in 1992, where he implemented a number of successful productivity initiatives first with Microgenics then with Boehringer Mannheim's North American Laboratory Systems. After the acquisition of Boehringer Mannheim by Hoffmann-La Roche, Mr. Foit assumed overall responsibility for the combined Laboratory Systems Operations of Roche and Boehringer in North America. Prior to his tenure with Boehringer, Mr. Foit held positions as Director of Operations and Director of Manufacturing for Ortho Diagnostics Systems, a Johnson and Johnson Company. Mr. Foit earned his MBA from Rider University.

Andreas Braun, PhD, MD Dr. Braun joined us in 1995 and was promoted from Vice President, Genomics to Chief Medical Officer in September 1999. From 1992 until joining us, Dr. Braun served as Deputy Head of the Clinical Laboratory at the Childrens Hospital, University of Munich. Dr. Braun has published more than 45 peer-reviewed scientific publications. His research work in functional pharmacogenomics targeting the human bradykin receptor was recognized in 1996 with the Garbor Szasz Award which was granted by the German Society of Clinical Chemistry. Dr. Braun earned doctorate degrees in biology and medical science from the University of Munich.

Karsten Schmidt, PhD Dr. Schmidt joined our German subsidiary as Director, Business Development in January 1999 and was appointed as Managing Director in May of 1999. From 1996 until joining us, Dr. Schmidt served in a senior management position at Rhone-Poulenc Rorer, Germany, where he was responsible for all drug regulatory affairs for asthma and allergies. From 1994 to 1996, Mr. Schmidt served as a manager in charge of regulatory affairs, for Fisons Araneimittel, GmbH. As a member of the International Pharmaceutical Aerosol Consortium, Dr. Schmidt was involved in the joint activities of five prominent pharmaceutical companies in this field to develop inhaled asthma therapies with ozone-friendly propellants. Dr. Schmidt is a trained pharmacist and has a broad scientific background in biochemistry and molecular biology. Dr. Schmidt earned his PhD in pharmaceutical biology from the University in Bonn.

Helmut Schuhsler, PhD Dr. Schuhsler joined us as the Chairman of our Board of Directors in 1996. Since 1998, Dr. Schuhsler has served as a managing partner at TVM Techno Venture Management, a German and US venture capital firm. He has been with TVM since 1990 and has been responsible for over 25 healthcare investments of the firm. He is currently a Director of several biotechnology and instrumentation companies. Dr. Schuhsler earned a PhD in the Social and Economic Sciences from the University of Economics in Vienna.

Ernst-Gunter Afting, PhD, MD Dr. Afting joined us as a Director in 1996. Since 1995, Dr. Afting has served as the Managing Director of Gesellschaft fur Strahlenforschung, one of the largest German research organizations. From 1993 to 1995, he served as President and Chief Executive Officer of Roussel UCLAF, Paris. He also headed the pharmaceutical division of Hoechst Group and was Chairman of the Divisional Pharma Board of Hoechst. Dr. Afting earned a PhD and an MD in Chemistry from the University of Freiburg/Breisgau.

John E. Lucas Mr. Lucas joined us as a Director in 1998. Mr. Lucas currently serves as a management consultant to six biomedical companies. From 1994 to 1996, he was Founder, President and CEO of American Scientific Resources, Ltd., a manufacturer of blood testing materials. From 1991 to 1994, he held the positions of President, CEO and Chairman at Oxigene, Inc. and held similar positions from 1974 to 1991 at Luconex, Mast ImmunoSystems, Xoma, Millipore Ventures, Chemetrics and Oxford Laboratories. Mr. Lucas serves as a Director of InSite Vision Incorporated. Mr. Lucas earned an MBA from Harvard University.

Peter Reinisch, PhD Dr. Reinisch joined us as a Director in 1998. Dr. Reinisch has served as an advisor to the general partners of Global Life Sciences LP located in Guernsey, Channel Islands, a position he has held since 1996. Dr. Reinisch is on the board of directors or has board visitation rights for eight companies. From 1994 to 1998, he advised companies in the Corange Group and played a key role in the co-establishment of Global Life Sciences LP. Prior to that time, Dr. Reinisch held various senior management positions with Corange/Boehringer Mannheim primarily in the area of business development of the Diagnostics division. Dr. Reinisch earned a PhD in Business Administration from the Technical University of Vienna.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), upon the Company becoming registered under the Exchange Act, the Company's directors, executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to identify in this Form 10-K those persons who failed to timely file these reports. The Company was not a reporting company in 1999 and no filings were required. However, the Company became registered under Section 12 of the Exchange Act on January 31, 2000 and the initial statements of beneficial ownership on Form 3 for all directors, executive officers and 10% stockholders were filed prior to that date.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all compensation received during the year ended December 31, 1999 and December 31, 1998 by our Chief Executive Officer and our other five executive officers whose salary and bonus exceeded $100,000 in 1999 for services rendered in all capacities to us during 1999.

Other annual compensation for Dr. Koster includes, for 1998, $94,266 paid in connection with his relocation to our corporate headquarters in San Diego from Hamburg, Germany, $3,900 for use of a company automobile and $1,000 paid in connection with various tax services and, for 1999, $6,923 paid in connection with his relocation, and $5,702 for use of a company automobile. Other annual compensation for Mr. Zaniboni includes, for 1998, $12,098 paid in connection with his relocation to San Diego, California and $1,275 paid for various tax services and, for 1999, amounts paid for various tax services. Other annual compensation for Dr. Shuh and Andreas Braun for both years reflects the amount paid for various tax services. Other annual compensation for Dr. Cantor during 1999 represents payment for his services as chief of our scientific advisory board. Other annual compensation for Mr. Foit represents the amount paid in connection with his relocation to our corporate headquarters in San Diego. Other annual compensation for all officers listed represents income from the exercise of non-qualified stock options.

SUMMARY COMPENSATION

                                                       LONG TERM
                                                  COMPENSATION AWARDS
                                               -------------------------
                                   ANNUAL
                                COMPENSATION                 SECURITIES
NAME AND PRINCIPAL            ---------------- OTHER ANNUAL  UNDERLYING     OTHER
POSITION                 YEAR  SALARY   BONUS  COMPENSATION OPTIONS/SARS COMPENSATION
------------------       ---- -------- ------- ------------ ------------ ------------
Hubert Koster........... 1998 $252,000 $10,000   $99,166      255,000          --
 President and           1999 $279,334 $10,000   $12,625      155,000      450,688
 Chief Executive Officer

Stephen L. Zaniboni..... 1998  132,500  10,000    13,373      140,000          --
 Senior Vice President,  1999  185,208  10,000     1,650       50,000       17,084
 Financial Officer

Antonius Schuh.......... 1998  150,426  10,000       --       130,000          --
 Executive Vice
  President,             1999  187,223  10,000       750       50,000       23,126
 Business Development
 and Marketing

Charles R. Cantor....... 1999  180,000  21,000    30,000      100,000      207,200
 Chief Scientific
  Officer

Andreas Braun........... 1998  136,000  10,000       350       50,000          --
 Chief Medical Officer   1999  145,917  10,000     1,150      130,000          --

Delbert F. Foit, Jr. ... 1999  126,000   7,432    10,460      100,000          --
 (from April 1, 1999)
 Chief Operating Officer

OPTIONS
The following table shows information regarding options granted to the executive officers listed in the summary compensation table above during the fiscal years ended December 31, 1998 and 1999. We have not granted any stock appreciation rights.

Each option represents the right to purchase one share of our common stock. The options generally become vested over four years. To the extent not already vested, some of these options may also accelerate and become exercisable in the event of a merger in which we are not the surviving corporation or upon the sale of substantially all of our assets. In the years ended December 31, 1998 and 1999, we granted options to purchase an aggregate of 1.3 million and
1.1 million shares of common stock, respectively, to various officers, employees, directors and consultants.

The potential realizable value at assumed annual rates of stock price appreciation for the option term represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are required by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

                                                                               POTENTIAL
                                                                              REALIZABLE
                                            INDIVIDUAL GRANTS                  VALUE AT
                              --------------------------------------------- ASSUMED ANNUAL
                                             % OF                              RATES OF
                              NUMBER OF  TOTAL OPTIONS                      APPRECIATION OF
                              SECURITIES  GRANTED TO                        STOCK PRICE FOR
                              UNDERLYING EMPLOYEES IN  EXERCISE               OPTION TERM
                               OPTIONS     IN 1998 &     PRICE   EXPIRATION ---------------
NAME                     YEAR  GRANTED       1999      PER SHARE    DATE      5%      10%
----                     ---- ---------- ------------- --------- ---------- ------- -------
Hubert Koster........... 1998   75,000          6%       $0.55    09/18/08  $25,942 $65,742
                                72,656          6         1.10    12/11/08   50,262 127,374
                               107,344          9         1.00    12/11/08   67,508 171,079
                         1999    8,420          *         3.30    01/29/09   17,474  44,284
                                36,580          3         3.00    01/29/09   69,015 174,897
                                60,000          6         3.00    07/09/09  113,201 286,874
                                50,000          5         3.00    10/21/09   94,334 239,062

Option grants in last two fiscal years


Stephen L. Zaniboni..... 1998   20,000          2         0.50    04/02/08    6,289  15,937
                                20,000          2         0.50    06/24/08    6,289  15,937
                               100,000          8         1.00    12/11/08   62,889 159,374
                         1999   50,000          5         3.00    10/21/09   94,334 239,062

Antonius Schuh.......... 1998   30,000          2         0.50    09/18/08    9,433  23,906
                               100,000          8         1.00    12/11/08   62,889 159,374
                         1999   50,000          5         3.00    10/21/09   94,334 239,062

Charles R. Cantor....... 1998    5,000          *         0.50    04/02/08    1,572   3,984
                               180,000         15         0.50    06/24/08   56,601 143,433
                         1999  100,000          9         3.00    01/29/09  188,668 478,124

Andreas Braun........... 1998   50,000          4         1.00    12/11/08   31,444  79,687
                         1999   30,000          3         3.00    01/29/09   56,600 143,437
                               100,000          9         3.00    10/21/09  188,668 478,124

Delbert F. Foit, Jr..... 1999  100,000          9         3.00    04/09/09  188,668 478,124

--------
*  Less than 1%.

The following table shows information at December 31, 1999 concerning the number and value of unexercised options held by each of the executive officers listed in the summary compensation table above. Options shown as exercisable in the table below are immediately exercisable. However, we have rights to repurchase shares of the common stock underlying some of these options upon termination of the holder's employment with us. There was no public trading market for the common stock as of December 31, 1999. Accordingly, the value of unexercised in-the-money options listed below has been calculated on the basis of the initial public offering price of $26.00 per share, less the applicable exercise price per share, multiplied by the number of shares underlying such options.

Aggregated option exercises in the year ended December 31, 1999 and year-end option values

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                          OPTIONS AT           IN-THE-MONEY OPTIONS
                                                       DECEMBER 31, 1999       AT DECEMBER 31, 1999
                         SHARES ACQUIRED   VALUE   ------------------------- -------------------------
NAME                       ON EXERCISE   REALIZED  EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     --------------- --------- ----------- ------------- ----------- -------------
Hubert Koster...........     790,000     1,589,984       --                         --        --
Stephen L. Zaniboni.....     260,000       492,500       --                         --        --
Antonius Schuh..........     330,000       687,500       --                         --        --
Charles R. Cantor.......     351,000       657,200       --                         --        --
Andreas Braun...........     120,000       317,500   130,000                   2,990,00       --
Delbert F. Foit, Jr. ...      25,000           --     75,000                  1,725,000       --

DIRECTOR COMPENSATION

Certain outside directors receive cash compensation. One outside director receives $2,500 per quarter for his services as a director to the Company. Another outside director received $4,000 per month for advisory services in connection with our initial public offering. All directors are reimbursed for the reasonable expenses of attending the meetings of the board of directors or committees. Under our 1999 Stock Incentive Plan, each individual who first becomes a non-employee member of the board of directors at any time after January 31, 2000 will receive an option to purchase 15,000 shares of our common stock on the date the individual joins the board of directors, provided the individual has not previously been employed by us or any parent or subsidiary corporation. In addition, on the date of each annual stockholders meeting held after the effective date of this offering beginning in 2000, each non-employee member of the board of directors will automatically be granted an option to purchase 3,000 shares of common stock, provided such individual has served as a non-employee member of the board of directors for at least six months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our compensation committee currently consists of Messrs. Lucas and Schuhsler. Neither member of the compensation committee has been an officer or employee of ours at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors or compensation committee. Prior to the formation of the compensation committee in November 1999, the board of directors as a whole made decisions relating to compensation of our executive officers.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

All of our current employees have entered into agreements with us which contain restrictions and covenants. These provisions include covenants relating to the protection of our confidential information, the assignment of inventions, and restrictions on competition and soliciting our clients, employees, or independent contractors.

None of our employees is employed for a specified term, and each employee's employment with us is subject to termination at any time by either party for any reason, with or without cause.

Dr. Koster's employment agreement provides for a salary of $240,000 per year, subject to periodic increases by our board of directors at its discretion. In connection with his employment with us, Dr. Koster was granted an option to purchase 300,000 shares of our common stock under our 1994 and 1998 stock plans. Dr. Koster has exercised these options. We recorded deferred compensation as a result of a remeasurement of these options originally granted in 1997. Dr. Koster was also reimbursed for expenses he incurred in relocating from Hamburg, Germany to our corporate offices in San Diego, California, in connection with his employment agreement. If Dr. Koster's employment is terminated involuntarily or without cause, Dr. Koster will be entitled to receive his annual salary in periodic payments, until he secures other full-time employment with another company or until one year has elapsed after termination, whichever is earlier.

Mr. Zaniboni's employment agreement provides for a salary of $195,000 per year, subject to periodic increases by our board of directors at its discretion. Mr. Zaniboni is also entitled to receive a bonus of $10,000 per year. In connection with his employment with us, Mr. Zaniboni was granted options to purchase 210,000 shares of our common stock under our 1994 and 1998 stock plans. Mr. Zaniboni has exercised these options. If Mr. Zaniboni's employment is terminated involuntarily or without cause, Mr. Zaniboni will be entitled to receive his annual salary in periodic payments, until he secures other full-time employment with another company or until six months have elapsed after termination, whichever is earlier.

Dr. Schuh's employment agreement provides for a salary of $195,000 per year, subject to periodic increases by our board of directors at its discretion. Dr. Schuh is also entitled to receive a bonus of $10,000 per year. In connection with his employment with us, Dr. Schuh was granted options to purchase 280,000 shares of our common stock under our 1994 and 1998 stock plans. Dr. Schuh has exercised these options. If Dr. Schuh's employment is terminated involuntarily or without cause, Dr. Schuh will be entitled to receive his annual salary in periodic payments, until he secures other full-time employment with another company or until six months have elapsed after termination, whichever is earlier.

Dr. Cantor's employment agreement provides for a salary of $180,000 per year, subject to periodic increases by our board of directors at its discretion. Dr. Cantor is also entitled to receive a bonus of $21,000 per year. In addition, Dr. Cantor will be paid $30,000 in connection with his service as the Chairman of our scientific advisory board. Moreover, we will pay for up to 12 visits per year to Boston University that Dr. Cantor is required to make in connection with his leave of absence from his positions at the university. In connection with his employment with us, Dr. Cantor was granted options to purchase 280,000 shares of our common stock under our 1994 and 1998 stock plans. Dr. Cantor has exercised these options. If Dr. Cantor's employment is terminated involuntarily or without cause, Dr. Cantor will be entitled to receive his annual salary in periodic payments, until he secures other full-time employment with another company or until six months have elapsed after termination, whichever is earlier.

Mr. Foit's employment agreement provides for a salary of $180,000 per year, subject to periodic increases by our board of directors at its discretion. Mr. Foit is also entitled to receive a bonus of $10,000 per year. We also agreed to pay reasonable expenses, up to a maximum of $50,000, associated with Mr. Foit's relocation to our corporate offices in San Diego, California. Mr. Foit was also granted an additional $1,000 monthly housing allowance during his first twelve months of service with us. In connection with his employment with us, Mr. Foit was granted options to purchase 100,000 shares of our common stock under our 1998 Stock Option/Stock Issuance Plan. Mr. Foit has exercised a portion of these options. If Mr. Foit's employment is terminated involuntarily or without cause, Mr. Foit will be entitled to receive his annual salary in periodic payments, until he secures other full-time employment with another company or until six months have elapsed after termination, whichever is earlier.

PENSION AND LONG-TERM INCENTIVE PLANS

The Company has no pension or long-term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 29, 2000, by: (i) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's officers named under "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.

                                                   SHARES BENEFICIALLY OWNED
                                                 ------------------------------
                                                             NUMBER OF
                                                               SHARES
                                                  NUMBER OF  UNDERLYING
                                                   SHARES    OPTIONS OR
BENEFICIAL OWNER                                 OUTSTANDING  WARRANTS  PERCENT
----------------                                 ----------- ---------- -------
Five Percent Stockholders
Funds affiliated with TVM Techno Venture
 Management(1).................................   2,604,305    38,854    10.9%
  Maximilianstrasse 35
  Einang C
  80539 Munich
  Germany
Alpinvest International B.V.(2)................   1,445,665    31,746     6.2
  De Gooise Poort
  Gooimeer 3 NL 1410 AB
  Nararden
  The Netherlands
Directors and Named Executive Officers
Hubert Koster, PhD.............................   2,017,691   200,000     9.2%
Helmut Schuhsler, PhD..........................   2,674,305    38,854    11.3
Ernst-Gunter Afting, PhD, MD...................     106,748       --      0.4
John E. Lucas..................................      52,685       --      0.2
Peter Reinisch, PhD(3).........................     832,871    10,000     3.5
Stephen L. Zaniboni............................     261,920    36,000     1.2
Antonius Schuh, PhD............................     330,000    36,000     1.5
Charles R. Cantor, PhD.........................     359,269    45,000     1.7
Andreas Braun, PhD, MD.........................     250,000    36,000     1.2
Karsten Schmidt, PhD...........................      22,500     7,500     0.1
Delbert F. Foit, Jr. ..........................      42,570    87,000     0.5
All directors and executive officers as a group
 (11 persons)..................................   6,950,559   496,354    30.1%

--------
(1) Includes 834,902 shares owned by TVM Zweite Beteiligung-US L.P; 538,461 shares owned by TVM Medical Ventures; 474,957 shares owned by TVM Eurotech L.P.; 388,749 shares owned by TVM Techno Venture Enterprises No. II L.P.; 259,168 shares owned by TVM Intertech L.P.; 67,900 shares owned by TVM Techno Venture Management No. III GmbH; and 40,168 shares owned by TVM Techno Venture Investors No. 1 L.P. Dr. Schuhsler and Friedrich Bornikoel are the Managing Directors of TVM Techno Venture Management GmbH and Dr. Schuhsler is also a member of the Board of Management of TVM Medical Ventures GmbH & Co. KG. Dr. Schuhsler disclaims beneficial ownership of all shares issued or issuable to the foregoing entities, except to the extent of his pecuniary interest, but exercises shared voting and investment power with respect to some of these shares.

(2) There is no single person at Alpinvest that exercises voting control over shares held by Alpinvest. Voting requires the signature of two of the authorized signatories. Mr. Stan Vermeulen and Mr. Jaap Vermeulen are two natural persons authorized to sign on behalf of Alpinvest.

(3) Represents shares owned by GLS LP Investments III Limited. Dr. Reinisch is affiliated with GLS LP Investments III Limited. Dr. Reinisch disclaims beneficial ownership of all shares issued or issuable to the foregoing entities, except to the extent of his pecuniary interest, but exercises shared voting and investment power with respect to some of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

We have loaned money to some of our executive officers under the terms of promissory notes and stock pledge agreements, whereby the executive officers pledge shares of our common stock issued upon the exercise of options to purchase such common stock. These loans were used by the executive officers upon the exercise of these options to acquire the underlying shares of common stock. Each loan is required to be repaid on the earlier of two years after its execution or the completion of a secondary public offering by us, in which the officer making the note is allowed to sell his shares of our common stock. The amount outstanding at December 31, 1999 on each loan shown below represents the largest aggregate amount of indebtedness outstanding at any time during the term of each such loan. The executive officers to whom we have made these loans and the principal terms of the loans are shown in the following table:

                                                                            AMOUNT     APPROXIMATE
                                                                        OUTSTANDING AT  INTEREST
                                                                         DECEMBER 31,     RATE
 EXECUTIVE OFFICER       POSITION                                            1999       PER ANNUM
 -----------------       --------                                       -------------- -----------
Hubert Koster........... President and Chief Executive Officer             $953,266          6%
Charles R. Cantor....... Chief Scientific Officer                           477,391          6
Antonius Schuh.......... Executive Vice President, Business                 312,956          6
                         Development and Marketing
Stephen L. Zaniboni..... Senior Vice President, Chief Financial Officer     295,743          6

In February 2000, the Board of Directors approved the forgiveness of the loans.

INDEMNIFICATION AGREEMENTS

We have entered into indemnification agreements with each of our directors and officers containing provisions that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them. However, we will not indemnify directors or officers with respect to liabilities arising from willful misconduct of a culpable nature. For more information concerning these agreements, see "Description of securities--limitation of liabilities and indemnification matters."

CONSULTING AGREEMENT

During the period beginning when we were organized in 1994 until July 1997, Dr. Hubert Koster worked for us as a consultant. We paid Dr. Koster $5,000 per month until September 1996 at which time we increased his consulting compensation to $12,500 per month, in consideration for his services to us. Dr. Koster's consulting arrangement was terminated when he was appointed as our President and Chief Executive Officer in 1997.

INTELLECTUAL PROPERTY ASSIGNMENTS

Since our inception, Dr. Koster has assigned several personal patents and other intellectual property rights to us that are key in the development of our products and technology. As partial consideration for these assignments, we reimbursed Dr. Koster for patent application costs and prior to 1996 we issued shares of our Series A convertible preferred stock to Dr. Koster. We have paid no additional consideration to Dr. Koster except for those amounts paid in connection with his employment or consulting services to us since January 1996.

Dr. Cantor is named as an inventor on a number of patents which we have licensed from Boston University. If we are commercially successful and are required to make royalty payments to Boston University under our license arrangements, Dr. Cantor could receive additional compensation from Boston University. In addition, we fund research at Boston University; however, Dr. Cantor receives no direct compensation from Boston University as a result of this funding.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) (1) FINANCIAL STATEMENTS

    The financial statements of the Company are included herein as required under Item 8 of this annual report on Form 10-K. See Index on page F-l.

    (2) FINANCIAL STATEMENT SCHEDULES

    Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

  (B) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the last quarter in 1999 since we were not subject to this reporting requirement during 1999.

  (C)  EXHIBITS

    The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

   EXHIBIT
   NUMBER
   -------
   #3.1    Restated /certificate of Incorporation of the Company (Exhibit 3.2).
   #3.2    Amended and Restated Bylaws of the Company (Exhibit 3.4).
   #4.1    Form of Certificate for Common Stock.
   10.63   Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California
   23.1    Consent of Ernst & Young LLP, Independent Auditors.
   27.1    Financial Data Schedule.

--------
# Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 333-91665), as amended.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEQUENOM, INC.

                                                   /s/ Hubert Koster
Date: March 27, 2000                      By: _________________________________
                                                       Hubert Koster
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  Known all men by these presents, that each person whose signature appears below constitutes and appoints Stephen L. Zaniboni or Hubert Koster, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                             TITLE                     DATE
             ---------                             -----                     ----

       /s/ Hubert Koster             President and Chief Executive      March 27, 2000
____________________________________  Officer
           Hubert Koster

     /s/ Stephen L. Zaniboni         Chief Financial Officer            March 27, 2000
____________________________________  (Principal Financial and
        Stephen L. Zaniboni           Accounting Officer)
       /s/ Helmut Schuhsler          Chairman of the Board of           March 27, 2000
____________________________________  Directors and Director
          Helmut Schuhsler
     /s/ Ernst-Guhter Afting         Director                           March 27, 2000
____________________________________
        Ernst-Gunter Afting
        /s/ Peter Reinisch           Director                           March 27, 2000
____________________________________
           Peter Reinisch
          /s/ John Lucas             Director                           March 27, 2000
____________________________________
             John Lucas

                                 SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors......................... F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999.............. F-3

Consolidated Statements of Operations for the years ended December 31,
 1997, 1998 and 1999 and the period February 14, 1994 (inception) to
 December 31, 1999........................................................ F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the period
 February 14, 1994 (inception) to December 31, 1999....................... F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1998 and 1999 and the period February 14, 1994 (inception) to
 December 31, 1999........................................................ F-7

Notes to Consolidated Financial Statements................................ F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Sequenom, Inc.

We have audited the accompanying consolidated balance sheets of Sequenom, Inc. (a development stage company) as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999 and the period from February 14, 1994 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequenom, Inc. (a development stage company) at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and the period from February 14, 1994 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

San Diego, California
February 25, 2000

                                 SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1998         1999
                                                      -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 8,559,612  $ 5,200,734
  Short-term investments, available-for-sale.........  19,937,876   16,415,764
  Grant receivable...................................         --       105,041
  Inventories........................................         --       229,750
  Deferred stock issuance costs......................         --       645,534
  Other current assets and prepaid expenses..........     251,596      809,202
                                                      -----------  -----------
Total current assets.................................  28,749,084   23,406,025
Equipment and leasehold improvements, net............   3,941,888    6,294,011
Other assets.........................................      86,312       53,023
                                                      -----------  -----------
Total assets......................................... $32,777,284  $29,753,059
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............. $ 2,385,254  $ 4,426,287
  Current portion of capital lease obligations.......     349,489      461,784
                                                      -----------  -----------
Total current liabilities............................   2,734,743    4,888,071
Capital lease obligations, less current portion......     730,064    1,189,428
Long-term debt.......................................   5,964,000    5,134,000
Accrued long-term interest payable on long-term
 debt................................................     713,500    1,003,000

Commitments

Stockholders' equity:
  Convertible preferred stock, par value $0.001;
   Authorized shares-14,842,757
   Aggregate liquidation preference-$44,645,038 and
    $56,793,947 at December 31, 1998 and 1999,
    respectively
   Issued and outstanding shares-12,973,694 and
    14,842,757 at December 31, 1998 and 1999,
    respectively.....................................      12,974       14,843
  Common stock, par value $0.001;
    Authorized shares-19,500,000
    Issued and outstanding shares-331,010 and
     2,298,675 at December 31, 1998 and 1999,
     respectively....................................         331        2,299
  Additional paid-in capital.........................  46,798,743   66,300,293
  Notes receivable for stock.........................         --    (2,056,466)
  Deferred compensation related to stock options.....  (2,420,150)  (3,618,601)
  Accumulated other comprehensive income (loss)......     (22,649)     400,779
  Deficit accumulated during the development stage... (21,734,272) (43,504,587)
                                                      -----------  -----------
Total stockholders' equity...........................  22,634,977   17,538,560
                                                      -----------  -----------
Total liabilities and stockholders' equity........... $32,777,284  $29,753,059
                                                      ===========  ===========

                            See accompanying notes.

                                 SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE
                                                                      PERIOD FROM
                                 YEAR ENDED DECEMBER 31,           FEBRUARY 14, 1994
                          ---------------------------------------   (INCEPTION) TO
                             1997          1998          1999      DECEMBER 31, 1999
                          -----------  ------------  ------------  -----------------
Research and development
 grants.................  $   526,573  $    351,067  $    179,248    $  1,949,791
Costs and expenses:
 Research and
  development...........    3,531,558     6,187,572    10,291,213      25,342,801
 General and
  administrative........    1,860,629     4,218,453     8,238,809      15,999,881
 Amortization of
  deferred
  compensation..........          --            --      4,376,360       4,376,360
                          -----------  ------------  ------------    ------------
                            5,392,187    10,406,025    22,906,382      45,719,042
                          -----------  ------------  ------------    ------------
Loss from operations....   (4,865,614)  (10,054,958)  (22,727,134)    (43,769,251)
Interest income.........       56,986       397,361     1,577,635       2,109,960
Interest expense........     (308,191)     (612,975)     (790,260)     (2,014,740)
Other income, net.......          --            --        169,444         169,444
                          -----------  ------------  ------------    ------------
Net loss................  $(5,116,819) $(10,270,572) $(21,770,315)   $(43,504,587)
                          ===========  ============  ============    ============
Historical net loss per
 share, basic and
 diluted................  $    (22.62) $     (33.33) $     (26.23)
                          ===========  ============  ============
Weighted average shares
 outstanding, basic and
 diluted................      226,251       308,121       829,895
                          ===========  ============  ============
Pro forma net loss per
 share, basic and
 diluted................                             $      (1.42)
                                                     ============
Pro forma weighted
 average shares
 outstanding, basic and
 diluted................                               15,283,261
                                                     ============


                            See accompanying notes.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          DEFERRED                   DEFICIT
                    CONVERTIBLE                                NOTES    COMPENSATION  ACCUMULATED  ACCUMULATED      TOTAL
                  PREFERRED STOCK   COMMON STOCK  ADDITIONAL RECEIVABLE  RELATED TO      OTHER     DURING THE   STOCKHOLDERS'
                  ---------------- --------------  PAID-IN      FROM       STOCK     COMPREHENSIVE DEVELOPMENT     EQUITY
                   SHARES   AMOUNT SHARES  AMOUNT  CAPITAL    OFFICERS    OPTIONS    INCOME (LOSS)    STAGE       (DEFICIT)
                  --------- ------ ------- ------ ---------- ---------- ------------ ------------- -----------  -------------
Net loss.........       --  $  --      --  $  --  $     --     $  --      $   --        $   --     $(1,149,498)  $(1,149,498)
Translation
adjustment.......       --     --      --     --        --        --          --         (1,703)           --         (1,703)
Comprehensive
loss.............       --     --      --     --        --        --          --            --             --     (1,151,201)
Issuance of
common stock.....       --     --        1    --          1       --          --            --             --              1
Issuance of
Series A
Convertible
Preferred Stock,
net of issuance
costs of $35,484    442,000    442     --     --    185,074       --          --            --             --        185,516
Issuance of
Series A
Convertible
Preferred Stock
for services.....    38,000     38     --     --     18,962       --          --            --             --         19,000
Issuance of
Series A
Convertible
Preferred Stock
for assets....... 1,100,000  1,100     --     --    548,900       --          --            --             --        550,000
                  --------- ------ ------- ------ ---------    ------     -------       -------    -----------   -----------
BALANCE AT
DECEMBER 31,
1994............. 1,580,000  1,580       1    --    752,937       --          --         (1,703)    (1,149,498)     (396,684)
 Net loss........       --     --      --     --        --        --          --            --      (1,720,201)   (1,720,201)
 Translation
 adjustment......       --     --      --     --        --        --          --         (3,222)           --         (3,222)
                                                                                                                 -----------
 Comprehensive
 loss............       --     --      --     --        --        --          --            --             --     (1,723,423)
 Issuance of
 Series B
 Convertible
 Preferred Stock,
 net of issuance
 costs of
 $32,940......... 2,333,333  2,333     --     --  3,464,727       --          --            --             --      3,467,060
 Issuance of
 Common Stock....       --     --   26,250     26     1,287       --          --            --             --          1,313
 Exercise of
 stock options...       --     --  122,000    122     5,978       --          --            --             --          6,100
                  --------- ------ ------- ------ ---------    ------     -------       -------    -----------   -----------
BALANCE AT
DECEMBER 31,
1995............. 3,913,333  3,913 148,251    148 4,224,929       --          --         (4,925)    (2,869,699)    1,354,366
 Net loss........       --     --      --     --        --        --          --            --      (3,477,182)   (3,477,182)
 Translation
 adjustment......       --     --      --     --        --        --          --        (63,554)           --        (63,554)
                                                                                                                 -----------
 Comprehensive
 loss............       --     --      --     --        --        --          --            --             --     (3,540,736)
 Issuance of
 Series B
 Convertible
 Preferred Stock,
 net of issuance
 costs of
 $10,592.........   643,330    644     --     --    953,647       --          --            --             --        954,291
 Issuance of
 warrants........       --     --      --     --     18,000       --          --            --             --         18,000
 Deferred
 compensation
 related to
 issuance of
 options to
 consultants.....       --     --      --     --     33,000       --      (25,000)          --             --          8,000
                  --------- ------ ------- ------ ---------    ------     -------       -------    -----------   -----------
BALANCE AT
DECEMBER 31,
1996............. 4,556,663  4,557 148,251    148 5,229,576       --      (25,000)      (68,479)    (6,346,881)   (1,206,079)
 Net loss........       --     --      --     --        --        --          --            --      (5,116,819)   (5,116,819)
 Translation
 adjustment......       --     --      --     --        --        --          --        209,162            --        209,162
                                                                                                                 -----------
 Comprehensive
 loss............       --     --      --     --        --        --          --            --             --     (4,907,657)
 Exercise of
 stock options...       --     --  144,009    144    35,856       --          --            --             --         36,000
 Issuance of
 Series C
 Convertible
 Preferred Stock,
 net of issuance
 costs of
 $49,661......... 1,065,079  1,065     --     --  3,304,273       --          --            --             --      3,305,338
 Amortization of
 deferred
 compensation....       --     --      --     --        --        --       25,000           --             --          5,000
                  --------- ------ ------- ------ ---------    ------     -------       -------    -----------   -----------
BALANCE AT
DECEMBER 31,
1997............. 5,621,742  5,622 292,260    292 8,569,705        --          --       140,683    (11,463,700)   (2,747,398)

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 DEFERRED                    DEFICIT
                     CONVERTIBLE                                     NOTES     COMPENSATION   ACCUMULATED  ACCUMULATED
                   PREFERRED STOCK     COMMON STOCK   ADDITIONAL  RECEIVABLE    RELATED TO       OTHER      DURING THE
                  ------------------ ----------------   PAID-IN      FROM         STOCK      COMPREHENSIVE DEVELOPMENT
                    SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL    OFFICERS      OPTIONS     INCOME (LOSS)    STAGE
                  ---------- ------- --------- ------ ----------- -----------  ------------  ------------- ------------
 Net loss........        --      --        --     --          --          --           --           --      (10,270,572)
 Unrealized gain
 on available-
 for-sale
 securities......        --      --        --     --          --          --           --        23,326             --
 Translation
 adjustment......        --      --        --     --          --          --           --      (186,658)            --
 Comprehensive
 loss............        --      --        --     --          --          --           --           --              --
 Exercise of
 stock options...        --      --     38,750     39       7,086         --           --           --              --
 Issuance of
 stock options to
 consultants.....        --      --        --     --       10,000         --           --           --              --
 Issuance of
 Series C
 Convertible
 Preferred Stock,
 net of issuance
 costs of
 $47,370.........  3,508,252   3,508       --     --   11,000,115         --           --           --              --
 Issuance of
 Series D
 Convertible
 Preferred stock,
 net of issuance
 costs of
 $188,519........  3,843,700   3,844       --     --   24,791,687         --           --           --              --
 Deferred
 compensation....        --      --        --     --    2,420,150         --    (2,420,150)         --              --
                  ---------- ------- --------- ------ ----------- -----------  -----------     --------    ------------
BALANCE AT
DECEMBER 31,
1998............. 12,973,694  12,974   331,010    331  46,798,743         --    (2,420,150)     (22,649)    (21,734,272)
 Net loss........        --      --        --     --          --          --           --           --      (21,770,315)
 Unrealized loss
 on available-
 for-sale
 securities......        --      --        --     --          --          --           --       (61,981)            --
 Translation
 adjustment......        --      --        --     --          --          --           --       485,409             --
 Comprehensive
 loss............        --      --        --     --          --          --           --           --              --
 Exercise of
 stock options...        --      --  1,967,665  1,968   2,049,378  (2,056,466)         --           --              --
 Issuance of
 stock options to
 consultants.....        --      --        --     --      102,527         --           --           --              --
 Issuance of
 Series D
 Convertible
 Preferred stock,
 net of issuance
 costs of
 $372,206........  1,869,063   1,869       --     --   11,774,834         --           --           --              --
 Deferred
 compensation....        --      --        --     --    5,574,811         --    (5,574,811)         --              --
 Amortization of
 deferred
 compensation....        --      --        --     --          --          --     4,376,360          --              --
                  ---------- ------- --------- ------ ----------- -----------  -----------     --------    ------------
BALANCE AT
DECEMBER 31,
1999............. 14,842,757 $14,843 2,298,675 $2,299 $66,300,293 $(2,056,466) $(3,618,601)    $400,779    $(43,504,587)
                  ========== ======= ========= ====== =========== ===========  ===========     ========    ============
                      TOTAL
                  STOCKHOLDERS'
                     EQUITY
                    (DEFICIT)
                  -------------
 Net loss........  (10,270,572)
 Unrealized gain
 on available-
 for-sale
 securities......       23,326
 Translation
 adjustment......     (186,658)
                  -------------
 Comprehensive
 loss............  (10,433,904)
 Exercise of
 stock options...        7,125
 Issuance of
 stock options to
 consultants.....       10,000
 Issuance of
 Series C
 Convertible
 Preferred Stock,
 net of issuance
 costs of
 $47,370.........   11,003,623
 Issuance of
 Series D
 Convertible
 Preferred stock,
 net of issuance
 costs of
 $188,519........   24,795,531
 Deferred
 compensation....          --
                  -------------
BALANCE AT
DECEMBER 31,
1998.............   22,634,977
 Net loss........  (21,770,315)
 Unrealized loss
 on available-
 for-sale
 securities......      (61,981)
 Translation
 adjustment......      485,409
                  -------------
 Comprehensive
 loss............  (21,346,887)
 Exercise of
 stock options...       (5,120)
 Issuance of
 stock options to
 consultants.....      102,527
 Issuance of
 Series D
 Convertible
 Preferred stock,
 net of issuance
 costs of
 $372,206........   11,776,703
 Deferred
 compensation....        -- --
 Amortization of
 deferred
 compensation....    4,376,360
                  -------------
BALANCE AT
DECEMBER 31,
1999.............  $17,538,560
                  =============

                            See accompanying notes.

                                 SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE
                                                                      PERIOD FROM
                                YEARS ENDED DECEMBER 31,           FEBRUARY 14, 1994
                          ---------------------------------------   (INCEPTION) TO
                             1997          1998          1999      DECEMBER 31, 1999
                          -----------  ------------  ------------  -----------------
OPERATING ACTIVITIES
Net loss................  $(5,116,819) $(10,270,572) $(21,770,315)   $(43,504,587)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
 Amortization of
  deferred
  compensation..........          --            --      4,376,360       4,376,360
 Depreciation and
  amortization..........      351,173       961,051     1,941,672       3,716,056
 Warrants issued in
  conjunction with lease
  financing.............          --            --            --           18,000
 Options issued to
  consultants...........       25,000        10,000       102,527         145,527
 Stock issued for
  technology and
  services..............          --            --            --          569,000
 Changes in operating
  assets and
  liabilities:
  Inventories...........          --            --       (229,748)       (229,748)
  Other current assets..       75,364        47,305    (1,329,269)     (1,622,278)
  Other assets..........     (107,427)       56,085      (220,714)       (241,703)
  Accounts payable and
   accrued expenses.....      231,155     1,111,892     1,965,358       4,481,607
  Other liabilities.....      149,500       289,500       453,537       1,041,537
                          -----------  ------------  ------------    ------------
Net cash used in
 operating activities...   (4,392,054)   (7,794,739)  (14,710,592)    (31,250,229)
INVESTING ACTIVITIES
Purchase of equipment
 and leasehold
 improvements...........     (490,891)   (3,830,666)   (4,477,537)    (10,200,289)
Purchases of marketable
 securities.............          --    (19,914,550)  (23,057,477)    (42,972,027)
Sales of marketable
 securities.............          --            --        628,999         628,999
Maturities of marketable
 securities.............          --            --     25,842,604      25,842,604
                          -----------  ------------  ------------    ------------
Net cash used in
 investing activities...     (490,891)  (23,745,216)   (1,063,411)    (26,700,713)
FINANCING ACTIVITIES
Proceeds from issuance
 of Convertible
 Preferred Stock........    3,305,338    35,799,154    11,776,703      53,908,061
Proceeds from long-term
 debt...................    1,165,000     2,276,560           --        6,039,160
Borrowings under capital
 lease obligations......          --      1,306,312       912,149       2,218,461
Payments on capital
 lease obligations......          --       (226,758)     (340,499)       (567,257)
Proceeds from issuance
 of convertible notes to
 stockholders...........          --            --            --        1,580,000
Proceeds from issuance
 of Common Stock........       36,000         7,125       222,394         272,893
                          -----------  ------------  ------------    ------------
Net cash provided by
 financing activities...    4,506,338    39,162,393    12,570,747      63,451,318
                          -----------  ------------  ------------    ------------
Net increase (decrease)
 in cash and cash
 equivalents............     (376,607)    7,622,438    (3,203,256)      5,500,376
Effect of exchange rate
 changes on cash and
 cash equivalents.......     (116,748)      104,392      (155,622)       (299,642)
Cash and cash
 equivalents at
 beginning of period....    1,326,137       832,782     8,559,612             --
                          -----------  ------------  ------------    ------------
Cash and cash
 equivalents at end of
 period.................  $   832,782  $  8,559,612  $  5,200,734    $  5,200,734
                          ===========  ============  ============    ============
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Conversion of
 convertible notes into
 Series B Convertible
 Preferred Stock........  $       --   $         --  $         --    $  1,580,000
                          ===========  ============  ============    ============
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW
 INFORMATION:
Interest paid...........  $   158,691  $    323,475  $    500,760    $    813,482
                          ===========  ============  ============    ============

                            See accompanying notes.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. NATURE OF THE BUSINESS

Sequenom, Inc. (the "Company") was incorporated on February 14, 1994 in the State of Delaware. Since inception, the Company has been primarily involved in the research and development of high definition DNA analysis tools for industrial biomedical and life science applications, and has not yet generated revenues from its planned commercial operations. Accordingly, through the date of these financial statements the Company is considered to be a development stage company.

Since inception, the Company has incurred significant losses and, as of December 31, 1999, has an accumulated deficit of $43.5 million. Revenues to date have been solely from research grants. The Company began placing Mass Array systems at beta sites and pre-launch partners in July 1999. Information received from these sites is being used to optimize product offerings. The Company expects to generate revenue from the commercial launch of its Mass Array system in the first quarter of 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sequenom GmbH. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities when purchased of less than three months.

SHORT-TERM INVESTMENTS AND CONCENTRATION OF CREDIT RISK
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's investment securities are classified as available-for-sale and unrealized holding gains or losses are included in comprehensive income
(loss). Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 1997, 1998 and 1999.

At December 31, 1999, short-term investments consisted of the following:

                                            AMORTIZED    MARKET    UNREALIZED
                                              COST        VALUE       GAIN
                                           ----------- ----------- ----------
   Obligations of U.S. government
    agencies.............................. $ 4,008,450 $ 3,986,720  $21,730
   Corporate debt securities..............  12,491,944  12,429,044   62,900
                                           ----------- -----------  -------
   Total short-term investments........... $16,500,394 $16,415,764  $84,630
                                           =========== ===========  =======

Approximately 67% and 33% of these securities mature within one and two years of December 31, 1999, respectively.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At December 31, 1998, short-term investments consisted of the following:

                                            AMORTIZED    MARKET    UNREALIZED
                                              COST        VALUE       GAIN
                                           ----------- ----------- ----------
   Obligations of U.S. government
    agencies.............................. $ 6,829,729 $ 6,830,085  $   356
   Corporate debt securities..............  13,084,821  13,107,791   22,970
                                           ----------- -----------  -------
   Total short-term investments........... $19,914,550 $19,937,876  $23,326
                                           =========== ===========  =======

Approximately 75% and 25% of these securities mature within one and two years of December 31, 1998, respectively.

INVENTORIES
Inventories consist principally of raw materials and are stated at the lower of cost or market. Cost is determined by first in, first out (FIFO) method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years or the lease term, whichever is shorter). Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter.

SOFTWARE COSTS
Purchased software is capitalized at cost and amortized over the estimated useful life, generally three years. Software developed for use in the Company's products is expensed as incurred until both (i) technological feasibility for the software has been established, and (ii) all research and development activities for the other components of the system have been completed. The Company believes this will occur after the Company has received evaluations from the beta sites and has concluded any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor's acceptance of the success of the research results.

The Company's product shipments through December 31, 1999 have been under arrangements whereby the customer is performing beta testing on the Mass Array product and may elect to purchase the product following the completion of an evaluation period. Revenue under these arrangements will be recognized upon the completion of the evaluation period and upon the customer's definitive acceptance of the product. Certain of these arrangements require the customer to make one or more payments during the testing and evaluation period. Amounts received under these arrangements (approximately $126,000 through December 31, 1999) are recorded as customer advances, which are included in accounts payable and accrued expenses in the accompanying balance sheet.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed in the period incurred.

PATENT COSTS
Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

INCOME TAXES
In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
The financial statements of the Company's German subsidiary are measured using the German Deutsche Mark (DEM) as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company's employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, or FIN 28, over the vesting period of the options.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION
Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18 and recognized over the related service period.

COMPREHENSIVE INCOME (LOSS)
In accordance with SFAS No. 130, Reporting Comprehensive Income, unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income
(loss).

SEGMENT REPORTING
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment.

NET LOSS PER SHARE
In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock and long-term debt that automatically converted upon the closing of the Company's initial public offering in February 2000 (using the as-if converted method from the original date of issuance) and reflects the elimination of interest expense on the debt to be converted.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS
The Company expects to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. Management does not anticipate that the adoption of the SFAS No. 133 will have a significant effect on its results of operations or financial position as the Company does not engage in activities covered by SFAS No. 133.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


3. INITIAL PUBLIC OFFERING OF COMMON STOCK

On February 1, 2000, the Company completed an initial public offering of its common stock and sold 6,037,500 common shares at $26 per share. In addition, all then-outstanding shares of Preferred Stock converted into common shares upon completion of the offering. Proceeds of $145,986,750, after underwriting discounts and commissions, were received in February 2000. The Company also incurred approximately $1,900,000 in direct incremental costs of the offering, including $410,000 related to two German consulting firms, which will be offset against the proceeds of the offering. The Company utilized approximately $3,080,400 of the remaining net proceeds and 294,992 shares of common stock to repay an aggregate of $6,137,000 in long-term debt and accrued interest (see Note 5).

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1998       1999
                                                          ---------- ----------
   Laboratory equipment.................................. $3,982,149 $7,329,328
   Leasehold improvements................................  1,044,891  1,394,657
   Office furniture and equipment........................    417,990    535,084
                                                          ---------- ----------
                                                           5,445,030  9,259,069
   Less accumulated depreciation and amortization........  1,503,142  2,965,058
                                                          ---------- ----------
                                                          $3,941,888 $6,294,011
                                                          ========== ==========

Total depreciation and amortization expense amounted to $351,173, $961,051 and $1,941,672 for the years ended December 31, 1997, 1998 and 1999, respectively. Depreciation expense for the period from inception (February 14, 1994) through December 31, 1999 was $3,716,056.

5. LONG-TERM DEBT

In 1995, the Company entered into agreements with Technologie Beteiligungs Gesellschaft ("TBG") for two unsecured loans, one for DEM 1 million (approximately $700,000) and the other for DEM 3 million (approximately $2.0 million). In 1997, the Company's subsidiary entered into another agreement with the same German bank for an additional unsecured loan of DEM 2 million (approximately $1.2 million).

Interest is payable semi-annually on the loans. The 1995 loans began accruing interest at 6% per annum commencing March 31, 1997 and payments commenced in June 1997. The effective nominal interest rate over the life of the 1995 loans is 4.8%. The 1997 loan bears interest at 7% and payments commenced in 1998. The subsidiary is also required to pay additional interest equal to 9% of the subsidiary's annual profits, to the extent that such profits exceed DEM 100,000 per year. The subsidiary has not earned any such profits through December 31, 1999. The combined annual interest rate (nominal interest and additional interest) may not exceed 7% per year through December 31, 2000. Commencing January 1, 2001 and January 1, 2003, any amounts still outstanding will accrue additional interest at 6% and 7% per annum for the 1995 loans and 1997 loan, respectively.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5. LONG-TERM DEBT (CONTINUED)

In February 2000, the Company repaid DEM 6 million (approximately $3,080,400) outstanding under these agreements, with a portion of the proceeds received from the initial public offering.

In addition, at the end of the loan term (earlier of repayment or December 31, 2005 and December 31, 2007 for the 1995 loans and 1997 loan, respectively), the subsidiary is obligated to pay terminal interest equal to 25%, 30% and 35% of the amounts loaned under the DEM 1 million, DEM 3 million and DEM 2 million agreements, respectively, estimated to be approximately $1.2 million at the end of the loan term. The Company has accrued interest in the amount of $1,003,000 relating to the terminal interest representing approximately 75% of the terminal interest to be paid at the end of the loan term. The Company's accrual has been recorded on a straight-line basis, based on the assumption that the entire terminal interest would be paid in 2000, when the Company has been expecting it would be able to repay the debt. The bank may elect to forgo collection of such amounts in certain situations. In December 1999, TBG agreed to accept 22,884 shares of the Company's common stock, with an aggregate fair value of $595,000, at the closing of the initial public offering in full satisfaction of the Company's obligation for interest payable to TBG. Upon the completion of the Company's initial public offering in February 2000, the $408,016 difference between the ultimate interest cost and the accrued interest liability was recorded as a reduction of interest expense.

In January 1998, the Company entered into an agreement with TBG for debt of DEM 4 million (approximately $2.3 million) which is convertible into Common Stock. Interest is payable at 6% of the subsidiary's annual profits. However, the combined annual interest rate on all loans granted by TBG may not exceed 9% of the subsidiary's annual profits or 7% of the principal outstanding. The Company may call for conversion in the event of a triggering event, as defined in the agreement (generally a change in control or an initial public offering). TBG may call for conversion at any time. The conversion ratio is calculated as the arithmetic mean between $3.15 per share and a current valuation of the Common Stock at the time of conversion, not to exceed $8.40 per share. The Company called for conversion of the loan upon completion of its initial public offering in February 2000, resulting in the issuance of approximately 272,108 shares of common stock with an aggregate fair value of $7,074,808. Upon conversion, the Company recorded additional interest expense of $4,789,098, equal to the difference between the fair value of the shares issued and the amount of the debt.

6. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK
At December 31, 1999, convertible preferred stock outstanding is as follows:

                                                PRICE PER NUMBER OF  LIQUIDATION
   DATE ISSUED                           SERIES   SHARE     SHARES      VALUE
   -----------                           ------ --------- ---------- -----------
   March - August 1995..................    A     $ .50    1,580,000 $   790,000
   December 1995........................    B     $1.50    2,333,333   3,500,000
   February - March 1996................    B     $1.50      643,330     964,995
   May 1997.............................    C     $3.15    1,065,079   3,354,999
   January 1998.........................    C     $3.15    3,508,252  11,050,994
   December 1998........................    D     $6.50    3,843,700  24,984,050
   March 1999...........................    D     $6.50    1,869,063  12,148,909
                                                          ---------- -----------
                                                          14,842,757 $56,793,947
                                                          ========== ===========

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. STOCKHOLDERS' EQUITY (CONTINUED)

Each share of Preferred Stock is convertible into one share of Common Stock at the option of the holder. Each share of Preferred Stock automatically converted to Common Stock upon the closing of the initial public offering in February 1, 2000. A particular series of Preferred Stock may be converted upon at least a two-thirds vote of the related holders of such series of Preferred Stock.

No dividends shall be declared or paid to the holders of Series A Preferred Stock or Common Stock unless the holders of Series B, Series C and Series D Preferred Stock have been paid in full for all of the dividends to which they are entitled. No dividends can be declared or paid to the holders of Series A Preferred Stock or Common Stock at a rate greater than the rate paid to the holders of Series B and Series C Preferred Stock.

The Series D Preferred Stock has preference as to the assets of the Company upon liquidation over all other classes of capital stock. In liquidation, the holders of Series A, Series B, Series C, and Series D Preferred Stock are entitled to the greater of (i) $0.50, $1.50, $3.15 or $6.50 per share of Series A, Series B, Series C, or Series D Preferred Stock, respectively (subject to certain adjustments), plus declared but unpaid dividends, or (ii) the amount per share of the Series D Preferred Stock as would have been payable had all shares been converted to Common Stock immediately prior to a liquidation event, plus declared but unpaid dividends. If the assets of the Company are insufficient to permit payment in full, the entire assets of the Company available for distribution will be distributed ratably first among the holders of the Series D Preferred Stock and then the Series C, Series B, Series A and Common Stock, respectively.

The holders of Series B Preferred Stock have redemption rights under certain limited conditions.

In February 1998, a German bank purchased 2,700 shares or approximately 5% of Sequenom GmbH common stock for DM 3 million (approximately $1.7 million). The German bank's ownership interest in the subsidiary was convertible, at the option of the Company, into Series C preferred stock. Later in 1998, the Company effected the conversion of the minority interest into 540,000 shares of Series C common stock at $3.15 per share. Due to the Company's ability and intention to convert the minority interest, which existed from the date of the original transaction, the Company accounted for the transaction as a sale of Series C preferred stock and has not reflected any minority interest in its losses during the time the German bank held the 5% minority interest.

Upon completion of the Company's initial public offering in February 2000, all of the shares of Convertible Preferred Stock automatically converted into shares of common stock on a one-for-one basis.

WARRANTS
In 1994, the Company entered into a $1 million equipment lease. Under the terms of this agreement, the Company issued warrants to purchase 70,000 shares of Series A Preferred Stock at an exercise price of $0.50 per share. In connection with those warrants, the Company recorded $18,000 of additional interest expense.

In connection with the Series C Preferred Stock issued in May 1997, the Company issued warrants to purchase 106,508 shares of Series C Preferred Stock at an exercise price of $3.15 per share.

NOTES RECEIVABLE
In 1999, the Board of Directors authorized the issuance of approximately $3.6 million in loans to executive officers, related to the exercise of their stock options. The notes are full recourse and are also secured by the underlying stock. The notes bear interest at the applicable federal rate in existence when the notes were made

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. STOCKHOLDERS' EQUITY (CONTINUED)

(approximately 6%). The principal amount of the notes and the related interest are required to be repaid on the earlier of two years from the origination date of the loans or in the event of a secondary public offering if the executive officers making the note are allowed to sell their stock. An aggregate of $2,056,466 of such loans were issued as of December 31, 1999. The remainder of the loans were issued in early 2000. In February 2000, the Board of Directors approved the forgiveness of the loans, and the Company recorded compensation expense aggregating approximately $3.6 million.

STOCK COMPENSATION PLANS
In December 1998, the Company adopted the 1998 Stock Option/Stock Issuance Plan ("1998 Plan"). The Plan provides for the grant to directors, employees, and consultants of options to purchase common stock. The Plan also provides for the issuance of shares of common stock, subject to the Company's right to repurchase the shares at the original purchase price in the event the employee terminates prior to vesting. Prior to the 1998 Plan, the Company granted options under the 1994 Stock Plan ("1994 Plan"). All options previously granted under the 1994 Plan were transferred to the 1998 Plan in 1999. The number of shares of common stock issuable under the plans was 1,700,000 and 2,700,000 in 1997 and 1998, respectively. At December 31, 1999, the number of shares issuable under the 1998 Plan was 3,900,000. Options granted under the 1998 Plan generally vest over a four-year period.

In November 1999, the Company adopted the Stock Incentive Plan (the "1999
Plan). The 1999 Plan provides for the grant of 4,750,000 shares of common stock, which consists of the number of shares estimated to carryover from the 1998 Plan, plus an increase of approximately 850,000 shares. Beginning in 2001, the amount of authorized shares available under the 1999 Plan will automatically increase each January 1st by an amount equal to 4% of the outstanding common stock on the prior December 31st, subject to an annual increase limitation of 2,000,000 shares. Officers, employees, board members and consultants are eligible to participate in the 1999 Plan. Through December 31, 1999, no options have been granted under the 1999 Plan.

In November 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("1999 ESPP"). The Company has reserved 250,000 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP will automatically increase each January 1st by an amount equal to 1% of the outstanding common stock in the prior December 31st, subject to an annual increase limitation of 500,000. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months, however, no employee may participate in more than one offering period at a time. Employees may allocate up to 15% of their pay to purchase shares. The purchase price is the lower of $22.10 or 85% of the closing stock price on July 31, 2000.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. STOCKHOLDERS' EQUITY (CONTINUED)

The stock option activity is summarized as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                            NUMBER OF   EXERCISE
                                                              SHARES     PRICE
                                                            ----------  --------
   Balance at December 31, 1996............................    683,000   $0.18
     Granted...............................................    731,000   $0.25
     Cancelled.............................................    (50,000)  $0.25
     Exercised.............................................   (144,000)  $0.25
                                                            ----------
   Balance at December 31, 1997............................  1,220,000   $0.21
     Granted...............................................  1,268,500   $0.71
     Cancelled.............................................    (71,250)  $0.28
     Exercised.............................................    (38,750)  $0.18
                                                            ----------
   Balance at December 31, 1998............................  2,378,500   $0.47
     Granted...............................................  1,080,500   $3.00
     Cancelled.............................................    (58,250)  $0.58
     Exercised............................................. (2,198,825)  $0.96
                                                            ----------
   Balance at December 31, 1999............................  1,201,925   $1.87
                                                            ==========

At December 31, 1999, 194,500 shares were available for future option grants and 1,396,425 shares of Common Stock were reserved for issuance upon exercise of options. The weighted average grant-date fair value of options granted in 1997, 1998 and 1999 was $0.07, $0.17 and $4.77, respectively.

The following table summarizes information about options outstanding at December 31, 1999:

                        OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                    ---------------------------- --------------------------
                                WEIGHTED AVERAGE   NUMBER       WEIGHTED
      RANGE OF        NUMBER       REMAINING     EXERCISABLE    AVERAGE
   EXERCISE PRICE   OUTSTANDING CONTRACTUAL LIFE AND VESTED  EXERCISE PRICE
   --------------   ----------- ---------------- ----------- --------------
   $0.05 - $0.25       289,000        6.73         205,217       $0.21
   $0.50 - $1.10       235,675        8.61          71,129       $0.72
   $3.00 - $3.30       677,250        8.18          43,916       $3.00
                     ---------                     -------
   $0.05 - $3.30     1,201,925        7.92         320,262       $0.70
                     =========                     =======

Had compensation cost for these option grants been determined consistent with the fair value method prescribed in SFAS No. 123, the Company's net loss would have been changed to the following pro forma amounts:

                                            YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                         1997          1998          1999
                                      -----------  ------------  ------------
   Pro forma net loss................ $(5,122,653) $(10,325,893) $(25,035,052)
   Net loss as reported.............. $(5,116,819) $(10,270,572) $(21,770,315)
   Pro forma net loss per share,
    basic and diluted................ $   (22.64)  $     (33.51) $     (30.17)
   Net loss per share, basic and
    diluted, as reported............. $    (22.62) $     (33.33) $     (26.23)

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. STOCKHOLDERS' EQUITY (CONTINUED)

The fair value of these options was estimated at the date of grant using the minimum value pricing model with the following weighted average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rate of 6%; dividend yield of 0%; and a weighted-average life of the options of four years.

The minimum value pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor for volatility. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

DEFERRED COMPENSATION
The Company has recorded deferred compensation totalling $2,420,150 and $5,574,811 in December 1998 and 1999, respectively, in connection with the grants of certain stock options to employees. Amortization of deferred compensation was $4,376,360 during the year ended December 31, 1999.

In January 2000, the Company granted options to purchase 76,000 shares of stock at $3.00 per share and recorded additional deferred compensation of approximately $1.6 million.

CONSULTING ARRANGEMENT RELATED TO INITIAL PUBLIC OFFERING
In March 1999, the Company engaged two German consulting firms to assist the Company in completing an initial public offering (IPO) of its common stock. The Company agreed to pay the consulting firms an aggregate amount of DEM150,000, or approximately $78,000, plus a percentage of the amount of capital raised attributable to their efforts. The Company also offered and committed to sell the firms an aggregate of DEM3 million, or approximately $1.5 million, of freely tradable common shares, for cash, at the IPO price in conjunction with the completion of an IPO. The consulting firms also agreed that the total advisory fee due to them under the original agreement would be DEM 789,000, or approximately $410,000.

In January 2000, the Company was advised that its March 1999 offer and commitment to sell the shares may have been in violation of Section 5 of the Securities Act of 1933. Such a violation would provide the consulting firms with a "put right" through January 2001 pursuant to which they could demand that the Company repurchase their shares at the original purchase price (i.e., the initial public offering price). In January 2000, the consulting firms signed an agreement waiving any "put right" to which they otherwise would have been entitled and assigning their stock purchase rights to designated third parties. The Company agreed to register such shares with the Registration Statement related to the initial public offering of its common stock, which was completed in February 2000, and immediately prior to such offering, the designated third parties purchased 28,782 shares at $26 per share. In February 2000, the designated third parties sold such shares, and as a result the "put right" expired.

The Company has accounted for the offer and commitment to sell as a stock option, and has valued the option in accordance with SFAS No. 123 and EITF 96-
18. However, the fair value of the option on the date performance was completed was not material.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $17,051,000 has been recorded as realization of such assets is uncertain.

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------  -----------
   Deferred tax assets:
   Net operating loss carryforwards.................... $7,495,000  $14,209,000
   Research and development credits....................    521,000    1,239,000
   Capitalized research expenses.......................  1,028,000    1,170,000
   Other, net..........................................    150,000      433,000
                                                        ----------  -----------
   Total deferred tax assets...........................  9,194,000   17,051,000
   Valuation allowance................................. (9,194,000) (17,051,000)
                                                        ----------  -----------
   Net deferred tax assets............................. $      --   $       --
                                                        ==========  ===========

At December 31, 1999, the Company has federal and state tax net operating loss carryforwards of approximately $26,790,000 and $12,259,000, respectively. The difference between the federal and state tax loss carryforwards is attributable to the capitalization of research and development expenses for state tax purposes. The federal tax loss carryforwards will begin to expire in 2008, unless previously utilized.

Approximately $278,000 of the state tax loss carryforwards expired in 1999, and the state tax loss carryforwards will continue to expire in 2000 unless previously utilized. The Company also has German net operating loss carryforwards of approximately $7,900,000, which may be carried forward indefinitely. The Company also has federal and state research and development tax credit carryforwards of approximately $925,000 and $483,000, respectively, which will begin to expire in 2011 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% which occurred during 1998. However, the Company does not believe these limitations will materially impact the use of the net operating loss and credit carryforwards.

8. COMMITMENTS

LEASES
The Company leases facilities both in the United States and Germany. In September 1999, the Company amended its lease of office and research and development space to extend through September 2004. Prior to that date, the Company had been subject to a short-term lease agreement that commenced in October 1996. The Company's subsidiary entered into a lease of office and research and development space in 1995 that extends through June 2001. Total rent expense under these leases was approximately $250,000 in 1997, $446,000 in 1998, $562,345 in 1999 and $1,305,346 for the period from February 14, 1994
(inception) through December 31, 1999.

During 1998, the Company entered into a master equipment lease agreement providing for borrowings up to $2,100,000. Under the agreement, the lessor will purchase equipment that the Company will lease and make

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8. COMMITMENTS (CONTINUED)

monthly payments for a 42-month period. At December 31, 1999, the Company had borrowed the full amount available under the agreement.

Property under capital leases is included in equipment and leasehold improvements, as follows:

                                                               DECEMBER 31,
                                                           --------------------
                                                             1998       1999
                                                           --------- ----------
   Laboratory equipment................................... $ 957,323 $1,706,765
   Leasehold improvements.................................    33,211     34,357
   Office furniture and equipment.........................   115,701    218,995
                                                           --------- ----------
                                                           1,106,235  1,960,117
   Less accumulated amortization..........................   174,270    812,805
                                                           --------- ----------
                                                           $ 931,965 $1,147,312
                                                           ========= ==========

The following is a schedule by year of future minimum lease payments at December 31, 1999:

                                                           CAPITAL   OPERATING
   YEAR                                                     LEASES     LEASES
   ----                                                   ---------- ----------
   2000.................................................. $  724,135 $  806,666
   2001..................................................    870,776    865,517
   2002..................................................    508,332    682,699
   2003..................................................     18,055    684,420
   2004..................................................        --     533,109
                                                          ---------- ----------
                                                           2,121,298 $3,572,411
                                                                     ==========
   Less amount representing interest.....................    470,086
                                                          ----------
   Present value of minimum lease payments...............  1,651,212
   Less current portion..................................    461,784
                                                          ----------
   Long-term capital lease obligations................... $1,189,428
                                                          ==========

CONSULTING AGREEMENTS
The Company has entered into a consulting agreements with a number of individuals for scientific advisory services. Each individual receives a certain number of non-qualified stock options. In certain cases, the options vest upon the later of the achievement of milestones or 10 years. In other cases, the options vest ratably over a specific period, generally two years. Compensation expense is measured either upon the achievement of milestones or ratably over the service period, in accordance with EITF 96-18, and aggregated $24,000, $10,000 and $102,527 in the years ended December 31, 1997, 1998 and
1999, respectively.

DEVELOPMENT AGREEMENTS
In August 1994, the Company entered into a development agreement with a university for the design and construction of a prototype DNA sequencing mass spectrometer. In September 1997, the Company extended the agreement through September 30, 1999. Through December 31, 1999, the Company has paid approximately $592,000 under this agreement and is committed to pay approximately $21,000 in 2000.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8. COMMITMENTS (CONTINUED)

In September 1994, the Company entered into a development agreement with another university for the design of a system for preparation of DNA samples. In September 1998, the agreement was extended to September 30, 1999. Through December 31, 1999, the Company has paid approximately $677,000 under this agreement and is committed to pay approximately $55,000 in 2000.

In October 1999, the Company entered into a second agreement continuing its sponsored research relationship with this same university under a research program directed to optimizing mass spectrometry based on analysis of nucleic acids. Through December 31, 1999, the Company has paid $41,342 under this agreement and is committed to pay approximately $124,000 of the remainder of 2000.

LICENSE AGREEMENTS
The Company has entered into license agreements allowing the Company to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company will pay royalties ranging from 1%-5% on the related product revenues. Through December 31, 1999, the Company has not sold any products which utilize these patents.

9. SAVINGS PLAN

In 1998, the Company initiated a 401(k) savings plan covering most United States employees. Individual employees may make contributions to the plan, which can be matched by the Company in an amount determined by the Board of Directors. The Company may also make profit sharing contributions as determined by the Board of Directors. Through December 31, 1999, the Company has not made any contributions to the plan.

10. GERMAN GOVERNMENT GRANTS

The Company's wholly owned subsidiary, Sequenom GmbH, has been the recipient of three grants from German government authorities. The first grant, received in 1996 from the City/State of Hamburg, is for DEM 800,000 (approximately $475,000). This grant reimburses the subsidiary for the cost of certain equipment to be used in a three-year research project. If the equipment is not used for the grant's express purpose the equipment must be relinquished to the City/State of Hamburg. Through December 31, 1998, approximately DEM 704,000 (approximately $420,000) of such equipment had been purchased under the grant program and was being used for the grant's express purpose. No additional amounts are expected to be expended or received related to this grant.

The second grant, also received in 1996, is from the German Federal Ministry of Research and Development and amounts to DEM 2.2 million (approximately $1.3 million). This grant reimburses the Company for certain materials, personnel, travel and development costs. Through December 31, 1998, approximately
DEM 2.1 million (approximately $1.2 million) had been expended and recognized under this grant program. No additional amounts are expected to be expended or received related to this grant.

A third grant, received in 1998, is also from the German Federal Ministry of Research and Development and amounts to DEM 1.4 million (approximately $860,000). This grant reimburses the Company for certain materials, personnel, travel and development costs. Through December 31, 1999, approximately DEM 329,000 (approximately $179,400) had been expended and recognized under this grant program.

                                SEQUENOM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


11. GEOGRAPHIC INFORMATION

The Company has a wholly-owned subsidiary located in Germany. The following table presents information about the Company by geographic area. There were no material amounts of transfers between geographic areas. Included in the consolidated balance sheets are the following domestic and foreign components at December 31, 1998 and 1999.

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1998           1999
                                                   -------------  ------------
   Current assets:
     Domestic..................................... $  26,828,538  $ 22,000,731
     Foreign......................................     1,920,546     1,405,294
                                                   -------------  ------------
                                                   $  28,749,084  $ 23,406,025
                                                   =============  ============
   Equipment and leasehold improvements, net:
     Domestic..................................... $   2,805,418  $  4,902,314
     Foreign......................................     1,136,470     1,391,697
                                                   -------------  ------------
                                                   $   3,941,888  $  6,294,011
                                                   =============  ============
   Other assets:
     Domestic..................................... $      12,550  $     53,023
     Foreign......................................        73,762           --
                                                   -------------  ------------
                                                   $      86,312  $     53,023
                                                   =============  ============
   Total assets:
     Domestic..................................... $  29,646,506  $ 26,956,068
     Foreign......................................     3,130,778     2,796,991
                                                   -------------  ------------
                                                   $  32,777,284  $ 29,753,059
                                                   =============  ============
   Net loss:
     Domestic..................................... $  (7,929,395) $(18,896,256)
     Foreign......................................    (2,341,177)   (2,874,059)
                                                   -------------  ------------
                                                   $(10,270,572)  $(21,770,315)
                                                   =============  ============