Form 10-Q
period 2000-03-31
SEQUENOM INC
filed 2000-05-15
CIK 1076481

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ending March 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission File Number: 000-29101

                               ----------------

                                SEQUENOM, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                       77-0365889
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

            11555 Sorrento Valley Road, San Diego, California 92121
                   (Address of principal executive offices)

                                (858) 350-0345
             (Registrant's telephone number, including area code)

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [X] Yes [_] No, and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

     The Registrant has been subject to the filing requirements of Section 13(a) and 15 (d) less than 90 days because the Registrant's Registration Statement on Form 8-A was declared effective by the Commission on February 11, 2000.)

     The number of shares of the Registrant's Common Stock outstanding as of April 28, 2000 was 24,273,566.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 SEQUENOM, INC.

                                     INDEX

                                                                         Page No.
                                                                         --------
PART I FINANCIAL INFORMATION...........................................      3

Item 1. Financial Statements...........................................      3

    Condensed Consolidated Balance Sheets--as of March 31, 2000
     (unaudited) and December 31, 1999.................................      3

    Condensed Consolidated Statements of Operations (unaudited) for the
     three months ended March 31, 2000 and 1999........................      4

    Condensed Consolidated Statements of Cash Flows (unaudited) for the
     three months ended March 31, 2000 and 1999........................      5

    Notes to Condensed Unaudited Consolidated Financial Statements.....      6

Item 2. Management's Discussion And Analysis Of Financial Condition And
        Results of Operations..........................................      7

PART II OTHER INFORMATION..............................................     16

Item 2. Change in Securities...........................................     16

Item 6. Exhibits and Reports on Form 8-K...............................     16

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                                 SEQUENOM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                     (Unaudited)
Assets
Current assets:
  Cash and cash equivalents......................... $139,158,287  $ 5,200,734
  Short-term investments, available-for-sale........   20,577,888   16,415,764
  Accounts receivable...............................    1,078,994          --
  Inventories.......................................      594,330      229,750
  Deferred stock issuance costs.....................          --       645,534
  Other current assets and prepaid expenses.........      531,593      914,243
                                                     ------------  -----------
      Total current assets..........................  161,941,102   23,406,025

Equipment and leasehold improvements, net...........    6,168,285    6,294,011
Other assets........................................       48,331       53,023
                                                     ------------  -----------
      Total assets.................................. $168,157,718  $29,753,059
                                                     ============  ===========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses............. $  5,720,143  $ 4,426,287
  Current portion of capital lease obligations......      479,223      461,784
                                                     ------------  -----------
      Total current liabilities.....................    6,199,366    4,888,071

Capital lease obligations, less current portion.....    1,064,295    1,189,428
Long-term debt......................................          --     5,134,000
Accrued long-term interest payable on long-term
 debt...............................................          --     1,003,000

Commitments

Stockholders' equity:
  Convertible preferred stock, par value $0.001;
    Authorized shares--5,000,000 and 14,842,757 at
     March 31, 2000 and December 31, 1999,
     respectively...................................
    Aggregate liquidation preference--none and
     $56,793,947 at March 31, 2000 and December 31,
     1999, respectively.............................
    Issued and outstanding shares--none and
     14,842,757 at March 31, 2000 and December 31,
     1999, respectively.............................          --        14,843
  Common stock, par value $0.001;
    Authorized shares--75,000,000 and 19,500,000 at
     March 31, 2000 and December 31, 1999,
     respectively...................................
    Issued and outstanding shares--24,243,466 and
     2,298,675 at March 31, 2000 and December 31,
     1999, respectively.............................       24,244        2,299
  Additional paid-in capital........................  221,218,581   66,300,293
  Notes receivable for stock........................          --    (2,056,466)
  Deferred compensation related to stock options....   (2,800,806)  (3,618,601)
  Accumulated other comprehensive income............      281,336      400,779
  Accumulated deficit...............................  (57,829,298) (43,504,587)
                                                     ------------  -----------
      Total stockholders' equity....................  160,894,057   17,538,560
                                                     ------------  -----------
      Total liabilities and stockholders' equity.... $168,157,718  $29,753,059
                                                     ============  ===========

                            See accompanying notes.

                                 SEQUENOM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                       March 31,
                                                -------------------------
                                                    2000         1999
                                                ------------  -----------
                                                      (Unaudited)
Revenues:
  Product revenue.............................. $  1,450,525  $       --
  Research and development grants..............      124,141          --
                                                ------------  -----------
      Total revenues...........................    1,574,666          --
Costs and expenses:
  Cost of product revenue......................    1,028,454          --
  Research and development.....................    4,236,529    2,012,632
  Selling, general and administrative..........    5,212,372    1,441,557
  Amortization of deferred compensation........    2,497,803          --
                                                ------------  -----------
      Total costs and expenses.................   12,975,158    3,454,189
                                                ------------  -----------

Loss from operations...........................  (11,400,492)  (3,454,189)

Interest income................................    1,539,415      218,174
Interest expense...............................   (4,479,620)    (170,316)
Other income, net..............................       15,987          --
                                                ------------  -----------
Net loss....................................... $(14,324,710) $(3,406,331)
                                                ============  ===========
Historical net loss per share, basic and
 diluted....................................... $      (0.85) $    (10.27)
                                                ============  ===========
Weighted average shares outstanding, basic and
 diluted.......................................   16,803,894      331,565
                                                ============  ===========
Pro forma net loss per share, basic and
 diluted....................................... $      (0.65)
                                                ============
Pro forma weighted average shares outstanding,
 basic and diluted.............................   22,057,958
                                                ============


                            See accompanying notes.

                                 SEQUENOM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                           March 31,
                                                    -------------------------
                                                        2000         1999
                                                    ------------  -----------
                                                          (Unaudited)
Operating activities
Net loss........................................... $(14,324,711) $(3,406,331)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Non-cash items...................................    9,342,898      395,609
  Changes in operating assets and liabilities:
    Inventories....................................     (364,518)         --
    Accounts Receivable............................   (1,078,994)         --
    Other current assets...........................    1,283,543      (11,898)
    Other assets...................................        5,102          --
    Accounts payable and accrued expenses..........    1,285,041      165,074
                                                    ------------  -----------
Net cash used in operating activities..............   (3,851,639)  (2,857,546)

Investing activities
Purchase of equipment and leasehold improvements...     (474,143)    (955,149)
Net change in marketable investment securities.....   (4,201,428)  (8,617,387)
                                                    ------------  -----------
Net cash used in investing activities..............   (4,675,571)  (9,572,536)

Financing activities
Net (payments) borrowings on capital lease
 obligations.......................................     (107,694)     525,136
Repayment of long-term debt........................   (3,090,870)         --
Proceeds from issuance Series D Preferred..........          --    11,873,909
Proceeds from issuance of Common Stock.............  145,818,087          --
                                                    ------------  -----------
Net cash provided by financing activities..........  142,619,523   12,399,045
                                                    ------------  -----------
Net increase (decrease) in cash and cash
 equivalents.......................................  134,092,313      (31,037)
Effect of exchange rate changes on cash and cash
 equivalents                                           (134,760)    (110,171)
Cash and cash equivalents at beginning of period...    5,200,734    8,559,612
                                                    ------------  -----------
Cash and cash equivalents at end of period......... $139,158,287  $ 8,418,404
                                                    ============  ===========

Supplemental schedule of non-cash investing and
 financing activities:
Conversion of Preferred Stock to Common Stock...... $ 56,793,947  $       --
                                                    ============  ===========
Conversion of long-term debt and interest payable
 to Common Stock................................... $  7,387,010  $       --
                                                    ============  ===========

Supplemental disclosure of cash flow information:
Interest paid...................................... $     98,538  $    98,316
                                                    ============  ===========

                            See accompanying notes.

                                SEQUENOM, INC.

        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

   The accompanying unaudited financial statements of SEQUENOM, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

   Through December 31, 1999, SEQUENOM was considered to be a development stage company. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the SEQUENOM's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission ("SEC").

(2) Comprehensive Income (Loss)

   SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity.

(3) Net Loss Per Share

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

   THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED IN THIS ITEM 2 AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

   We are a pioneer in the new field of industrial genomics. Since we began operations in 1994, we have been primarily involved in the research and development of high definition DNA analysis tools for industrial biomedical and life science applications.

   Since our inception, we have incurred significant losses and, for the three months ended March 31, 2000, had a net loss of $14.3 million and as of March 31,2000 had an accumulated deficit of $57.8 million. Prior to the three months ended March 31, 2000, our revenues were solely from research grants. We began placing MassARRAY(TM) systems at beta sites and with pre-launch users in July 1999. We commenced a commercial launch of our MassARRAY system during the fourth quarter of 1999. Our first commercial revenues were recognized in the quarter ended March 31, 2000.

   Our product revenues consist of both the sale of MassARRAY systems at the time of placement and from disposable products, including SpectroCHIPs(TM), at the time of shipment. We expect that each system placed in the field will generate a recurring revenue stream from the sale of disposables. We also expect the volume of disposables purchased from each site will increase over time as the customer becomes familiar with the technology and incorporates MassARRAY into a broad range of SNP analysis programs. In addition, we expect to generate revenue from the sale of proprietary assays and software products and other services provided to the customer. In some cases we may retain some rights to assays developed in collaborations with third parties. This may allow us to offer an expanded line of products to a broader market. Our sales will be initially driven by the need for SNP validation and later could expand into the areas of genomic drug development, diagnostics and agricultural genomics.

   Prior to the quarter ended March 31, 2000, our expenses consisted primarily of costs incurred in research and development, manufacturing scale-up, business development and from general and administrative costs associated with our operations. With our first commercial revenues, we also added cost of product revenue to our statement of operations. Our current products do not provide sufficient gross margin for us to become profitable. To become profitable, we will need to develop and introduce new higher margin products and generate significant sales of disposables. We expect our research and development expenses to increase in the future as we continue to improve and develop products. Our selling expenses will increase as we expand commercialization of our products. Moving to larger facilities, vacating our current facilities in San Diego, and the additional obligations of a public reporting entity will also add to our expenses. As a result, we expect to incur losses for the foreseeable future.

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

Results of Operations for the Three Months Ended March 31, 2000 and 1999

Revenues

   Product revenues were $1.5 million for the three months ended March 31, 2000, compared to no product revenue in the same period of 1999. These revenues were derived from the sale of MassARRAY systems and disposable kits containing our proprietary SpectroCHIP. During the quarter, we placed our MassARRAY systems at the Center for Human Genetics at Boston University and a second site of the National Institutes of Health in the United States and Methexis Genomics in Europe. Revenues were also generated from three of our original six beta site collaborators, the U.S. Department of Agriculture, the National Institutes of Health and the National Cancer Institute, which transitioned into commercial accounts during the period.

   Research and development grant revenue was approximately $124,000 for the quarter ended March 31, 2000 compared to no revenue from grant funding in the same period of 1999. This amount represents the cash received from a Phase I SBIR grant awarded to us by the National Institutes of Health.

Research and development expenses

   Research and development expenses increased to $4.2 million in the quarter ended March 31, 2000 from $2.0 million in the same period of 1999. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to completion of our product development. The $2.2 million increase from 1999 to 2000 consisted of a $1.3 million one-time charge from forgiveness of loans granted to executives in 1999 in connection with the exercise of stock options, approximately $500,000 from recruiting and adding research and development personnel, and an increase in material and facilities costs of approximately $400,000.

Selling, general and administrative expenses

   Selling, general and administrative expenses increased to $5.2 million for the three months ended March 31, 2000 from $1.4 million in the same period of 1999. These expenses consist primarily of salaries and related costs for executive, finance and other administrative personnel, general and patent related legal expenses, and business development expenses. Approximately $2.5 million of the $3.8 million increase from 1999 to 2000 was from a one-time charge from forgiveness of loans granted to executives in 1999 in connection with the exercise of stock options. The remaining increase consisted of approximately $800,000 from an increase in selling, general and administrative personnel and their related expenses, approximately $300,000 in additional expenses associated with the expansion of our current facilities, and an increase of approximately $200,000 from sales and marketing related activities.

Amortization of deferred stock compensation

   Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the three months ended March 31, 2000, we recorded amortization of deferred stock compensation totaling $2.5 million. We also recorded deferred compensation totaling $1.6 million for options granted in January 2000. These amounts are being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows: $3.7 million during 2000, $939,000 during 2001, $432,000 during 2002, and $187,000 during 2003.

Interest income

   Interest income increased to approximately $1.5 million for the quarter ended March 31, 2000 from approximately $218,000 in the same period of 1999. The increase resulted from higher average balances of cash and cash equivalents and short-term investments in the first quarter of fiscal 2000, resulting from the investment of the proceeds from our initial public offering in February 2000.

Interest expense

   Interest expense was $4.5 million in the quarter ended March 31, 2000 compared to approximately $170,000 in the same period of 1999. The $4.5 million is comprised of approximately $100,000 of interest related to capital lease obligations and $4.8 million of non-cash interest expense recorded upon conversion of debt of DEM4 million (approximately $2.0 million) into Common Stock, offset by approximately $400,000 of non-cash gain recorded upon issuance of Common Stock to extinguish long-term interest payable.

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

Liquidity and capital resources

   In February 2000, we completed our initial public offering raising net proceeds of approximately $144.1 million. Prior to that, we funded our operations with $56.9 million of private equity financings, $6.0 million in loans and convertible loans, and $2.2 million from equipment financing arrangements. At March 31, 2000, cash, cash equivalents and short-term investments totaled $159.7 million compared to $21.6 million at December 31, 1999. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

   Cash used in operations for the three months ended March 31, 2000 was $3.9 million compared to $2.9 million for the same period in 1999. A net loss of $14.3 million for the quarter ended March 31, 2000 was partially offset by non-cash charges of approximately $9.3 million for amortization of deferred compensation, net interest expense associated with the repayment of debt and conversion of debt to equity, forgiveness of loans granted to executives in 1999, depreciation and amortization and options issued to consultants.

   Investing activities, other than the changes in our short-term investments, consumed approximately $474,000 in cash during the first quarter due to equipment expenditures.

   Cash provided by financing activities was $142.6 million for the quarter ended March 31, 2000 compared to $12.4 million for the same period in 1999. Financing activities for the first quarter of 2000, included the receipt of net proceeds of $145.8 million substantially from the sale of Common Stock in our initial public offering, offset by $3.2 million repayment of long-term debt and capital lease obligations. During the same period of 1999, we received $11.8 million from the sale of Preferred Stock to investors, and approximately $525,000 from equipment financing arrangements.

   Working capital increased to $155.7 million at March 31, 2000 from $18.5 million at December 31, 1999. The increase in working capital resulted from the receipt of net proceeds from our initial public offering completed in February 2000.

   As of March 31, 2000, we had an aggregate of $1.5 million in future obligations of principal payments under capital leases, of which approximately $479,000 million is obligated to be repaid within the next year. We used approximately $3.1 million of the proceeds of our initial public offering for the repayment of long-term debt.

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

   We have a $25.0 million bank line of credit, all of which is available for borrowing. We are currently negotiating an $8.0 million capital financing arrangement. We cannot assure you that additional funding will be available to finance our operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to our stockholders.

Risks and uncertainties

   The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

   We are at an early stage of development and may not succeed or become profitable.

   We commenced operations in 1994 and are at an early stage of development. We have incurred significant losses to date. We began beta site testing our initial products in July 1999 and commercially launched our MassARRAY system in December 1999. Our first product revenues were recognized in the first quarter of fiscal 2000. Prior to that, our revenues were limited to grants from governmental bodies. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the need:

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

   Since inception, we have recognized no revenue from product sales. Our expenses have exceeded revenue in each of the years since our inception. It is uncertain when, if ever, we will become profitable. As of March 31, 2000, our accumulated deficit was $57.8 million. Our expenses have consisted principally of research and development and of general and administrative expenses incurred while building our business infrastructure. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts, further develop our manufacturing capabilities and expand our marketing and sales force in an effort to commercialize our products. Our net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50%, which occurred during 1998 and with our initial public offering in February 2000.

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

   We may not be able to expand our business to offer services that our customers are requesting.

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

                           PART II OTHER INFORMATION

Item 2 Change in Securities.

 Sales of Unregistered Securities

   From January 1, 2000 to March 31, 2000, SEQUENOM, Inc. sold and issued the following unregistered securities:

  . 406,554 shares of our common stock issued upon the exercise of options to purchase such stock for an aggregate consideration of $644,610; and

  . 272,108 shares of our common stock issued in connection with the conversion of debt to equity, for an aggregate price of $7,074,808; and

  . 22,884 shares of our common stock issued for satisfaction of accrued interest, for an aggregate price of $594,984.

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

Item 6 Exhibits and Reports on Form 8-K.

 (a) Exhibits

   The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

   Exhibit
   Number  Description
   ------- -----------
   10.64   Building Lease agreement dated March 29th, 2000 between TPSC IV LLC, a Delaware limited liability company, and SEQUENOM, INC, a Delaware corporation.


   27.1    Financial Data Schedule

 (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                SEQUENOM, INC.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SEQUENOM, Inc.

Date: May 15, 2000                                /s/ Stephen L. Zaniboni
                                          By: _________________________________
                                                    Stephen L. Zaniboni
                                             Chief Financial Officer (Duly
                                             Authorized Officer and Principal
                                             Financial and Accounting Officer)