Form 10-Q
period 2000-06-30
SEQUENOM INC
filed 2000-08-14
CIK 1076481

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-29101


                                 SEQUENOM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        77-0365889
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)


         11555 Sorrento Valley Road
            San Diego, California                              92121
  (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (858) 350-0345

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was 24,299,367.

================================================================================

                                 SEQUENOM, INC.

                                      INDEX
                                                                        Page No.
                                                                        -------

PART I - FINANCIAL INFORMATION ............................................    1

Item 1.  Financial Statements .............................................    1

CONDENSED CONSOLIDATED BALANCE SHEETS .....................................    1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...........................    2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...........................    3
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ............    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................    5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   16


PART II - OTHER INFORMATION ...............................................   17

Item 2.  Changes in Securities and Use of Proceeds ........................   17

Item 6.  Exhibits and Reports on Form 8-K .................................   17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,       December 31,
                                                                  2000            1999
                                                             -------------    -------------
                                                               (Unaudited)       (Note)
Assets
Current assets:
   Cash and cash equivalents .............................   $ 109,677,866    $   5,200,734
   Short-term investments, available-for-sale ............      41,964,910       16,415,764
   Accounts receivable ...................................       2,105,790             --
   Inventories ...........................................       1,454,585          229,750
   Deferred stock issuance costs .........................            --            645,534
   Other current assets and prepaid expenses .............         732,938          914,243
                                                             -------------    -------------
Total current assets .....................................     155,936,089       23,406,025

Equipment and leasehold improvements, net ................       6,651,551        6,294,011
Other assets .............................................         512,460           53,023
                                                             -------------    -------------
Total assets .............................................   $ 163,100,100    $  29,753,059
                                                             =============    =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses .................   $   5,625,801    $   4,426,287
   Current portion of capital lease obligations ..........         526,710          461,784
                                                             -------------    -------------
Total current liabilities ................................       6,152,511        4,888,071

Capital lease obligations, less current portion ..........         967,642        1,189,428
Long-term debt ...........................................            --          5,134,000
Accrued interest payable on long-term debt ...............            --          1,003,000

Stockholders' equity:
   Convertible preferred stock, par value $0.001;
     Authorized shares - 5,000,000 and 14,842,757
       at June 30, 2000 and December 31, 1999,
       respectively
     Aggregate liquidation preference -
       none and $56,793,947 at June 30, 2000 and
       December 31, 1999, respectively
     Issued and outstanding shares - none and
       14,842,757 at June 30, 2000 and December 31,
       1999, respectively ................................            --             14,843
   Common stock, par value $0.001;
     Authorized shares - 75,000,000 and 19,500,000
      at June 30, 2000 and December 31, 1999, respectively
     Issued and outstanding shares - 24,268,269 and
       2,298,675 at June 30,  2000 and December 31, 1999,
       respectively ......................................          24,268            2,299
   Additional paid-in capital ............................     221,572,445       66,300,293
   Notes receivable for stock ............................            --         (2,056,466)
   Deferred compensation related to stock options ........      (2,308,914)      (3,618,601)
   Accumulated other comprehensive income ................         165,254          400,779
   Deficit accumulated during the development stage ......     (63,473,106)     (43,504,587)
                                                             -------------    -------------
Total stockholders' equity ...............................     155,979,947       17,538,560
                                                             -------------    -------------
Total liabilities and stockholders' equity ...............   $ 163,100,100    $  29,753,059
                                                             =============    =============

See accompanying notes.

Note: The balance sheet at December 31, 1999 is derived from the audited financial statements at that date, but does not included all the footnote disclosures required by generally accepted accounting principles.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended             Six months ended
                                                            June 30,                       June 30,
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
                                                         (Unaudited)                    (Unaudited)
Product revenue ..............................   $  1,806,775    $       --      $  3,257,300    $       --
Research and development grants ..............        132,945          54,560         257,086          54,560
                                                 ------------    ------------    ------------    ------------
    Total revenues ...........................      1,939,720          54,560       3,514,386          54,560
                                                 ------------    ------------    ------------    ------------

Costs and expenses:
Cost of product revenue ......................      1,098,283            --         2,126,737            --
Research and development .....................      3,784,806       2,544,070       8,021,335       4,556,702
Selling, general and administrative ..........      4,605,733       2,329,239       9,818,105       3,770,796
Amortization of deferred compensation ........        491,892            --         2,989,695            --
                                                 ------------    ------------    ------------    ------------
    Total costs and expenses .................      9,980,714       4,873,309      22,955,872       8,327,498
                                                 ------------    ------------    ------------    ------------

Loss from operations .........................     (8,040,994)     (4,818,749)    (19,441,486)     (8,272,938)

Interest income ..............................      2,457,846         622,699       3,997,261         840,873
Interest expense .............................        (67,789)       (158,908)     (4,547,409)       (329,224)
Other income, net ............................          7,129           9,289          23,116           9,289
                                                 ------------    ------------    ------------    ------------
Net loss .....................................   $ (5,643,808)   $ (4,345,669)   $(19,968,518)   $ (7,752,000)
                                                 ============    ============    ============    ============

Historical net loss per share,
  basic and diluted ..........................   $      (0.23)   $     (12.82)   $      (0.86)   $     (23.12)
                                                 ============    ============    ============    ============
Weighted average shares outstanding,
  basic and diluted ..........................     24,277,843         338,925      23,200,501         335,280
                                                 ============    ============    ============    ============
Pro forma net loss per share,
  basic and diluted ..........................   $      (0.23)   $      (0.28)   $      (0.86)   $      (0.52)
                                                 ============    ============    ============    ============
Pro forma weighted average shares outstanding,
  basic and diluted ..........................     24,277,843      15,476,671      23,200,501      14,694,251
                                                 ============    ============    ============    ============


See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six months ended June 30,
                                                                   2000             1999
                                                               -------------    -------------
                                                                        (Unaudited)
Operating activities
Net loss ...................................................   $ (19,968,518)   $  (7,751,998)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Non-cash items ..........................................      11,982,854          754,092
Changes in operating assets and liabilities:
   Inventories .............................................      (1,225,483)        (173,697)
   Accounts receivable .....................................      (2,123,233)            --
   Other current assets ....................................       1,058,611         (284,753)
   Other assets ............................................        (459,460)            --
   Accounts payable and accrued expenses ...................       1,253,565        1,098,473
                                                               -------------    -------------
Net cash used in operating activities ......................      (9,481,664)      (6,357,883)

Investing activities
Purchase of equipment and leasehold improvements ...........      (2,859,973)      (1,644,119)
Net change in marketable investment securities .............     (25,666,559)     (11,353,164)
                                                               -------------    -------------
Net cash used in investing activities ......................     (28,526,532)     (12,997,283)

Financing activities
Net (payments) borrowings on capital lease obligations .....        (156,860)         530,976
Repayment of long-term debt ................................      (3,090,870)            --
Proceeds from issuance of Series D preferred stock .........            --         11,776,703
Proceeds from issuance of common stock .....................     145,754,401            1,625
                                                               -------------    -------------
Net cash provided by financing activities ..................     142,506,671       12,309,304
                                                               -------------    -------------
Net increase (decrease) in cash and cash equivalents .......     104,498,475       (7,045,862)
Effect of exchange rate changes on cash and cash equivalents         (21,343)        (215,302)
Cash and cash equivalents at beginning of period ...........       5,200,734        8,559,612
                                                               -------------    -------------
Cash and cash equivalents at end of period .................   $ 109,677,866    $   1,298,448
                                                               =============    =============

Supplemental schedule of noncash investing and
  financing activities:
Conversion of preferred stock ..............................   $  56,793,947    $        --
                                                               =============    =============
Conversion of debt and interest payable to common stock ....   $   7,387,010    $        --
                                                               =============    =============
Supplemental disclosure of cash flow information:
Interest paid ..............................................   $     166,327    $     184,435
                                                               =============    =============

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying unaudited financial statements of SEQUENOM, Inc. ("SEQUENOM" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

     Through December 31, 1999, SEQUENOM was considered a development stage company. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the SEQUENOM's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission ("SEC").


(2)  Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity.


(3)  Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"), basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

     Under the provisions of SAB 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

     Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock and long-term debt that automatically converted upon the closing of the Company's initial public offering in February 2000 (using the as-if converted method from the original date of issuance) and reflects the elimination of interest expense on the debt converted.

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

OVERVIEW

     SEQUENOM is an industrial genomics company translating information generated from the map of the human genome into useful applications. We offer a comprehensive genotyping technology to determine the medical relevance of genetic variations, called SNPs for single nucleotide polymorphisms. Since we began operations in 1994, we have devoted substantially all of our resources to the development and application of products, technologies and services to analyze SNPs, and, more recently, to determine their association to disease. Our products include the MassARRAY system that we believe will become the platform of choice for large-scale scoring of SNPs, a SNP assay portfolio and an allele frequency database to be commercially launched through an e-commerce platform. Our distinct technologies include an automated assay design process and the ability to analyze hundreds of samples in a single reaction. Our services include assay design for MassARRAY customers, in-house validation projects using our high throughput MassARRAY genotyping system and disease association studies using our population-based DNA bank. In tandem and often in collaboration with the efforts of our customers, we use the MassARRAY technology for in-house programs to identify the medical utility of SNPs and develop assay portfolios correlating genes to specific diseases.

     We commenced commercial sales of the MassARRAY system in December 1999. Through June 30, 2000, we have commercially placed a total of ten systems with leading companies and institutions. We currently sell our products to genomics, pharmacogenomics, diagnostic and agricultural biotech companies, as well as leading research institutions, in the United States and Europe. In 2000, product revenues consist of both the sale of MassARRAY systems at the time of placement and from disposable products, including SpectroCHIPs(TM), at the time of shipment. Prior to 2000, our revenues had been solely from research grants. We expect that each system placed in the field will generate a recurring revenue stream from the sale of disposables. We also expect the volume of disposables purchased from each site will increase over time as the customer becomes familiar with the technology and incorporates MassARRAY into a broad range of SNP analysis programs. In the future, we expect to generate revenue from the sale of proprietary SNP assays and assay design services provided to customers. We believe that our sales will be initially driven by the need for SNP validation and later could expand into the areas of genomic drug development and diagnostics.

     Since our inception, we have incurred significant losses and as of June 30, 2000 had an accumulated deficit of $63.5 million. Prior to our fiscal year 2000, our expenses consisted primarily of costs incurred in research and development, manufacturing scale-up, business development and from general and administrative costs associated with our operations. With our first commercial revenues, we began incurring cost of product revenues. We expect to incur losses for the foreseeable future as we expand development and commercialization of new information-based products, establish a high throughput genotyping center, and fully implement our SNP validation business strategies. Our planned move from our current facilities to expanded facilities in San Diego, and the additional obligations of a public reporting entity will also add to our expenses.

     We have a limited history of operation and we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current or new products, patent conflicts, the introduction of new products by our competitors and the timing and extent of research and development efforts. In addition, payments under strategic alliances, collaborations and subscription and licensing arrangements are subject to significant fluctuation in both timing and amount. Therefore our results of operations for any period may not be comparable to the result of operations for any other period.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

REVENUES
     Product revenues were $1.8 million for the three months ended June 30, 2000, compared to no product revenue in the same period of 1999. These revenues were derived from the sale of MassARRAY systems and disposable kits containing our proprietary SpectroCHIP. During the quarter, we placed four of our MassARRAY systems and continued to sell our disposables to customers who already have our system.

     Research and development grant revenue was approximately $133,000 for the quarter ended June 30, 2000 compared to approximately $55,000 in the same period of 1999. Revenue in both periods represented the cash received from a grant awarded to us by a German research entity.

RESEARCH AND DEVELOPMENT EXPENSES
     Research and development expenses increased to $3.8 million in the quarter ended June 30, 2000 from $2.5 million in the same period of 1999. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to completion of our product development. The $1.3 million increase consisted of approximately $690,000 from increased personnel costs associated with recruiting and hiring additional research and development personnel, an increase in consulting and material costs of approximately $320,000, and approximately $290,000 primarily from additional facilities costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased to $4.6 million for the three months ended June 30, 2000 from $2.3 million in the same period of 1999. These expenses consist primarily of salaries and related costs for executive, sales, business development, finance and other administrative personnel, and general and patent-related legal expenses. Approximately $1.0 million of the $2.3 million increase was from a one-time charge for costs associated with the transition of Dr. Hubert Koster from President and CEO to Vice Chairman of the Board of Directors. The remaining increase consisted of approximately $830,000 from hiring additional selling, general and administrative personnel, approximately $290,000 in additional expenses associated with our facilities, and an increase of approximately $180,000 from sales and marketing related activities.

AMORTIZATION OF DEFERRED STOCK COMPENSATION
     Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the three months ended June 30, 2000, we recorded amortization of deferred stock compensation totaling approximately $492,000. The deferred compensation is being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows: $3.7 million in fiscal 2000, $939,000 during 2001, $432,000 during 2002, and $187,000 during 2003.

INTEREST INCOME
     Interest income increased to approximately $2.5 million for the quarter ended June 30, 2000 from approximately $623,000 in the same period of 1999. The increase resulted from higher average balances of cash and cash equivalents and short-term investments in the second quarter of fiscal 2000, resulting from the investment of the proceeds from our initial public offering in February 2000.

INTEREST EXPENSE
     Interest expense was approximately $68,000 in the quarter ended June 30, 2000 compared to approximately $159,000 in the same period of 1999. The decrease resulted from the long-term debt being repaid and converted to common stock upon the completion of our initial public offering in February 2000, leaving only capital lease obligations outstanding.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

REVENUES
     Product revenues were $3.3 million for the six months ended June 30, 2000, compared to no product revenue in the same period of 1999. These revenues were derived from the sale of MassARRAY systems and disposable kits containing our proprietary SpectroCHIP. Through June 30, 2000, we have commercially placed a total of ten systems with leading companies and institutions.

     Research and development grant revenue was approximately $257,000 for the six months ended June 30, 2000 compared to approximately $55,000 in the same period of 1999. The current year amount represents the cash received from a Phase I SBIR grant awarded to us by the National Institutes of Health and from a German research entity, while the 1999 grant revenue was from only the German research entity.

RESEARCH AND DEVELOPMENT EXPENSES
     Research and development expenses increased to $8.0 million in the six months ended June 30, 2000 from $4.6 million in the same period of 1999. The $3.4 million increase consisted of a $1.3 million one-time charge from forgiveness of loans granted to executives in connection with the exercise of stock options, approximately $1.2 million from increased personnel expenses associated with recruiting and hiring additional research and development personnel, an increase in consulting and material costs of approximately $670,000, and an increase of approximately $230,000 in facilities costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased to $9.8 million for the six months ended June 30, 2000 from $3.8 million in the same period of 1999. One-time charges represent approximately $3.5 million of the $6.0 million increase from 1999 to 2000. These charges are from forgiveness of loans granted to executives in connection with the exercise of stock options in the first quarter of fiscal 2000, and the transition of Dr. Koster from President and CEO to Vice Chairman of the Board of Directors in the second quarter of fiscal 2000. The remaining increase consisted of approximately $1.6 million from hiring additional selling, general and administrative personnel and their related expenses, approximately $590,000 in additional expenses associated with facilities, and an increase of approximately $310,000 from sales and marketing related activities.

INTEREST INCOME
     Interest income increased to approximately $4.0 million for the six months ended June 30, 2000 from approximately $841,000 in the same period of 1999. The increase resulted from higher average balances of cash and cash equivalents and short-term investments in the first six months of fiscal 2000, resulting from the investment of the proceeds from the our initial public offering in February 2000.

INTEREST EXPENSE
     Interest expense was $4.5 million in the six months ended June 30, 2000 compared to approximately $329,000 in the same period of 1999. The $4.5 million is comprised of approximately $100,000 of interest related to capital lease obligations, $4.8 million of non-cash interest expense recorded upon conversion of debt of DEM4 million (approximately $2.0 million) into common stock, offset by approximately $400,000 of non-cash gain recorded upon issuance of common stock to extinguish long-term interest payable. Interest expense in 1999 was from capital lease obligations and long-term debt that was subsequently repaid or converted in February 2000.

Liquidity and Capital Resources

     In February 2000, we completed our initial public offering raising net proceeds of approximately $144.1 million. Prior to that, we funded our operations with $56.9 million of private equity financings, $6.0 million in loans and convertible loans, and $2.2 million from equipment financing arrangements. At June 30, 2000, cash, cash equivalents and short-term investments totaled $151.6 million compared to $21.6 million at December 31, 1999. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

     Cash used in operations for the six months ended June 30, 2000 was $9.5 million compared to $6.4 million for the same period in 1999. A net loss of $20.0 million for the six months ended June 30, 2000 was partially offset by non-cash charges of approximately $12.0 million for amortization of deferred compensation, net interest expense associated with the repayment of debt and conversion of debt to equity, forgiveness of loans granted to executives, depreciation and amortization and options issued to consultants.

     Investing activities, other than the changes in our short-term investments, utilized approximately $2.9 million in cash during the first six months of fiscal 2000 for equipment expenditures.

     Cash provided by financing activities was $142.5 million for the six months ended June 30, 2000 compared to $12.3 million for the same period in 1999. Financing activities for the first half of 2000, included the receipt of net proceeds of $145.8 million substantially from the sale of common stock in our initial public offering, offset by $3.2 million repayment of long-term debt and capital lease obligations. During the same period of 1999, we received $11.8 million from the sale of preferred stock to investors, and approximately $531,000 from equipment financing arrangements.

     Working capital increased to $149.8 million at June 30, 2000 from $18.5 million at December 31, 1999. The increase in working capital resulted from the receipt of net proceeds from our initial public offering completed in February 2000.

     As of June 30, 2000, we had an aggregate of $1.5 million in future obligations of principal payments under capital leases, of which approximately $527,000 must be repaid within the next year. We used approximately $3.1 million of the proceeds of our initial public offering for the repayment of long-term bank debt.

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

     We have a $25.0 million bank line of credit, all of which is available for borrowing. In addition, we have established an $8.0 million capital financing agreement, all of which is available for utilization. We have no commitments for any additional financings, and we cannot assure you that additional funding will be available to finance our operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to our stockholders.


Risks and Uncertainties

     The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.


The market price of our common stock is extremely volatile, and the value of our common stock may decrease suddenly.

     As a result, at any time, the market value of our common stock could be significantly less than the price that an investor paid for shares of our common stock. This extreme volatility also puts us at risk for securities class action litigation, which would cause us to divert both financial and managerial resources, which could reduce our profits.

Our industry is highly competitive. Actions or access to resources by our competitors or our inability to differentiate our company strategy or technologies may increase volatility of our stock price or affect our ability to successfully compete.

     We compete with companies in the United States and abroad that are engaged in the development and production of products that analyze genetic information. Actions or access to resources by our competitors may include:

     - announcements of technological innovations, collaborations, joint ventures, mergers or acquisitions;

     - greater financial, technical, research, marketing, sales, distribution, service and other resources;

     -    broader product lines and greater name recognition; or

     - offering discounts or completing SNP analysis projects for free as competitive tactics.

We have a history of operating losses, expect to incur future losses and cannot be certain that we will become profitable.

     We have experienced significant operating losses each year since inception, and we expect these losses to continue. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded revenues and interest income, which, to date, have been generated principally from MassARRAY system and disposable sales and government research grants. We expect to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. We may never achieve profitability. Among other things, our ability to manage the transition to a commercially successful company will depend upon our ability to:

     - expand our commercial manufacturing capability for SpectroCHIPs and related disposables and meet acceptable quality controls;

     - maintain supplier agreements for components of the MassARRAY system and assays;

     -    develop our marketing capabilities cost effectively;

     -    establish sales and distribution capabilities cost-effectively;

     - enter into subscription agreements with customers desiring to use our products;

     -    develop products that are accepted by the marketplace;

     - create a product mix that is appealing to genomics, pharmacogenomics, diagnostic and agricultural biotech companies;

     -    avoid infringing on the intellectual property rights of others;

     -    enforce our intellectual property rights against others; and

     -    hire and retain qualified key personnel.

     An inability to accomplish any of these tasks could seriously harm the successful commercialization of our technologies and could have a material adverse effect on our business, financial condition and results of operations.


We have a limited operating history.

     We are a relatively new company and, for the most part, our technologies are still in the early stages of development. We have just begun to incorporate our technologies into commercial products. We need to make significant investments to ensure our products perform correctly and are cost-effective. In addition, we may need to obtain additional regulatory approvals to sell our products for future application in diagnostics. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

     -    are accepted by the genomics, diagnostic or other marketplaces;

     -    meet customers' demands;

     -    are protected from competition by others;

     -    do not infringe the intellectual property rights of others;

     -    can be manufactured in sufficient quantities or at a reasonable cost;
          or

     -    can be marketed successfully.

We may not be able to successfully adapt our products for commercial applications.

     We have completed the commercial introduction of our MassARRAY technology for applications in the genetic aspects of drug development and life science research. A number of potential applications of our technology in these fields will require significant enhancements in our core technology, including adaptation of our software and further miniaturization. In addition, we need to enhance our population-based DNA bank, expand databases for determining the medical importance of SNPs and rapidly design assays for SNP analysis in sufficient quantity to meet the high throughput that we expect our future customers will require. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of the manufacturing of any product or genotyping facility, or if any product does not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our products into the marketplace.


We may not be able to expand our business to offer services that our customers are requesting.

     We are currently planning on expanding our business to run multiple assays at our facilities for some of our customers. To do this, we are planning to move from our current facilities, purchase equipment and hire additional personnel. If we are unable to successfully implement or manage an expanded business, our relationships with our customers may be harmed.


We may not successfully integrate future acquisitions or joint ventures.

     In the future, we may acquire additional complementary companies, products or technologies or form joint ventures to integrate technologies or marketing efforts. Managing these acquisitions or joint ventures will entail numerous operational and financial risks and strains, including:

     .    exposure to unknown liabilities;

     . higher than expected acquisition and integration costs which may cause our quarterly and annual operating results to fluctuate;

     . combining the operations and personnel of acquired businesses or joint ventures with our own which may be difficult and costly, and integrating or completing the development and application of any acquired technologies which may disrupt our business and divert our management's time and attention;

     . impairment of relationships with key customers of acquired businesses or joint ventures due to changes in management and ownership of the acquired businesses;

     . inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations; and

     . increased amortization expenses if an acquisition or joint venture results in significant goodwill or other intangible assets.

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


Our system and related disposable sales may be limited if the ramp up rate of our customers' internal genotyping needs is below projected throughput.

     The ramp up rate of genotyping by customers could be less than originally projected by those customers. The extraction of DNA from biological material is time consuming. Assay design can also be time consuming if a customer chooses not to use SEQUENOM's service for automated assay design. These items and other unforeseeable items may result in MassARRAY system customers not being able to use our system to its full capacity. Customers who are unable to use our MassARRAY system to full capacity may share MassARRAY systems, which would result in lower system sales. Therefore, customers may not purchase sufficient quantities of disposables for us to become profitable.


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


We have limited commercial manufacturing experience and may encounter manufacturing problems or delays which could result in lower revenue.

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

     Our only manufacturing facility is located in San Diego, California. We have laboratories located in San Diego, Sudbury, Massachusetts and Hamburg, Germany. Damage to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease development and manufacturing of our products. We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms.


If we do not effectively manage our growth, it could affect our ability to pursue business opportunities and expand our business.

     Growth in our business has placed, and will continue to place, a significant strain on our facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and expand, train and manage our workforce. We will rely heavily on software systems, including an enterprise resource planning system, and a laboratory information management system, that have been or will be installed and utilized. Furthermore, we will have to maintain close coordination among our technical, accounting, marketing, sales and research departments. If we fail to effectively manage our growth and address the above concerns, it could affect our ability to pursue business opportunities and expand our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Short-Term Investments
----------------------

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.


Long-Term Debt
--------------

     Prior to our initial public offering in February 2000, we had long-term debt denominated in German deutsche marks. We converted approximately half of this debt into common stock upon the closing of the offering and repaid the rest of this debt in cash from the proceeds of the offering.


Foreign Currency Rate Fluctuations
----------------------------------

     The functional currency for our German subsidiary is the deutsche mark. The German subsidiary's accounts are translated from the German deutsche mark to the US dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our German subsidiary conducts its business with customers in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiaries or transactions with our European customers. The net tangible assets of our German subsidiary, excluding intercompany debt, were $2.8 million at June 30, 2000. A 1% decrease in the value of German deutsche marks relative to the US dollar would result in approximately a $28,000 unrealized foreign translation loss.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On January 31, 2000, the Company's Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 1, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred through June 30, 2000 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million. Total offering expenses of approximately $12.9 million resulted in net offering proceeds to the Company of approximately $144.1 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through June 30, 2000, approximately $3.2 million has been used to pay off long-term and other debt, approximately $2.9 million to purchase equipment and approximately $8.5 million for general corporate purposes, including hiring additional personnel, expansion of facilities, development and manufacturing of products, and expenses for filing and pursuing patent applications; the balance remains as working capital.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number   Description
-------  -----------
10.65 Global Master Rental Agreement dated May 4, 2000 between Comdisco, and SEQUENOM, Inc.

10.66 Strategic Alliance Agreement dated May 3, 2000 between Genaissance Pharmaceuticals, Inc, and SEQUENOM, Inc

10.67 Purchase and License Agreement dated June 20, 2000 between Specialty Laboratories and SEQUENOM, Inc.

10.68 Settlement Agreement dated May 31, 2000 between Hubert Koster, and SEQUENOM, Inc.

27.1     Financial Data Schedule

     (b) Reports on Form 8-K
         -------------------

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                 SEQUENOM, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SEQUENOM, Inc.



Date: August 14, 2000                  By: /s/ Stephen L. Zaniboni
                                          -------------------------------------
                                       Stephen L. Zaniboni
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial and
                                       Accounting Officer)