Form 10-Q
period 2000-09-30
SEQUENOM INC
filed 2000-11-14
CIK 1076481

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

  For the quarterly period ending September 30, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       Commission File Number: 000-29101

                               ----------------

                                SEQUENOM, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                       77-0365889
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

            11555 Sorrento Valley Road San Diego, California 92121
              (Address of principal executive offices) (Zip Code)

                                (858) 350-0345
              Registrant's telephone number, including area code

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   The number of shares of the Registrant's Common Stock outstanding as of October 31, 2000 was 24,433,957.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 SEQUENOM, INC.

                                     INDEX

                                                                                                   Page No.
                                                                                                   --------

PART I - FINANCIAL INFORMATION..................................................................       1

Item 1.   Financial Statements...................................................................      1

          Condensed Consolidated Balance Sheets..................................................      1

          Condensed Consolidated Statements of Operations........................................      2

          Condensed Consolidated Statements of Cash Flows........................................      3

          Notes to Unaudited Condensed Consolidated Financial Statements.........................      4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..      6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................     20

PART II - OTHER INFORMATION.....................................................................      21

Item 2.   Changes in Securities and Use of Proceeds..............................................     21

Item 6.   Exhibits and Reports on Form 8-K.......................................................     21

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September    December 31,
                                                      30, 2000        1999
                                                    ------------  ------------
                                                     (Unaudited)     (Note)
Assets
Current assets:
  Cash and cash equivalents........................ $ 91,667,221  $  5,200,734
  Short-term investments, available-for-sale.......   49,521,811    16,415,764
  Accounts receivable..............................   13,528,431           --
  Inventories......................................    2,393,248       229,750
  Deferred stock issuance costs....................          --        645,534
  Other current assets and prepaid expenses........    7,834,190       914,243
                                                    ------------  ------------
      Total current assets.........................  164,944,901    23,406,025
Equipment and leasehold improvements, net..........    7,122,015     6,294,011
Other assets.......................................    2,508,428        53,023
                                                    ------------  ------------
      Total assets................................. $174,575,344  $ 29,753,059
                                                    ============  ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses............ $ 11,279,666  $  4,300,127
  Current portion of capital lease obligations.....      731,987       461,784
  Deferred revenue.................................   10,139,356       126,160
                                                    ------------  ------------
      Total current liabilities....................   22,151,009     4,888,071

Capital lease obligations, less current portion....    1,098,520     1,189,428
Long-term debt.....................................          --      5,134,000
Accrued interest payable on long-term debt.........          --      1,003,000

Stockholders' equity:
  Convertible preferred stock, par value $0.001;
    Authorized shares--5,000,000 and 14,842,757 at
     September 30, 2000 and December 31, 1999,
     respectively..................................
    Aggregate liquidation preference--none and
     $56,793,947 at September 30, 2000 and December
     31, 1999, respectively........................
    Issued and outstanding shares--none and
     14,842,757 at September 30, 2000 and December
     31, 1999, respectively........................          --         14,843
  Common stock, par value $0.001;
    Authorized shares--75,000,000 and 19,500,000 at
     September 30, 2000 and December 31, 1999,
     respectively..................................
    Issued and outstanding shares--24,407,624 and
     2,298,675 at September 30, 2000 and December
     31, 1999, respectively........................       24,408         2,299
    Additional paid-in capital.....................  222,193,675    66,300,293
    Notes receivable for stock.....................          --     (2,056,466)
    Deferred compensation related to stock
     options.......................................   (2,162,270)   (3,618,601)
    Accumulated other comprehensive income.........      141,709       400,779
    Accumulated deficit during the development
     stage.........................................  (68,871,707)  (43,504,587)
                                                    ------------  ------------
      Total stockholders' equity...................  151,325,815    17,538,560
                                                    ------------  ------------
      Total liabilities and stockholders' equity... $174,575,344  $ 29,753,059
                                                    ============  ============

                            See accompanying notes.

Note: The balance sheet at December 31, 1999 is derived from the audited financial statements at that date, but does not included all the footnote disclosures required by generally accepted accounting principles.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three months ended          Nine months ended
                              September 30,              September 30,
                         ------------------------  --------------------------
                            2000         1999          2000          1999
                         -----------  -----------  ------------  ------------
                               (Unaudited)          (Unaudited)

Revenues:
  Product revenue....... $ 2,283,962  $       --   $  5,543,800  $        --
  Services..............     500,000          --        500,000           --
  Research and
   development grants...         --        26,093       254,548        80,653
                         -----------  -----------  ------------  ------------
    Total revenues......   2,783,962       26,093     6,298,348        80,653
                         -----------  -----------  ------------  ------------
Costs and expenses:
  Cost of product
   revenue..............   1,658,446          --      3,785,183           --
  Research and
   development..........   4,328,087    2,580,975    12,349,422     7,137,677
  Selling, general and
   administrative.......   4,118,581    1,592,499    13,936,686     5,363,295
  Amortization of
   deferred
   compensation.........     407,838    3,615,150     3,397,533     3,615,150
                         -----------  -----------  ------------  ------------
    Total costs and
     expenses...........  10,512,952    7,788,624    33,468,824    16,116,122
                         -----------  -----------  ------------  ------------


Loss from operations....  (7,728,990)  (7,762,531)  (27,170,476)  (16,035,469)
Interest income.........   2,412,331      384,823     6,409,593     1,225,696
Interest expense........     (82,352)    (247,041)   (4,629,761)     (576,265)
Other (expense) income,
 net....................         408       (9,289)       23,524           --
                         -----------  -----------  ------------  ------------
Net loss................ $(5,398,603) $(7,634,038) $(25,367,120) $(15,386,038)
                         ===========  ===========  ============  ============
Historical net loss per
 share, basic and
 diluted................ $     (0.22) $    (13.72) $      (3.01) $     (39.41)
                         ===========  ===========  ============  ============
Weighted average shares
 outstanding, basic and
 diluted................  24,330,513      556,233     8,414,073       390,486
                         ===========  ===========  ============  ============
Pro forma net loss per
 share, basic and
 diluted................ $     (0.22) $     (0.48) $      (1.08) $      (1.03)
                         ===========  ===========  ============  ============
Pro forma weighted
 average shares
 outstanding, basic and
 diluted................  24,330,513   15,703,979    23,551,819    14,714,027
                         ===========  ===========  ============  ============




                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine months ended
                                                          September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                    (Unaudited)
Operating activities
Net loss..........................................  $(25,367,120) $(15,386,038)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Non-cash items..................................    12,284,410     5,003,465
Changes in operating assets and liabilities:
  Inventories.....................................    (2,206,059)     (243,036)
  Accounts receivable.............................   (13,567,163)          --
  Other current assets............................    (6,056,618)     (263,499)
  Other assets....................................    (2,455,406)        4,829
  Accounts payable and accrued expenses...........     7,116,825     1,434,575
  Deferred revenue................................    10,013,196           --
                                                    ------------  ------------
Net cash used in operating activities.............   (20,237,935)   (9,449,704)

Investing activities
Purchase of equipment and leasehold improvements..    (3,031,071)   (3,275,247)
Net change in marketable investment securities....   (33,048,834)   (5,178,842)
                                                    ------------  ------------
Net cash used in investing activities.............   (36,079,905)   (8,454,089)

Financing activities
Net borrowings on capital lease obligations.......       179,295       674,607
Repayment of long-term debt.......................    (3,090,870)          --
Proceeds from issuance of Series D preferred
 stock............................................           --     11,776,703
Proceeds from issuance of common stock............   145,843,941        37,721
                                                    ------------  ------------
Net cash provided by financing activities.........   142,932,366    12,489,031
                                                    ------------  ------------
Net increase (decrease) in cash and cash
 equivalents......................................    86,614,526    (5,414,762)
Effect of exchange rate changes on cash and cash
 equivalents......................................      (148,039)      (98,250)
Cash and cash equivalents at beginning of period..     5,200,734     8,559,612
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $ 91,667,221  $  3,046,600
                                                    ============  ============

Supplemental schedule of noncash investing and
 financing activities:
Conversion of preferred stock.....................  $ 56,793,947  $        --
                                                    ============  ============
Conversion of debt and interest payable to common
 stock............................................  $  7,387,010  $        --
                                                    ============  ============
Supplemental disclosure of cash flow information:
Interest paid.....................................  $    248,679  $    359,140
                                                    ============  ============


                            See accompanying notes.

                                SEQUENOM, INC.

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

(4) New Accounting Pronouncements

   In December 19999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will incorporate the guidance

                                SEQUENOM, INC.

of SAB 101 in the first quarter of 2001. We do not anticipate that the adoption of SAB 101 will have a material impact on our financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN 44 did not have material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Form 10-Q may contain forward-looking statements. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "will," "intend" and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied, by any such forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Form 10-Q, included under the heading "Risks and Uncertainties." In addition, the "Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission should be taken into consideration. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q. We are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

   We are a genomics company that translates information generated from the map of the human genome into useful applications. We offer a comprehensive genotyping technology to determine the medical relevance of genetic variations, called SNPs or single nucleotide polymorphisms. Since we began operations in 1994, we have devoted substantially all of our resources to the development and application of products, technologies and services to analyze SNPs, and, more recently, to determine their association to disease. Our products include the MassARRAY system for large-scale scoring of SNPs, disposable MassARRAY kits consisting of our proprietary SpectroCHIP and reagents, a SNP assay portfolio and an allele frequency database. Our services include assay design for MassARRAY customers, in-house validation projects using our MassARRAY system and disease association studies using our proprietary population-based DNA bank. We are also using the MassARRAY technology to identify the medical utility of SNPs and develop SNP panels based on correlation to specific diseases on our own and in collaboration with others.

   We sold our first product, the MassARRAY system, in January 2000. Through September 30, 2000, we have commercially placed a total of 16 systems with leading companies and institutions. We currently sell our products to genomics, pharmacogenomics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through September 30, 2000, our product revenues consisted of revenues from both the sale of MassARRAY systems and the sale of MassARRAY kits, both of which are recognized at the time of shipment. MassARRAY kits are used in the operation of the MassARRAY system. Our service revenues consisted of SNP validation services, recognized as phases of the projects were completed. We anticipate that revenues from our collaborations with third parties will become an increasingly important component of our service revenues in the future. Prior to January 1, 2000, our revenues had been solely from research grants.

   Since our inception, we have incurred significant losses. As of September 30, 2000, we had an accumulated deficit of $68.9 million. Prior to January 1, 2000, our expenses consisted primarily of costs incurred in research and development, production scale-up and business development and from general and administrative costs associated with our operations, as well as sales and marketing expenses. With our first commercial revenues, we began incurring cost of product revenues. Cost of product revenues includes the materials, labor and overhead expenses related to the production of and assembly of our products. We expect to incur losses for the foreseeable future, and expect all expenses to increase, as we expand development and commercialization of new information-based products, establish a high throughput genotyping center, and fully implement our SNP validation business strategies. Our planned move from our current facilities in San Diego to expanded facilities in San Diego will also add to our expenses.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

Revenues

   Total revenues increased to $2.8 million for the three months ended September 30, 2000, from approximately $26,000 in the same period of the prior year, all of which related to research and development grants. Product revenues were $2.3 million for the three months ended September 30, 2000. These revenues were derived from the sale of MassARRAY systems and disposable kits containing our proprietary SpectroCHIP. During the quarter, we placed three of our MassARRAY systems and continued to sell our disposables to customers who already have our system. Service revenues were $500,000 for the quarter ended September 30, 2000. These revenues consisted of completion of significant phases in SNP validation projects.

Research and development expenses

   Research and development expenses increased to $4.3 million in the quarter ended September 30, 2000, from $2.6 million in the same period of 1999. These expenses consist primarily of salaries and related personnel costs, and materials and other costs related to product development. The $1.7 million increase consisted of approximately $1.0 million from an increase in and material costs and other product development costs, and approximately $700,000 from increased personnel costs associated with recruiting and hiring additional research and development personnel.

Selling, general and administrative expenses

   Selling, general and administrative expenses increased to $4.1 million for the three months ended September 30, 2000, from $1.6 million in the same period of 1999. These expenses consist primarily of salaries and related costs for executive, sales, business development, finance and other administrative personnel, and general and patent-related legal expenses. Approximately $940,000 of the increase resulted from hiring additional selling, general and administrative personnel, approximately $556,000 from additional expenses associated with our facilities, and approximately $471,000 from increased sales and marketing expenses.

Amortization of deferred stock compensation

   Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the three months ended September 30, 2000, we recorded amortization of deferred stock compensation totaling approximately $408,000 compared to $3.6 million in the same period of 1999. The deferred compensation is being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows: $3.7 million in 2000, $939,000 in 2001, $432,000 in 2002, and $187,000 in 2003.

Interest income

   Interest income increased to approximately $2.4 million for the quarter ended September 30, 2000 from approximately $385,000 in the same period of 1999. The increase resulted from higher average balances of cash and cash equivalents and short-term investments, resulting from the investment of the net proceeds from our initial public offering in February 2000.

Interest expense

   Interest expense was approximately $82,000 in the quarter ended September 30, 2000 compared to approximately $247,000 in the same period of 1999. The decrease was a result of long-term debt being repaid and converted to common stock upon the completion of our initial public offering in February 2000, leaving only capital lease obligations outstanding.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Revenues

   Total revenues increased to $6.3 million for the nine months ended September 30, 2000, from approximately $81,000 in the same period of the prior year, all of which related to research and development grants. Product revenues were $5.5 million for the nine months ended September 30, 2000. These revenues were derived from the sale of MassARRAY systems and disposable kits containing our proprietary SpectroCHIP. Validation service revenue for the nine months ended September 30, 2000 was $500,000. Research and development grant revenue was approximately $255,000 for the nine months ended September 30, 2000.

Research and development expenses

   Research and development expenses increased to $12.3 million in the nine months ended September 30, 2000, from $7.1 million in the same period of 1999. The $5.2 million increase consisted of a $1.3 million one-time charge related to forgiveness of loans granted to research and development executives in connection with the exercise of stock options, approximately $1.7 million from increased personnel expenses associated with recruiting and hiring additional research and development personnel, an increase in other costs related to research and development of products and services of approximately $2.2 million.

Selling, general and administrative expenses

   Selling, general and administrative expenses increased to $13.9 million for the nine months ended September 30, 2000, from $5.4 million in the same period of 1999. One-time charges represent approximately $3.5 million of the $8.5 million increase from 1999 to 2000. These charges are related to forgiveness of loans granted to executives in 1999 in connection with the exercise of stock options in the first quarter of 2000, and the transition of Dr. Koster from President and Chief Executive Officer to Vice Chairman of the Board of Directors in the second quarter of 2000. The remaining increase consisted of approximately $2.5 million from the addition of selling, general and administrative personnel, approximately $1.0 million from increased sales and marketing related expenses, and approximately $881,000 million in additional expenses associated with facilities.

Interest income

   Interest income increased to approximately $6.4 million for the nine months ended September 30, 2000 from approximately $1.2 million in the same period of 1999. The increase resulted from higher average cash and cash equivalent balances and short-term investments, resulting from the investment of the net proceeds from the our initial public offering in February 2000.

Interest expense

   Interest expense was $4.6 million in the nine months ended September 30, 2000 compared to approximately $576,000 in the same period of 1999. The $4.6 million is comprised of approximately $4.8 million of non-cash interest expense recorded upon conversion of debt of $2.2 million (4.0 million German deutsche marks exchanged at a rate of 1.84 deutsche marks per 1 US dollar) into common stock, approximately $200,000 of interest related to capital lease obligations, offset in part by approximately $400,000 of non-cash gain recorded upon issuance of common stock to extinguish long-term interest payable. Interest expense in 1999 was from capital lease obligations and on long-term debt that was subsequently repaid or converted into common stock February 2000.

Liquidity and Capital Resources

   In February 2000, we completed our initial public offering raising net proceeds of approximately $144.1 million. Prior to that, we funded our operations with $56.9 million of private equity financings, $6.0 million in loans and convertible loans, and $2.2 million from equipment financing arrangements. At September 30, 2000, cash, cash equivalents and short-term investments totaled $141.2 million compared to $21.6 million at December 31, 1999. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

   Cash used in operations for the nine months ended September 30, 2000 was $20.2 million compared to $9.5 million for the same period in 1999. A net loss of $25.4 million for the nine months ended September 30, 2000 was partially offset by non-cash charges of approximately $12.3 million consisting of amortization of deferred compensation, net interest expense associated with the repayment of debt and conversion of debt to equity, forgiveness of loans granted to executives, depreciation and amortization and options issued to consultants.

   Investing activities, other than the changes in our short-term investments, utilized approximately $3.0 million in cash during the first nine months of 2000 for equipment expenditures.

   Cash provided by financing activities was $142.9 million for the nine months ended September 30, 2000 compared to $12.5 million for the same period in 1999. Financing activities for the first nine months of 2000, included the receipt of net proceeds of $145.8 million, substantially all of which was from the sale of common stock in our initial public offering, offset by $3.1 million repayment of long-term debt and approximately $179,000 of borrowings under capital lease agreements. During the same period of 1999, we received $11.8 million from the sale of preferred stock to investors, and approximately $675,000 from equipment financing arrangements.

   Working capital increased to $142.8 million at September 30, 2000 from $18.5 million at December 31, 1999. The increase in working capital resulted from the receipt of net proceeds from our initial public offering completed in February 2000.

   As of September 30, 2000, we had an aggregate of $1.8 million in future obligations of principal payments under capital leases, of which approximately $732,000 must be repaid by September 30, 2001. We used approximately $3.1 million of the proceeds of our initial public offering for the repayment of long-term bank debt.

   We believe our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 24 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

  . the level of our success in selling our MassARRAY systems, consumables, assays and services;

  . the level of our sales and marketing expenses;

  . the extent to which we enter into collaborations or joint ventures;

  . our progress with research and development;

  . our ability to introduce and sell new products and services;

  . the level of our expenses associated with litigation;

  . the costs and timing of obtaining new patent rights;

  . the extent to which we acquire technologies or companies; and

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

   We have a $25.0 million bank line of credit, all of which was available for borrowing as of September 30, 2000. In addition, we have established an $8.0 million capital financing agreement, $7.5 million of which was available for utilization at September 30, 2000. We have no commitments for any additional financings, and we cannot assure you that additional funding will be available to finance our operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to our stockholders.

                            RISKS AND UNCERTAINTIES

   The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

Our stock price could be volatile and your investment could suffer a decline in value.

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

We have a limited operating history.

   We are a relatively new company, and for the most part, our technologies are still in the early stages of development. We commercially launched our first product, the MassARRAY system, in December 1999. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the need to:

  . obtain substantial capital to support the expenses of further developing our technology and commercializing our products and services;

  . develop a market for our products and services; and

  . attract and retain qualified management, sales, technical and scientific staff.

   Our operations may also be affected by problems frequently encountered with the use of new technologies and by the competitive environment in which we operate, as well as the risks detailed below.

We have a history of operating losses, expect to incur future losses and cannot be certain that we will become profitable.

   We have experienced significant operating losses in each period since inception, and we expect these losses to continue. It is uncertain when, if ever, we will become profitable. As of September 30, 2000, our accumulated deficit was $68.9 million. Our losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. These costs have exceeded revenues and interest income in each period since inception. We have generated revenues principally from MassARRAY system and disposable sales and government research grants. We expect to incur increasing operating losses as a result of expenses associated with production, marketing and sales, research and product development and selling, general and administrative costs.

Our operating results fluctuate significantly.

   Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

  . our success in selling, and changes in the demand for, our products and services;

  . variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

  . the pricing of our products and services;

  . the timing of any new product or service offerings;

  . changes in the research and development budgets of our customers and partners;

  . the introduction of new products and services by our competitors;

  . changes in the regulatory environment affecting health care and health care providers;

  . expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights;

  . the cost and timing of our adoption of new technologies; and

  . the cost, quality and availability of tissue samples, reagents and related components and technologies.

   In particular, our revenues and operating results are unpredictable because the sales cycle for our MassARRAY and service products is lengthy. Our revenues and operating results depend, in part, on the number and timing of MassARRAY system placements that we make during the quarter. We expect to recognize a substantial portion of our quarterly revenues in the last month of a quarter, with a concentration of these revenues in the last weeks or days of the third month. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of our future revenues. Any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter to quarter and could result in increased operating losses.

   We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall.

A reduction in revenues from sales of MassARRAY systems would harm our business.

   A decline in the demand for MassARRAY Systems would reduce our total revenues and harm our business. It would also have an adverse effect on the sales of our consumable products. We expect that the MassARRAY system will continue to account for a substantial portion of our total revenues for the foreseeable future. A variety of factors, including the following, may reduce the demand for MassARRAY systems:

  . competition from other products;

  . failure of SNPs to demonstrate medical relevance;

  . negative publicity or evaluation; or

  . intellectual property claims or litigation.

We may not be able to successfully adapt our products for commercial applications.

   A number of potential applications of our MassARRAY technology will require significant enhancements in our core technology, including adaptation of our software and further miniaturization. In addition, we need to enhance our population-based DNA bank, expand databases for determining the medical importance of SNPs and rapidly design assays for SNP analysis in sufficient quantities to meet the high throughput that we expect our future customers will require. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of the manufacturing of any product or genotyping facility, or if any of our products does not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our products and services into the marketplace.

We may not be able to expand our business to offer services to our customers.

   We are currently planning on expanding our business to run multiple assays and validate SNPs at our facilities for some of our customers. To do this, we are planning to move from our current facilities, purchase equipment and hire additional personnel. If we are unable to successfully implement or manage an expanded business, our relationships with our customers may be harmed.

Our collaborative partners may not be successful in developing or commercializing therapeutic, diagnostic or other products using our products or services.

   Development of therapeutic, diagnostic and other products based on our collaborative partners' discoveries will also be subject to other risks of failure inherent in their development or commercial viability. These risks include the possibility that any such products will:

  . fail to receive necessary regulatory approvals;

  . fail to be developed prior to the successful marketing of similar products by competitors;

  . be found to be ineffective;

  . be difficult or impossible to manufacture on a commercial scale;

  . be uneconomical to market;

  . be found to be toxic; or

  . be impossible to market because they infringe on the proprietary rights of third parties or compete with products marketed by third parties that are superior.

   If a partner or we discover therapeutic, diagnostic or other products using our products or services, we may rely on that partner for product development, regulatory approval, manufacturing and marketing of those products before we can realize some of the milestone payments, royalties and other payments we may be entitled to under the terms of our collaboration agreements. Our collaboration agreements typically allow the partner significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products. As a result, we cannot be certain that our collaborators will choose to develop or commercialize any products. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition or changes its business focus, its performance in its agreement with us may suffer and, as a result, we may not generate any revenues from the royalty, milestone and similar payment provisions of our agreement with that collaborator.

We may not successfully develop or derive revenues from our genotyping and gene discovery programs.

   Our genotyping and gene discovery programs are still in the early stages of development and may not result in marketable products. We are directing our technology and development focus primarily toward identifying genes that are believed to be responsible for, or indicate the presence of, certain diseases. We have only identified a limited number of specific candidate genes under our research programs and have not yet validated any disease genes. Our technologies and approach to gene discovery may not enable us to successfully identify the specific genes that cause or predispose individuals to the complex diseases that are the targets of our efforts to identify genetic variations that have medical utility. In addition, the diseases we are targeting are generally believed to be caused by a number of genetic and environmental factors. It may not be possible to address such diseases through gene-based therapeutic or diagnostic products. Accordingly, even if we are successful in identifying specific genes, our discoveries may not lead to the development of commercial products.

If the medical relevance of SNPs becomes questionable, we may have less demand for our products and services.

   Some of the products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of drugs and diagnostics in the future. If we are unable to generate valuable information that can be used to develop these drugs and diagnostics, the demand for our products and services will be reduced and our business is likely to be harmed.

If we do not succeed in obtaining development and marketing rights for some of the assays developed in collaboration with our customers, our revenue and profitability could be reduced.

   Our business strategy includes the development of assays in collaboration with customers, and we intend to obtain commercialization rights to those assays. If we are unable to obtain rights to those assays, our revenue and profitability could be reduced. To date, we have not initiated significant activities with respect to the exploitation of any commercialization rights or products developed in collaboration with third parties. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain.

We depend on sales of SpectroCHIPs and other disposables for a significant portion of our revenues.

   Sales of SpectroCHIPs and other disposables will become an increasingly important source of revenue. Factors which may limit the use of SpectroCHIPs and other disposables include: additional sales of MassARRAY systems, the acceptance of our technology by our customers, the extent of our customers' level of utilization of their MassARRAY systems, and the training of customer personnel. If our customers do not purchase sufficient quantities of SpectroCHIPs and other disposables, our revenues will be lower than expected.

Our system and related disposable sales may be limited if our MassARRAY system is used below its capacity.

   The ramp-up rate of genotyping by customers could be less than originally projected by those customers. Sample preparation, the extraction of DNA from biological material, is time consuming. Assay design can also be time consuming if a customer chooses not to use our service for automated assay design. These items and other unforeseeable items may result in MassARRAY system customers not being able to use our system to its full capacity. Customers who are unable to use our MassARRAY system to full capacity may share MassARRAY systems, which would result in lower system sales. In addition, customers may not purchase sufficient quantities of disposables for us to become profitable.

The sales cycle for our products is lengthy. We may expend substantial funds and management effort with no assurance of successfully selling our products or services.

   Our sales cycle is typically lengthy. Our sales effort requires the effective demonstration of the benefits of our products and services to and significant training of many different departments within a potential customer. These departments might include research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer which contributes to the length of our sales cycle. We may expend substantial funds and management effort with no assurance that we will successfully sell our products or services.

If our customers are unable to adequately prepare samples as required by our MassARRAY system, the overall market demand for our products may decline.

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

We have limited commercial production capability and experience and may encounter production problems or delays, which could result in lower revenue.

   We assemble the MassARRAY system and manufacture the SpectroCHIP and MassARRAY kit. To date, we have only produced these products in limited quantities. Our customers require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards as we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which could adversely affect our business.

If ethical, privacy or other concerns surrounding the use of genetic information become widespread, we may have less demand for our products and services.

   Our customers use our products and services for genetic testing. Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our products and services, which could seriously harm our business, financial condition and results of operations.

We depend on third-party products and services and sole or limited sources of supply to develop and manufacture components and materials used in our products.

   We rely on outside vendors to supply the components and materials used in our products. Some of these components and materials are obtained from a single supplier or a limited group of suppliers. We have experienced quality problems with, and delays in receiving, oligonucleotides, which are necessary materials used in connection with the operation of the MassARRAY system. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

  . The inability to obtain an adequate supply of required components and materials due to capacity constraints, a discontinuance of a product by a supplier or other supply constraints;

  . reduced control over quality and pricing of components and materials; and

  . delays and long lead times in receiving components or materials from vendors.

If our access to necessary tissue samples or information is restricted, we will not be able to continue to develop our business.

   We need access to normal and diseased human tissue samples, other biological materials and related clinical and other information to continue to develop our products and services. We compete with many other companies for these materials and information. We may not be able to obtain or maintain access to these materials and information. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business will suffer.

We may not successfully integrate future acquisitions.

   In the future, we may acquire additional complementary companies or technologies. Managing these acquisitions will entail numerous operational and financial risks, including:

  . exposure to unknown liabilities;

  . higher than expected acquisition and integration costs which may cause our quarterly and annual operating results to fluctuate;

  . combining the operations and personnel of acquired businesses with our own, which may be difficult and costly, and integrating or completing the development and application of any acquired technologies, which may disrupt our business and divert our management's time and attention;

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

   The biotechnology industry is highly competitive. We compete with a broad range of companies in the United States and abroad that are engaged in the development and production of products, services and strategies to analyze genetic information. They include:

  . biotechnology, pharmaceutical, chemical and other companies;

  . academic and scientific institutions;

  . governmental agencies; and

  . public and private research organizations.

   Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several early stage companies are currently making or developing products that compete with or will compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies and products obsolete. We may also compete against some of our customers, which may adversely affect our relationships with them.

We have a small number of sales and customer support personnel with limited experience in selling and servicing our products.

   Our sales force may not be sufficiently large or knowledgeable to successfully penetrate the market. We may not be able to expand our sales force to meet our commercial objectives. In addition, our sales and customer support personnel may not be able to address complex scientific and technical issues raised by our customers. Our customer support personnel may also lack the broad range of technical expertise required to adequately service and support our products in the field.

Our ability to compete in the market may decline if we lose some of our intellectual property rights due to lawsuits to protect or enforce our patents.

   Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. In addition, others may develop products for use in the MassARRAY system in violation of our patents that may reduce sales of disposables. In order to protect or enforce our patent rights, we may initiate interference proceedings or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

   We may be sued for infringing on the patent rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging possible infringement. For example, we have received correspondence from a company informing us of its patent concerning a diagnostic method relying upon a specific manner for comparing mass spectra, upon which it believes we may be infringing. We do not believe that we infringe this patent.

We may be unable to obtain licenses to patented SNPs, which could prevent us from obtaining significant revenue or becoming profitable.

   The U.S. Patent and Trademark Office has issued and continues to issue patents claiming SNP discoveries and their related associations and functions. If important SNPs are patented, we will need to obtain rights to those SNPs in order to develop, use and sell related assays. Required licenses may not be available on commercially acceptable terms, or at all. If we fail to obtain licenses to important patented SNPs, we may never achieve significant revenue or become profitable.

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

   Our international operations are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether tariffs or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.

We may lose money when we exchange foreign currency received from international sales into U.S. dollars.

   A significant portion of our business is expected to be conducted in currencies other than the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

Our revenues are derived primarily from, and are subject to risks faced by, pharmaceutical and biotechnology companies and governmental and others research institutions.

   We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies and governmental and other research institutions. Accordingly, our success will depend upon their demand for our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays may result from factors such as:

  . changes in economic conditions;

  . changes in government programs that provide funding;

  . changes in the regulatory environment affecting health care and health care providers;

  . pricing pressures and reimbursement policies;

  . market-driven pressures on companies to consolidate and reduce costs; and

  . other factors affecting research and development spending.

None of these factors is within our control.

We may not have adequate insurance and if we become subject to product liability claims, we may experience reduced demand for our products and services or be required to pay damages that exceed our insurance limitations.

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

If our production and laboratory facilities are damaged, we could experience lost revenue and our business would be seriously harmed.

   Our only production facility is located in San Diego, California. We have laboratories located in San Diego, Sudbury, Massachusetts and Hamburg, Germany. Damage to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could result in a loss of important data or cause us to cease development and production of our products. We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms, or at all.

If we do not effectively manage our growth, it could affect our ability to pursue business opportunities and expand our business.

   Growth in our business has placed, and will continue to place, a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and expand, train and manage our workforce. We will rely heavily on software systems, including an enterprise resource planning system and a laboratory information management system that have been or will be installed and utilized. Furthermore, we will have to maintain close coordination among our technical, accounting, marketing, sales and research departments. If we fail to effectively manage our growth and address the above concerns, it could affect our ability to pursue business opportunities and expand our business.

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

 Foreign Currency Rate Fluctuations

   The functional currency for our German subsidiary is the deutsche mark. The German subsidiary's accounts are translated from the German deutsche mark to the US dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our German subsidiary conducts its business with customers primarily in deutsche marks. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiaries or transactions with our European customers. The net liabilities of our German subsidiary, excluding intercompany debt, were $2.9 million at September 30, 2000. A 1% decrease in the value of German deutsche marks relative to the US dollar would result in approximately a $32,000 unrealized foreign translation gain. As of January 2002, the functional currency of our German subsidiary will be the Euro.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   On January 31, 2000, the Company's Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred through September 30, 2000 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million. Total offering expenses of approximately $12.9 million resulted in net offering proceeds to the Company of approximately $144.1 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through September 30, 2000, approximately $3.2 million has been used to payoff long-term and other debt, approximately $3.0 million to purchase equipment and approximately $18.0 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products, expansion of facilities and expenses for filing and pursing patent applications; the balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

   The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

 Exhibit
 Number  Description
 ------- -----------
  10.69  High Throughput Olignonucleotide Manufacturing and Supply and
         MassARRAY Analytical System Purchase Agreement, dated August 24, 2000, between SEQUENOM, Inc. and Integrated DNA Technologies, Inc.
  10.70  Technology Access and Collaboration Agreement, dated September 29,
         2000 between SEQUENOM, Inc. and Incyte Genomics, Inc.
  27.1   Financial Data Schedule

 (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SEQUENOM, Inc.

Date: November 14, 2000                         /s/ Stephen L. Zaniboni
                                          By: _________________________________
                                                    Stephen L. Zaniboni
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)