Form 10-Q/A
period 2000-06-30
SEQUENOM INC
filed 2001-02-27
CIK 1076481

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-Q/A

                            (Amendment No. 1)

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   The number of shares of the Registrant's Common Stock outstanding as of February 22, 2001 was 24,325,806.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EXPLANATORY NOTE

   This Amendment No. 1 is being filed solely to re-file certain exhibits to the Form 10-Q in order to disclose certain portions of such exhibits as to which the Registrant had previously requested confidential treatment but as to which the Registrant no longer requests such confidential treatment. Portions of the exhibits that remain confidential and that have been omitted from this filing have been filed separately with the Securities and Exchange Commission.

                                 SEQUENOM, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------


 PART II - OTHER INFORMATION...........................................     1


 Item 6.  Exhibits and Reports on Form 8-K............................      1

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

   Exhibit
   Number  Description
   ------- -----------
   10.65*  Global Master Rental Agreement dated May 4, 2000 between Comdisco, and SEQUENOM, Inc.
   10.66+  Strategic Alliance Agreement dated May 3, 2000 between Genaissance
           Pharmaceuticals, Inc, and SEQUENOM, Inc
   10.67+  Purchase and License Agreement dated June 20, 2000 between Specialty
           Laboratories and SEQUENOM, Inc.
   10.68*  Settlement Agreement dated May 31, 2000 between Hubert Koster, and
           SEQUENOM, Inc.
   27.1*   Financial Data Schedule

--------

+ Confidential treatment has been requested with respect to certain portions of the Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*  Previously filed.

 (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SEQUENOM, Inc.

                                                /s/ Stephen L. Zaniboni
Date: February 26, 2001                   By: _________________________________
                                                    Stephen L. Zaniboni
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)