Form 10-K
period 2000-12-31
SEQUENOM INC
filed 2001-04-02
CIK 1076481

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

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
        (State or other jurisdiction                          (I.R.S. Employer
      or incorporation or organization)                     Identification No.)
           3595 John Hopkins Court
            San Diego, California                                  92121
  (Address of principal executive offices)                       (zip code)

      Registrant's telephone number, including area code: (858) 202-9000

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 2001 as reported on the Nasdaq National Market, was approximately $232,622,843. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 28, 2001, there were 24,346,174 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 10 (as to directors), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on June 1, 2001.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 SEQUENOM, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
                                     PART I

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................   18

 Item 3.  Legal Proceedings.............................................   18

 Item 4.  Submission of Matters to a Vote of Security Holders...........   18

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder    19
          Matters.......................................................

 Item 6.  Selected Financial Data.......................................   19

 Item 7.  Management's Discussion and Analysis of Financial Condition      21
          and Results of Operations.....................................

 Item 7a. Quantitative and Qualitative Disclosure of Market Risk........   24

 Item 8.  Financial Statements and Supplementary Data...................   26

 Item 9.  Changes in and Disagreements With Accountants on Accounting      26
          and Financial Disclosure......................................

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   27

 Item 11. Executive Compensation........................................   29

 Item 12. Security Ownership of Certain Beneficial Owners and              29
          Management....................................................

 Item 13. Certain Relationships and Related Transactions................   29

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form     30
          8-K...........................................................

 SIGNATURES..............................................................  33

                                    PART I

Item 1. Business

   All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding the Company's "expectations", "beliefs", "hopes", "intentions", "strategies" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. SEQUENOM expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in SEQUENOM's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

   SEQUENOM, MassARRAY, Industrial Genomics, SpectroCHIP, SpectroJET, MassEXTEND, BioMASS and SpectroTYPER are trademarks of SEQUENOM, Inc. This Form 10-K also refers to trade names and trademarks of other organizations.

Overview

   SEQUENOM is a leader in the worldwide effort to identify genes and genetic variations with significant impact on human health. Using our innovative technologies, information and scientific strategy, we are translating data generated from the Human Genome Project into medically important applications. Breaking through the significant limitations of traditional research that is narrowly focused on very small genetic regions for a specific disease, our MassARRAY technology enables the screening of virtually all human genes in relation to all diseases and in large numbers of individuals. The combination of our powerful technology and population genetics strategy is generating results that position us to quickly capture intellectual property to utilize in new genetics-based drugs, therapies and diagnostics.

Products

   From clinical diagnostics and optimized therapeutics to environmental and agriculatural testing, advances in genetic analysis will enhance many aspects of life. This mission requires a greater understanding of genetic variation and gene function. We have generated a suite of products to accelerate and improve each stage of genetic variation analysis, leading to the performance of large-scale and cost-effective genetic analysis projects using full genome screens in large populations.

   Our proprietary products and approaches include:

   Full Genome Screens. A full genome screen is the analysis of virtually all genes in the human genome in relation to a given disease--an enabling process for identifying and prioritizing disease genes and related drug targets. While other genetic approaches are generally restricted to relatively specific regions or a defined number of candidate genes, we examine all genes in the human genome in large numbers of individuals. This unique method generates a complete picture of genes and genetic markers associated with a given disease and ranks their order of importance. Full genome screens are possible through the performance advantages presented by the MassARRAY system, the automated SNP assay development process and our ability to analyze SNPs in sample pools. This capability provides us and our customers with a significant advantage in generating information and intellectual property related to genetic variations and genes that are associated to disease.

   The MassARRAY system. Our commercial launch of the MassARRAY system in late 1999 significantly advanced DNA analysis by introducing a technology that analyzes DNA molecules directly and with high specificity--a method that we have broadly patented. The MassARRAY system uses mass spectrometry and a miniaturized biochip, the SpectroCHIP, to analyze DNA molecules directly by measuring their specific mass, eliminating the need for labels or tags. High accuracy and high specificity enable automated large-scale assay design at a low cost, the analysis of SNPs in sample pools and high-throughput, highly accurate individual SNP analysis.

   SNP Assays. The first step in studying the potential utility of a genetic variation is to create a SNP assay, a robust, high throughput procedure for measuring this variation. Assay design has consistently been a bottleneck for a number of other genotyping technologies, requiring time-consuming individual assay optimization and subsequent analytical validation of each assay for robustness. In contrast, MassARRAY delivers highly specific results through the accuracy and precision of mass spectrometry, which enables us to use one universal set of assay conditions optimized for overall robustness. This fundamental advantage has allowed us to develop our technology for automated, precise assay development at a significantly reduced cost. As a result, we have generated the largest SNP assay portfolio in the industry. Each of these assays is a product used internally and by our customers to study genetic variation or as a diagnostic test for disease or predisposition.

   SNP Analysis in Sample Pools. The accuracy and precision of the MassARRAY system allows us to analyze pools of hundreds of DNA samples in a single reaction--a significant competitive advantage in terms of speed and cost for large-scale disease association studies. Other technologies must individually interrogate each SNP for every sample. We use SNP analysis in sample pools internally and in collaborations as a rapid method for screening SNPs within many people simultaneously in order to identify those SNPs with potential medical utility. Through sample pooling, we and our customers now have the ability to perform full genome screens.

   Population Genetics Approach. Internally, we employ a proprietary screening approach to identify disease associations that affect significant portions of the population. We accomplish this by analyzing the occurrence of genetic variations in a proprietary DNA bank of thousands of individuals representative of the North American population, one of the most ethnically diverse population in the world. Using our population genetics approach, we are identifying novel and proprietary candidate disease genes, which we intend to license to life science and pharmaceutical companies. We will also use this approach to prioritize candidate disease genes and genetic markers for our collaborators by determining the portion of the North American population potentially affected by the gene or marker in question.

Business Strategy

   We are pursuing a multi-tiered strategy to capture the value our technology creates:

   Sell MassARRAY systems and disposables and provide assay design services. During 2000, our technology became the genotyping method of choice for many of the top genomics institutions, with the leading contributors to the Human Genome Project employing MassARRAY, including the U.S. National Institutes of Health, the Whitehead Institute, The Sanger Centre and the German National Research Center for Environment and Health. Other MassARRAY customers include the National Cancer Institute, the US Department of Agriculture, Quest Diagnostics, Specialty Laboratories, the Genomics Institute of the Novartis Research Foundation, Gemini Genomics, Genaissance Pharmaceuticals, Hitachi, Nissei Sangyo, Japan's National Cancer Center Research Institute, the Korea Advanced Institute of Science and Technology, Integrated DNA Technologies, AgResearch Limited, Genetics Institute, Life Technologies, HiberGen Limited, Metabion and Boston University School of Medicine. The 22 system placements in the first year since our commercial product launch span across seven different countries. We have entered into an agreement with Hitachi to distribute MassARRAY systems and provide genotyping services in Asia. We will continue to sell MassARRAY systems, disposables, including our SpectroCHIP, and assay design services to companies and institutions with large-scale genotyping demands for genomics research, diagnotics, drug development and agricultural biotech.

   Commercialize validated SNP assays and SNP information with leading genomic, diagnostic and pharmacogenomic companies. We are forming collaborations with leading genomic entities, many of which are MassARRAY system customers, that have high value SNP portfolios and proprietary patient and control population DNA banks. Utilizing these resources, we develop assays, validate SNP candidates and screen SNPs in various ethnic and patient groups. In most collaborations, we retain rights to resulting discoveries that have diagnostic and/or therapeutic applications and intellectual property, including rights to royalties and revenue sharing from derived product sales and licensing. Collaborators to date include Incyte Genomics, Genomics Institute of the Novartis Research Foundation, GlaxoSmithKline, the University of Texas Southwestern Medical Center at Dallas, the National Institutes of Health, the National Cancer Institute, Gemini Genomics, the Public Health Research Institute, Methexis Genomics and the National Institute of Diabetes and Digestive and Kidney Diseases.

   Generate and capitalize on the validated medical utility of SNPs, genes and resulting drug targets for major human diseases. During the next two years, we will seek to identify a large number of gene-based SNPs that contribute to major human diseases. As we identify and validate the medical utility of SNPs and genes, we will seek to enter into agreements with life science and pharmaceutical companies to develop diagnostic and therapeutic products based on these discoveries. To date, we have filed patents on five novel genes with medical utility. Some discoveries will result from collaborations; others will result from our internal population genetics approach.

Market Opportunity

   The completion of the human genome sequence is the starting point in the race to discover the subset of genes and genetic variations involved in diseases. This fundamental knowledge is expected to cause a historical shift in the practice in medicine from treating symptoms to addressing the cause of an illness or disease state through genetic-based diagnostics and therapeutics. Classic hypothesis-driven research approaches have proven unsuccessful in unraveling the mysteries of the genome because they cannot cope with the magnitude and complexity of the entire human genome. Our technology and scientific strategies enable rapid and cost-effective identification of the subset of genes and genetic variations that impact human health.

Background

   Single nucleotide polymorphisms, or SNPs, are the most common type of genetic variation. SNPs are a change of position in a single letter of DNA text, such as replacing a G with a T in one location. Another common variation is the insertion or deletion of one or several letters. A third common variation is an increase or decrease in the length of simple repeating DNA sequences. All people carry these three kinds of variations. Some forms can result in disease, yet most are benign.

   Genetic Analysis or Genotyping. The process of determining the SNPs present in an individual is called genotyping. Some SNPs are a major cause of inherited diseases, while others are responsible for most individual differences, such as drug responsiveness. However, most SNPs are of no medical consequence. It is estimated that only one SNP in a thousand may be medically relevant to disease susceptibility or responsiveness to disease therapy. Capturing this information is both the challenge and opportunity in the genomics industry.

   Measuring SNP Allele Frequencies. A SNP is characterized as a specific position in the genome where the genetic code differs from person to person. Different genetic letters can be observed and these are referred to as different alleles. Usually only two options, or alleles, exist per SNP. A SNP allele frequency is the relative occurrence, expressed as a percentage, of each SNP allele in a given population.

   After a SNP is discovered, its potential relevance for human health must be validated by determining the regularity of the variation in different segments of the population. To identify the small subset of SNPs that contribute to human disease or are responsible for variations in drug responsiveness, billions of SNP measurements must be made and correlated with health and other physical and mental features of interest. SNPs with a validated medical utility are valuable for drug development and human medical diagnostics.

   SNPs in Human Healthcare. In the healthcare market, SNPs with validated medical utility can be used to determine disease predisposition, customize treatments based on an individual's genetic profile, and improve diagnostic testing and drug development. In short, genetic-based medicine should maximize drug efficacy, minimize side effects and ultimately improve the cost and benefit ratio in healthcare.

   Pharmaceutical companies can use SNP analysis to determine which SNPs have a significant impact on a given population. They may also design clinical trials to test candidate drugs on targeted individuals with specific genotypes, thereby potentially improving results, reducing costs, and permitting more accurate safety predictions for a drug. SNP analysis should also allow pharmaceutical companies to re-evaluate and modify previously failed or ineffective drugs by targeting or excluding specific patient populations.

Intellectual Property

   To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.

   We have implemented an aggressive patent strategy designed to provide us with freedom to operate and facilitate commercialization of our current and future products. Focusing on a global economy, our patent portfolio reflects our transatlantic nature and includes 60 pending patent applications in the United States and corresponding international and foreign filings in major industrial nations. We currently own 18 and license six issued patents in the United States, and we have received notices of allowances for 15 additional patent applications. We also own four foreign issued patents.

   Generally, US patents have a term of 17 years from the date of issue for patents issued from applications filed with the US Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our issued United States patents will expire between 2013 and 2017. Our success depends to a significant degree upon our ability to develop proprietary products and technologies and identify useful genetic markers. These genetic markers may play a crucial role in the diagnosis and treatment of disease. We intend to continue to file patent applications as we develop new products and genotyping technologies. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of molecular biology of interest to us. As a result, there can be no assurance that patents will issue from any of our patent applications or from applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or declared unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States and Canada. In view of these factors, our intellectual property positions bear some degree of uncertainty.

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

Competition

   We face competition among various entities offering SNP validation platforms and entities attempting to identify genes associated with specific diseases and develop products, services, and intellectual property from these discoveries.

   Several companies also compete with us by utilizing their technologies in the effort to determine the medical utility of SNPs and genes. These include Affymetrix, Inc. through its newly formed Perlegen Sciences subsidiary, Celera Genomics Group, Curagen, Human Genome Science, deCODE Genetics Inc., Incyte Genomics, Myriad Genetics and others. Technologies predominantly used by our competitors include gene sequencing, gene sequence variation detection, gene expression analysis, linkage analysis, gene mapping, knockout techniques, homology searches and others.

   In the SNP genotyping marketplace, MassARRAY competes with alternative technology platforms which differ in the areas of sample amplification, analysis process, sample separation or SNP detection, most of which are based on indirect detection of the molecule by hybridization and/or labeling. Such technologies are offered by: Aclara BioSciences, Affymetrix, Inc., Amersham Pharmacia Biotech, Applied Biosystems Group, Caliper Technologies Corporation, Genometrix, Hyseq, Inc., Illumina, Inc., Luminex Corporation, Nanogen, Inc., Orchid BioSciences, Inc., Protogene Laboratories, Inc., Pyrosequencing AB, Third Wave Technologies, Inc., Variagenics, Inc., Visible Genetics, Inc. and others.

Strategic Collaboration and License Agreements

   We enter into various arrangements with corporate partners, licensors, licensees and others, as a part of our strategy for the research, development, commercialization and distribution of some of our products. The success of these agreements is dependent upon the parties' performance of their obligations as expected. It is uncertain if any revenue will be derived from any of the arrangements. If products are successfully developed under some of our existing arrangements, royalties will be payable by us on sales of products which incorporate licensed technology. As of December 31, 2000, we have not sold any products that incorporate licensed technology.

Incyte Genomics, Inc.

   In September 2000 we entered into a collaboration with Incyte Genomics to validate in silico SNPs identified by Incyte. Incyte has licensed the SNPs from the LifeSeq Gold database to us for validation. In return we are using our proprietary MassARRAY technology to develop and validate assays, which we will sell to genetic researchers worldwide. We will also provide Incyte with information developed from SNP association studies using Incyte's SNPs and our reference human DNA bank for inclusion in Incyte's LifeSeq group of databases. We will jointly commercialize the resulting intellectual property and expect to form partnership programs for downstream product development. This agreement is in effect until termination by either party.

Hitachi Ltd.

   In December 2000 we entered into an alliance with Hitachi, Ltd. to distribute MassARRAY systems and provide genotyping services in Japan. Hitachi's subsidiary Nissei Sangyo Co. Ltd. will become the exclusive distributor of MassARRAY systems and consumables in the Japanese market. In addition, Hitachi's Life Science

Group is establishing a high throughput genotyping facility using MassARRAY technology and our automated assay design bioinformatics.

Integrated DNA Technologies, Inc. (IDT)

   In August 2000, we entered into an agreement with IDT under which we purchase oligonnucleotides at a discount and secures a dedicated and reliable source for both us and our customers. In connection with this agreement, we sold IDT two MassARRAY systems that are used for ultra high throughput Quality Control method for IDT's high volume oligonucleotide production process.

Dr. Franz Hillenkamp

   In January 1999 we entered into a license agreement with Dr. Franz Hillenkamp, a member of our scientific advisory board, under which Dr. Hillenkamp granted us licenses to specified present and future patents in exchange for royalty payments. We agreed to refund all of Dr. Hillenkamp's expenses that he had incurred or will incur in connection with applying for, maintaining and defending the licensed patents. This agreement terminates at the end of the tenth calendar year after the first calendar year for which licenses are paid.

Bruker-Franzen Analytik GmbH

   In November 1997 we entered into a collaboration agreement with Bruker-Franzen Analytik GmbH under which we cooperate in the manufacture, marketing and customer service of a product designed for the exclusive processing of our SpectroCHIPs under a joint Bruker-Franzen-Sequenom label. Under the agreement, Bruker-Franzen designs, manufactures and supplies the product to the market. We provide nucleic acid analysis services to customers and to corporate partners using our MassARRAY system and develop, manufacture and market SpectroCHIPs for various applications. Either party may terminate this agreement upon 12 months' notice.

Research and Development

   We believe that substantial investment in research and development is essential to obtaining a long-term competitive position as a leading provider of genotyping and assay design services. Our basic research efforts are focused on expanding the applications of our MassARRAY technology, developing related new technologies and expanding our SNP assay portfolio. During 2000, our research and development resources were focused primarily on the research activities associated with strategic collaborative agreements, such as our agreement with Incyte, validation of products under development, and potential improvements to our existing products. Our research and development expenses for the years ended December 31, 2000, 1999 and 1998, were $19.2 million, $10.3 million and $6.2 million, respectively.

Government Regulation

   Our research and development activities involve the controlled use of hazardous materials and chemicals. As a result, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and chemicals, as well as certain waste products.

   Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by us or our corporate partners, collaborators or licensees. At the present time, we do not intend to develop any pharmaceutical products ourselves. Our collaborative agreements provide for the payment to us of royalties, or revenue sharing, on any pharmaceutical products developed by our collaborators derived from use of our proprietary technologies or information. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues. Pharmaceutical products developed by licensees will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous testing and other approval procedures by the United States Food and Drug

Administration in the United States and similar health authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. Obtaining these approvals and the subsequent compliance with these regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any approvals will be granted on a timely basis, if at all. Any such delay in obtaining or failure to obtain such approvals could adversely affect our ability to earn royalties or other license-based fees, or share revenues. Current governmental regulations may change as a result of future legislation or administrative action and cannot be predicted.

Scientific Advisory Board

   We have established a scientific advisory board made up of leading scholars in the field of mass spectrometry, molecular medicine, proteonomics and molecular microbiology. Members of our scientific advisory board consult with us on matters relating to the development of our products described elsewhere in this Annual Report on Form 10-K. Members of our Scientific Advisory Board are reimbursed for the reasonable expenses of attending meetings of the scientific advisory board. Some of the members may also receive options to purchase shares of our common stock. The members of the scientific advisory board are as follows:

   Advisor                                      Institution
   -------                                      -----------
   Charles R. Cantor, PhD,
    Chairman                SEQUENOM, Inc.
   Robert Cotter, PhD       Johns Hopkins University School of Medicine
   Lindsay Farrer, PhD      Boston University School of Medicine
   Catherine Fenselau, PhD  University of Maryland
   Chris Sander, PhD        Whitehead Institute, MIT Center for Genome Research
   Ulf Goebel, PhD          Charite University Clinic, Berlin, Germany
   Franz Hillenkamp, PhD    University of Munster, Germany
   R. Sanders Williams,
    M.D.                    UT Southwestern Medical Center
   Ulf Landegren, PhD       Rudbeck Laboratory, Sweden
   Peter Roepstorff, PhD    University of Odense, Denmark
   Charlie Sing, PhD        University of Michigan

Employees

   As of February 28, 2001, we employed 198 persons, of whom 53 hold PhD or MD degrees and 21 hold other advanced degrees. Approximately 110 employees are engaged in research and development, 39 in business development, customer support and sales and marketing, 12 in manufacturing and 37 in intellectual property, finance and other administrative functions. None of our employees are covered by a collective bargaining agreement. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

                            RISKS AND UNCERTAINTIES

   The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this Annual Report on Form 10-K in evaluating our business and our prospects.

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

   We have experienced significant operating losses in each period since inception, and we expect these losses to continue. It is uncertain when, if ever, we will become profitable. As of December 31, 2000, our accumulated deficit was $76.4 million. Our losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. These costs have exceeded revenues and interest income in each period since inception. We have generated revenues principally from MassARRAY system and disposable sales and government research grants. We expect to incur increasing operating losses as a result of expenses associated with production, marketing and sales, research and product development and selling, general and administrative costs.

Our operating results may fluctuate significantly.

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

  .  the cost and timing of our adoption of new technologies; and

  . the cost, quality and availability of oligonucleotides, tissue samples, reagents and related components and technologies.

   In particular, our revenues and operating results are unpredictable because the sales cycle for our MassARRAY and service products is lengthy. Our revenues and operating results depend, in part, primarily on the number and timing of MassARRAY system placements that we make during the quarter and the duration of revenue generating license agreements and collaborative programs with partners. We expect to recognize a substantial portion of our quarterly revenues in the last month of a quarter, with a concentration of these revenues in the last weeks or days of the third month. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of our future revenues. Any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter to quarter and could result in increased operating losses.

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

   A decline in the demand for MassARRAY Systems would reduce our total revenues and harm our business. We expect that the MassARRAY system will continue to account for a substantial portion of our total revenues for the foreseeable future. The following factors may reduce the demand for MassARRAY systems:

  .  competition from other products;

  .  failure of SNPs to demonstrate medical relevance;

  .  negative publicity or evaluation; or

  .  intellectual property claims or litigation.

If we are unable to obtain additional funds, we would have to reduce or cease operations, attempt to sell some or all of our operations or merge with another entity.

   Based on our current plans, we believe our existing cash, cash equivalents and short-term investments, together with the net proceeds of this offering, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

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

  . regulatory changes and competition and technological developments in the market; and

  .  the level of our expenses associated with litigation.

   If we require additional funds and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products and services, sell some or all of our technology or assets or merge with another entity. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be diluted.

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

   We are currently planning on expanding our business to run multiple assays and validate SNPs at our facilities for some of our customers. To do this, we recently leased additional facilities, and will need to purchase equipment and hire additional personnel. If we are unable to successfully implement or manage an expanded business, or are delayed in doing so, our relationships with our customers may be harmed.

We and our collaborative partners may not be successful in developing or commercializing therapeutic, diagnostic or other products using our products or services.

   Development of therapeutic, diagnostic and other products based on our discoveries and/or our collaborative partners' discoveries will also be subject to other risks of failure inherent in their development or commercial viability. These risks include the possibility that any such products will:

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

   If a partner or we discover therapeutic, diagnostic or other products using our products or services, we may rely on that partner for product development, regulatory approval, manufacturing and marketing of those products before we can realize some of the milestone payments, royalties and other payments we may be entitled to under the terms of our collaboration agreements. Our collaboration agreements typically allow the partner significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products. As a result, we cannot be certain that our collaborators will choose to develop or commercialize any products or will be successful in doing so. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition or changes its business focus, its performance in its agreement with us may suffer and, as a result, we may not generate any revenues from the royalty, milestone and similar payment provisions of our agreement with that collaborator.

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

   Our business strategy includes the development of assays in collaboration with customers, and we intend to obtain commercialization rights to those assays. If we are unable to obtain rights to those assays, our revenue and profitability could be reduced. To date, we have initiated limited activities towards the exploitation of any commercialization rights or products developed in collaboration with third parties. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain.

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

   The ramp-up rate of genotyping by customers could be less than originally projected by those customers. Sample preparation, the extraction of DNA from biological material, is time consuming. Assay design can also be time consuming if a customer chooses not to use our service or products for automated assay design. These items and other unforeseeable items may result in MassARRAY system customers not being able to use our system to its full capacity. In addition, customers may not purchase sufficient quantities of disposables for us to become profitable.

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

We are highly dependent on our Board of Directors and principal members of our management and scientific staff, the loss of whom would impair our ability to compete.

   The loss of the services of any of these persons could delay or reduce our product development and commercialization efforts. In addition, we will require additional personnel in the areas of scientific research, diagnostic testing, manufacturing and marketing. We may not be able to attract and retain qualified personnel at the Board of Directors level or any management level, which could seriously harm our business, financial condition and results of operations.

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

   Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. In addition, others may develop products for use in the MassARRAY system in violation of our patents that could reduce sales of disposables. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market.

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

   We may be sued for infringing on the patent rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement.

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

Because our products currently depend on components licensed or supplied from third parties, our breach of any of the terms of these licenses or supply agreements could result in our loss of access to these components and could delay or suspend our commercialization efforts.

   We have acquired or licensed components of our technology from third parties. Our failure to maintain the right to use these components could seriously harm our business, financial condition and results of operations. In addition, changes to or termination of our agreements with these third parties could result in the loss of access to these aspects of our technology and could delay or suspend our commercialization efforts.

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

   We have relationships with scientists and consultants at academic and other institutions who conduct research at our request. Our existing relationships may not be successful. These researchers are not employed by us and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to work on our projects. As a result, we have limited control over their activities and, except as otherwise required by our agreements with these persons, can expect only limited amounts of their time to be dedicated to our projects. Our ability to make new discoveries and to commercialize products based on those discoveries may depend in part on continued arrangements with researchers at academic and other institutions. We may not be able to negotiate acceptable arrangements with academic or other institutions or individuals.

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

  .  potentially adverse tax consequences;

  . the burden of complying with a wide variety of complex foreign laws and treaties; and

  . different rules, regulations, and policies governing intellectual property protection and enforcement.

   Our international operations are also be subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether tariffs or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.

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

   Our business exposes us to potential product liability claims that are inherent in the life science field. Any product liability claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

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

   The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Item 2. Properties

   We are headquartered in San Diego with a wholly-owned subsidiary in Hamburg, Germany and an office in Sudbury, Massachusetts. Collectively we lease approximately 154,000 square feet of space in five buildings under leases that expire from November 2001 to March 2014. Three buildings totaling approximately 134,000 square feet are located in San Diego, California, and house our selling, general and administrative offices, research and development facilities and manufacturing operations. We lease a 15,000 square foot facility in Hamburg, Germany to support sales and distribution in Europe and an approximately 5,500 square foot facility in Sudbury, Massachusetts to support sales and customer support on the East Coast of the United States. We believe these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   (a) The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market (the "NNM") under the symbol "SQNM". The following tables set forth the high and low sale prices, for the Company's common stock as reported on the NNM for the period indicated commencing on January 31, 2000, the date the initial public offering price was determined.

                                                                High    Low
                                                               ------- ------
     First Quarter, commencing on January 31, 2000 through
      March 31, 2000.......................................... $191.25 $26.00
     Second Quarter...........................................   52.56  17.00
     Third Quarter............................................   50.00  24.00
     Fourth Quarter...........................................   45.50  12.13

   There were approximately 162 holders of record of our common stock as of December 31, 2000. The Company has not paid any cash dividends to date and does not anticipate any being paid in the foreseeable future.

   (b) On January 31, 2000, the Company's Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred through December 31, 2000 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million. Total offering expenses of approximately $12.9 million resulted in net offering proceeds to the Company of approximately $144.1 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through December 31, 2000, approximately $3.6 million has been used to payoff long-term and other debt, approximately $5.8 million to purchase equipment and improve leaseholds and approximately $29.0 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products, expansion of facilities and expenses for filing and pursing patent applications. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 6. Selected Financial Data

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to such statements and "Management's discussion and analysis of financial condition and results of operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999, are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

   The pro forma net loss per share is calculated as if our convertible preferred stock and 4.0 million German deutsche mark long-term debt owed to a German government agency as of January 31, 2000, both of which converted into common stock upon the closing of our initial public offering in February 2000, were converted into shares of our common stock on the date of their issuance.

                                         Years ended December 31,
                                ----------------------------------------------
                                  2000      1999      1998     1997     1996
                                --------  --------  --------  -------  -------
                                  (In thousands, except per share data)
Consolidated statements of
 operations data
Revenues:
  Product...................... $  8,253  $    --   $    --   $   --   $   --
  Services.....................    1,447       --        --       --       --
  Research and development
   grants......................      337       179       351      527      893
                                --------  --------  --------  -------  -------
    Total revenues.............   10,037       179       351      527      893
Costs and expenses:
  Cost of product revenue......    5,844       --        --       --       --
  Research and development.....   19,163    10,291     6,188    3,532    3,136
  Selling, general and
   administrative..............   18,492     8,239     4,218    1,861    1,032
  Amortization of deferred
   stock compensation..........    3,741     4,376       --       --       --
                                --------  --------  --------  -------  -------
    Total costs and expenses...   47,240    22,906    10,406    5,393    4,168
                                --------  --------  --------  -------  -------
Loss from operations...........  (37,203)  (22,727)  (10,055)  (4,866)  (3,275)
Other income (expense):
  Interest income..............    8,925     1,578       397       57       73
  Interest expense.............   (4,683)     (790)     (613)    (308)    (275)
  Other income, net............       75       169       --       --       --
                                --------  --------  --------  -------  -------
    Net loss................... $(32,886) $(21,770) $(10,271) $(5,117) $(3,477)
                                ========  ========  ========  =======  =======
Net loss per share, basic and
 diluted....................... $  (1.46) $ (26.23) $ (33.33) $(22.62) $(23.45)
Shares used in computing net
 loss per share, basic and
 diluted.......................   22,454       830       308      226      148
Pro forma net loss per share,
 basic and diluted(1).......... $  (1.39)
Shares used in computing pro
 forma net loss per share,
 basic and diluted(1)..........   23,711

                                                 As of December 31,
                                       ---------------------------------------
                                         2000    1999    1998    1997    1996
                                       -------- ------- ------- ------  ------
Consolidated balance sheet data
Cash, cash equivalents and short-term
 investments.........................  $138,424 $21,616 $28,497 $  833  $1,326
Working capital......................   134,519  18,518  26,014   (125)    820
Total assets.........................   166,262  29,753  32,777  2,273   2,714
Total long-term obligations..........     1,827   7,326   7,408  3,772   2,872
Total stockholders' equity
 (deficit)...........................   144,939  17,539  22,635 (2,747) (1,206)

- --------
(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-
K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Risk and Uncertainties" and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

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

   We sold our first product, the MassARRAY system, in January 2000. Through December 31, 2000, we have commercially placed a total of 22 systems with leading companies and institutions. We currently sell our products to genomics, pharmacogenomics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through December 31, 2000, our product revenues consisted of revenues from both the sale of MassARRAY systems and the sale of MassARRAY kits. MassARRAY kits are used in the operation of the MassARRAY system. Our service revenues consisted of SNP validation services, with revenue recognized as phases of the projects were completed. We anticipate that revenues from our collaborations with third parties will become an increasingly important component of our service revenues in the future. Prior to January 1, 2000, our revenues had been solely from research grants.

   Since our inception, we have incurred significant losses. As of December 31, 2000, we had an accumulated deficit of $76.4 million. Prior to January 1, 2000, our expenses consisted primarily of costs incurred in research and development, production scale-up, business development and from general and administrative costs associated with our operations. With our first commercial revenues, we began incurring cost of product revenues and significantly increased our sales and marketing expenses. Cost of product revenues includes the materials, labor and overhead expenses related to the production of and assembly of our products. We expect to incur losses for the foreseeable future, and expect all expenses to increase, as we expand development and commercialization of new information-based products, establish a high throughput genotyping center, and fully implement our SNP validation business strategies. Our planned move from our current facilities in San Diego to expanded facilities in San Diego in March 2001 will also add to our expenses, as the cost of exiting the current building will approximate $1.0 million and will be expensed during 2001.

Results of Operations

Years ended December 31, 2000, 1999 and 1998

 Revenues

   Total revenues increased to approximately $10.0 million in 2000, from approximately $179,000 in 1999 and approximately $351,000 in 1998. All revenues in the years prior to 2000 resulted from research and development grants. Product revenues were $8.3 million for the year ended December 31, 2000. These revenues were derived from the sale of MassARRAY systems and disposable kits containing our proprietary SpectroCHIP. During the year 2000, we sold 22 of our MassARRAY systems and sold our disposables to those that used our system. Service revenues were approximately $1.5 million for the year ended December 31, 2000. These service revenues consisted of completion of significant phases in SNP validation projects.

 Research and development expenses

   Research and development expenses increased to $19.2 million in 2000 from $10.3 million in 1999 and $6.2 million in 1998. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to improvements of our existing products and validation of products under development. During 2000, our research and development resources were focused primarily on the research activities associated with strategic collaborative agreements, such as our agreement with Incyte, validation of products under development, and potential improvements to our existing products. The $8.9 million increase from 1999 to 2000 consisted of approximately $4.0 million in materials and other costs related to research and development of products and services and collaborative agreements, approximately $3.6 million from increased personnel expenses associated with additional research and development personnel and a $1.3 million charge related to forgiveness of loans granted to research and development executives in connection with the exercise of stock options. The $4.1 million increase from 1998 to 1999 resulted from the expansion of our research and development efforts and was comprised of a $2.3 million increase in salaries and related personnel costs, additional material costs of $1.2 million and approximately $600,000 of additional costs directly related to the scale-up of manufacturing for our SpectoCHIPs.

 Selling, general and administrative expenses

   Selling, general and administrative expenses increased to $18.5 million in 2000 from $8.2 million in 1999 and $4.2 million in 1998. These expenses consist primarily of salaries and related costs for executive, sales and marketing, and other administrative personnel, general and patent related legal expenses, and business development, customer support and sales and marketing expenses. Approximately $4.2 million of the $10.3 million increase from 1999 to 2000 resulted from charges related to the February 2000 forgiveness of loans granted to executives in 1999 in connection with the exercise of stock options, the transition of Dr. Koster from President and Chief Executive Officer to Vice Chairman of the Board of Directors in the second quarter of 2000, and Dr. Koster's resignation from the Board of Directors in the fourth quarter of 2000. The remaining increase consisted of approximately $4.5 million from the expansion of our sales, marketing, business development and customer support teams to support the commercialization of our products, approximately $1.2 million in additional expenses associated with our expanded facilities and other general expenses related to the overall expansion of our operations, and approximately $400,000 in additional insurance and general legal costs as a result of becoming a publicly traded company. The $4.0 million increase from 1998 to 1999 consisted of $1.3 million for salaries and related personnel costs for additional administrative personnel, approximately $800,000 from expenses related to the increase in filing and pursuing patent applications, and $1.9 million attributable to general expenses associated with the overall expansion of our operations.

 Amortization of deferred stock-based compensation

   Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the year ended December 31, 2000, we recorded amortization of deferred stock compensation totaling $3.8 million, compared to $4.4 million in 1999.

The 1999 amount included $1.6 million related to a remeasurement of options originally granted to Dr. Koster in 1997. These amounts are being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows: $939,000 during 2001, $432,000 during 2002, and $187,000 during 2003.

 Interest income

   Interest income increased to approximately $8.9 million in 2000 from approximately $1.6 million in 1999, and approximately $397,000 in 1998. The increase from 1999 to 2000 resulted from higher average balances of cash and cash equivalents and short-term investments in 2000, from the investment of our February 2000 IPO proceeds of approximately $144.1 million. The increase from 1998 to 1999 resulted from higher average balances of cash and cash equivalents and short-term investments in 1999 from the investment of the proceeds from the sale of Series D convertible preferred stock in December 1998 and the first quarter of 1999.

 Interest expense

   Interest expense increased to approximately $4.7 million in 2000, from approximately $790,000 in 1999, and from approximately $613,000 in 1998. The $4.7 million is comprised of approximately $4.8 million of non-cash interest expense recorded upon conversion of debt of $2.2 million (4.0 million German deutsche marks exchanged at a rate of 1.84 deutsche marks per 1 US dollar) into common stock and approximately $300,000 of interest related to capital lease obligations, offset in part by approximately $400,000 of a non-cash gain recorded upon issuance of common stock to extinguish long-term interest payable. Interest expense increased from 1998 to 1999 due to higher average borrowing under a capital lease arrangement.

 Income taxes

   As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $60.1 million and $25.8 million, respectively. We also have federal and state research and development tax credit carryforwards of approximately $1.2 million and $894,000, respectively, and German net operating loss carryforwards of approximately $9.8 million. The research and development tax credit carryforwards will begin to expire in 2010, unless previously utilized. The federal and state net operating loss and credit carryforwards will begin to expire in 2000 and 2008, respectively. The German net operating losses may be carried forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 388, our net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50%, which occurred during 1998 and also in connection with our initial public offering in February 2000. However, we do not believe these limitations will materially impact the use of the net operating loss and credit carryforwards.

 Liquidity and capital resources

   In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million. Prior to our IPO, we funded our operations with $55.6 million of private equity financings, $6.0 million in loans and convertible loans and $2.2 million from equipment financing arrangements. At December 31, 2000, cash, cash equivalents and short-term investments totaled $138.4 million compared to $21.6 million at December 31, 1999. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

   Cash used in operations for the year ended December 31, 2000 was $21.0 million compared with $14.7 million for the same period in 1999. A net loss of $32.9 million in 2000 was partially offset by non-cash charges of $3.7 million for amortization of deferred compensation, $3.7 million for depreciation and amortization expense, $3.8 million of loan forgiveness, $1.0 million related to remeasurment of stock options, and an increase of $19.8 million in inventories, accounts receivable and other assets. Investing activities, other than the changes in our short-term investments, consumed $5.8 million in cash during 2000 due to expenditures for leasehold improvements and laboratory equipment.

   Cash provided by financing activities was $143.6 million for the year ended December 31, 2000 compared to $12.6 million for the same period in 1999. Financing activities included the receipt of net proceeds of $144.1 million from the sale of common stock in our initial public offering during the year ended December 31, 2000 and $11.8 million from the sale of preferred stock to investors in the same period in 1999.

   Working capital increased to $134.5 million at December 31, 2000 from $18.5 million at December 31, 1999. The increase in working capital was due to the IPO net proceeds, partially offset by our use of cash in operations.

   As of December 31, 2000, we had an aggregate of $2.0 million in future obligations of principal payments under capital leases, of which $1.0 million will be repaid within the next year. We used approximately $3.1 million of the proceeds of our initial public offering for the repayment of long-term bank debt in 2000.

   We believe our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

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

   We have a $25.0 million bank line of credit, all of which is available for borrowing. In addition, we have established an $8.0 million capital equipment financing agreement, $7.0 million of which was available for utilization at December 31, 2000. We have no commitments for any additional financings. If additional funds are required and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

 Short-term investments

   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

 Long-term debt

   Our long-term debt as of December 31, 1999 was denominated in German deutsche marks. We converted approximately half of this debt into common stock upon the closing of our initial public offering in February 2000, and repaid the rest of this debt in cash from the proceeds of the initial public offering. Increases in value of the German deutsche mark relative to the US dollar before the conversion resulted in a translation loss of approximately $200,000 through the date of the conversion and repayment.

 Foreign currency rate fluctuations

   The functional currency for our German subsidiary is the deutsche mark. The German subsidiary's accounts are translated from the German deutsche mark to the US dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our German subsidiary conducts its business with customers in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiaries or transactions with our European customers. The net liabilities of our German subsidiary totaled $4.8 million at December 31, 2000. A 1% decrease in the value of the German deutsche mark relative to the US dollar would result in an approximately $23,000 unrealized foreign translation loss.

 Inflation

   We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

 Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative--which focused on freestanding contracts such as options and forwards, including futures and swaps--expanding it to include embedded derivatives and many commodity contracts. Under the statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt SFAS No. 133 effective January 1, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a material impact on our financial position or results of operations, as we do not own or utilize derivative instruments or engage in hedging activities.

   In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe our revenue recognition has complied with SAB 101 since our inception.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 became effective July 1, 2000, but certain conclusions covered specific events that occured after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not have a material impact on the Company's financial statements.

Item 8. Financial Statements and Supplementary Data

   Refer to the Index to the Financial Statements on Page F-l of the Financial Report included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

   Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year for our 2001 Annual Meeting of Stockholders to be held on June 1, 2001 (the "Proxy Statement"), and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

   The directors and executive officers of the Company, their positions with the Company and ages as of December 31, 2000 are as follows:

             Name            Age                     Position
             ----            ---                     --------
   Executive Officers &
    Directors
   Antonius Schuh, PhD.....   37 President, Chief Executive Officer and Director
   Charles R. Cantor, PhD..   58 Chief Scientific Officer and Director
   Stephen L. Zaniboni.....   43 Senior Vice President and Chief Financial Officer
   Delbert F. Foit, Jr.....   54 Chief Operating Officer
   Andreas Braun, PhD, MD..   45 Chief Medical Officer
   Karsten Schmidt, PhD....   39 Managing Director, SEQUENOM GmbH
   Helmut Schuhsler,
    PhD(1)(2)..............   40 Chairman of the Board of Directors
   Ernst-Gunter Afting,
    PhD, MD(2).............   58 Director
   John E. Lucas(1)(2).....   69 Director

- --------
(1) Member of the compensation committee.

(2) Member of the audit committee.

   Antonius Schuh, PhD Dr. Schuh was appointed President, Chief Executive Officer and a member of our board of directors in May 2000. Dr. Schuh joined our German subsidiary as Managing Director in December 1996 and was promoted to Executive Vice President, Business Development and Marketing, in 1998 when he moved to our headquarters in San Diego, California. From 1993 until joining us, Dr. Schuh was with Helm AG, an international pharma/chemical trading and distribution corporation. While at Helm AG, he established and headed the Pharma Business Development Group and the associated technical and regulatory affairs department. Prior to that, from 1992 to 1993, he was with Fisons Pharmaceuticals. Dr. Schuh earned his PhD in pharmaceutical chemistry from the University of Bonn, in Germany.

   Charles R. Cantor, PhD Dr. Cantor joined us as our Chief Scientific Officer and Chairman of our scientific advisory board in August 1998. In May 2000, Dr. Cantor was appointed to our board of directors. From 1992 until joining us, Dr. Cantor served as the chair of, and as a professor in, the department of biomedical engineering, and Director of the Center for Advanced Biotechnology, at Boston University. Prior to that time, Dr. Cantor held positions at Columbia University and the University of California, Berkeley. He was also Director of the Human Genome Center of the Department of Energy at Lawrence Berkeley Laboratory. Dr. Cantor published the first textbook on genomics: The Science and Technology of the Human Genome Project and remains active in the Human Genome Project through his membership in a number of the project's advisory committees and review boards. He is a scientific advisor to 10 biotech and life science companies and two venture capital firms. He is also a member of the National Academy of Sciences. Dr. Cantor earned his PhD from the University of California, Berkeley.

   Stephen L. Zaniboni Mr. Zaniboni joined us as our Senior Vice President and Chief Financial Officer in April 1997. From 1994 until joining us, Mr. Zaniboni served as Vice President, Finance for Aspect Medical Systems, Inc. Prior to joining Aspect, Mr. Zaniboni was Corporate Controller for Behring Diagnostics from 1988 to 1994 where he implemented financial systems during a dramatic growth period. Before joining Behring, he held various financial management positions at Boston Scientific Corp. Mr. Zaniboni began his career with Arthur Andersen & Co. He earned his MBA from Boston College and he is a Certified Public Accountant.

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

   Karsten Schmidt, PhD Dr. Schmidt joined our German subsidiary as Director, Business Development in January 1999 and was appointed as Managing Director in May of 1999. From 1996 until joining us, Dr. Schmidt served in a senior management position at Rhone-Poulenc Rorer, Germany, where he was responsible for all drug regulatory affairs for asthma and allergies. From 1994 to 1996, Mr. Schmidt served as a manager in charge of regulatory affairs, for Fisons Araneimittel, GmbH. As a member of the International Pharmaceutical Aerosol Consortium, Dr. Schmidt was involved in the joint activities of five prominent pharmaceutical companies in this field to develop inhaled asthma therapies with ozone-friendly propellants. Dr. Schmidt is a trained pharmacist and has a broad scientific background in biochemistry and molecular biology and is a member of the board of directors for Bergen Group, Management Consultants AG. Dr. Schmidt earned his PhD in pharmaceutical biology from the University of Bonn.

   Helmut Schuhsler, PhD Dr. Schuhsler joined us as the Chairman of our Board of Directors in 1996. Since 1998, Dr. Schuhsler has served as a managing partner at TVM Techno Venture Management, a German and U.S. venture capital firm. He has been with TVM since 1990 and has been responsible for over 25 healthcare investments of the firm. He is currently a Director of several biotechnology and instrumentation companies, including Medigene AG and GPC Biotech. Dr. Schuhsler earned a PhD in the Social and Economic Sciences from the University of Economics in Vienna.

   Ernst-Gunter Afting, PhD, MD Dr. Afting joined us as a Director in 1996. Since 1995, Dr. Afting has served as President of the National Research Center for Environment and Health, GSF, a governmental science research center in Munich. From 1993 to 1995, he served as President and Chief Executive Officer of Roussel UCLAF, Paris. He also headed the pharmaceutical division of Hoechst Group and was Chairman of the Divisional Pharmaceutical Board of Hoechst. He was a member of the advisory committee on Science and Technology to the German Chancellor Kohl from 1996 to 1997 and since 1996 has been a member of the German National Advisory Committee on Health Research to the State Secretaries of Science, Technology and Health. Dr. Afting also is a director of publicly traded Titan, Inc. and Medigene AG. Dr. Afting has been a member of the medical faculty at the University of Goettingen since 1985. He earned a PhD and an MD in Chemistry from the University of Freiburg/Breisgau.

   John E. Lucas Mr. Lucas joined us as a Director in 1998. Mr. Lucas currently serves as Chairman and CEO of EpiCept Corporation which develops topical pain control products. From 1994 to 1996, he was Founder, President and CEO of American Scientific Resources, Inc. From 1991 to 1994, he held the positions of President, CEO and Chairman at Oxigene, Inc. and held similar positions from 1963 to 1991 at Luconex, Mast ImmunoSystems, Xoma, Millipore Ventures, Chemetrics and Oxford Laboratories. Mr. Lucas serves as a Director of VitaResc AG and EpiCept Corporation. Mr. Lucas earned an MBA from Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

   Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the information in the section entitled "Compensation of Executive Officers and Directors" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the information in the section entitled "Stock Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) Financial Statements

   The financial statements of the Company are included herein as required under Item 8 of this annual report on Form 10-K. See Index to Financial Statements on page F-l.

   (2) Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts. The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

   (3) Exhibits

   The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

   (b) Reports on Form 8-K

   We did not file any reports on Form 8-K in the quarter ended December 31, 2000.

 Exhibit
  Number                         Description of Document
 -------                         -----------------------
  3.1(1)  Amended and Restated Certificate of Incorporation of the Registrant

  3.2(1)  Bylaws of Registrant, as amended.

  4.1(1)  Specimen common stock certificate.

 10.1(1) Form of Warrant Agreement between the Registrant and holders of the Series C Preferred Stock warrants.

 10.2(1)  Amended and Restated Registration Rights Agreement, dated December
           21, 1998.

 10.3(1)* Collaboration Agreement, dated November 24, 1997, between the
           Registrant and Bruker-Franzen Analytik, GmbH.

 10.4(1)* Contractual Agreement, dated October 1, 1998, between the Registrant and GeSIM.

 10.5(1)* License Agreement, dated January 14, 1999, and Addendum to License
           Agreement and Patent Assignment, dated September 29, 1999, between the Registrant and Franz Hillenkamp.

 10.6(1)* Supply Agreement, dated April 1, 1999, between the Registrant and
           Tactical Fabs, Inc.

 10.7(1)* Specific Cooperative Research Agreement No. 58-5438-9-120, dated June
           15, 1999, between the Registrant and U.S. Department of Agriculture
           (US Meat Animal Research Center).

 10.8(1)* OEM Supply Agreement, dated June 24, 1999, between the Registrant and
           Beckman Coulter.

 10.9(1)* Cooperative Research and Development Agreement, dated September 17,
           1999, between the Registrant and Public Health Service.

 10.10(1) Standard Industrial Gross Lease, dated December 12, 1996, between
           Registrant and Sorrento Business Complex, L.P., as amended.

 10.11(1) Master Equipment Lease Agreement No. 0135 and Letter extending the equipment lease, dated October 22, 1998, between Registrant and Phoenix Leasing Incorporated, as amended.

 10.12(1) Standard Form Commercial Lease, dated June 24, 1999, between
           Registrant and Cummings Properties, LLC, as amended.

 10.13(1) Agreement for office space in Hamburg, dated May 1996, between the Registrant and Fiszman-Steinriede, GbR, as amended.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------

 10.14(1)  Form of Indemnification Agreement between the Registrant and each of its directors.

 10.16(1)# 1994 Stock Plan.

 10.17(1)# 1994 Stock Plan Form of Non-Qualified Stock Option Grant.

 10.18(1)# 1994 Stock Plan Form of Incentive Stock Option Grant.

 10.19(1)# 1994 Stock Plan Form of Stock Restriction Agreement.

 10.20(1)# 1998 Stock Option/Stock Issuance Plan.

 10.21(1)# 1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of
            Stock Option.

 10.22(1)# 1998 Stock Option/Stock Issuance Plan Form of Stock Option
            Agreement.

 10.23(1)# 1998 Stock Option/Stock Issuance Plan Form of Stock Purchase
            Agreement.

 10.24(1)# 1998 Stock Option/Stock Issuance Plan Form of Stock Issuance
            Agreement.

 10.25(1)# 1999 Stock Incentive Plan.

 10.26(1)# 1999 Employee Stock Purchase Plan.

 10.27(1)# 1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

 10.28(1)# 1999 Stock Incentive Plan Form of Stock Option Agreement.

 10.29(2)  Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.

 10.30(3)  Building Lease Agreement, dated March 29, 2000, between the
            Registrant and TPSC IV LLC, a Delaware limited liability company.

 10.31(4)  Global Master Rental Agreement, dated May 4, 2000, between the
            Registrant and ComDisco.

 10.32(4)* Strategic Alliance Agreement, dated May 3, 2000, between the
            Registrant and Genaissance Pharmaceuticals, Inc.

 10.33(4)* Purchase and License Agreement, dated June 20, 2000, between the
            Registrant and Specialty Laboratories.

 10.34(4)  Settlement Agreement, dated May 31, 2000, between the Registrant and
            Hubert Koster.

 10.35(5)* High Throughput Oligonucleotide Manufacturing and Supply and
            MassARRAYTM Analytical System Purchase Agreement, dated as of
            August 24, 2000, between the Registrant and Integrated DNA
            Technologies, Inc.

 10.36(5)* Technology Access and Collaboration Agreement, dated as of September
            29, 2000, between the Registrant and Incyte Genomics, Inc.

 10.37#    Note Secured by Stock Pledge Agreement, dated November 30, 2000 between Antonius Schuh and the Registrant.

 10.38#    Note Secured by Stock Pledge Agreement, dated November 30, 2000 between Stephen Zaniboni and the Registrant.

 10.39#    Note Secured by Stock Pledge Agreement, dated November 30, 2000 between Andreas Braun and the Registrant.

 10.40#    First Amended and Restated Employment Agreement, dated as of June
            30, 2000 between Toni Schuh and the Registrant.

 10.41#    First Amended and Restated Employment Agreement, dated as of August
            1, 2000 between Delbert F. Foit, Jr. and the Registrant.

 10.42#    First Amended and Restated Employment Agreement, dated as of August
            1, 2000 between Steve Zaniboni and the Registrant.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------

 10.43#    First Amended and Restated Employment Agreement, dated as of August
            1, 2000 between Andi Braun and the Registrant

 10.44#    Employment Agreement, dated May 3, 1999 between Dr. Karsten Schmidt and Sequenom GmbH.

 10.45*    Technology Access and Collaboration Agreement Addendum dated as of
            January 23, 2001 between Incyte Genomics and the Registrant.

 10.46     Letter Amendment dated as of November 13, 2000 to Lease dated March
            29, 2000 between TPSC IV, LLC and the Registrant.

 10.47*    Letter of Intent, MassARRAY(TM) Core Facility Contract Terms between the Registrant and Hitachi, Ltd., Life Science Group dated as of
            December 9, 2000.

 10.48*    Letter of Intent, MassARRAY(TM) Distribution Contract Terms between the Registrant and Nissei Sangyo Co., Ltd. dated as of December 8,
            2000.

 10.49(6)# Form of Employment Agreement between Registrant and Employees Listed on A thereto, as amended.

 23.1      Consent of Ernst & Young LLP, Independent Auditors.

- --------
 # Management contract or compensatory plan.

 * Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-91665), as amended.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-91665), as amended, which exhibit is hereby supplemented with an additional Schedule A filed with this Annual Report on Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEQUENOM, INC.

                                                  /s/  Antonius Schuh
Date: March 30, 2001                      By: _________________________________
                                                       Antonius Schuh
                                                 President, Chief Executive
                                                    Officer and Director

                               POWER OF ATTORNEY

   Know all men by these presents, that each person whose signature appears below constitutes and appoints Stephen L. Zaniboni or Antonius Schuh, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Antonius Schuh            President, Chief Executive    March 30, 2001
____________________________________  Officer and Director
           Antonius Schuh

    /s/ Stephen L. Zaniboni          Chief Financial Officer       March 30, 2001
____________________________________  (Principal Financial and
        Stephen L. Zaniboni           Accounting Officer)

       /s/ Charles Cantor            Chief Scientific Officer and  March 27, 2001
____________________________________  Director
           Charles Cantor

      /s/ Helmut Schuhsler           Chairman of the Board of      March 26, 2001
____________________________________  Directors
          Helmut Schuhsler

    /s/ Ernst-Gunter Afting          Director                      March 26, 2001
____________________________________
        Ernst-Gunter Afting

         /s/ John Lucas              Director                      March 26, 2001
____________________________________
             John Lucas

                                 SEQUENOM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors........................ F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999............. F-3

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998..................................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.................................. F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998..................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
SEQUENOM, Inc.

   We have audited the accompanying consolidated balance sheets of SEQUENOM, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and schedule are the responsibility of the Company's management. Our audits also included the financial statement schedule listed in the index at Item 14 (a). Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEQUENOM, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Diego, California
February 9, 2001

                                 SEQUENOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------

                      ASSETS

Current assets:
  Cash and cash equivalents........................ $ 70,045,695  $  5,200,734
  Short-term investments, available-for-sale.......   68,378,050    16,415,764
  Accounts receivable, net.........................    4,267,238           --
  Inventories, net.................................    2,923,218       229,750
  Other current assets and prepaid expenses........    8,399,905     1,559,777
                                                    ------------  ------------
    Total current assets...........................  154,014,106    23,406,025
Equipment and leasehold improvements, net..........    8,117,600     6,294,011
Other assets.......................................    4,130,178        53,023
                                                    ------------  ------------
    Total assets................................... $166,261,884  $ 29,753,059
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses............ $  8,707,810  $  4,426,287
  Deferred revenue.................................    9,830,430           --
  Current portion of capital lease obligations.....      957,042       461,784
                                                    ------------  ------------
    Total current liabilities .....................   19,495,282     4,888,071
                                                    ------------  ------------
Deferred revenue, less current portion.............      750,000           --
Capital lease obligations, less current portion....    1,077,200     1,189,428
Long-term debt.....................................          --      5,134,000
Accrued long-term interest payable on long-term
 debt..............................................          --      1,003,000

Commitments

Stockholders' equity:
  Convertible preferred stock, par value $0.001;
   authorized shares--5,000,000 and 14,482,757 at
   December 31, 2000 and 1999, respectively.
   Aggregate liquidation preference--none and
   $56,793,947 at December 31, 2000 and 1999,
   respectively; issued and outstanding shares--
   none and 14,842,757 at December 31, 2000 and
   1999, respectively..............................          --         14,843
  Common stock, par value $0.001; authorized
   shares--75,000,000 and 19,500,000, at December
   31, 2000 and 1999, respectively; issued and
   outstanding shares--24,442,092 and 2,298,675 at
   December 31, 2000 and 1999, respectively........       24,442         2,299
  Additional paid-in capital.......................  223,140,159    66,300,293
  Notes receivable for stock.......................     (598,500)   (2,056,466)
  Deferred compensation related to stock options...   (1,551,044)   (3,618,601)
  Accumulated other comprehensive income...........      314,843       400,779
  Accumulated deficit..............................  (76,390,498)  (43,504,587)
                                                    ------------  ------------
    Total stockholders' equity.....................  144,939,402    17,538,560
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $166,261,884  $ 29,753,059
                                                    ============  ============

                            See accompanying notes.

                                 SEQUENOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years ended December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
Revenues:
  Products........................... $  8,253,473  $        --   $        --
  Services...........................    1,446,975           --            --
  Research and development grants....      337,432       179,248       351,067
                                      ------------  ------------  ------------
    Total revenues...................   10,037,880       179,248       351,067
                                      ------------  ------------  ------------
Costs and expenses:
  Cost of product revenue............    5,843,706           --            --
  Research and development...........   19,163,382    10,291,213     6,187,572
  Selling, general and
   administrative....................   18,492,487     8,238,809     4,218,453
  Amortization of deferred stock
   compensation ($3,142,559 and
   $598,583, and $3,676,142 and
   $700,218 related to selling,
   general and administrative and
   research and development in 2000
   and 1999, respectively)...........    3,741,142     4,376,360           --
                                      ------------  ------------  ------------
    Total costs and expenses.........   47,240,717    22,906,382    10,406,025
                                      ------------  ------------  ------------
Loss from operations.................  (37,202,837)  (22,727,134)  (10,054,958)
Interest income......................    8,925,416     1,577,635       397,361
Interest expense.....................   (4,683,294)     (790,260)     (612,975)
Other income, net....................       74,804       169,444           --
                                      ------------  ------------  ------------
    Net loss......................... $(32,885,911) $(21,770,315) $(10,270,572)
                                      ============  ============  ============
Historical net loss per share, basic
 and diluted......................... $      (1.46) $     (26.23) $     (33.33)
                                      ============  ============  ============
Weighted average shares outstanding,
 basic and diluted...................   22,453,797       829,895       308,121
                                      ============  ============  ============


                            See accompanying notes.

                                SEQUENOM, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                        Deferred
                      Convertible                                           Notes     Compensation   Accumulated
                    Preferred Stock         Common Stock     Additional  Receivable    Related to       Other
                  ---------------------  ------------------   Paid-In       From         Stock      Comprehensive Accumulated
                    Shares      Amount     Shares   Amount    Capital     Officers      Options     Income (Loss)   Deficit
                  -----------  --------  ---------- ------- ------------ -----------  ------------  ------------- ------------
Balance at
December 31,
1997.............   5,621,742  $  5,622     292,260 $   292 $  8,569,705 $       --   $       --      $ 140,683   $(11,463,700)
 Net loss........         --        --          --      --           --          --           --            --     (10,270,572)
 Unrealized gain
 on available-
 for-sale
 securities......         --        --          --      --           --          --           --         23,326            --
 Translation
 adjustment......         --        --          --      --           --          --           --       (186,658)           --
 Comprehensive
 loss............         --        --          --      --           --          --           --            --             --
 Exercise of
 stock options...         --        --       38,750      39        7,086         --           --            --             --
 Issuance of
 stock options to
 consultants.....         --        --          --      --        10,000         --           --            --             --
 Issuance of
 Series C
 Convertible
 Preferred Stock,
 net issuance
 costs of
 $47,370.........   3,508,252     3,508         --      --    11,000,115         --           --            --             --
 Issuance of
 Series D
 Convertible
 Preferred Stock,
 net of issuance
 costs of
 $188,519........   3,843,700     3,844         --      --    24,791,687         --           --            --             --
 Deferred
 compensation....         --        --          --      --     2,420,150         --    (2,420,150)          --             --
                  -----------  --------  ---------- ------- ------------ -----------  -----------     ---------   ------------
Balance at
December 31,
1998.............  12,973,694    12,974     331,010     331   46,798,743         --    (2,420,150)      (22,649)   (21,734,272)
 Net loss........         --        --          --      --           --          --                         --     (21,770,315)
 Unrealized loss
 on available-
 for-sale
 securities......         --        --          --      --           --          --           --        (61,981)           --
 Translation
 adjustment......         --        --          --      --           --          --           --        485,409            --
 Comprehensive
 loss............         --        --          --      --           --          --           --            --             --
 Exercise of
 stock options...         --        --    1,967,665   1,968    2,049,378  (2,056,466)         --            --             --
 Issuance of
 stock options to
 consultants.....         --        --          --      --       102,527         --           --            --             --
 Issuance of
 Series D
 Convertible
 Preferred stock,
 net of issuance
 costs of
 $372,206........   1,869,063     1,869         --      --    11,774,834         --           --            --             --
 Deferred
 compensation....         --        --          --      --     5,574,811         --    (5,574,811)          --             --
 Amortization of
 deferred
 compensation....         --        --          --      --           --          --     4,376,360           --             --
                  -----------  --------  ---------- ------- ------------ -----------  -----------     ---------   ------------
Balance at
December 31,
1999.............  14,842,757    14,843   2,298,675   2,299   66,300,293  (2,056,466)  (3,618,601)      400,779    (43,504,587)
 Net loss........         --        --          --      --           --          --           --            --     (32,885,911)
 Unrealized gain
 on available-
 for-sale
 securities......         --        --          --      --           --          --           --        228,563            --
 Translation
 adjustment......         --        --          --      --           --          --           --       (314,499)           --
 Comprehensive
 loss............         --        --          --      --           --          --           --            --             --
 Exercise of
 stock options...         --        --      760,504     760      810,866         --           --            --             --
 Purchases under
 Employee Stock
 Purchase Plan...         --        --       12,761      13      282,005         --           --            --             --
 Issuance of
 stock to
 consultants.....         --        --       57,564      58    1,486,769         --           --            --             --
 Exercise of
 warrants........         --        --      137,339     137       27,460         --           --            --             --
 Issuance of
 stock options to
 consultants.....         --        --          --      --       116,076         --           --            --             --
 Issuance of
 common stock in
 connection with
 IPO, net of
 issuance costs
 of $12,950,158..         --        --    6,037,500   6,038  144,050,804         --           --            --             --
 Conversion of
 preferred stock
 to common
 stock........... (14,842,757)  (14,843) 14,842,757  14,843          --          --           --            --             --
 Conversion of
 debt to equity..         --        --      272,108     272    6,791,754         --           --            --             --
 Interest paid
 with stock......         --        --       22,884      23      594,961         --           --            --             --
 Forgiveness of
 notes receivable
 from officers...         --        --          --      --           --    3,784,504          --            --             --
 Issuance of
 notes receivable
 to officers
 related to
 exercise of
 stock options...         --        --          --      --           --   (2,326,538)         --            --             --
 Remeasurement of
 stock options...         --        --          --      --     1,005,587         --           --            --             --
 Deferred
 compensation....         --        --          --      --     1,673,584         --    (1,673,584)          --             --
 Amortization of
 deferred
 compensation....         --        --          --      --           --          --     3,741,141           --             --
                  -----------  --------  ---------- ------- ------------ -----------  -----------     ---------   ------------
Balance at
December 31,
2000.............         --   $    --   24,442,092 $24,442 $223,140,159 $  (598,500) $(1,551,044)    $ 314,843   $(76,390,498)
                  ===========  ========  ========== ======= ============ ===========  ===========     =========   ============
                      Total
                  Stockholders'
                      Equity
                    (Deficit)
                  --------------
Balance at
December 31,
1997............. $ (2,747,398)
 Net loss........  (10,270,572)
 Unrealized gain
 on available-
 for-sale
 securities......       23,326
 Translation
 adjustment......     (186,658)
                  --------------
 Comprehensive
 loss............  (10,433,904)
 Exercise of
 stock options...        7,125
 Issuance of
 stock options to
 consultants.....       10,000
 Issuance of
 Series C
 Convertible
 Preferred Stock,
 net issuance
 costs of
 $47,370.........   11,003,623
 Issuance of
 Series D
 Convertible
 Preferred Stock,
 net of issuance
 costs of
 $188,519........   24,795,531
 Deferred
 compensation....          --
                  --------------
Balance at
December 31,
1998.............   22,634,977
 Net loss........  (21,770,315)
 Unrealized loss
 on available-
 for-sale
 securities......      (61,981)
 Translation
 adjustment......      485,409
                  --------------
 Comprehensive
 loss............  (21,346,887)
 Exercise of
 stock options...       (5,120)
 Issuance of
 stock options to
 consultants.....      102,527
 Issuance of
 Series D
 Convertible
 Preferred stock,
 net of issuance
 costs of
 $372,206........   11,776,703
 Deferred
 compensation....          --
 Amortization of
 deferred
 compensation....    4,376,360
                  --------------
Balance at
December 31,
1999.............   17,538,560
 Net loss........  (32,885,911)
 Unrealized gain
 on available-
 for-sale
 securities......      228,563
 Translation
 adjustment......     (314,499)
                  --------------
 Comprehensive
 loss............  (32,971,847)
 Exercise of
 stock options...      811,626
 Purchases under
 Employee Stock
 Purchase Plan...      282,018
 Issuance of
 stock to
 consultants.....    1,486,827
 Exercise of
 warrants........       27,597
 Issuance of
 stock options to
 consultants.....      116,076
 Issuance of
 common stock in
 connection with
 IPO, net of
 issuance costs
 of $12,950,158..  144,056,842
 Conversion of
 preferred stock
 to common
 stock...........          --
 Conversion of
 debt to equity..    6,792,026
 Interest paid
 with stock......      594,984
 Forgiveness of
 notes receivable
 from officers...    3,784,504
 Issuance of
 notes receivable
 to officers
 related to
 exercise of
 stock options...   (2,326,538)
 Remeasurement of
 stock options...    1,005,587
 Deferred
 compensation....          --
 Amortization of
 deferred
 compensation....    3,741,141
                  --------------
Balance at
December 31,
2000............. $144,939,402
                  ==============

                            See accompanying notes.

                                 SEQUENOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years ended December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
Operating activities
Net loss............................  $(32,885,911) $(21,770,315) $(10,270,572)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
 Amortization of deferred
  compensation......................     3,741,141     4,376,360           --
 Depreciation and amortization......     3,743,108     1,941,672       961,051
 Non-cash interest expense on
  conversion of debt................     4,381,082           --            --
 Forgiveness of loans...............     3,784,504
 Remeasurement of stock options.....     1,005,587           --            --
 Options issued to consultants......       116,076       102,527        10,000
 Loss on disposal of fixed assets...        58,059           --            --
 Changes in operating assets and
  liabilities:
   Inventories......................    (2,685,877)     (229,748)          --
   Accounts receivable..............    (4,263,287)          --            --
   Other current assets.............    (8,789,403)   (1,329,269)       47,305
   Other assets.....................    (4,077,156)     (220,714)       56,085
   Accounts payable and accrued
    expenses........................       541,280     1,965,358     1,111,892
   Unearned revenue.................    10,454,271           --            --
   Other liabilities................     3,898,061       453,537       289,500
                                      ------------  ------------  ------------
     Net cash used in operating
      activities....................   (20,978,465)  (14,710,592)   (7,794,739)

Investing activities
Purchase of equipment and leasehold
 improvements.......................    (5,801,001)   (4,477,537)   (3,830,666)
Purchases of marketable securities..   (64,099,393)  (23,057,477)  (19,914,550)
Sales of marketable securities......       574,790       628,999           --
Maturities of marketable
 securities.........................    11,790,880    25,842,604           --
                                      ------------  ------------  ------------
     Net cash used in investing
      activities....................   (57,534,724)   (1,063,411)  (23,745,216)

Financing activities
Net proceeds from initial public
 offering...........................   144,056,842           --            --
Proceeds from issuance of
 convertible preferred stock........           --     11,776,703    35,799,154
Proceeds from long-term debt........           --            --      2,276,560
Repayment of long-term debt.........    (3,090,870)          --            --
Borrowings under capital lease
 obligations........................       905,398       912,149     1,306,312
Payments on capital lease
 obligations........................      (522,368)     (340,499)     (226,758)
Proceeds from sale of stock to
 consulants.........................     1,486,827           --            --
Proceeds from exercise of stock
 options............................       415,332       222,394         7,125
Proceeds from Employee Stock
 Purchase Plan purchases............       282,018           --            --
Proceeds from exercise of warrants..        27,597           --            --
                                      ------------  ------------  ------------
     Net cash provided by financing
      activities....................   143,560,776    12,570,747    39,162,393
                                      ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents...................    65,047,587    (3,203,256)    7,622,438
Effect of exchange rate changes on
 cash and cash equivalents..........      (202,626)     (155,622)      104,392
Cash and cash equivalents at
 beginning of year..................     5,200,734     8,559,612       832,782
                                      ------------  ------------  ------------
     Cash and cash equivalents at
      end of year...................  $ 70,045,695  $  5,200,734  $  8,559,612
                                      ============  ============  ============
Supplemental schedule of non-cash
 investing and financing activities:
Conversion of preferred stock to
 common stock upon initial public
 offering...........................  $ 56,793,947  $        --   $        --
                                      ============  ============  ============
Conversion of long-term debt and
 interest payable to common stock...  $  7,387,010  $        --   $        --
                                      ============  ============  ============
Supplemental disclosure of cash flow
 information:
Interest paid.......................  $    339,126  $    500,760  $    323,475
                                      ============  ============  ============

                            See accompanying notes.

                                SEQUENOM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

1. Nature of the Business

   SEQUENOM, Inc. (the "Company") was incorporated on February 14, 1994 in the State of Delaware. The Company is a pioneer in the large-scale validation of genetic variations and their associated medical and commercial utility. Genetic variations are the origin of most differences between individuals, including predisposition to diseases and variation in drug response. The most common genetic variations are single nucleotide polymorphisms, or SNPs. The Company believes that the validation of SNPs and their association to morbidity is a fundamental step in the development and commercialization of new and improved diagnostic and pharmaceutical products.

   The Company has developed proprietary systems, consumables, applications, and information-based products along with a scientific strategy to determine the association of SNPs and genes to disease. The Company offers proprietary applications and information-based products to customers in the diagnostics, genomics and pharmaceutical industries while using its technology with an enabling and proven population genetics approach. Launched at the end of 1999, the Company's MassARRAY systems are used today by a number of leading companies and institutions in the United States, Europe and Asia. Through 1999, the Company was considered to be in the development stage. In conjunction with the commencement of sales of the MassARRAY systems in 2000, the Company is no longer considered to be in the development stage.

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

 Short-Term Investments and Concentration of Credit Risk

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's investment securities are classified as available-for-sale and unrealized holding gains or losses are included in comprehensive income
(loss). Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 2000, 1999 and 1998.

   At December 31, 2000, short-term investments consisted of the following:

                                            Amortized    Market    Unrealized
                                              Cost        Value       Gain
                                           ----------- ----------- ----------
   Obligations of U.S. government
    agencies.............................. $ 2,393,139 $ 2,415,716  $ 22,577
   Corporate debt securities..............  65,840,750  65,962,334   121,584
                                           ----------- -----------  --------
     Total short-term investments......... $68,233,889 $68,378,050  $144,161
                                           =========== ===========  ========

   Approximately 65% and 35% of these securities mature within one and two years of December 31, 2000, respectively.

                                SEQUENOM, INC.

   At December 31, 1999, short-term investments consisted of the following:

                                            Amortized    Market    Unrealized
                                              Cost        Value       Gain
                                           ----------- ----------- ----------
   Obligations of U.S. government
    agencies.............................. $ 4,008,450 $ 3,986,720  $21,730
   Corporate debt securities..............  12,491,944  12,429,044   62,900
                                           ----------- -----------  -------
     Total short-term investments......... $16,500,394 $16,415,764  $84,630
                                           =========== ===========  =======

   Approximately 67% and 33% of these securities mature within one and two years of December 31, 1999, respectively.

 Inventories

   Inventories are stated at the lower of cost or market. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were:

                                                                December 31,
                                                             -------------------
                                                                2000      1999
                                                             ---------- --------
     Raw materials.......................................... $2,723,710 $229,750
     Work in process........................................      1,976      --
     Finished goods.........................................    197,532      --
                                                             ---------- --------
       Total................................................ $2,923,218 $229,750
                                                             ========== ========

 Equipment and Leasehold Improvements

   Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years, or the lease term, whichever is shorter). Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter.

 Software Costs

   Purchased software is capitalized at cost and amortized over the estimated useful life, generally three years. Software developed for use in the Company's products is expensed as incurred until the technological feasibility for the software has been established. Expenditures to date have been classified as research and development expense.

 Impairment of Long-Lived Assets

   In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2000.

                                SEQUENOM, INC.

 Fair Value of Financial Instruments

   Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. In February 2000, the Company extinguished the aggregate of $5,134,000 in long-term debt and $1,003,000 in accrued interest through the issuance of 294,992 shares of common stock (with a fair value of $7,669,792) and cash of approximately $3,100,000.

 Revenue Recognition

   In accordance with Staff Accounting Bulleting ("SAB") No. 101, Revenue Recognition in Financial Statements, revenues are recognized, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is deferred for fees received before earned. Revenues from SNP validation services are recognized at the completion of key stages in the performance of the service. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor's acceptance of the success of the research results.

 Research and Development Costs

   Research and development costs are expensed as incurred.

 Patent Costs

   Costs related to filing and pursuing patent applications are expensed as incurred since recoverability of such expenditures is uncertain.

 Income Taxes

   In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

 Foreign Currency Translation and Transactions

   The financial statements of the Company's German subsidiary are measured using the German Deutsche Mark ("DEM") as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction.

 Stock-Based Compensation

   As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and

                                SEQUENOM, INC.

related Interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company's employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

   When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with Financial Accounting Standards Board Interpretation No. ("FIN") 28, FIN 28, over the vesting period of the options.

   Options or stock awards issued to non-employees are recorded at their fair value and periodically remeasured as determined in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18 and recognized over the related service period.

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

 Net Loss Per Share

   In accordance with SFAS No. 128, Earnings Per Share, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income
(loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

   Pro forma net loss per share, as disclosed in Note 12, has been computed as described above and also gives effect to common equivalent shares arising from preferred stock and long-term debt that automatically converted upon the closing of the Company's initial public offering in February 2000 (using the as-if converted method from the original date of issuance) and reflects the elimination of interest expense on the debt to be converted.

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

                                SEQUENOM, INC.

 New Accounting Pronouncements

   The Company expects to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. Management does not anticipate that the adoption of the SFAS No. 133 will have a significant effect on its results of operations or financial position as the Company does not engage in activities covered by SFAS No. 133.

   In December 1999, the SEC staff issued SAB No. 101, which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that it's revenue recognition has been in accordance with SAB 101 since inception. Accordingly, the adoption of SAB 101 did not have an impact on our financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of APB 25, Accounting for Stock Issued to Employees. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not have material impact on the Company's financial statements.

3. Initial Public Offering of Common Stock

   On February 1, 2000, the Company completed an initial public offering of its common stock and sold 6,037,500 common shares at $26 per share, for a total of approximately $157.0 million In addition, all then-outstanding shares of preferred stock converted into common shares upon completion of the offering. Net proceeds totaled approximately $144.1 million, after deducting underwriting discounts and commissions and direct incremental costs of approximately $12.9 million. The Company utilized approximately $3,080,400 of the remaining net proceeds and 294,992 shares of common stock to repay an aggregate of $6,137,000 in long-term debt and accrued interest (see Note 5).

4. Equipment and Leasehold Improvements

   Equipment and leasehold improvements and related accumulated depreciation and amortization are as follows:

                                    December 31,
                               ------------------------
                                  2000         1999
                               -----------  -----------
     Laboratory equipment....  $ 9,676,662  $ 7,329,328
     Leasehold improvements..    2,223,164    1,394,657
     Office furniture and
      equipment..............    2,095,020      535,084
                               -----------  -----------
                                13,994,846    9,259,069
     Less accumulated
      depreciation and
      amortization...........   (5,877,246)  (2,965,058)
                               -----------  -----------
                               $ 8,117,600  $ 6,294,011
                               ===========  ===========

                                SEQUENOM, INC.

5. Long-Term Debt

   From 1995 to 1997, the Company entered into three unsecured loan agreements with a German agency (TBG) totaling DEM 6 million (approximately $2.9 million). Interest was payable semi-annually on the loans, with payments starting at various times during 1997 and 1998. The combined annual interest rate (nominal interest and additional interest) could not exceed 7% per year. In addition to these interest payments, at the end of the loan term (earlier of repayment or December 31, 2005 and December 31, 2007), the Company was obligated to pay terminal interest to 25%, 30% and 35% of the amounts loaned under the DEM 1 million, DEM 3 million and DEM 2 million agreements, respectively, estimated to be approximately $1.2 million at the end of the loan term. As of December 31, 1999, the Company had accrued interest in the amount of $1,003,000, or 75% of the total terminal interest, expected to be paid at the end of the loan term. The Company's accrual was recorded on a straight-line basis, based on the assumption that the entire terminal interest would be paid in 2000, the date the Company expected to repay the debt. In December 1999, TBG agreed to accept 22,884 shares of the Company's common stock, with an aggregate fair value of $595,000 at the closing of the initial public offering, in full satisfaction of the Company's obligation for the interest payable to TBG. Upon completion of the Company's initial public offering in February 2000, the debt was repaid with cash from the IPO and the $408,017 difference between the ultimate interest cost and the accrued interest liability was recorded as a reduction of interest expense.

   In 1998, the Company entered into another agreement with TBG for debt of DEM 4 million (approximately $1.9 million), which was convertible into common stock of the Company. Interest was payable at 6% of the Company's subsidiary's annual profits, however, the combined interest rates on all TBG loans could not exceed 9% of the Company's subsidiary's annual profits or 7% of the principal outstanding. The Company could call for conversion in the event of a triggering event, as defined in the agreement (generally, a change in control or an initial public offering). TBG could call for conversion at any time. The conversion ratio was calculated as the arithmetic mean between $3.15 per share and a current valuation of the common stock at the time of conversion, not to exceed $8.40 per share. The Company called for conversion of the loan upon completion of its initial public offering and extinguished the debt through the issuance of common stock with an aggregate fair value of $7,047,808. Upon conversion, the Company recorded additional interest expense of $4,789,098, equal to the difference between the fair value of the shares issued and the amount of the debt.

   The Company has a credit agreement with a financial institution that provides for borrowings up to $25 million. Any borrowings under the agreement will be secured by cash and cash equivalents and will bear interest at the institution's reference rate less 0.5%. No borrowings have been made under this agreement.

6. Stockholders' Equity

 Convertible Preferred Stock

   At December 31, 1999, convertible preferred stock outstanding was as follows:

                                                Price Per Number of  Liquidation
Date Issued                              Series   Share     Shares      Value
- -----------                              ------ --------- ---------- -----------
March-August 1995.......................    A     $ .50    1,580,000 $   790,000
December 1995...........................    B     $1.50    2,333,333   3,500,000
February-March 1996.....................    B     $1.50      643,330     964,995
May 1997................................    C     $3.15    1,065,079   3,354,999
January 1998............................    C     $3.15    3,508,252  11,050,994
December 1998...........................    D     $6.50    3,843,700  24,984,050
March 1999..............................    D     $6.50    1,869,063  12,148,909
                                                          ---------- -----------
                                                          14,842,757 $56,793,947
                                                          ========== ===========

                                SEQUENOM, INC.

   Each share of preferred stock is convertible into one share of common stock at the option of the holder. Upon completion of the Company's initial public offering in February 2000, all of the shares of convertible preferred stock automatically converted into shares of common stock on a one-for-one basis.

 Warrants

   In connection with the Series C Preferred Stock issued in May 1997, the Company issued warrants to purchase 106,508 shares of Series C Preferred Stock at an exercise price of $3.15 per share. As of December 31, 2000, 71,425 of these warrants have been exercised.

 Notes Receivable

   In 1999, the Board of Directors authorized the issuance of approximately $3.6 million in loans to executive officers, related to the exercise of their stock options. The notes were full recourse and were also secured by the underlying stock. The notes bore interest at the applicable federal rate in existence when the notes were made (approximately 6%). The principal amount of the notes and the related interest were required to be repaid on the earlier of two years from the origination date of the loans or in the event of a secondary public offering if the executive officers making the notes were allowed to sell their stock. An aggregate of $2,056,466 of such loans were issued as of December 31, 1999. The remainder of the loans were issued in early 2000. In February 2000, the Board of Directors approved the forgiveness of the loans, and the Company recorded compensation expense aggregating $3.8 million.

   In 2000, the Board of Directors authorized the issuance of $595,686 in loans to executive officers, related to the taxes owed in connection with exercise of stock options. The notes bear interest at the applicable federal rate in existence when the notes were made (6.25%). The principal balance and related interest of the notes shall become due and payable the earlier of December 31, 2001 or within ten business days after the time of the closing of the Company's secondary offering of shares of its common stock, if at the time of the secondary offering the executive officers making the notes are allowed to sell their stock.

 Stock Compensation Plans

   The Company maintains several stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. Stock options have been granted at prices at or above the fair market value on the date of the grant. Options vest and expire according to terms established at the grant date. Options generally vest over a period four years from the date of grant and expire ten years from the date of grant. The plans provide for the grant of an aggregate of 4,750,000 shares of common stock. Beginning in 2001, the amount of authorized shares automatically increases by an amount equal to 4% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 2,000,000 shares.

                                SEQUENOM, INC.

   The following summarizes all stock option transactions from January 1, 1998 through December 31, 2000.

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                            Subject to    per
        Outstanding                                          Options     Share
        -----------                                         ----------  --------
   Outstanding at December 31, 1997........................  1,220,000   $ 0.21
     Granted...............................................  1,268,500     0.71
     Canceled..............................................    (71,250)    0.28
     Exercised.............................................    (38,750)    0.18
                                                            ----------   ------
   Outstanding at December 31, 1998........................  2,378,500   $ 0.47
     Granted...............................................  1,080,500     3.00
     Canceled..............................................    (58,250)    0.58
     Exercised............................................. (2,198,825)    0.96
                                                            ----------   ------
   Outstanding at December 31, 1999........................  1,201,925   $ 1.87
     Granted...............................................    925,000    54.83
     Canceled..............................................   (212,878)   79.46
     Exercised.............................................   (553,095)    1.48
                                                            ----------   ------
   Outstanding at December 31, 2000........................  1,360,952   $24.20
                                                            ==========   ======

   At December 31, 2000, 492,714 shares were available for future option grants and 1,853,666 shares of common stock were reserved for issuance upon exercise of options. The weighted average grant-date fair value of options granted in 2000, 1999 and 1998 was $37.31, $4.77 and $0.17, respectively.

   The following table summarizes information about options outstanding at December 31, 2000:

                                      Options Outstanding   Options Exercisable
                                    ----------------------- --------------------
                                                 Weighted
                                                  Average               Weighted
                                                 Remaining    Number    Average
                                      Number    Contractual Exercisable Exercise
Range of Exercise Price             Outstanding    Life     and Vested   Price
- -----------------------             ----------- ----------- ----------- --------
 $ 0.05-$ 3.00.....................    719,852     7.93       263,779    $ 2.24
 $24.13-$28.31.....................    443,100     9.58        33,708    $28.28
 $95.38............................    198,000     9.10        41,250    $95.38
                                     ---------                -------
 $ 0.05-$95.38.....................  1,360,952     8.64       338,737    $24.67
                                     =========                =======


 Employee Stock Purchase Plan

   In November 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("1999 ESPP"). The Company has reserved 250,000 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP will automatically increase each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 500,000. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months, however, no employee may participate in more than one offering period at a time. Employees may allocate up to 15% of their pay to purchase shares, limited to 1,000 shares per purchase period and $25,000 per calendar year. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price. For the year ended December 31, 2000, 12,761 shares were purchased by employees at $22.10 per share.

                                SEQUENOM, INC.

   Had compensation cost for stock-based awards been determined consistent with the fair value method prescribed in SFAS No. 123, the Company's net loss would have been changed to the following pro forma amounts:

                                            Years ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
   Pro forma net loss............... $(43,191,748) $(25,035,052) $(10,325,893)
   Net loss as reported............. $(32,885,911) $(21,770,315) $(10,270,572)
   Pro forma net loss per share,
    basic and diluted............... $      (1.92) $     (30.17) $     (33.51)
   Net loss per share, basic and
    diluted, as reported............ $      (1.46) $     (26.23) $     (33.33)

   The fair value of stock-based awards was estimated at the date of grant as follows:

                                          2000        1999            1998
                                         ------- --------------  --------------
                                         Black-     Minimum         Minimum
      Model                              Scholes     Value           Value
      -----                              ------- --------------  --------------
   Risk free interest rates.............     6%               6%              6%
   Volatility...........................    90%  Not applicable  Not applicable
   Dividend yield.......................     0%               0%              0%
   Weighted average life................     4                4               4

   The minimum value pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor for volatility.

 Deferred Compensation

   The Company has recorded deferred compensation totaling $1,673,584 and $5,574,811 in the years ended December 31, 2000 and 1999, respectively, in connection with the grants of certain stock options to employees. Amortization of deferred compensation was $3,741,141 and $4,376,360 and during the years ended December 31, 2000 and 1999, respectively.

 Consulting Arrangement Related to Initial Public Offering

   In March 1999, the Company engaged two German consulting firms to assist the Company in completing an initial public offering ("IPO") of its common stock. The Company agreed to pay the consulting firms an aggregate amount of DEM150,000, or approximately $78,000, plus a percentage of the amount of capital raised attributable to their efforts. The Company also offered and committed to sell the firms an aggregate of DEM3 million, or approximately $1.5 million, of freely tradable common shares, for cash, at the IPO price in conjunction with the completion of an IPO. The consulting firms also agreed that the total advisory fee due to them under the original agreement would be DEM789,000, or approximately $410,000.

   In January 2000, the Company was advised that its March 1999 offer and commitment to sell the shares may have been in violation of Section 5 of the Securities Act of 1933. Such a violation would provide the consulting firms with a "put right" through January 2001 pursuant to which they could demand that the Company repurchase their shares at the original purchase price (i.e., the initial public offering price). In January 2000, the consulting firms signed an agreement waiving any "put right" to which they otherwise would have been entitled and assigning their stock purchase rights to third parties. The Company agreed to register such shares with the Registration Statement related to the initial public offering of its common stock, which was completed in February 2000, and immediately prior to such offering, the designated third parties purchased 28,782 shares at $26 per share. In February 2000, the designated third parties sold such shares, and as a result the "put right" expired.

                                SEQUENOM, INC.

   The Company accounted for the offer and commitment to sell as a stock option, and valued the option in accordance with SFAS No. 123 and EITF 96-18. However, the fair value of the option on the valuation date was not material.

7. Income Taxes

   Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $28,943,000 has been recorded as realization of such assets is uncertain.

                                                           December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
   Deferred tax assets:
     Net operating loss carryforwards..............  $ 26,469,000  $ 14,209,000
     Research and development credits..............     1,774,000     1,239,000
     Capitalized research expenses.................     1,680,000     1,170,000
     Other, net....................................      (980,000)      433,000
                                                     ------------  ------------
       Total deferred tax assets...................    28,943,000    17,051,000
   Valuation allowance.............................   (28,943,000)  (17,051,000)
                                                     ------------  ------------
       Net deferred tax assets.....................  $        --   $        --
                                                     ============  ============

   At December 31, 2000, the Company has federal and state tax net operating loss carryforwards of approximately $60,139,000 and $25,760,000, respectively. The difference between the federal and state tax loss carryforwards is attributable to the capitalization of research and development expenses for state tax purposes and the 55% limitation on the California loss carryforwards in 2000 and the 50% limitation in earlier years. The federal tax loss carryforwards will begin to expire in 2009, unless previously utilized. Approximately $358,000 of the state tax loss carryforwards expired in 2000, and the state tax loss carryforwards will continue to expire in 2001 unless previously utilized. The Company also has German net operating loss carryforwards of approximately $9,800,000, which may be carried forward indefinitely.

   The Company also has federal and state research and development tax credit carryforwards of approximately $1,192,000 and $894,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2010 unless previously utilized.

   Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% which occurred during 1998 and also in connection with our initial public offering in February 2000. However, the Company does not believe these limitations will materially impact the use of the net operating loss and credit carryforwards.

8. Commitments

 Building Leases

   The Company leases facilities in the United States and Germany. In total, the Company leases space in five buildings under leases that expire from November 2001 to March 2014.

   Total rent expense under these leases was approximately $1,409,000, $562,000 and $446,000 in 2000, 1999 and 1998, respectively.

                                SEQUENOM, INC.

 Capital Equipment Leases

   During 1998, the Company entered into a master equipment lease agreement providing for borrowings up to $2,100,000. Under the agreement, the lessor will purchase equipment that the Company will lease subject to equal monthly payments for a 42-month period. At December 31, 2000, the Company had borrowed the full amount available under the agreement.

   During 2000, the Company entered into an additional master equipment lease agreement providing for borrowings up to $8,000,000. Under the agreement, the lessor will purchase the equipment that the Company will lease subject to quarterly payments for 14 quarters. At December 31, 2000, the Company had borrowed $905,399 under the agreement.

   Property under capital leases is included in equipment and leasehold improvements, as follows:

                                                             December 31,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
     Laboratory equipment.............................. $ 2,203,252  $1,706,765
     Leasehold improvements............................      34,357      34,357
     Office furniture and equipment....................     216,966     218,995
                                                        -----------  ----------
                                                          2,454,575   1,960,117
     Less accumulated amortization.....................  (1,467,650)   (812,805)
                                                        -----------  ----------
                                                        $   986,925  $1,147,312
                                                        ===========  ==========

   The following is a schedule of future minimum lease payments at December 31, 2000:

                                                          Capital     Operating
     Year Ending December 31,                              Leases      Leases
     ------------------------                            ----------  -----------
        2001...........................................  $1,148,851  $ 4,059,642
        2002...........................................     786,407    4,161,687
        2003...........................................     294,358    4,159,359
        2004...........................................      71,702    4,007,989
        2005...........................................         --     3,239,276
        Thereafter.....................................               39,328,284
                                                         ----------  -----------
                                                          2,301,318  $58,956,237
                                                                     ===========
     Less amount representing interest.................    (267,076)
                                                         ----------
     Present value of minimum lease payments...........   2,034,242
     Less current portion..............................    (957,042)
                                                         ----------
     Long-term capital lease obligations...............  $1,077,200
                                                         ==========

 Consulting Agreements

   The Company has entered into consulting agreements with a number of individuals for scientific advisory services. Each individual received a certain number of non-qualified stock options. In certain cases, the options vest upon the later of the achievement of milestones or 10 years. In other cases, the options vest ratably over a specific period, generally two years. Compensation expense is measured either upon the achievement of milestones or ratably over the service period, in accordance with EITF 96-18, and aggregated $116,076, $102,527 and $10,000 in the years ended December 31, 2000, 1999, and
1998, respectively.

                                SEQUENOM, INC.

 Collaboration and Development Agreements

   In August 1994, the Company entered into a development agreement with a university for the design and construction of a prototype DNA sequencing mass spectrometer. In September 1997, the Company extended the agreement through September 30, 1999. Through December 31, 1999, the Company has paid approximately $592,000 under this agreement, and no future payment commitments exist under this agreement as of December 31, 2000.

   In September 1994, the Company entered into a development agreement with another university for the design of a system for preparation of DNA samples. In September 1998, the agreement was extended to September 30, 1999. Through December 31, 1999, the Company has paid approximately $677,000 under this agreement, and as of December 31, 2000, no further payment commitments exist under this agreement.

   In October 1999, the Company entered into a second agreement continuing its sponsored research relationship with this same university under a research program directed to optimizing mass spectrometry based on analysis of nucleic acids. Through December 31, 2000, the Company has paid approximately $250,000 under this agreement and is committed to pay approximately $126,000 in 2001.

   In September 2000, the Company entered into a collaboration with Incyte Genomics ("Incyte") to validate in silico SNPs identified by Incyte. Incyte has licensed the SNPs from Incyte's LifeSeq Gold database for validation. In return, the Company is using its proprietary MassARRAY technology to develop and validate assays, which the Company will sell to genetic researchers worldwide. The Company will also provide Incyte with information developed from SNP association studies using Incyte's SNPs and the Company's reference human DNA bank for inclusion in Incyte's LifeSeq(R) group of databases. The Company and Incyte will jointly commercialize the resulting intellectual property and expect to form partnership programs for downstream product development. This agreement is in effect until termination by either party. As of December 31, 2000, the Company has incurred related expenses totaling approximately $730,000 in connection with the collaboration, and recognized revenue in the amount of $907,975. The total expenses incurred related to the Incyte collaboration represent substantially all of the costs associated with service revenues for the year ended December 31, 2000.

 License Agreements

   The Company has entered into license agreements allowing the Company to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company will pay royalties ranging from 1%-5% on the related product revenues. Through December 31, 2000, the Company has not sold any products that incorporate licensed technology.

9. Savings Plan

   In 1998, the Company initiated a 401(k) savings plan covering most United States employees. Individual employees may make contributions to the plan, which can be matched by the Company in an amount determined by the Board of Directors. The Company may also make contributions as determined by the Board of Directors. The Company made a matching contribution totaling $110,712 in 2000.

10. German Government Grants

   The Company's wholly-owned subsidiary, Sequenom GmbH, has been the recipient of three grants from German government authorities. The first grant, received in 1996 from the City/State of Hamburg, is for DEM 800,000 (approximately $475,000). This grant reimburses the subsidiary for the cost of certain equipment to be used in a three-year research project. If the equipment is not used for the grant's express purpose the equipment must be relinquished to the City/State of Hamburg. Through December 31, 1998, approximately

                                SEQUENOM, INC.

DEM 704,000 (approximately $420,000) of such equipment had been purchased under the grant program and was being used for the grant's express purpose. No additional amounts are expected to be expended or received related to this grant.

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

   A third grant, received in 1998, is also from the German Federal Ministry of Research and Development and amounts to DEM 1.4 million (approximately $860,000). This grant reimburses the Company for certain materials, personnel, travel and development costs. Through December 31, 2000, approximately
DEM 1.0 million (approximately $493,000) had been expended and recognized under this grant program.

11. Geographic Information

   The Company has a wholly-owned subsidiary located in Germany. The following table presents information about the Company by geographic area. There were no material amounts of transfers between geographic areas. Included in the consolidated balance sheets are the following domestic and foreign components at December 31, 2000 and 1999.

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
   Current assets:
     Domestic...................................... $151,072,420  $ 22,000,731
     Foreign.......................................    2,941,686     1,405,294
                                                    ------------  ------------
                                                    $154,014,106  $ 23,406,025
                                                    ============  ============

   Equipment and leasehold improvements, net:
     Domestic...................................... $  7,041,370  $  4,902,314
     Foreign.......................................    1,076,230     1,391,697
                                                    ------------  ------------
                                                    $  8,117,600  $  6,294,011
                                                    ============  ============

   Other assets:
     Domestic...................................... $  4,130,178  $     53,023
     Foreign.......................................          --            --
                                                    ------------  ------------
                                                    $  4,130,178  $     53,023
                                                    ============  ============

   Total assets:
     Domestic...................................... $162,243,968  $ 26,956,068
     Foreign.......................................    4,017,916     2,796,991
                                                    ------------  ------------
                                                    $166,261,884  $ 29,753,059
                                                    ============  ============

   Net loss:
     Domestic...................................... $(30,565,278) $(18,896,256)
     Foreign.......................................   (2,320,633)   (2,874,059)
                                                    ------------  ------------
                                                    $(32,885,911) $(21,770,315)
                                                    ============  ============

                                 SEQUENOM, INC.

12.  Selected Quarterly Financial Data

                            First        Second        Third       Fourth        Total
                           Quarter       Quarter      Quarter      Quarter        Year
                         ------------  -----------  -----------  -----------  ------------
2000
Net sales............... $  1,450,525  $ 1,806,775  $ 2,283,962  $ 2,712,211  $  8,253,473
Gross profit............      422,071      708,492      625,516      653,688     2,409,767
Net income (loss).......  (14,324,710)  (5,643,808)  (5,398,603)  (7,518,790)  (32,885,911)
Net income (loss) per
 share
  Historical, basic and
   fully diluted........ $      (0.85) $     (0.23) $     (0.22) $     (0.31) $      (1.46)
  Pro forma, basic and
   fully diluted........        (0.65)       (0.23)       (0.22)       (0.31)        (1.39)

Shares used in
 calculated per share
 amounts
  Historical, basic and
   fully diluted........   16,803,697   24,277,843   24,330,513   24,368,687    22,453,797
  Pro forma, basic and
   fully diluted........   22,057,958   24,277,843   24,330,513   24,368,387    23,711,179

1999
Net sales............... $        --   $       --   $       --   $       --   $        --
Gross profit............          --           --           --           --            --
Net income (loss).......   (3,406,331)  (4,345,669)  (7,634,038)  (6,384,277)  (21,770,315)
Net income (loss) per
 share
  Historical, basic and
   fully diluted........ $     (10.27) $    (12.82) $    (13.72) $     (3.01) $     (26.23)
  Pro forma, basic and
   fully diluted........        (0.24)       (0.28)       (0.48)       (0.37)        (1.42)
Shares used in
 calculated per share
 amounts
  Historical, basic and
   fully diluted........      331,565      338,925      556,233    2,095,281       829,895
  Pro forma, basic and
   fully diluted........   13,911,761   15,476,671   15,703,979   16,948,910    15,283,261

                                  SCHEDULE II

                                SEQUENOM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

        Column A          Column B   Column C   Column D    Column E   Column F
        --------         ---------- ---------- ---------- ------------ --------
                                          Additions
                                    ---------------------
                                               Charged to              Balance
                         Balance at Charged to   Other                  at End
                         Beginning  Costs and  Accounts-- Deductions--    of
      Description        of Period   Expenses   Describe    Describe    Period
      -----------        ---------- ---------- ---------- ------------ --------
Year ended December 31,
 2000
Allowance for doubtful
 accounts...............    $ --     $ 45,000     $ --     $    --     $ 45,000
Reserve for obsolete or
 excess inventory.......    $ --     $290,443     $ --     $203,803(1) $ 86,640
Warranty reserve........    $ --     $268,543     $ --     $ 79,819(2) $188,724

- --------
(1) Write off of obsolete or excess inventory

(2) Warranty items shipped to customers

   There were no significant inventory or accounts receivable balances as of December 31, 1999 and 1998.