Form 10-Q
period 2001-03-31
SEQUENOM INC
filed 2001-05-15
CIK 1076481

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

  For the quarterly period ending March 31, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from          to
                               -------- --------

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

                 3595 John Hopkins Court, San Diego, CA 92121
                   (Address of principal executive offices)

                                (858) 202-9000
             (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) [X] Yes [_] No, and (2) has been subject to such filing requirements for the 90 days. [X] Yes [_] No

   The number of shares of the Registrant's Common Stock outstanding as of April 30, 2001 was 24,346,644.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 SEQUENOM, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------

 PART I FINANCIAL INFORMATION..........................................     3

 Item 1.  Financial Statements........................................      3

         Condensed Consolidated Balance Sheets--as of March 31, 2001
          (unaudited) and December 31, 2000...........................      3

         Condensed Consolidated Statements of Operations (unaudited)
          for the three months ended March 31, 2001 and 2000..........      4

         Condensed Consolidated Statements of Cash Flows (unaudited)
          for the three months ended March 31, 2001 and 2000..........      5

         Notes to Unaudited Condensed Consolidated Financial
          Statements..................................................      6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      7

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...     20

 PART II OTHER INFORMATION.............................................    22

 Item 2. Changes in Securities and Use of Proceeds....................     22

 Item 6. Exhibits and Reports on Form 8-K.............................     22

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                                 SEQUENOM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents........................ $ 44,986,993  $ 70,045,695
  Short-term investments, available-for-sale.......   83,658,892    68,378,050
  Accounts receivable, net.........................    5,750,140     4,267,238
  Inventories, net.................................    3,345,388     2,923,218
  Other current assets and prepaid expenses........    9,440,460     8,399,905
                                                    ------------  ------------
    Total current assets...........................  147,181,873   154,014,106
Equipment and leasehold improvements, net..........    9,580,565     8,117,600
Other assets.......................................    3,830,328     4,130,178
                                                    ------------  ------------
    Total assets................................... $160,592,766  $166,261,884
                                                    ============  ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses............ $ 10,647,357  $  8,707,810
  Deferred revenue ................................    9,275,902     9,830,430
  Current portion of capital lease obligations.....      992,574       957,042
                                                    ------------  ------------
    Total current liabilities......................   20,915,833    19,495,282
Deferred revenue, less current portion.............      250,000       750,000
Capital lease obligations, less current portion....      881,510     1,077,200

Commitments

Stockholders' equity:
  Convertible preferred stock, $.001 par value;
   5,000,000 shares authorized and no shares issued
   and outstanding.................................
  Common stock, $.001 par value; 75,000,000 shares
   authorized, 24,346,917 and 24,442,092 shares
   issued and outstanding at March 31, 2001 and
   December 31, 2000 respectively..................       24,346        24,442
Additional paid-in capital.........................  223,528,580   223,140,159
Notes receivable for stock.........................     (598,500)     (598,500)
Deferred compensation related to stock options.....   (1,327,033)   (1,551,044)
Accumulated other comprehensive income.............      339,009       314,843
Accumulated deficit................................  (83,420,979)  (76,390,498)
                                                    ------------  ------------
    Total stockholders' equity.....................  138,545,423   144,939,402
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $160,592,766  $166,261,884
                                                    ============  ============

                            See accompanying notes.

                                 SEQUENOM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                           March 31,
                                                    -------------------------
                                                       2001          2000
                                                    -----------  ------------
                                                          (Unaudited)
Revenues:
  Products......................................... $ 3,709,565  $  1,450,525
  Services.........................................   1,470,925           --
  Research and development grants..................      67,026       124,141
                                                    -----------  ------------
    Total revenues.................................   5,247,516     1,574,666
Costs and expenses:
  Cost of product and service revenue..............   4,152,238     1,028,454
  Research and development.........................   5,289,774     4,236,529
  Selling, general and administrative..............   4,526,461     5,212,372
  Amortization of deferred compensation............     291,322     2,497,803
                                                    -----------  ------------
    Total costs and expenses.......................  14,259,795    12,975,158
                                                    -----------  ------------
Loss from operations...............................  (9,012,279)  (11,400,492)
Interest income....................................   2,087,963     1,539,415
Interest expense...................................     (73,386)   (4,479,620)
Other (expense)/income, net........................     (32,779)       15,987
                                                    -----------  ------------
Net loss........................................... $(7,030,481) $(14,324,710)
                                                    ===========  ============
Historical net loss per share, basic and diluted... $     (0.29) $      (0.85)
                                                    ===========  ============
Weighted average shares outstanding, basic and
 diluted...........................................  24,317,175    16,803,894
                                                    ===========  ============
Pro forma net loss per share, basic and diluted....              $      (0.65)
                                                                 ============
Pro forma weighted average shares outstanding,
 basic and diluted.................................                22,057,958
                                                                 ============


                            See accompanying notes.

                                 SEQUENOM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                                           (Unaudited)
Operating activities
Net loss..........................................  $ (7,030,481) $(14,324,711)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Non-cash items..................................     1,816,954     9,342,898
Changes in operating assets and liabilities:
  Inventories.....................................      (467,415)     (364,518)
  Accounts receivable.............................    (1,583,777)   (1,078,994)
  Other current assets............................    (1,071,994)    1,283,543
  Other assets....................................       299,850         5,102
  Accounts payable and accrued expenses...........     1,729,361     1,285,041
  Deferred revenue................................    (1,054,529)          --
  Other liabilities...............................       345,335           --
                                                    ------------  ------------
Net cash used in operating activities.............    (7,016,696)   (3,851,639)

Investing activities
Purchase of equipment and leasehold improvements..    (2,979,199)     (474,143)
Net change in marketable investment securities....   (15,124,844)   (4,201,428)
                                                    ------------  ------------
Net cash used in investing activities.............   (18,104,043)   (4,675,571)

Financing activities
Net payments on capital lease obligations.........      (160,158)     (107,694)
Repayment of long-term debt.......................                  (3,090,870)
Net proceeds from initial public offering.........           --    144,056,842
Proceeds from sale of stock to consultants........           --      1,486,827
Proceeds from exercise of stock options and ESPP
 purchases........................................       245,324       274,418
                                                    ------------  ------------
Net cash provided by financing activities.........        85,166   142,619,523
Net increase (decrease) in cash and cash
 equivalents......................................   (25,035,573)  134,092,313
Effect of exchange rate changes on cash and cash
 equivalents......................................       (23,129)     (134,760)
Cash and cash equivalents at beginning of period..    70,045,695     5,200,734
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $ 44,986,993  $139,158,287
                                                    ============  ============

Supplemental schedule of non-cash investing and
 financing activities:
Conversion of Preferred Stock to Common Stock.....  $        --   $ 56,793,947
                                                    ============  ============
Conversion of long-term debt and interest payable
 to Common Stock..................................  $        --   $  7,387,010
                                                    ============  ============
Supplemental disclosure of cash flow information:
Interest paid.....................................  $     73,387  $     98,538
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

   The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the SEQUENOM's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission ("SEC").

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

   Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock and long-term debt that automatically converted upon the closing of the Company's initial public offering in February 2000 (using the as-if converted method from the original date of issuance) and reflects the elimination of interest expense on the debt which was converted.

(4) New Accounting Pronouncements

   The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The adoption of the SFAS No. 133 did not have a significant effect on its results of operations or financial position as the Company does not engage in activities covered by SFAS No. 133.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Form 10-Q may contain forward-looking statements. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "will," "intend" and "expect" and similar expressions identify forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied, by any such forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Form 10-Q, included under the heading "Risks and Uncertainties." In addition, the "Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission should be taken into consideration. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q. We are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

   We are a genomics company that develops and commercializes technologies, products, and services to accelerate the discovery of new genetics-based diagnostics, drugs and therapies. Our core technology components include the MassARRAY system for genetic variation and drug target validation, a broad portfolio of SNP assays and diverse human populations. These components represent enabling technology advancements that allow us to screen virtually all human genes in relation to all diseases across large human populations. Using these technologies in house and in partnerships, we are generating a portfolio of candidate disease gene markers associated to major human health disorders, including cardiovascular disease, cancer, diabetes, stress and obesity.

   Since we began operations in 1994, we have devoted substantially all of our resources to the development and application of products, technologies and services to analyze genetic variations, or single nucleotide polymorphisms
(SNPs), and, more recently, to determine their association to disease. Our products include the MassARRAY system, disposable MassARRAY kits consisting of SpectroCHIPs and reagents, a SNP assay portfolio and a disease gene portfolio. Our services include assay design for MassARRAY customers, in-house validation projects using our MassARRAY system and disease association studies using our proprietary DNA banks. We are also using the MassARRAY technology to identify the medical utility of genes and develop SNP panels based on the correlation of SNPs to specific diseases.

   We sold our first product, the MassARRAY system, in January 2000. Through March 31, 2001, we have commercially placed a total of 29 systems with leading companies and institutions. We currently sell our products to genomics, pharmacogenomics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through March 31, 2001 our product revenues consisted of revenues from the sale of MassARRAY systems, MassARRAY kits and proprietary software, which is sold separately from the MassARRAY system. The MassARRAY kits are used in the operation of the MassARRAY system. Our service revenues consisted of SNP validation services, with revenue recognized as phases of the projects were completed. We anticipate that revenues from our collaborations with third parties will become an increasingly important component of our service revenues in the future.

   Since our inception, we have incurred significant losses. As of March 31, 2001, we had an accumulated deficit of $83.4 million as compared to an accumulated deficit of $57.8 million for the same period in 2000. As we increase our production, due to demand and increased product sales, we expect to incur substantial expenditures related to sales and marketing expenses and general administrative overhead. Our cost of product and service revenues includes the materials, labor and overhead expenses related to the production of and assembly of our products and the services we provide. Our research and development expenses will be an integral part in expanding our business and will therefore increase appreciably with new product lines. We expect to incur losses for the foreseeable future, and expect all expenses to increase, as we expand development and commercialization of new information-based products, establish a high throughput genotyping center, and fully implement our SNP validation business strategies. Our move in March 2001 to expanded facilities in San Diego has also added to our expenses. If we are unable to lease our old facilities in San Diego, we may incur costs of approximately $1.0 million relating to exiting the lease agreement for our old facilities.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

Revenues

   Total revenues increased to $5.2 million for the three months ended March 31, 2001, from approximately $1.6 million in the same period of the prior year. Product revenues were $3.7 million for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2000. These revenues were derived from the sale of MassARRAY systems and disposable kits containing our proprietary SpectroCHIP. During the quarter, we placed 7 of our MassARRAY systems and continued to sell our disposables to customers who already have our system. Service revenues were $1.5 million for the quarter ended March 31, 2001. These revenues consisted of completion of significant phases in SNP validation projects.

   Research and development grant revenues were approximately $67,000 for the quarter ended March 31, 2001 compared to approximately $124,000 for the same period of the prior year.

Research and development expenses

   Research and development expenses increased to $5.3 million in the quarter ended March 31, 2001, from $4.2 million in the same period of 2000. These expenses consist primarily of salaries and related personnel costs, and materials and other costs related to product development. The expenses in 2001 consisted of approximately $3.2 from personnel costs associated with recruiting and hiring additional research and development personnel, and approximately $2.1 million from material costs and other product development costs. $1.3 million of the expenses in 2000 consisted of a charge from forgiveness of loans granted to executives in 1999 in connection with the exercise of stock options.

Selling, general and administrative expenses

   Selling, general and administrative expenses decreased to $ 4.5 million for the three months ended March 31, 2001, from $5.2 million in the same period of 2000. The expenses in 2001 consist primarily of salaries and related costs for executive, sales, business development, finance and other administrative personnel, and general and patent-related legal expenses. Approximately $1.6 of the expenses resulted from hiring selling, general and administrative personnel and approximately $2.9 from expenses associated with our facilities. Approximately $2.5 million of the expenses in 2000 consisted of a charge from forgiveness of loans granted to executives in 1999 in connection with the exercise of stock options.

Amortization of deferred stock-based compensation

   Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the three months ended March 31, 2001, we recorded amortization of deferred stock compensation totaling approximately $291,000 compared to $2.5 million in the same period of 2000. The deferred compensation is being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows:$939,000 in 2001, $432,000 in 2002, and $187,000 in 2003.

Interest income

   Interest income increased to approximately $2.1 million for the quarter ended March 31, 2001 from approximately $1.5 in the same period of 2000. The increase resulted from higher average balances of cash and cash equivalents and short-term investments, from the investment of the net proceeds from our initial public offering in February 2000.

Interest expense

   Interest expense was approximately $73,000 in the quarter ended March 31, 2001 compared to approximately $4.5 million in the same period of 2000. The decrease was a result of long-term debt being repaid and converted to common stock upon the completion of our initial public offering in February 2000, leaving only capital lease obligations outstanding. The $4.5 million is comprised of approximately $4.8 million of non-cash interest expense recorded upon conversion of debt of $2.2 million (4.0 million German deutsche marks exchanged at a rate of 1.84 deutsche marks per 1 US dollar) into common stock and approximately $100,000 of interest related to capital lease obligations, offset in part by approximately $400,000 of a non-cash gain recorded upon issuance of common stock to extinguish long-term interest payable.

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

Liquidity and capital resources

   In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million. At March 31, 2001, cash, cash equivalents and short-term investments totaled $128.6 million compared to $159.7 million at March 31, 2000. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

   Cash used in operations for the quarter ended March 31, 2001 was $7.0 million compared with $3.9 million for the same period in 2000. A net loss of $7.0 million for the three months ended March 31, 2001 was partially offset by non-cash charges of $1.4 million for depreciation and amortization expense, $367,000 for amortization of deferred compensation and we used approximately $1.8 million for changes in operating assets and liabilities. Investing activities, other than the changes in our short-term investments, consumed $2.9 million in cash during the first quarter of 2001 due to expenditures for leasehold improvements at our new facility and laboratory equipment.

   Cash provided by financing activities was $85,000 for the quarter ended March 31, 2001 compared to $142.6 million for the same period in 2000. Financing activities in 2001 included the receipt from proceeds from the exercise of stock options and ESPP purchases, offset by net payments on our capital lease. During the same period of 2000, we received $145.8 from financing activities, including $144.1 million of which was received from the sale of common stock in our initial public offering, which was partially offset by $3.2 million repayment of long-term debt and capital lease obligations.

   Working capital decreased to $126.3 million at March 31, 2001 from $155.7 million at March 30, 2000. The decrease in working capital was principally due to our use of cash in operations.

   As of March 31, 2001, we had an aggregate of $1.9 million in future obligations of principal payments under capital leases, $1.0 million of which we plan to repay within the next year.

   Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next

12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

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

   We have a $25.0 million bank line of credit, all of which is available for borrowing. In addition, we have established an $8.0 million capital equipment financing agreement, $6.1 million of which was available for utilization at March 31, 2001. We have no commitments for any additional financings. If additional funds are required and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

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

   We have experienced significant operating losses in each period since inception, and we expect these losses to continue. It is uncertain when, if ever, we will become profitable. As of March 31, 2001, our accumulated deficit was $83.4 million. Our losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. These costs have exceeded revenues and interest income in each period since inception. We have generated revenues principally from MassARRAY system and disposable sales, validation services and government research grants. We expect to incur increasing operating losses as a result of expenses associated with production, marketing and sales, research and product development and selling, general and administrative costs.

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

   In particular, our revenues and operating results are unpredictable because the sales cycle for our MassARRAY and service products is lengthy. Our revenues and operating results depend to a large extent on the number and timing of MassARRAY system placements that we make during the quarter and the duration of revenue generating license agreements and collaborative programs with partners. We expect to recognize a substantial portion of our quarterly revenues in the last month of a quarter, with a concentration of these revenues in the last weeks or days of the third month. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of our future revenues. Any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter to quarter and could result in increased operating losses.

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

   We are currently expanding our business to run multiple assays and validate SNPs at our facilities for some of our customers. To do this, we recently leased additional facilities, and will need to purchase equipment and hire additional personnel. If we are unable to successfully implement or manage an expanded business, or are delayed in doing so, our relationships with our customers may be harmed.

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

   Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several early stage companies are currently making or developing products that compete with or will compete with our products. Our competitors may develop or market technologies, products or services that are more effective or commercially attractive than our current or future products and services, or that may render our technologies and products obsolete. We may also compete against some of our customers, which may adversely affect our relationships with them.

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

   We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies and governmental and other research institutions. Accordingly, our success will depend upon their demand for our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays may result from factors such as:

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

Foreign currency rate fluctuations

   The functional currency for our German subsidiary is the deutsche mark. The German subsidiary's accounts are translated from the German deutsche mark to the US dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our German subsidiary conducts its business with customers in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiaries or transactions with our European customers. The net liabilities of our German subsidiary totaled $2.4 million at March 31, 2001. A 1% decrease in the value of the German deutsche mark relative to the US dollar would result in an approximately $24,000 unrealized foreign translation loss. As of January 2002, the functional currency of our German subsidiary will be the Euro. We do not foresee that this transition from the deutsche mark to the Euro will have a material impact on the Companys financial position.

                           PART II OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds

   On January 31, 2000, the Company's Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred through March 31, 2001 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million. Total offering expenses of approximately $12.9 million resulted in net offering proceeds to the Company of approximately $144.1 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through March 31, 2001, approximately $3.9 million has been used to payoff long-term and other debt, approximately $8.8 million to purchase equipment and improve leaseholds and approximately $45.4 million for general corporate purposes, including hiring additional personnel, development and manufacturing of products, expansion of facilities and expenses for filing and pursing patent applications. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 6 Exhibits and Reports on Form 8-K

 (a) Exhibits

   No exhibits were filed during the quarter ended March 31, 2001.

 (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                 SEQUENOM, INC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SEQUENOM, Inc.

                                                /s/ Stephen L. Zaniboni
Date: May 15, 2001                        By: _________________________________
                                                    Stephen L. Zaniboni
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                         Principal
                                             Financial and Accounting Officer)