Form 10-Q
period 2001-06-30
SEQUENOM INC
filed 2001-08-14
CIK 1076481

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

  For the quarterly period ending June 30, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       Commission File Number: 000-29101

                               ----------------

                                SEQUENOM, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                       77-0365889
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

           3595 John Hopkins Court                                 92121
            San Diego, California                                (Zip Code)

      Registrant's telephone number, including area code: (858) 202-9000

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   The number of shares of the Registrant's Common Stock outstanding as of July 31, 2001 was 24,371,852.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 SEQUENOM, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------

 PART I--FINANCIAL INFORMATION.......................................      1

 Item 1.  Financial Statements......................................       1

         Condensed Consolidated Balance Sheets......................       1

         Condensed Consolidated Statements of Operations............       2

         Condensed Consolidated Statements of Cash Flows ...........       3

         Notes to Unaudited Condensed Consolidated Financial
          Statements................................................       4

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................       6

 Item 3. Quantitative and Qualitative Disclosures About Market
          Risk......................................................      19

 PART II--OTHER INFORMATION..........................................     20

 Item 2. Changes in Securities and Use of Proceeds..................      20

 Item 3. Submission of Matters to a Vote of Security Holders........      20

 Item 6. Exhibits and Reports on Form 8-K...........................      20

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                     (Unaudited)
Assets
Current assets:
  Cash and cash equivalents........................ $ 23,903,721  $ 70,045,695
  Short-term investments, available-for-sale.......   90,345,843    68,378,050
  Accounts receivable, net.........................    7,141,994     4,267,238
  Inventories, net.................................    5,113,710     2,923,218
  Deferred acquisition costs.......................      731,452           --
  Other current assets and prepaid expenses........    3,265,359     3,858,473
                                                    ------------  ------------
    Total current assets...........................  130,502,079   149,472,674
Equipment and leasehold improvements, net..........   14,202,515     8,117,600
Other assets.......................................    6,917,144     8,671,610
                                                    ------------  ------------
Total assets....................................... $151,621,738  $166,261,884
                                                    ============  ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses............ $ 11,336,022  $  8,707,810
  Deferred revenue.................................    6,903,851     9,830,430
  Current portion of capital lease obligations.....    1,497,771       957,042
                                                    ------------  ------------
    Total current liabilities......................   19,737,644    19,495,282
Deferred revenue, less current portion.............    1,000,000       750,000
Capital lease obligations, less current portion....      909,213     1,077,200

Stockholders' equity:
  Convertible preferred stock, par value $0.001;
   5,000,000 shares authorized and no shares issued
   and outstanding.................................          --            --
  Common stock, par value $0.001; 75,000,000 shares
   authorized, 24,365,850 and 24,442,092 shares
   issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively.................       24,366        24,442
Additional paid-in capital.........................  223,557,215   223,140,159
Notes receivable for stock.........................     (615,384)     (598,500)
Deferred compensation related to stock options.....   (1,003,272)   (1,551,044)
Accumulated other comprehensive income.............      123,522       314,843
Accumulated deficit................................  (92,111,566)  (76,390,498)
                                                    ------------  ------------
    Total stockholders' equity.....................  129,974,881   144,939,402
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $151,621,738  $166,261,884
                                                    ============  ============

                            See accompanying notes.

                                 SEQUENOM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three months ended          Six months ended
                                  June 30,                   June 30,
                          -------------------------  --------------------------
                              2001         2000          2001          2000
                          ------------  -----------  ------------  ------------
                                (Unaudited)                 (Unaudited)
Product revenue.........  $  5,007,282  $ 1,806,775  $  8,716,847  $  3,257,300
Services................     2,311,389          --      3,782,314           --
Research and development
 grants.................        35,549      132,945       102,575       257,086
                          ------------  -----------  ------------  ------------
  Total revenues........     7,354,220    1,939,720    12,601,736     3,514,386
                          ------------  -----------  ------------  ------------
Costs and expenses:
Cost of product and
 service revenue........     5,045,102    1,098,283     9,197,340     2,126,737
Research and
 development............     6,814,512    3,784,806    12,104,286     8,021,335
Selling, general and
 administrative.........     5,508,124    4,605,733    10,034,585     9,818,105
Amortization of deferred
 compensation...........       249,614      491,892       540,936     2,989,695
                          ------------  -----------  ------------  ------------
  Total costs and
   expenses.............    17,617,352    9,980,714    31,877,147    22,955,872
                          ------------  -----------  ------------  ------------
Loss from operations....   (10,263,132)  (8,040,994)  (19,275,411)  (19,441,486)
Interest income.........     1,638,877    2,457,846     3,726,840     3,997,261
Interest expense........       (74,934)     (67,789)     (148,320)   (4,547,409)
Other income (expense),
 net....................         8,602        7,129       (24,177)       23,116
                          ------------  -----------  ------------  ------------
Net loss................  $ (8,690,587) $(5,643,808) $(15,721,068) $(19,968,518)
                          ============  ===========  ============  ============
Historical net loss per
 share, basic and
 diluted................  $      (0.36) $     (0.23) $      (0.65) $      (0.97)
                          ============  ===========  ============  ============
Weighted average shares
 outstanding, basic and
 diluted................    24,356,766   24,277,843    24,347,069    20,642,589
                          ============  ===========  ============  ============
Pro forma net loss per
 share, basic and
 diluted................                                           $      (0.86)
                                                                   ============
Pro forma weighted
 average shares
 outstanding, basic and
 diluted................                                             23,200,501
                                                                   ============


                            See accompanying notes.

                                 SEQUENOM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six months ended June 30,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                                           (Unaudited)
Operating activities
Net loss..........................................  $(15,721,068) $(19,968,518)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Non-cash items..................................     3,728,260    11,982,854
Changes in operating assets and liabilities:
  Inventories.....................................    (2,236,752)   (1,225,483)
  Accounts receivable.............................    (3,060,717)   (2,123,233)
  Other current assets............................     4,393,476     1,058,611
  Other assets....................................    (2,786,966)     (459,460)
  Accounts payable and accrued expenses...........       127,712     1,253,565
                                                    ------------  ------------
Net cash used in operating activities.............   (15,556,055)   (9,481,664)

Investing activities
Purchase of equipment and leasehold improvements..    (9,223,987)   (2,859,973)
Net change in marketable investment securities....   (21,832,109)  (25,666,559)
                                                    ------------  ------------
Net cash used in investing activities.............   (31,056,096)  (28,526,532)

Financing activities
Net borrowings (payments) on capital lease
 obligations......................................       372,741      (156,860)
Repayment of long-term debt.......................           --     (3,090,870)
Proceeds from issuance of common stock............       273,979   145,754,401
                                                    ------------  ------------
Net cash provided by financing activities.........       646,720   142,506,671
                                                    ------------  ------------
Net (decrease) increase in cash and cash
 equivalents......................................   (45,965,431)  104,498,475
Effect of exchange rate changes on cash and cash
 equivalents......................................      (176,544)      (21,343)
Cash and cash equivalents at beginning of period..    70,045,695     5,200,734
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $ 23,903,720  $109,677,866
                                                    ============  ============

Supplemental schedule of noncash investing and
 financing activities:
Conversion of preferred stock.....................  $        --   $ 56,793,947
                                                    ============  ============
Conversion of debt and interest payable to common
 stock............................................  $        --   $  7,387,010
                                                    ============  ============
Supplemental disclosure of cash flow information:
Interest paid.....................................  $    124,464  $    166,327
                                                    ============  ============



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

   The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts in the December 31, 2000 balance sheet have been reclassified to conform with current year presentation.

   These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the SEQUENOM's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission ("SEC").

(2) Comprehensive Income (Loss)

   Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity.

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

(4) New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30,

2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Form 10-Q contains forward-looking statements. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "will," "intend" and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by any such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Form 10-Q, included under the heading "Risks and Uncertainties." In addition, the "Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC and the "Risk Factors" discussed in the Company's proxy statement for its special meeting of stockholders filed with the SEC on July 19, 2001 should be taken into consideration. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in the Form 10-K and proxy statement. We are under no obligation to update any forward-looking statement, whether as a result of new, future events or otherwise.

Overview

   We are a genomics company that develops and commercializes technologies, products, and services to accelerate the discovery of new genetics-based diagnostics, drugs and therapies. Our core technology components include the MassARRAY(TM) system for genetic variation and drug target validation, a broad portfolio of single nucleotide polymorphisms (SNP) assays and diverse human population samples. These components represent enabling technology advancements that we believe should allow us to identify genes that affect the health of large portions of the human population. Using these technologies in house and in partnerships, we are generating a portfolio of candidate disease gene markers associated to major human health disorders, including cardiovascular disease, cancer, diabetes, stress and obesity.

   In May 2001, we announced a proposed merger with Gemini Genomics, a company based in the United Kingdom. Under the terms of the agreement, holders of Gemini Genomics ordinary shares will receive 0.2000 of a share of newly issued SEQUENOM common stock in exchange for each ordinary share of Gemini Genomics. Holders of Gemini Genomics American Depository Shares (ADSs) will receive
0.4000 of a share of newly issued SEQUENOM common stock in exchange for each Gemini Genomics ADS. As a result of this transaction, SEQUENOM expects to issue approximately 12.9 million shares and assume outstanding options and warrants, equivalent to approximately 1.5 million additional shares. The transaction, which is expected to close in the third quarter of 2001, will be accounted for using the purchase method of accounting. The transaction is subject to approval by Gemini Genomics shareholders and SEQUENOM stockholders. The special meeting of SEQUENOM stockholders is scheduled to be held on August 23, 2001. The transaction is also subject to the approval of the High Court of Justice in England and Wales and the satisfaction or waiver of various other conditions. We expect that the merger with Gemini will expand our ability to perform disease gene association and genetic marker validation studies. We believe this will provide a pipeline of validated genes for downstream development of diagnostic and therapeutic products.

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

   We commenced sales of our first product, the MassARRAY system, in January 2001. Through June 30, 2001, we have placed a total of 38 systems with leading companies and institutions. We have sold our products to genomics, pharmacogenomics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through June 30, 2001 our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY kits used in the operation of our MassARRAY systems and licensing of our proprietary software, which is licensed separately from the MassARRAY system. Our service revenues consisted of SNP validation services, with revenue recognized as phases of the projects were completed. We anticipate that revenues from our collaborations with third parties will become an increasingly important component of our service revenues in the future.

   Since our inception, we have incurred significant losses. As of June 30, 2001, we had an accumulated deficit of $92.1 million. As we increase our production, to meet increasing demand and product sales, we expect to incur substantial expenditures related to sales and marketing expenses and general administrative overhead. Our cost of product and service revenues includes the materials, labor and overhead expenses related to the production and assembly of our products and the provision of our services. Our research and development expenses will be an integral part in expanding our business and will therefore increase appreciably with new product lines. We expect to incur losses for the foreseeable future, and expect all expenses to increase, as we expand development and commercialization of new information-based products, establish a high throughput genotyping center, and fully implement our SNP validation business strategies. Our move in March 2001 to expanded facilities in San Diego has also added to our expenses. If we are unable to sublease our old facilities in San Diego, we may incur costs of approximately $1.0 million relating to terminating the lease agreement for our old facilities. If the proposed merger with Gemini is approved, we expect integration expenses of approximately $22 million. These expenses include transaction, restructuring and associated tax liability costs. As of June 30, 2001, we had incurred approximately $730,000 of merger related costs.

Results of Operations

 Revenues

   Total revenues for the three and six months ended June 30, 2001 were $7.4 million and $12.6 million, respectively, compared to $1.9 million and $3.5 million, respectively, for the same periods of 2000.

   Product related revenues for the three and six months ended June 30, 2001 were $5.0 million and $8.7 million, respectively, compared to $1.8 million and $3.3 million, respectively for the same periods of 2000. We placed nine of our MassARRAY systems during the quarter, compared to seven systems in the same period of the prior year. We placed 16 systems in the six month period ended June 30, 2001 compared to ten systems in the same period of the prior year.

   Service revenues for the three and six months ended June 30, 2001 were $2.3 million and $3.8 million, respectively, compared to no revenues from services in the same periods of 2000. These revenues consisted of completion of significant phases in SNP validation projects.

 Cost of product and service revenues

   Total cost of product and service revenues for the three and six months ended June 30, 2001 were $5.0 million and $9.2 million, respectively, compared to $1.1 million and $2.1 million, respectively, for the same periods of 2000. Gross margin for the three months ended June 30, 2001 was 31%, compared to 39% for the same period of the prior year. Gross margin for the six months ended June 30, 2001 was 26%, compared to 35% for the same period of the prior year. Gross margins decreased in both the three month and six month period due to the increase in our lower margin service revenue in 2001. Generally, we expect our service revenue to decrease our overall gross margin, as a portion of the value of these services is based on the downstream sharing of the intellectual property that arises from the information provided by our services.

 Research and development expenses

   Research and development expenses for the three and six months ended June 30, 2001 were $6.8 million and $12.1 million, respectively, compared to $3.8 million and $8.0 million, respectively, in the same periods of the prior year. During the second quarter and first half of 2001, our expenses increased in comparison to the same periods in the prior year as we entered into new collaborations and expanded existing collaborations primarily related to acceleration of SNP validation at our high throughput facility.

 Selling, general and administrative expenses

   Selling, general and administrative expenses for the three and six months ended June 30, 2001 were $5.5 million and $10.0 million, respectively, compared to $4.6 million and $9.8 million, respectively, in the same periods of the prior year. Included in the 2000 amounts were $1.0 million of costs associated with the transition of Dr. Hubert Koster from President and CEO to Vice Chairman of the Board of Directors in the second quarter of 2000, and a $2.5 million charge in the first quarter of 2000 from the forgiveness of loans granted to executives in connection with stock option exercises. The overall increases in both the three month and six month period resulted from the increase in our sales and marketing activities, expenses associated with pursuing patents on the intellectual property we have developed, and costs related to forming, supporting and expanding our collaborations.

 Amortization of deferred compensation

   Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. Amortization of this amount for the three and six months ended June 30, 2001 was approximately $250,000 and approximately $540,000, respectively, compared to approximately $492,000 and $3.0 million, respectively, for the same periods in the prior year. The deferred compensation is being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record the amortization of deferred compensation as follows: $398,000 during the remainder of 2001, $432,000 during 2002, and $187,000 during 2003.

 Interest income

   Interest income for the three month and six month period ended June 30, 2001 was $1.6 million and $3.7 million, respectively, compared to $2.5 million and $4.0 million, respectively, in the same periods of the prior year. The decrease in both the three and six month periods resulted from lower average balances of cash, cash equivalents and short-term investments as a result of the use of cash to fund our operations and slightly lower interest rates.

 Interest expense

   Interest expense for the three month and six month period ended June 30, 2001 was approximately $75,000 and approximately $148,000, respectively, compared to approximately $68,000 and $4.5 million, respectively, in the same periods of the prior year. The $4.5 million was comprised of approximately $100,000 of interest related to capital lease obligations, $4.8 million of non-cash interest expense recorded upon conversion of debt of German deutsche mark 4 million (approximately $2.0 million) into common stock, offset by approximately $400,000 of non-cash gain recorded upon issuance of common stock to extinguish long-term interest payable. Interest expense in all other periods related only to capital lease obligations.

Liquidity and Capital Resources

   In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million. At June 30, 2001, cash, cash equivalents and short-term investments totaled $114.2 million. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts. Our working capital was $110.8 million at June 30, 2001.

   Cash used in operations for the six months ended June 30, 2001 was $15.6 million compared with $9.5 million for the same period in 2000. The net loss of $15.7 million for the six months ended June 30, 2001 was partially offset by non-cash charges of $3.0 million for depreciation and amortization expense, approximately $692,000 for amortization of deferred compensation and approximately $900,000 for changes in operating assets and liabilities. Investing activities, other than the changes in our short-term investments, consumed $9.2 million in cash during the first six months of 2001 due to expenditures for leasehold improvements at our new facility and additional laboratory equipment associated with our high-throughput genotyping area.

   Cash provided by financing activities was approximately $647,000 for the six months ended June 30, 2001 compared to $142.5 million for the same period in 2000. Financing activities in the first six months of 2001 included the receipt from proceeds from the exercise of stock options and ESPP purchases and net borrowings under our capital lease agreement. During the same period of 2000, we received $145.8 million from the sale of common stock, which was partially offset by $3.2 million to repay long-term debt and capital lease obligations.

   As of June 30, 2001, we had an aggregate of $2.4 million in future obligations of principal payments under capital leases, $1.5 million of which we plan to repay within the next year.

   Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

  . the demand for our MassARRAY systems, consumables, software, assays and services;

  . amount of cash used in or provided by our collaborations or joint ventures;

  .  the costs and timing of obtaining new patent rights;

  .  impact of acquisitions on our cash balances; and

  .  the impact of any litigation.

   We have a $25.0 million bank line of credit, all of which is available for borrowing. In addition, we have established an $8.0 million capital equipment financing agreement, $5.5 million of which was available for utilization at June 30, 2001. We have no commitments for any additional financings. If additional funds are required and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

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

   We are a relatively new company and, for the most part, our technologies are still in the early stages of development. We have just begun to incorporate our technologies into commercial products. We need to make significant investments to ensure our products perform correctly and are cost-effective. In addition, we may need to obtain additional regulatory approvals to sell our products for future application in diagnostics. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

  . are accepted by the genomics, diagnostic or other marketplaces;

  . meet customers' demands;

  . are protected from competition by others;

  . do not infringe the intellectual property rights of others;

  . can be manufactured in sufficient quantities or at a reasonable cost; or

  . can be marketed successfully.

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

  . the cost, quality and availability of oligonucleotides, tissue samples, reagents and related components and technologies; and

  . the costs of completing the merger with Gemini and integration of the two companies' operations and businesses.

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

   We believe that period-to-period comparisons of our financial results will not be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall.

A reduction in revenues from sales of MassARRAY systems would harm our business.

   A decline in the demand for MassARRAY Systems would reduce our total revenues and harm our business. We expect that sales of MassARRAY systems will continue to account for a substantial portion of our total revenues for the foreseeable future. The following factors may reduce the demand for MassARRAY systems:

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

   A number of potential applications of our MassARRAY technology will require significant enhancements in our core technology, including adaptation of our software and further miniaturization. In addition, we need to enhance our population-based DNA bank, expand databases for determining the medical importance of SNPs and rapidly design assays for SNP analysis in sufficient quantities to meet the high throughput that we expect our future customers will require. If we are unable to complete the development, introduction or scale-up of the manufacturing of any product or of the genotyping facility, or if any of our products does not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our products and services into the marketplace.

We may not be able to expand our business to offer services to our customers.

   We are currently expanding our business to run multiple assays and validate SNPs at our facilities for some of our customers. To do this, we recently leased additional facilities, and will need to purchase equipment and hire additional personnel. If we are unable to successfully implement or manage an expanded business, or are delayed in doing so, our relationships with our customers will be harmed.

We and our collaborative partners may not be successful in developing or commercializing therapeutic, diagnostic or other products using our products, services or discoveries.

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

   Some of the products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of drugs and diagnostics in the future. If we are unable to generate valuable information that can be used to develop these drugs and diagnostics, the demand for our products and services will be reduced and our business will be harmed.

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

   Sales of SpectroCHIPs and other disposables are an important source of revenue. Factors which may limit the use of SpectroCHIPs and other disposables include: failure to achieve additional sales of MassARRAY systems, the failure to achieve acceptance of our technology by our customers, the extent of our customers' level of utilization of their MassARRAY systems, and the training of customer personnel. If our customers do not purchase sufficient quantities of SpectroCHIPs and other disposables, our revenues will be lower than anticipated.

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

   We have entered into an agreement to merge with Gemini. The merger is expected to occur in the third quarter of 2001. In the future, we may acquire additional companies or technologies. Managing any acquisition will entail numerous operational and financial risks, including:

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

   We may be sued for infringing on the patent rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the licensed technology. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement.

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

Risks associated with foreign operations.

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

   We use controlled hazardous and radioactive materials in our business. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be liable for any damages that result, which could seriously harm our business. Additionally, an accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs. Such damage and expense resulting from delays, disruptions or any claims may not be covered by our insurance policies.

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

Power shortages caused by the California energy crisis could materially interrupt our operations.

   Some locations in California have experienced sporadic periods of electricity outages. This condition is expected to continue into the future and may worsen during periods of peak energy consumption in summer months. An interruption in power supplied to our facilities could disrupt the performance of our computer systems and could adversely affect our ability to store and use genetic data, identify the specific function of genes and affect our ability to conduct normal operations.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   On January 31, 2000, the Company's Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2001 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million, resulting in net offering proceeds to the Company of approximately $144.1 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through June 30, 2001, approximately $3.6 million has been used to payoff long-term and other debt, approximately $24.3 million to purchase equipment and approximately $60.0 million for general corporate purposes, including hiring additional personnel, expansion of facilities, development and manufacturing of products, and expenses for filing and pursing patent applications. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

 Long-Term Debt

   Prior to our initial public offering in February 2001, we had long-term debt denominated in German deutsche marks. We converted approximately half of this debt into common stock upon the closing of the IPO and repaid the rest of this debt in cash from the IPO.

 Foreign Currency Rate Fluctuations

   The functional currency for our German subsidiary is the deutsche mark. The German subsidiary's accounts are translated from the deutsche mark to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our German subsidiary conducts its business with customers in local European currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our German subsidiaries or transactions with our European customers. The net tangible assets of our German subsidiary, excluding intercompany debt, were $2.8 million at June 30, 2001. A 1% decrease in the value of German deutsche marks relative to the U.S. dollar would result in approximately a $28,000 unrealized foreign translation loss.

Item 4. Submission of Matters to a Vote of Security Holders

   Sequenom held its Annual Meeting of Stockholders on June 1, 2001. Out of 24,346,644 shares of common stock entitled to vote at such meeting, there were present in person or represented by proxy 15,764,081 shares. At the Annual Meeting, the stockholders of Sequenom approved the following matters:

  (a) The election of Kris Venkat and Antonius Schuh as Class I directors of Sequenom to serve until the 2004 annual meeting. The vote for the nominated directors was as follows:

    Kris Venkat, 15,565,547 votes cast for and 198,534 votes withheld; Antonius Schuh, 15,625,547 votes cast for and 138,534 votes withheld.

  (b) Ratification of the appointment of Ernst & Young LLP as the independent auditors of Sequenom for the year ending December 31, 2001. 15,748,628 votes were cast for approval, 10,071 votes were cast against, 5,382 votes were abstained and there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   10.50* Transaction Agreement, dated May 29, 2001 between Registrant and
          Gemini Genomics.

        * Incorporated by reference to the Registrant's proxy statement for its special meeting of stockholders filed with the SEC on July 19, 2001.

   (b) Reports on Form 8-K

   A current report on Form 8-K was filed on May 29, 2001. The report includes information regarding the proposed merger with Gemini and did not include any financial statements.

                                 SEQUENOM, INC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SEQUENOM, Inc.

Date: August 14, 2001                          /s/ Stephen L. Zaniboni
                                          By: _________________________________
                                                   Stephen L. Zaniboni
                                          Chief Financial Officer (Duly
                                           Authorized Officer and Principal
                                           Financial and Accounting Officer)