Form 10-Q
period 2001-09-30
SEQUENOM INC
filed 2001-11-14
CIK 1076481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ending September 30, 2001

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        Commission File Number: 000-29101

                                 SEQUENOM, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 77-0365889
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

         3595 John Hopkins Court                          92024
          San Diego, California                         (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (858) 202-9000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of the Registrant's Common Stock outstanding as of October 31, 2001 was 37,357,729.

                                 SEQUENOM, INC.

                                      INDEX

                                                                      Page No.
                                                                      -------
PART I - FINANCIAL INFORMATION                                           1

Item 1.  Financial Statements                                            1

CONDENSED CONSOLIDATED BALANCE SHEETS                                    1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                          2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                          3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     25

PART II - OTHER INFORMATION                                             25

Item 2.  Changes in Securities and Use of Proceeds                      25

Item 4.  Submission of Matters to a Vote of Security Holders            26

Item 6.  Exhibits                                                       27

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     December 31,
                                                                          2001              2000
                                                                      -------------    -------------
                                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents, restricted cash                         $  73,841,616    $  70,045,695
   Short-term investments, available-for-sale                            86,347,473       68,378,050
   Accounts receivable, net                                              11,636,562        4,267,238
   Inventories, net                                                       6,631,085        2,923,218
   Other current assets and prepaid expenses                              8,110,058        3,858,473
                                                                      -------------    -------------
 Total current assets                                                   186,566,794      149,472,674

Equipment and leasehold improvements, net                                18,782,153        8,117,600
Other assets                                                            169,697,690        8,671,610
                                                                      -------------    -------------
 Total assets                                                         $ 375,046,637    $ 166,261,884
                                                                      =============    =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                              $  31,817,801    $   8,707,810
   Deferred revenue                                                       6,802,065        9,830,430
   Current portion of debt and capital lease obligations                  1,128,873          957,042
                                                                      -------------    -------------
Total current liabilities                                                39,748,739       19,495,282

Deferred revenue, less current portion                                    1,150,000          750,000
Debt and capital lease obligations, less current portion                  3,792,732        1,077,200

Stockholders' equity:
   Convertible preferred stock, par value $0.001;  5,000,000 shares
     authorized and no shares issued and outstanding                           --               --
   Common stock, par value $0.001; 75,000,000 shares authorized,
      37,357,642 and 24,442,092 shares issued and outstanding at
       September  30, 2001 and December 31, 2000, respectively

                                                                             37,358           24,442
   Additional paid-in capital                                           457,475,516      223,140,159
   Notes receivable for stock                                              (399,843)        (598,500)
   Deferred compensation related to stock options                          (788,775)      (1,551,044)
   Accumulated other comprehensive income                                   575,663          314,843
   Accumulated deficit                                                 (126,544,753)     (76,390,498)
                                                                      -------------    -------------
Total stockholders' equity                                              330,355,166      144,939,402
                                                                      -------------    -------------
Total liabilities and stockholders' equity                            $ 375,046,637    $ 166,261,884
                                                                      =============    =============

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended              Nine months ended
                                                               September 30,                  September 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000
                                                       ----------------------------    ----------------------------
                                                               (Unaudited)                     (Unaudited)
Revenues:
Product related                                        $  6,238,759    $  2,283,962    $ 14,955,606    $  5,543,800
Services                                                  2,485,090         500,000       6,267,404         500,000

Research and development grants                              80,585            --           183,160         254,548
                                                       ------------    ------------    ------------    ------------
                      Total revenues                      8,804,434       2,783,962      21,406,170       6,298,348
                                                       ------------    ------------    ------------    ------------

Costs and expenses:
Cost of product and service revenue                       5,361,297       1,658,446      14,558,637       3,785,183
Research and development                                  8,537,212       4,328,087      20,641,498      12,349,422
Selling, general and administrative                       5,642,603       4,118,581      15,677,187      13,936,686
In-process research and development                      24,920,000            --        24,920,000            --
Amortization of deferred compensation                       214,498         407,838         755,434       3,397,533
                                                       ------------    ------------    ------------    ------------
                     Total costs and expenses            44,675,610      10,512,952      76,552,756      33,468,824
                                                       ------------    ------------    ------------    ------------

Loss from operations                                    (35,871,176)     (7,728,990)    (55,146,586)    (27,170,476)

Interest income                                           1,424,847       2,412,331       5,151,687       6,409,593
Interest expense                                            (39,017)        (82,352)       (187,338)     (4,629,761)
Other income, net                                            52,159             408          27,982          23,524
                                                       ------------    ------------    ------------    ------------
Net loss                                               $(34,433,187)   $ (5,398,603)   $(50,154,255)   $(25,367,120)
                                                       ============    ============    ============    ============

Historical net loss per share, basic and diluted       $      (1.37)   $      (0.22)   $      (2.04)   $      (3.01)
                                                       ============    ============    ============    ============
Weighted average shares outstanding, basic and
   diluted                                               25,098,290      24,330,513      24,600,228       8,414,073
                                                       ============    ============    ============    ============
Pro forma net loss per share, basic and diluted        $      (1.37)   $      (0.22)   $      (2.04)   $      (1.08)
                                                       ============    ============    ============    ============
Pro forma weighted average shares outstanding, basic
   and diluted                                           25,098,290      24,330,513      24,600,228      23,551,819
                                                       ============    ============    ============    ============

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine months ended
                                                                                September 30,
                                                                       ------------------------------
                                                                            2001              2000
                                                                       --------------   -------------
                                                                                   (Unaudited)
Operating activities
Net loss                                                               $ (50,154,255)   $ (25,367,120)
Adjustments to reconcile net loss to net cash used in operating activities:
   Non-cash items                                                         29,922,466       12,284,410
Changes in operating assets and liabilities:
   Accounts receivable                                                    (7,287,555)     (13,567,163)
   Inventories                                                            (3,311,566)      (2,206,059)
   Other current assets                                                   (1,134,310)      (6,056,618)
   Other assets                                                           (1,749,105)      (2,455,406)
   Accounts payable and accrued expenses                                   8,679,490        7,116,825
   Deferred revenue                                                       (2,628,366)      10,013,196
                                                                       -------------    -------------
Net cash used in operating activities                                    (27,663,201)     (20,237,935)

Investing activities
Purchase of equipment and leasehold improvements                         (12,886,345)      (3,031,071)
Net change in marketable investment securities                           (17,477,344)     (33,048,834)
Cash received from purchase acquisition                                   61,350,477             --
                                                                       -------------    -------------
Net cash provided by (used in) investing activities                       30,986,788      (36,079,905)

Financing activities
Net borrowings on capital lease obligations                                  137,363          179,295
Repayment of long-term debt                                                     --         (3,090,870)
Proceeds from issuance of common stock                                       557,206      145,843,941
                                                                       -------------    -------------
Net cash provided by financing activities                                    694,569      142,932,366
                                                                       -------------    -------------

Net increase (decrease) in cash and cash equivalents                       4,018,156       86,614,526
Effect of exchange rate changes on cash and cash equivalents                (222,235)        (148,039)
Cash and cash equivalents at beginning of period                          70,045,695        5,200,734
                                                                       -------------    -------------
Cash and cash equivalents at end of period                             $  73,841,616    $  91,667,221
                                                                       =============    =============

Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock                                          $        --      $  56,793,947
                                                                       =============    =============
Conversion of debt and interest payable to common stock                $        --      $   7,387,010
                                                                       =============    =============
Fair value of net assets acquired, net of cash                         $ 179,449,523    $        --
                                                                       =============    =============
Supplemental disclosure of cash flow information:
Interest paid                                                          $     187,338    $     248,679
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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in SEQUENOM's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission ("SEC").

(2) Inventories

Inventories at September 30, 2001 and December 31, 2000 consisted of:

                                  September 30,      December 31,
                                      2001               2000
                                  ------------       ------------
  Raw materials                   $ 5,670,607        $ 2,810,350
  Work-in-process                        --                1,976
  Finished goods                    1,051,513            197,532
                                  -----------        -----------
  Less reserves                       (91,035)           (86,670)
                                  -----------        -----------
                                  $ 6,631,085        $ 2,923,218
                                  ===========        ===========

(3) Comprehensive Income (Loss)

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

(4) Net Loss Per Share

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

(5) New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. As required by FAS 142, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company determined the purchase price of Gemini Genomics plc, which was acquired in September 2001, in accordance with EITF 99-12 which assigns a price to the shares issued based on the market price at the time of the announcement of the acquisition, which resulted in a purchase price of approximately $240.8 million. Had the Company valued the acquisition at the date that the deal was consummated in late September, the purchase price would have been approximately $120 million. Adoption of FAS 142 in the first quarter of 2002 will likely result in the Company recording a cumulative effect of a change in accounting principle to reduce the carrying value of the goodwill based on its then implied fair value.

(6) Business Combination

In September 2001, SEQUENOM completed the merger with Gemini Genomics, a company based in the United Kingdom. Under the terms of the agreement, holders of Gemini Genomics ordinary shares received 0.2000 of a share of newly issued SEQUENOM common stock in exchange for each ordinary share of Gemini Genomics. Holders of Gemini Genomics American Depository Shares (ADSs) received 0.4000 of a share of newly issued SEQUENOM common stock in exchange for each Gemini Genomics ADS. As a result of this transaction, SEQUENOM issued approximately 12.9 million shares and assumed outstanding options and warrants, equivalent to approximately 1.5 million additional shares. The transaction was accounted for using the purchase method of accounting.

In connection with this transaction, the Company conducted an independent valuation of the intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16. The total purchase price of $240.8 million is estimated to be allocated as follows (in millions):

    Net assets acquired                       $56.1
    In-process research and                    24.9
    development

    Intangible assets                          18.7
    Goodwill                                  141.1
                                             ------
                                             $240.8
                                             ======

The intangible assets are being amortized over their estimated useful lives of five years. The goodwill is not being amortized, but will be subject to an annual impairment test. At the time of acquisition, the technological feasibility of the acquired in-process research and development had not yet been established and management determined that at this time the technology has no future alternative uses and accordingly, the value assigned to in-process research and development was immediately charged to the statement of operations.

The following unaudited pro forma data reflects the combined results of operations of the Company and Gemini Genomics as if the acquisition has occurred on January 1, of the respective year ($ in thousands, except per share data):

                                                   Nine Months Ended
                                                      September 30,
                                             -----------------------------
                                                  2001           2000
                                             -------------   -------------
Revenues                                         $ 22,911        $  6,414
Net loss                                         $(41,244)       $(32,848)
Net loss per share, basic and diluted            $  (1.11)       $  (0.90)
Weighted average shares outstanding            37,313,869      36,502,655

The above pro forma data does not reflect a $24.9 million in-process research and development charge.

(7) Subsequent Event

In November 2001, the Company announced the offer of a voluntary stock option exchange program for its employees, officers and board members. Under the program, participants will be able to tender for cancellation stock options that have exercise prices equal to or greater than $10 per share for new options expected to be issued on a date which is a least six months plus one day from the date of cancellation of the tendered options. Approximately 1.9 million of the 3.3 million options currently issued and outstanding are expected to be eligible for the program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "will," "intend, "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by any such forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Form 10-Q, including under the heading

 "Risks and Uncertainties." In addition, the "Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC, and the "Risk Factors" discussed in the Company's proxy statement for its special meeting of stockholders filed with the SEC on July 19, 2001 should be taken into consideration. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-Q and in the Form 10-K and proxy statement. We are under no obligation to update any forward-looking statement, whether as a result of future events or otherwise.

OVERVIEW

We are a discovery genetics company with the tools, information and strategies for determining the medical impact of genes and genetic variations. Utilizing a novel population genetics approach, we are systematically identifying potential disease-related genes that affect significant portions of the overall population. Our core technology components include the MassARRAY(TM) system for genetic variation and drug target validation, a broad portfolio of single nucleotide polymorphisms (SNP) assays and diverse human population samples. These components represent enabling technology advancements that we believe should allow us to screen virtually all human genes in relation to all diseases across large human populations. Using these technologies in house and in partnerships, we are generating a portfolio of candidate disease gene markers associated with significant human health disorders, including cardiovascular disease, cancer, diabetes, stress and obesity. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic products to the market while maximizing the return on our drug development efforts.

In September 2001, we completed our merger with Gemini Genomics plc, a company based in the United Kingdom. Under the terms of our agreement with Gemini Genomics, holders of Gemini Genomics ordinary shares received 0.2 of a share of newly issued SEQUENOM common stock in exchange for each ordinary share of Gemini Genomics. Holders of Gemini Genomics American Depository Shares (ADSs) received
0.4 of a share of newly issued SEQUENOM common stock in exchange for each Gemini Genomics ADS. As a result of this transaction, SEQUENOM issued approximately
12.9 million shares and assumed outstanding options and warrants to purchase approximately 1.5 million additional shares. The transaction was accounted for using the purchase method of accounting. We estimate that our integration expenses will total approximately $23.0 million. These expenses include transaction and restructuring costs. As of September 30, 2001, we had incurred approximately $9.5 million of integration related costs.

Since we began operations in 1994, we have devoted substantially all of our resources to the development and application of products, technologies and services to analyze genetic variations, or SNPs, and, more recently, to determine their association with disease. Our products include the MassARRAY(TM) system, disposable MassARRAY(TM) kits consisting of SpectroCHIPs(TM) and reagents, a SNP assay portfolio and a portfolio of proprietary information on genes implicated in disease. Our services include assay design for MassARRAY(TM) customers, in-house validation projects using our MassARRAY(TM)system and disease association studies using our proprietary DNA banks. We also use the MassARRAY(TM) technology to identify the medical utility of genes and develop SNP panels based on the correlation of SNPs to specific diseases. We expect that the merger with Gemini Genomics will expand our ability to perform disease gene association and genetic marker validation studies. We believe this will provide a pipeline of validated genes for downstream development of diagnostic and therapeutic products.

We commenced sales of our first product, the MassARRAY(TM) system, in January 2000. Through September 30, 2001, we had placed a total of 48 systems with leading companies and institutions. We have sold our products to genomics, pharmacogenomics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through September 30, 2001 our product revenues consisted of revenues from the placement of MassARRAY(TM) systems, the sales of MassARRAY(TM) kits used in the operation of our MassARRAY(TM) systems and the licensing of our proprietary software, which is licensed separately from the MassARRAY(TM) system. Our service revenues consist of genetic validation services, with revenue recognized as phases of the projects were completed. We anticipate that revenues from our collaborations with third parties will become an increasingly important component of our service revenues in the future.

Since our inception, we have incurred significant losses. As of September 30, 2001, we had an accumulated deficit of $126.5 million. We expect to incur losses for the foreseeable future, and expect all expenses to increase, as we expand development and commercialization of new information-based products, complete our high-throughput genotyping center, and fully implement our genetic validation business strategies. The addition of three foreign-based Gemini Genomics subsidiaries will also result in an increase in operating costs. Beginning in 2002, we will report financial results and progress of our operations in the context of two distinct business units: SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. SEQUENOM Genetic Systems will include the Company's operations that support sales of MassARRAY(TM) systems and consumables and the provision of genetic services. SEQUENOM Pharmaceuticals will include operations relating to genetic discovery, validation of candidate genes, target discovery and ultimately diagnostic and therapeutic products.

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

Revenues
Total revenues for the three and nine months ended September 30, 2001 were $8.8 million and $21.4 million, respectively, compared to $2.8 million and $6.3 million, respectively, for the same periods in 2000.

Product related revenues for the three and nine months ended September 30, 2001 were $6.2 million and $15.0 million, respectively, compared to $2.3 million and $5.5 million, respectively, for the same periods in 2000. We placed ten of our MassARRAY(TM) systems during the quarter ended September 30, 2001, compared to three systems in the same period of the prior year. We placed 26 systems in the nine months ended September 30, 2001, compared to 16 systems in the same period of the prior year.

Service revenues for the three and nine months ended September 30, 2001 were $2.5 million and $6.3 million, respectively, compared to $500,000 and $500,000, respectively, from services in the same periods in 2000. We derived these revenues from the completion of significant phases in genetic validation projects. The number and magnitude of these projects have increased in 2001.

Research and development grant revenue for the three and nine months ended September 30, 2001 were approximately $81,000 and $183,000, respectively, compared to none and approximately $255,000 for the same periods of 2000.

Cost of product and service Revenue
Total cost of product and service revenue for the three and nine months ended September 30, 2001 were $5.4 million and $14.6 million, respectively, compared to $1.7 million and $3.8 million, respectively, for the same periods in 2000. Gross margin for the three months ended September 30, 2001 was 39%, compared to 40% for the same period of the prior year. Gross margin for the nine months ended September 30, 2001 was 31%, compared to 37% for the same period of the prior year. Gross margins decreased in both the three month and nine month period due to the increase in our lower margin service revenue in 2001. Generally, we expect our service revenue to reduce our overall gross margin initially.

Research and development expenses
Research and development expenses for the three and nine months ended September 30, 2001 were $8.5 million and $20.6 million, respectively, compared to $4.3 million and $12.3 million, respectively, in the same periods in the prior year. During the third quarter and first nine months of 2001, our expenses increased in comparison to the same periods in the prior year as we entered into new collaborations and expanded existing collaborations.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three and nine months ended September 30, 2001 were $5.6 million and $15.7 million, respectively, compared to $4.1 million and $13.9 million, respectively, in the same periods in the prior year. The increases in both the three months and nine months resulted from the increase in our sales and marketing activities, expenses associated with pursuing patents on the intellectual property we have developed, and costs related to forming, supporting and expanding our collaborations. The amount for the nine months ended September 30, 2000 included a one-time charge of $2.5 million from the forgiveness of certain officers' indebtedness in the final quarter of 2000 and a one-time charge of $1 million in connection with the termination of employment of a former chief executive officer.

In-process research and development In connection with the completion of the merger with Gemini Genomics, we recorded a non-recurring, non-cash in-process research and development charge of $24.9 million. This amount represents the value of the research and development assets acquired from Gemini Genomics that are not currently technologically feasible, does not have alternative future uses at this time and will require significant further development before they will be available for licensing.

Amortization of deferred stock compensation
Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. Amortization of this amount for the three and nine months ended September 30, 2001 was approximately $214,000 and $755,000, respectively, compared to approximately $408,000 and $3.4 million, respectively, for the same periods in the prior year. The deferred compensation is being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record the amortization of deferred compensation as follows: $184,000 during the remainder of 2001, $432,000 during 2002, and $182,000 during 2003.

Interest income
Interest income for the three months and nine months ended September 30, 2001 was $1.4 million and $5.2 million, respectively, compared to $2.4 million and $6.4 million, respectively, in the same periods in the prior year. The decreases in interest income resulted from lower average balances of cash, cash equivalents, restricted cash and short-term investments as a result of the use of cash to fund our operations and lower interest rates.

Interest expense
Interest expense for the three month and nine month periods ended September 30, 2001 was approximately $39,000 and $187,000, respectively, compared to approximately $82,000 and $4.6 million, respectively, in the same periods in the prior year. The nine-month amount in 2000 was comprised of approximately $200,000 of interest related to capital lease obligations, $4.8 million of non-cash interest expense recorded upon conversion of debt into common stock and was offset by approximately $400,000 of non-cash gain recorded upon issuance of common stock to extinguish long-term interest payable. Interest expense in all other periods related only to capital lease obligations.

Liquidity and Capital Resources

In February 2000, we completed our initial public offering raising net proceeds of approximately $144.1 million. At September 30, 2001, cash, cash equivalents, restricted cash and short-term investments totaled $160.2 million. This amount included $61.4 million as a result of our merger with Gemini Genomics. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts. Our working capital was $146.8 million at September 30, 2001.

Cash used in operations for the nine months ended September 30, 2001 was $27.7 million compared with $20.2 million for the same period in 2000. The net loss of $50.2 million for the nine months ended September 30, 2001 was partially offset by non-cash charges of $29.9 million, of which $24.9 million was related to the non-recurring in-process research and development charge associated with the Gemini Genomics merger. Investing activities, other than the changes in our short-term investments and the $61.4 million in cash acquired from Gemini, used $12.9 million in cash during the first nine months of 2001 due to expenditures for leasehold improvements at our new facility and additional laboratory equipment associated with our high-throughput genotyping area.

Cash provided by financing activities was approximately $695,000 for the nine months ended September 30, 2001 compared to $142.9 million for the same period in 2000. Financing activities in the first nine months of 2001 included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases and net borrowings under our capital lease agreement. During the same period in 2000, we received $145.8 million from the sale of common stock, which was partially offset by $3.4 million used to repay long-term debt and capital lease obligations.

As of September 30, 2001, we had an aggregate of $4.9 million in future obligations consisting of principal payments under capital leases and line of credit arrangements, $1.4 million of which we plan to repay within the next year.

Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

 .    the demand for our MassARRAY(TM) systems, consumables, software, assays and services;

 .    the cash used in and provided by our collaborations or joint ventures;

 .    rate of investment in gene discovery activities;

 .    the impact of acquisitions on our cash balances; and

 .    the impact of any litigation.

We have a $25.0 million bank line of credit, $22.0 million of which is available for borrowing. In addition, we have established an $8.0 million capital equipment financing agreement, $5.0 million of which was available for utilization at September 30, 2001. We have no commitments for any additional financings. If additional funds are required and we are unable to obtain them on acceptable terms, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

Risks and Uncertainties

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

Recent Operating Losses; Accumulated Deficit
We have experienced significant operating losses in each period since our inception. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. We had an accumulated deficit of $126.5 million as of September 30, 2001. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. Our costs have exceeded our revenues in each period since our inception. We expect to incur increasing operating losses in the future as a result of expenses associated with marketing and sales, production, research and product development, selling, general and administrative costs as well as costs associated with consolidating and integrating Gemini Genomics, a company that we acquired in September 2001, into our business.

We Have a Limited Operating History
We are a relatively new company and, for the most part, our technologies are still in the early stages of development. We have just begun to incorporate our technologies into commercial products. We need to make significant investments to ensure our products perform correctly and are cost-effective. In addition, we may need to obtain additional regulatory approvals to sell our products for future application in diagnostics. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

 .    are accepted by the genomics, diagnostic or other marketplaces;

 .    meet customers' demands;

 .    are protected from competition by others;

 .    do not infringe the intellectual property rights of others;

 .    can be manufactured in sufficient quantities or at a reasonable cost; or

 .    can be marketed successfully.

Our Operating Results May Fluctuate Significantly
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

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

 .    changes in the regulatory environment affecting health care and healthcare providers;

 .    expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights;

 .    our ability to enter into and maintain strategic collaborations;

 .    our ability to identify candidate disease gene markers that may lead to future therapeutic products;

 .    the cost and timing of our adoption of new technologies;

 .    the cost, quality and availability of oligonucleotides, tissue samples, reagents and related components and technologies; and

 .    the cost of integrating and consolidating the operations of Gemini Genomics into our business.

In particular, our revenues and operating results are unpredictable because they depend on the number and timing of MassARRAY(TM) system placements that we make during the quarter and the duration of revenue generating license agreements and collaborative programs with partners. Any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter to quarter and could result in increased operating losses.

We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall.

A Reduction in Revenues from Sales of MassARRAY(TM) Systems Would Harm Our Business
A decline in the demand for MassARRAY(TM) Systems would reduce our total revenues and harm our business. We expect that sales of the MassARRAY(TM) system will account for a substantial portion of our total revenues for the foreseeable future. The following factors may reduce the demand for MassARRAY(TM) systems:

 .    competition from other products;

 .    failure of SNPs to demonstrate medical relevance;

 .    negative publicity or evaluation; or

 .    intellectual property claims or litigation.

We May Need Additional Capital in the Future to Support Our Growth
Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

 .    the level of our success in selling our MassARRAY/TM/ systems, consumables, assays and services;

 .    the level of our sales and marketing expenses;

 .    the extent to which we enter into licensing arrangements, collaborations or joint ventures;

 .    our progress with research and development;

 .    our ability to introduce and sell new products and services;

 .    the costs and timing of obtaining new patent rights;

 .    the extent to which we acquire technologies or companies;

 .    our success in consolidating and integrating Gemini Genomics into our business;

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

We May Not Be Able to Successfully Adapt Our Products for Commercial
Applications
A number of potential applications of our MassARRAY/TM/ technology will require significant enhancements in our core technology. If we are unable to complete the development, introduction or scale-up of the manufacturing of any product or genotyping facility, or if any of our products do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our products and services into the marketplace.

We May Not Be Able to Form and Maintain the Collaborative Relationships that Our Business Strategy Requires and the Relationships May Lead to Disputes Over Technology Rights
We must form research collaborations and licensing arrangements with several partners at the same time to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. We cannot be sure that we will be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology or that we can do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer. If we increase the number of collaborations, it will become more difficult to manage the various collaborations successfully and the potential for conflicts among the collaborators will increase.

We and our Collaborative Partners May Not Be Successful in Developing or Commercializing Therapeutic, Diagnostic or Other Products Using Our Products, Services or Discoveries
Development of therapeutic, diagnostic and other products based on our discoveries and/or our collaborative partners' discoveries will be subject to risks of failure inherent in their development or commercial viability. These risks include the possibility that any such products will:

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

If a partner or we discover therapeutic, diagnostic or other products using our products, services or discoveries, we may rely on that partner for product development, regulatory approval, manufacturing and marketing of those products before we can realize some of the milestone payments, royalties and other payments we may be entitled to under the terms of our collaboration agreements. Our collaboration agreements may allow the partner significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products. As a result, we cannot be certain that our collaborators will choose to develop or commercialize any products or will be successful in doing so. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition or changes its business focus, its performance in its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone and similar payment provisions of our agreement with that collaborator.

We May Not Successfully Develop or Derive Revenues From Our Genotyping and Gene Discovery Programs
Our genotyping and gene discovery programs are still in the early stages of development and may not result in marketable products. We are directing our technology and development focus primarily toward identifying genes that are believed to be responsible for, or indicate the presence of, certain diseases. We have only identified a limited number of specific candidate genes under our research programs. Our technologies and approach to gene discovery may not enable us to successfully identify the specific genes that cause or predispose individuals to the complex diseases that are the targets of our efforts to identify genetic variations that have medical utility. In addition, the diseases we are targeting are generally believed to be caused by a number of genetic and environmental factors. It may not be possible to address such diseases through gene-based therapeutic or diagnostic products. Accordingly, even if we are successful in identifying specific genes, our discoveries may not lead to the development of commercial products.

If the Medical Relevance of SNPs Becomes Questionable, We May Have Less Demand for Our Products and Services
Some of the products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of drugs and diagnostics in the future. If we are unable to generate valuable information that can be used to develop these drugs and diagnostics, the demand for our products and services will be reduced and our business will be harmed.

If We Do Not Succeed in Obtaining Development and Marketing Rights for Some of the Assays Developed in Collaboration with Others, our Revenue and Profitability Could Be Reduced
Our business strategy includes the development of assays in collaboration with others, and we intend to obtain commercialization rights to those assays. If we are unable to obtain rights to those assays, our revenue and profitability could be reduced. To date, we have initiated limited activities towards the exploitation of any commercialization rights or products developed in collaboration with third parties. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain.

We Depend on Sales of SpectroCHIPs/TM/ and Other Disposables for a Significant Portion of Our Revenues
Sales of SpectroCHIPs/TM/ and other disposables are an important source of revenue. Factors which may limit the use of SpectroCHIPs/TM/ and other disposables include: failure to achieve additional sales of MassARRAY/TM/ systems, the acceptance of our technology by our customers, the extent of our customers' level of utilization of their MassARRAY/TM/ systems, and the training of customer personnel. If our customers do not purchase sufficient quantities of SpectroCHIPs/TM/ and other disposables, our revenues will be lower than anticipated.

If Ethical, Privacy or Other Concerns Surrounding the Use of Genetic Information Becomes Widespread, We May Have Less Demand for our Products and Services Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our products and services, which could seriously harm our business, financial condition and results of operations.

If We Do Not Have Adequate Access to Genetic Materials, We Will Not Be Able to Develop Our Pharmaceuticals Business
We depend on third parties for the collection of extensive and detailed proprietary clinical data and the collection and storage of large quantities of genetic material (including DNA) and other biological samples. We need access to normal and diseased human tissue samples, other biological materials and related clinical and other information to develop our products and services. We may not be able to obtain or maintain access to these materials and information. If the validity of the consents obtained from our volunteers or our collaborators' volunteers is successfully challenged, we may lose access to genetic material. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business will suffer.

We May Not Successfully Integrate Gemini Genomics and any Other Future Acquisitions
In September 2001 we completed our acquisition of Gemini Genomics. In the future, we may acquire additional companies or technologies. Managing our acquisition of Gemini Genomics and any future acquisition will entail numerous operational and financial risks, including:

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

If the Validity of the Consents From Our Volunteers or Our Clinical Collaborators' Volunteers Is Successfully Challenged, We Could Be Forced To Stop Using Some Of Our Clinical Or Genetic Resources, Which Could Hinder Our Gene Discovery Programs
We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our Canadian subsidiary and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples to be used for purposes which extend to cover our gene discovery program and other activities. In addition, we have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or samples or any discoveries derived from them. Our clinical collaborators are based in a number of different countries (the United Kingdom, Sweden, China and Australia), and we also collect data through our Canadian subsidiary. While we believe that one of our advantages is the number of different ethnic groups we have information about in our clinical database, the fact that our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents may prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us or our clinical collaborators could deny us access to or force us to stop using some of our clinical or genetic resources which could hinder our gene discovery programs. Also, we could become involved in legal challenges which could consume a substantial proportion of our management and financial resources.

We May Not Have the Resources Required to Successfully Compete in the Biotechnology Industry
The biotechnology industry is highly competitive. We expect to compete with a broad range of companies in the United States and abroad that are engaged in the development and production of products, services and strategies to analyze genetic information. They include:

 .    biotechnology, pharmaceutical, chemical and other companies;

 .    academic and scientific institutions;

 .    governmental agencies; and

 .    public and private research organizations.

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several early stage companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies or products obsolete. We may also compete against some of our customers, which may adversely affect our relationships with them.

Our Ability to Compete in the Market May Decline If We Lose Some of Our Intellectual Property Rights Due to Lawsuits to Protect or Enforce our Patents Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. In addition, others may develop products for use with the MassARRAYTM system in violation of our patents that could reduce sales of disposables. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our Success Will Depend Partly on Our Ability to Operate Without Infringing on or Misappropriating the Proprietary Rights of Others
We may be sued for infringing on the patent rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

The Rights We Rely Upon to Protect the Intellectual Property Underlying Our Products May Not Be Adequate, Which Could Enable Third Parties to Use Our Technology and Would Reduce Our Ability to Compete in The Market
We require our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets.

If We Do Not Effectively Manage Our Growth, It Could Affect Our Ability to Pursue Business Opportunities and Expand Our Business
Growth in our business has placed, and will continue to place, a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and expand, train and manage our workforce. We will have to maintain close coordination among our technical, accounting, marketing, sales and research departments. If we fail to effectively manage our growth and address the above concerns, it could affect our ability to pursue business opportunities and expand our business.

We Have Limited Commercial Production Capability and Experience and May Encounter Production Problems or Delays, Which Could Result in Lower Revenue
We assemble the MassARRAY system and manufacture the SpectroCHIP and MassARRAY kit. To date, we have only produced these products in limited quantities. Our customers require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards as we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which could adversely affect our business.

We Depend on Third-Party Products and Services and Sole or Limited Sources of Supply to Develop and Manufacture Components and Materials Used in Our Products We rely on outside vendors to supply the components and materials used in our products. Some of these components and materials are obtained from a single supplier or a limited group of suppliers. We have experienced quality problems with, and delays in receiving, oligonucleotides, which are necessary materials used in connection with the operation of the MassARRAY system. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

 .    the inability to obtain an adequate supply of required components and materials due to capacity constraints, a discontinuance of a product by a supplier or other supply constraints;

 .    reduced control over quality and pricing of components and materials; and

 .    delays and long lead times in receiving components or materials from vendors.

We May Be Unable to Obtain Licenses to Patented SNPs, Which Could Prevent Us from Obtaining Significant Revenue or Becoming Profitable
The U.S. Patent and Trademark Office has issued and continues to issue patents claiming SNP discoveries and their related associations and functions. If important SNPs are patented, we will need to obtain rights to those SNPs in order to develop, use and sell related assays. Required licenses may not be available on commercially acceptable terms, or at all. If we fail to obtain licenses to important patented SNPs, we may never achieve significant revenue or become profitable.

Because Our Products Currently Depend on Components Licensed or Supplied from Third Parties, Our Breach of Any of the Terms of These Licenses or Supply Agreements Could Result in Our Loss of Access to These Components and Could Delay or Suspend Our Commercialization Efforts
We have acquired or licensed components of our technology from third parties. Our failure to maintain the right to use these components could seriously harm our business, financial condition and results of operations. In addition, changes to or termination of our agreements with these third parties could result in the loss of access to these aspects of our technology and could delay or suspend our commercialization efforts.

Our grants from the government give the government certain license rights to inventions resulting from funded work in the event that we fail to commercialize the technology developed using government funds. Our business could be harmed if the government exercises those rights.

Our Revenues Are Derived Primarily From, and Are Subject to Risks Faced By, Pharmaceutical and Biotechnology Companies and Governmental and Others Research Institutions
We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies and governmental and other research institutions. Accordingly, our success will depend upon their demand for our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays may result from factors such as:

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

Risks Associated with Foreign Operations
Nearly all of the operations of Gemini Genomics, a company we acquired in September 2001, were and continue to be conducted outside the United States, in countries where Sequenom did not previously have operations. As a result of our acquisition of Gemini Genomics, we are subject to the increased risks of doing business abroad.

We expect that a significant portion of our sales will be made outside the United States. A successful international effort will require us to continue to develop relationships with international customers and partners. We may not be able to identify, attract or retain suitable international customers and partners. Expansion into international markets will require us to continue to establish and grow foreign operations, hire additional personnel to run these operations and maintain good relations with our foreign customers and partners. International operations involve a number of risks not typically present in domestic operations, including:

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

If Our Production and Laboratory Facilities are Damaged, We Could Experience Lost Revenue and Our Business Would Be Seriously Harmed
Our only production facility is located in San Diego, California. We have laboratories located in San Diego, Sudbury, Massachusetts, Germany, Sweden, the United Kingdom and Canada. Damage to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could result in a loss of important data or cause us to cease development and production of our products. We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms, or at all.

Our Stock Price Could Be Volatile and Your Investment Could Suffer a Decline in Value
The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

 .    actual or anticipated variations in quarterly operating results;

 .    announcements of technological innovations by us or our competitors;

 .    developments or disputes concerning patent or proprietary rights; and

 .    general market conditions out of our control.

Responding to Claims Relating to Improper Handling, Storage or Disposal of Hazardous Chemicals and Radioactive and Biological Materials Which We Use, Could Be Time Consuming and Costly
We use controlled hazardous and radioactive materials in the conduct of our business. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be liable for any damages that result, which could seriously harm our business. Additionally, an accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs. Such damage and any expense resulting from delays, disruptions or any claims may not be covered by our insurance policies.

If We Cannot Attract and Retain Highly-Skilled Personnel, Our Growth Might Not Proceed as Rapidly as We Intend
The success of our business will depend on our ability to identify, attract, hire, train, retain and motivate highly-skilled personnel, in particular scientific, medical and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we might not be able to expand our business as rapidly as we intend.

We Are Highly Dependent on Our Board of Directors and Principal Members of Our Management and Scientific Staff, the Loss of Whom Would Impair Our Ability to Compete
The loss of the services of any of these persons could delay or reduce our product development and commercialization efforts. We may not be able to attract and retain qualified personnel at the Board of Directors level or any management level, which could seriously harm our business, financial condition and results of operations.

We May Not Have Adequate Insurance and If We Become Subject to Product Liability Claims, We May Experience Reduced Demand for Our Products and Services or Be Required to Pay Damages that Exceed Our Insurance Limitations
Our business exposes us to potential product liability claims that are inherent in the life science field. Any product liability claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

Power Shortages Caused by the California Energy Crisis Could Materially Interrupt Our Operations
Some locations in California have experienced sporadic periods of electricity outages. This condition is expected to continue into the future and may worsen during periods of peak energy consumption. An interruption in power supplied to our facilities could disrupt the performance of our computer systems and could adversely affect our ability to store and use genetic data, identify the specific function of genes and affect our ability to conduct normal operations.

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

Foreign Currency Rate Fluctuations

We have subsidiaries in Germany, the United Kingdom, Sweden and Canada. The functional currency for each subsidiary, respectively, is as follows: the German mark, the British pound, the Swedish Krona, and the Canadian dollar . Each subsidiary's accounts are translated from its functional currency to the US dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our subsidiaries conduct their business with customers primarily in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our European customers. The net assets of our largest subsidiary, were $65.4 million at September 30, 2001. A 1% decrease in the value of the British pound relative to the US dollar would result in approximately a $450,000 unrealized foreign translation loss. As of January 2002, the functional currency of our German subsidiary will be the Euro.

PART II-OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On September 20, 2001, the Company completed its acquisition of Gemini Genomics plc pursuant to a Scheme of Arrangement under Section 425 of the U.K. Companies Act 1985. In connection with the acquisition of Gemini Genomics, the Company issued approximately 12,950,836 shares of its common stock. In issuing these shares, the Company relied on the exemption from registration provided by
Section 3(a)(10) of the Securities Act of 1933, as amended. In accordance with
Section 3(a)(10), the High Court of Justice in England and Wales conducted a hearing upon the fairness of the merger and approved the Scheme of Arrangement on September 18, 2001.

On January 31, 2000, the Company's Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million, results in net offering proceeds to the Company of approximately $144.1 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through September 30, 2001, approximately $3.4 million has been used to payoff long-term and other debt, approximately $28.0 million to purchase equipment or make leasehold improvements, approximately $5.0 million related to the merger with Gemini Genomics, and approximately $60.6 million for general corporate purposes, including hiring additional personnel, expansion of facilities, development and manufacturing of products, and expenses for filing and pursing patent applications. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting on August 23, 2001. At the special meeting, the Company's stockholders voted on the following two proposals:

     1. The issuance of up to 14,403,870 shares of common stock of the Company, pursuant to a Scheme of Arrangement under Section 425 of the U.K. Companies Act 1985 to be implemented in accordance with the Transaction Agreement, dated May 29, 2001, by and between the Company and Gemini Genomics plc; and

     2. An amendment to the Company's certificate of incorporation to provide that the Sequenom board of directors will have the exclusive right to set the authorized number of directors from time to time and that 66 2/3% of the outstanding voting power of Sequenom common stock will be required to amend, alter or repeal this provision, and a related amendment to Sequenom's bylaws to provide that the authorized number of directors will be fixed as set forth in the certificate of incorporation rather than the bylaws.

     The first proposal was approved with 12,939,182 votes cast for, 1,476,659 votes cast against and 80,571 votes abstaining. The August 23, 2001 special meeting was adjourned and consideration of the second proposal was postponed until September 17, 2001.

On September 17, 2001, the Company reconvened the special meeting. At the reconvened meeting, the second proposal was not approved with 12,913,970 votes cast for, 3,874,447 votes cast against and 18,201 votes abstaining.

Item 6.  Exhibits

(a) Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number    Description
10.51     Research Collaboration and License Agreement, dated August 23, 2001, between SEQUENOM, Inc. and Glaxo Group Limited and SmithKline Beecham
          Corporation.

                                 SEQUENOM, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SEQUENOM, Inc.



Date: November 14, 2001       By: /s/ Stephen L. Zaniboni
                                 -----------------------------------------------
                              Stephen L. Zaniboni
                              Senior Vice President, Chief Financial Officer and
                              Secretary (Duly Authorized Officer and Principal
                              Financial and Accounting Officer)