Form 10-K
period 2001-12-31
SEQUENOM INC
filed 2002-04-01
CIK 1076481

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

For the transition period from                      to                     .

Commission File Number: 000-29101

SEQUENOM, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction or incorporation or organization)	77-0365889 (I.R.S. Employer Identification No.)

3595 John Hopkins Court San Diego, California (Address of principal executive offices)	92121 (zip code)

Registrant’s telephone number, including area code:  (858) 202-9000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒    No ☐ and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 2002 as reported on the Nasdaq National Market, was approximately $196,800,000. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, there were 37,479,683 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s Annual Meeting of Stockholders to be held on May 31, 2002.

SEQUENOM, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2001

PART I

Item 1.    BUSINESS

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding our “expectations”, “beliefs”, “hopes”, “goals”, “intentions”, “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

SEQUENOM, MassARRAY, Industrial Genomics, SpectroCHIP, SpectroJET, MassEXTEND, BioMASS and SpectroTYPER are trademarks of SEQUENOM, Inc. This report also refers to trade names and trademarks of other organizations.

Company Overview

SEQUENOM was incorporated in 1994 under the laws of the State of Delaware. SEQUENOM is a discovery genetics company that has integrated a leading technology platform, sample repository, assay portfolio and innovative strategies for determining the medical impact of genes and genetic variations, known as single nucleotide polymorphisms, or SNPs. Utilizing a novel population genetics approach, we are systematically identifying potential disease-related genes that affect significant portions of the overall population. This approach is possible due to the pinpoint accuracy and unique specificity of our MassARRAY system. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic products to the market while maximizing the return on drug development.

During 2001, we experienced a period of growth, innovation, development and discovery. Our highlights from the year included:

Expansion of Candidate Disease Gene Portfolio.    We have discovered more than 120 high-impact candidate disease genes, typically indicating a potential impact on the health of more than 8 million individuals in the United States alone. Initial candidate gene portfolios are under investigation in various disease areas, including diabetes, osteoporosis, osteoarthritis, cardiovascular disease, anxiety and depression. We currently own 12 patents and more than 50 pending patent applications based on these disease associations.

Acquisition of Gemini Genomics.    Through our acquisition of Gemini Genomics plc, we obtained valuable disease-specific and well-characterized clinical DNA banks. In total, our acquisition of Gemini Genomics secured access to approximately 100,000 samples that are complemented by more than 20 million clinical data points. These resources enhance our capability to further characterize our candidate disease genes and perform disease gene association studies in large-market disease areas.

MassARRAY Product Sales Growth.    In 2001, our product sales demonstrated the growing market acceptance and endorsement of our MassARRAY platform as the leading large-scale, high-throughput genotyping technology. During 2001, our installed customer base of MassARRAY systems grew from 22 systems to 55 systems at year end. Driven by the growth in our installed base of MassARRAY systems, sales of our SpectroCHIP consumable elements increased 15-fold. MassARRAY product related revenues represented approximately $21.5 million and $8.3 million or 70% and 82% of our revenues during the years ended December 31, 2001 and 2000, respectively.

Collaborations for Assay Development and SNP Validation.    We established collaborations with a number of world-renowned institutions and global pharmaceutical companies during 2001, including GlaxoSmithKline, the Genomics Institute of the Novartis Research Foundation and the U.S. Food and Drug Administration. Our collaboration with GlaxoSmithKline and ongoing work with Incyte Genomics represent what we believe are the largest SNP assay design projects in the industry. Approximately $8.9 million and $1.4 million, or 29% and 14% of our revenues during the years ended December 31, 2001 and 2000, respectively, were derived from SNP validation services.

Completion of Ultra-High Throughput Genotyping Facility.    We completed the expansion of our ultra-high throughput facility in San Diego. The facility is capable of 1 million individual SNP analyses and 25,000 SNP analyses in sample pools per day. Based on an average sample pool size of 300 individuals, the capacity installed for pooled analysis can deliver allele frequency results at a rate that would otherwise require 7.5 million individual SNP analyses per day. This represents a new level of performance, speed and cost-efficiency for the SNP analysis market.

A summary of domestic and foreign revenue from the sale of our products is detailed in Note 10 to the Consolidated Financial Statements.

Market Opportunity

The Human Genome Project has created an extraordinary opportunity to conduct genetic studies addressing every gene (an estimated 30,000-50,000) in the human genome. With this opportunity came the extraordinary challenge to provide a technology to investigate and identify hundreds of thousands of genetic markers in thousands of individuals, rapidly and cost-effectively. We have embraced this opportunity and have successfully established ourselves as a leader in large-scale genetic marker analysis and genotyping technology. We expect to continue to be a leader in the industry in the development of innovative products and services through our patented MassARRAY technology platform and our newly developed ultra-high throughput MassARRAY 200K platform. The MassARRAY 200K system has capacities of up to 200,000 individual analysis reactions per day, which can be increased to more than 1 million analyses per day when optimized for multiplexing.

Business Strategy

In November 2001, we announced the formation of two distinct business units for managing our operations starting in 2002: SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. Our two business units will capitalize on our MassARRAY technology platform, SNP assay portfolio, disease gene discovery programs and extensive DNA sample repository.

SEQUENOM Genetic Systems

Our Genetic Systems unit is dedicated to the management and support of our MassARRAY hardware, consumable and software product offerings and the provision of genetic services to our customers. Our MassARRAY system continues to enable high levels of performance in the discovery genetics field and drives our leadership position in the market of high-throughput genotyping systems and services. Our distinguished list of customers is a testimony to the strength of our MassARRAY technology, and contains a number of the leading participants in the Human Genome Project, including the Whitehead Institute, the Sanger Centre and the National Institute of Health. Our ongoing collaborative relationships include agreements with leading genomics companies and global pharmaceutical companies, including GlaxoSmithKline, Incyte Genomics and the Genomics Institute of the Novartis Research Foundation.

SEQUENOM Pharmaceuticals

Our Pharmaceuticals unit focuses on disease gene discovery, target identification, validation and diagnostic and therapeutic product development. The success of our disease gene discovery program is based upon our population genetics strategy. When combined with our MassARRAY technology, our well-characterized sample populations of both healthy and diseased individuals enable a powerful filtering strategy to identify and understand genes with high population impact. This approach provides powerful information about the impact of a gene in a large human population, and allows us and our partners to apply focused downstream technologies efficiently on a select number of genes and targets.

Large-Scale Identification of High-Impact Genes.    Our strategy to identify high-impact genes involves a unique filtering process that is based on monitoring the occurrence of genetic variations, as a function of age in the healthy population. This process involves screening SNPs throughout our comprehensive DNA bank of 15,000 healthy individuals. These age-dependent SNPs indicate an association to an adult onset disease. We then use our extensive array of populations to characterize the gene. This high-impact genetic approach promotes discovery that we believe should have broad impact on human health, both in determining the risks associated with human diseases and in helping us—and our customers—develop highly targeted, novel therapies.

Enabled by our MassARRAY system and population genetics strategy, we anticipate that we will screen virtually all human genes based on their relevance to human health and high population impact by mid-2002, resulting in an expected filtered subset of less than 400 high-impact candidate disease genes in total, on which to focus downstream efforts. By the end of 2003, our goal is to translate these efforts into approximately 20 genetically and functionally validated drug targets and 20 genetically and functionally validated diagnostic markers, which should be relevant for large segments of the general population.

Drug Discovery and Development.    As our Pharmaceuticals unit continues its efforts to identify relevant disease genes, we will also focus on transitioning candidate disease genes to drugs by applying conventional drug development technologies, but in a much more focused way. We begin with a significant advantage—a smaller subset of high-impact candidate disease genes—as a consequence of the filtering strategy used in our disease gene discovery program. By the very nature of our approach, each of the high-impact candidate disease genes we identify has significant market potential. Today’s pharmaceutical companies have no shortage of targets. The challenge is prioritizing targets to use resources more efficiently. We believe we have the strategy required to achieve this objective and the technology required to execute it quickly. Our genetics-based solution is poised to increase the cost-efficiency and success of drug target discovery and clinical development efforts.

We believe the strongest course toward drug discovery and development is to implement a partnering approach for many of our candidate disease genes, while choosing a subset of the genes for internal development. The steps involved in this process include target identification and validation, lead identification and optimization, pharmacological characterization, drug formulation and clinical validation. As SNP analysis in drug discovery and development gains wider acceptance in the pharmaceutical and biotechnology industry, we believe we should be well positioned to gain significant revenues through licensing and collaboration agreements.

Products

As the cornerstone of our Genetic Systems business unit, the MassARRAY product line is widely accepted as the most powerful, ultra-high-throughput genotyping technology of its kind in the industry to identify genes and genetic variations, which impact health. Full genome screens are made possible through the combined advantages of our MassARRAY system, automated SNP assay development and our ability to analyze SNPs precisely in DNA sample pools.

The MassARRAY System.    The power of our MassARRAY technology resides in its ability to rapidly distinguish genetic variations with a high level of precision and sensitivity. The MassARRAY system combines our proprietary enzymatic reactions, our miniaturized SpectroCHIP microarray, MALDI-TOF mass spectrometry and our highly sophisticated bioinformatics software. Each of these components contributes to high-level performance in terms of speed, accuracy and cost efficiency.

SNP Assays.    The first step toward analyzing a SNP to determine its medical utility is designing a specific assay for that SNP. Once validated, this assay allows further study of the SNP. We have developed an automated technology for rapid, accurate and cost-efficient assay design, resulting in what we believe is the industry’s largest assay portfolio of its kind—a high-density map of 400,000 validated SNPs to perform full genome screens.

SNP Allele Frequency Determination in Pooled Samples.    A critical step in determining the potential disease association of SNPs is the study of their occurrence over reference populations, a process known as allele frequency determination. Conventional technologies must analyze each SNP in each individual of the population in question, and individual results are then consolidated to yield the overall SNP allele frequency distribution. Our MassARRAY technology determines SNP allele frequencies with high precision in pooled samples, thereby replacing hundreds of individual measurements with one consolidated analysis. Only SNPs that prove valuable in the pool-to-pool comparison will be included in individual genotyping projects, significantly reducing the total workload for individual genotyping, according to our internal evaluations, by more than 90 percent. This should provide significant cost and throughput advantages over conventional technologies.

Building on the success of the MassARRAY product line, we plan to introduce a number of new products in 2002 to enhance our customers’ discovery genetics efforts, including:

RealSNP.com.    We believe that our SNP assay portfolio is unmatched in the industry. RealSNP.com is an online E-commerce platform designed to offer our collection of approximately 400,000 SNP assays to an even broader customer base. RealSNP.com will provide companies performing discovery genetics with immediate access to the tests necessary for SNP analysis, which is expected to provide time- and cost-savings to customers and high-margin revenue for our business.

Sample Pooling.    As we have demonstrated through in-house projects, sample pooling allows the analysis of multiple SNPs over hundreds or thousands of individuals in one reaction. In 2002, we plan to introduce an enhanced MassARRAY platform to perform SNP analysis over sample pools.

DNA Re-Sequencing Product Line.    Our fragmentation-based, sample preparation product offering is designed for use in applications such as re-sequencing and bacterial identification. Because microbial systems change rapidly, they require rapid re-sequencing. This product, when combined with our existing assay capability, is expected to allow us to address current needs for large-scale bacteria and virus detection and diagnosis.

Sales and Marketing

We focus on the supply of MassARRAY systems, software and high yield consumables to premier genotyping centers. Market segments in development include academic genotyping centers, biotechnology companies, and diagnostic and pharmaceutical companies. To maximize market penetration and provide customer support for our expanding base of users, we have established direct sales and support operations in San Diego, Boston, Germany, the United Kingdom and Australia. To complement our direct sales activities in Asia, we have developed an extensive network with local high quality distribution channel partners.

Strategic Collaboration and License Agreements

We enter into various arrangements with corporate partners, licensors, licensees and others, as a part of our strategy for the research, development, commercialization and distribution of some of our products. The success of these agreements is dependent upon the parties’ performance of their obligations as expected. It is uncertain if any revenue will be derived from any of these arrangements. If therapeutic or diagnostic products are successfully developed under some of our existing arrangements, royalties will be payable by us on sales of products which incorporate technology.

CuraGen Corporation

Through our acquisition of Gemini Genomics plc, we acquired collaborative rights and obligations with CuraGen which have recently been expanded to include research directed toward a combination of population genetics and proteomics, for rapidly determining the biological context of disease-associated genes. We will identify high-impact genes associated with human diseases using our population genetics approach and CuraGen will apply its platform of proteomic technologies to further enhance candidate disease genes identified by us, and to identify potential therapeutic intervention points by examining networks of protein interactions within important disease-related pathways. We expect that this collaborative research will further enable the identification and validation of key targets for drug discovery.

Other Target Development Collaborations

During 2001, we also established collaborative research projects with Morphochem AG (Germany), Jerini AG (Germany), and Autogen Limited (Australia) for functional genomics and target validation studies to be performed on candidate disease genes provided by us. We expect to expand these collaborations or enter into similar collaborations with other partners during 2002 in order to develop our candidate disease genes into functionally validated targets for further studies.

GlaxoSmithKline

In August 2001, we entered into a funded collaboration with GlaxoSmithKline for the completion of a genome-wide SNP assay portfolio which we had partially completed. The resulting confirmed and validated SNP assay portfolio, when used with the high-throughput MassARRAY platform technology, is expected to enable the screening of virtually every gene in the human genome.

Hitachi, Ltd.

In November 2001, we entered into an assay development and commercialization agreement with Hitachi Ltd. The agreement provides for royalty payments to us for commercial genotyping services and diagnostic services, or products, provided by Hitachi, and provides for royalty payments by Sequenom to Hitachi for any assays developed by Hitachi which we choose to commercialize.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.

We have implemented an aggressive patent strategy designed to facilitate our research and development projects and facilitate commercialization of our current and future products. Focusing on a global economy, our patent portfolio reflects our significant international operations and includes approximately 199 pending patent applications in the United States with corresponding international and foreign filings in major industrial nations. We currently own 52 patents issued in the United States and 37 foreign issued patents. Generally, United States patents have a term of 17 years from the date of issue or twenty years from the filing date, whichever is longer, for patents issued from applications filed with the United States Patent Office prior to June 8, 1995, and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. The majority of our issued United States patents will expire between 2013 and 2017.

Our success depends to a significant degree upon our ability to develop proprietary products and technologies and identify useful genetic markers and understand their associations. These genetic markers may play a crucial role in the diagnosis and treatment of disease. We intend to continue to file patent applications as we develop new products and genotyping technologies and as we develop diagnostic and therapeutic related applications and products. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of genetics and molecular biology that are of interest to us. As a result, there can be no assurance that patents will issue from any of our patent applications or from patent applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or declared unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. In view of these factors, our intellectual property positions bear some degree of uncertainty.

We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their intellectual property interests in any work performed for us as a part of their employment. All employees sign an agreement not to compete unfairly with us during their employment and upon termination of their employment, through the misuse of confidential information, soliciting employees, soliciting customers, and the like. However, it is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, we cannot assure you that parties will not breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, we cannot assure you that parties will not independently discover or invent competing technologies or reverse engineer our trade secrets or other technology. As a result, the measures we are taking to protect our proprietary rights may not be adequate, due to factors beyond our control.

Although we are not currently a party to any material intellectual property related legal proceedings, in the future, parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business and financial condition.

Competition

We face competition from various companies offering SNP validation platforms and companies attempting to identify genes associated with specific diseases as well as develop products, services, and intellectual property from these discoveries.

Several companies also compete with us by utilizing their technologies in the effort to determine the medical utility of SNPs and genes. These include Perlegen Sciences, Celera Genomics Group, CuraGen Corporation, Human Genome Science, Inc., deCODE Genetics Inc., Incyte Genomics Inc., Myriad Genetics Inc. and others. Technologies predominantly used by our competitors include gene sequencing, gene sequence variation detection, gene expression analysis, linkage analysis, gene mapping, gene knockout techniques, homology searches and others.

In the SNP genotyping marketplace, our MassARRAY system competes with alternative technology platforms which differ in the areas of sample amplification, analysis process, sample separation or SNP detection, most of which are based on indirect detection of the molecule by hybridization and/or labeling. Such technologies are offered by: Aclara BioSciences, Inc., Affymetrix, Inc., Amersham Pharmacia Biotech, Applied

Biosystems Group, Caliper Technologies Corporation, High Throughput Genomics, Inc., Hyseq Pharmaceuticals, Inc., Illumina, Inc., Luminex Corporation, Nanogen, Inc., Orchid BioSciences, Inc., Protogene Laboratories, Inc., Pyrosequencing AB, Third Wave Technologies, Inc., Variagenics, Inc., Visible Genetics, Inc. and others.

Research And Development

We believe that substantial investment in research and development is essential to establishing a long-term competitive position as a leading provider of genetic discovery tools and now as a developing pharmaceuticals product and application provider. Our research and development expenses for the years ended December 31, 2001, 2000, and 1999, were $29.3 million, $18.4 million, and $10.3 million, respectively.

During 2001 we conducted most of our research and development activities at our own facilities in the United States, Germany, the United Kingdom, Canada and Sweden, using our own employees. Our scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

Our basic research efforts are focused on expanding the applications of our MassARRAY technology, developing related new technologies and expanding our SNP assay portfolio. With the completion of the merger with Gemini Genomics in September 2001, our research efforts have expanded to identification of disease gene candidates. During 2001, our research and development resources were focused primarily on the research activities associated with strategic collaborative agreements, validation of products under development, and potential improvements to our existing products. With the formation of our Genetic Systems and Pharmaceuticals units, we expect to expand our research and development efforts in 2002 to increasingly focus on disease gene discovery, target identification and validations, and in the future, diagnostic and therapeutic product development.

Government Regulation

Our research and development activities involve the controlled use of hazardous materials and chemicals. As a result, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and chemicals, as well as certain waste products.

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of pharmaceutical products that may be developed by us or our corporate partners, collaborators or licensees. Some of our collaborative agreements provide for the payment to us of royalties, or revenue sharing, on any diagnostic or therapeutic products developed by our collaborators derived from use of our proprietary technologies or information. Thus, the receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues. Diagnostic or therapeutic products developed by us or our collaborators will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous testing and other approval procedures by the United States Food and Drug Administration in the United States and similar health authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. Obtaining these approvals and the subsequent compliance with these regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any approvals will be granted on a timely basis, if at all. Any such delay in obtaining or failure to obtain such approvals could adversely affect our ability to earn royalties or other license-based fees, or share revenues. Current governmental regulations may change as a result of future legislation or administrative action and cannot be predicted.

Employees

As of February 28, 2002, we employed 272 persons, of whom 61 hold PhD or MD degrees and 40 hold other advanced degrees. Approximately 97 employees are engaged in research and development, 51 in sales and marketing, customer support, and business development, 58 in manufacturing and in our high throughput center, and 66 in general and administrative functions, including legal, finance and human resources. None of our employees are covered by a collective bargaining agreement. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

Executive Officers

Our executive officers, their positions with us, and their ages as of December 31, 2001 are as follows:

Name	Age	Position
Executive Officers & Directors
Antonius Schuh, PhD	38	President, Chief Executive Officer and Director
Charles R. Cantor, PhD	59	Chief Scientific Officer and Director
Stephen L. Zaniboni	44	Chief Financial Officer
Delbert F. Foit, Jr.	55	Chief Operating Officer
Andreas Braun, PhD, MD	45	Chief Medical Officer
Karsten Schmidt, PhD	40	Managing Director, SEQUENOM GmbH
Richard Episcopo	44	Executive Vice President of Commercial Operations
Jay Lichter, PhD	39	Executive Vice President of Business Development

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

Charles R. Cantor, PhD    Charles R. Cantor, Ph.D., joined the Company as Chief Scientific Officer and Chairman of the scientific advisory board in August 1998. In May 2000, Dr. Cantor was appointed to the Company’s board of directors. From 1992 until joining the Company, Dr. Cantor served as the chair of, and as a professor in the department of biomedical engineering and biophysics, and Director of the Center for Advanced Biotechnology at Boston University. Prior to that time, Dr. Cantor held positions at Columbia University and the University of California, Berkeley. He was also Director of the Human Genome Center of the Department of Energy at Lawrence Berkeley Laboratory. Dr. Cantor published the first textbook on genomics: The Science and Technology of the Human Genome Project and remains active in the Human Genome Project through his membership in a number of the project’s advisory committees and review boards. He is a scientific advisor to ten biotech and life science companies and two venture capital firms. He is also a member of the National Academy of Sciences. Dr. Cantor earned his Ph.D. from the University of California, Berkeley.

Stephen L. Zaniboni     Mr. Zaniboni joined us as our Senior Vice President and Chief Financial Officer in April 1997. From 1994 until joining us, Mr. Zaniboni served as Vice President, Finance for Aspect Medical Systems, Inc. Prior to joining Aspect, Mr. Zaniboni was Corporate Controller for Behring Diagnostics from 1988 to 1994 where he implemented financial systems during a significant growth period. Before joining Behring, he held various financial management positions at Boston Scientific Corp. Mr. Zaniboni began his career with Arthur Andersen & Co. He earned his MBA from Boston College and he is a Certified Public Accountant.

Delbert F. Foit, Jr.    Mr. Foit joined us as our Chief Operating Officer in March 1999. From 1996 until joining us, Mr. Foit served as Vice President of North American Operations for the Laboratory Systems Division of Boehringer Mannheim Inc. He also served in various other positions, beginning in 1992, where he implemented a number of successful productivity initiatives first with Microgenics then with Boehringer Mannheim’s North American Laboratory Systems. After the acquisition of Boehringer Mannheim by Hoffmann-La Roche, Mr. Foit assumed overall responsibility for the combined Laboratory Systems Operations of Roche and Boehringer in North America. Prior to his tenure with Boehringer, Mr. Foit held positions as Director of Operations and Director of Manufacturing for Ortho Diagnostics Systems, a Johnson and Johnson Company. Mr. Foit earned his MBA from Rider University.

Andreas Braun, PhD, MD    Dr. Braun joined us in 1995 and was promoted from Vice President, Genomics to Chief Medical Officer in September 1999. From 1992 until joining us, Dr. Braun served as Deputy Head of the Clinical Laboratory at the Childrens Hospital, University of Münich. Dr. Braun has published more than 45 peer-reviewed scientific publications. His research work in functional pharmacogenomics targeting the human bradykin receptor was recognized in 1996 with the Garbor Szasz Award which was granted by the German Society of Clinical Chemistry. Dr. Braun earned doctorate degrees in biology and medical science from the University of Münich.

Karsten Schmidt, PhD    Dr. Schmidt joined our German subsidiary as Director, Business Development in January 1999 and was appointed as Managing Director in May of 1999. From 1996 until joining us, Dr. Schmidt served in a senior management position at Rhône-Poulenc Rorer, Germany, where he was responsible for all drug regulatory affairs for asthma and allergies. From 1994 to 1996, Dr. Schmidt served as a manager in charge of regulatory affairs, for Fisons Araneimittel, GmbH. As a member of the International Pharmaceutical Aerosol Consortium, Dr. Schmidt was involved in the joint activities of five prominent pharmaceutical companies in this field to develop inhaled asthma therapies with ozone-friendly propellants. Dr. Schmidt is a trained pharmacist and has a broad scientific background in biochemistry and molecular biology and is a member of the board of directors for Bergen Group, Management Consultants AG. Dr. Schmidt earned his PhD in pharmaceutical biology from the University of Bonn.

Richard Episcopo    Mr. Episcopo joined SEQUENOM as Senior Vice President of Commercial Operations in July 2000 and has played a key role in the commercial success of the MassARRAY product line. From January 1998 until joining the Company, Mr. Episcopo co-founded Complexions Rx, a medical skin care product and service retailer, where he established several strategic collaborations and was responsible for the development and commercialization of 72 new products over an 18-month period. Prior to co-founding Complexions Rx, from February 1993 to August 1997, Mr. Episcopo served as Director for ThermoLase Corporation, where he successfully guided the company’s key product through the FDA. Mr. Episcopo earned his B.S. in Resources Management from the U.S. Naval Academy in Annapolis, Maryland.

Jay Lichter, Ph.D    Dr. Lichter joined SEQUENOM as Executive Vice President of Business Development in November 2001 to support the licensing of candidate disease genes and collaborations with pharmaceutical companies. Previous to joining SEQUENOM, Dr. Lichter was President and CEO of XenoPharm, Inc., a San Diego start-up company where he began in February 2001. From September 2000 to February 2001, he was Vice President, Chief Business Officer at 454 Corporation, a subsidiary of Curagen Corporation. Dr. Lichter has also held management positions at Pfizer, Inc. from September 1999 to September 2000, Genset Corporation from January 1998 to August 1999, and was a co-founder of Sequana Therapeutics founded in 1993, through January 1998. Dr. Lichter received his Ph.D. at the University of Illinois in biochemistry.

RISKS AND UNCERTAINTIES

The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and our prospects.

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

We Have a Limited Operating History

We are a relatively new company and, for the most part, our technologies are still in the early stages of development and commercialization. We have only recently begun to incorporate our technologies into commercial products. We need to make significant investments to ensure our products perform correctly and are cost-effective. In addition, we may need to obtain additional regulatory approvals to sell our products for future application in diagnostics and therapeutics. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

•	are accepted by the genomics, diagnostic, pharmaceutical or other marketplaces;

•	meet customers’ demands;

•	are protected from competition by others;

•	do not infringe the intellectual property rights of others;

•	can be manufactured in sufficient quantities or at a reasonable cost; or

•	can be marketed successfully.

Our Operating Results May Fluctuate Significantly

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products and services;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the pricing of our products and services;

•	the timing of any new product or service offerings;

•	changes in the research and development budgets of our customers and partners;

•	the introduction of new products and services by our competitors;

•	changes in the regulatory environment affecting health care and healthcare providers;

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, supply contracts, or any other types of obligations or rights;

•	our ability to enter into and maintain strategic collaborations;

•	our ability to identify candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	our ability to conduct preclinical studies and clinical trials of any potential therapeutic, diagnostic or other products and obtain regulatory approval of any potential products;

•	the cost and timing of our adoption of new technologies;

•	the cost, quality and availability of oligonucleotides, tissue samples, reagents and related components and technologies; and

•	the cost of integrating and consolidating the operations of Gemini Genomics into our business.

In particular, our revenues and operating results are unpredictable because they depend on the number and timing of MassARRAY system placements that we make during the year, the quantity and timing of consumables sales, completion of milestones in service agreements and the duration of revenue generating license agreements and collaborative programs with partners. Any delay in generating or recognizing revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall.

A Reduction in Revenues from Sales of MassARRAY Systems Would Harm Our Business

A decline in the demand for MassARRAY Systems would reduce our total revenues and harm our business. We expect that sales of the MassARRAY system will account for a substantial portion of our total revenues for the foreseeable future. The following factors, among others, may reduce the demand for MassARRAY systems:

•	competition from other products;

•	failure of SNPs to demonstrate medical relevance;

•	changes in fiscal policies and the economy which may impact customer decision making;

•	negative publicity or evaluation; or

•	intellectual property claims or litigation.

We May Need Additional Capital in the Future to Support Our Growth

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the level of our success in selling our MassARRAY systems, consumables, assays and services;

•	the level of our sales and marketing expenses;

•	the extent to which we enter into licensing arrangements, collaborations or joint ventures;

•	our progress with research and development;

•	our ability to introduce and sell new products and services;

•	the costs and timing of obtaining new patent rights;

•	the extent to which we acquire technologies or companies;

•	our success in consolidating and integrating Gemini Genomics and its subsidiaries into our business;

•	regulatory changes and competition and technological developments in the market; and

•	the level of our expenses associated with litigation.

When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products and services, sell some or all of our technology or assets or merge with another entity. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be diluted.

We May Not Be Able to Successfully Adapt Our Products for Commercial Applications

A number of potential applications of our MassARRAY technology will require significant enhancements in our core technology. If we are unable to complete the development, introduction or scale-up of the manufacturing of any product or genotyping facility, or if any of our products do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. In addition, we may fail to sustain the market acceptance of our already established products, such as our MassARRAY systems. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges, successfully introduce our newly developed products and services into the marketplace.

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

We and our Collaborative Partners May Not Be Successful in Developing or Commercializing Therapeutic, Diagnostic or Other Products Using Our Products, Services or Discoveries

Development of therapeutic, diagnostic and other products based on our discoveries and/or our collaborative partners’ discoveries will be subject to risks of failure inherent in their development or commercial viability. These risks include the possibility that any such products will:

•	fail to receive necessary regulatory approvals;

•	fail to be developed prior to the successful marketing of similar products by competitors;

•	be found to be ineffective;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market;

•
fail to be successfully commercialized if adequate reimbursement from government health administration authorities, private health insurers and other organizations for the costs of these products is unavailable to provide adequate return on our or our collaborative partner’s investment;

•	be found to be toxic; or

•	be impossible to market because they infringe on the proprietary rights of third parties or compete with products marketed by third parties that are superior.

If a partner or we discover therapeutic, diagnostic or other products using our products, services or discoveries, we may rely on that partner for product development, regulatory approval, manufacturing and marketing of those products before we can realize some of the milestone payments, royalties and other payments we may be entitled to under the terms of our collaboration agreements. If we are unable to successfully achieve milestones or our collaborative partners fail to develop successful products, we will not earn the revenues contemplated under our collaboration agreements. Our collaboration agreements may allow the partner significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products. As a result, we cannot be certain that our collaborators will choose to develop or commercialize any products or will be successful in doing so. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition or changes its business focus, its performance in its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone and similar payment provisions of our agreement with that collaborator.

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

We May Not Successfully Obtain Regulatory Approval of any Therapeutic, Diagnostic or Other Product which We or Our Collaborative Partners Develop

The Food and Drug Administration, or FDA, must approve any drug product before it can be marketed in the U.S. A drug product must also be approved by the regulatory agencies of foreign governments before the product can be sold outside the U.S. Before a new drug application can be filed with the FDA, the potential product must undergo preclinical testing and clinical trials. Commercialization of any therapeutic, diagnostic or other product which we or our collaborators may develop depends upon successful completion of these preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage of testing. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

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

If We Do Not Succeed in Obtaining Development and Marketing Rights for Some of the Assays Developed in Collaboration with Others, our Revenue and Profitability Could Be Reduced

Our business strategy includes, in part, the development of assays in collaboration with others, and we intend to obtain commercialization rights to those assays. If we are unable to obtain rights to those assays, our revenue and profitability could be reduced. To date, we have initiated limited activities towards the exploitation of any commercialization rights or products developed in collaboration with third parties. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain.

We Depend on Sales of SpectroCHIP Array Chips and Other Disposables for a Significant Portion of Our Revenues

Sales of SpectroCHIP chips and other disposables are an important source of revenue. Factors which may limit the use of SpectroCHIP chips and other disposables include: failure to achieve additional sales of MassARRAY systems, the acceptance of our technology by our customers, the extent of our customers’ level of utilization of their MassARRAY systems, and the training of customer personnel. If our customers do not purchase sufficient quantities of SpectroCHIP chips and other disposables, our revenues will be lower than anticipated.

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

If We Do Not Have Adequate Access to Genetic Materials, We Will Not Be Able to Develop Our Pharmaceuticals Business

We depend on third parties for the collection of extensive and detailed proprietary clinical data and the collection and storage of large quantities of genetic material, such as DNA, and other biological samples. We need access to normal and diseased human tissue samples, other biological materials and related clinical and other information to develop our products and services. We may not be able to obtain or maintain access to these materials and information. If the validity of the consents obtained from our volunteers or our collaborators’ volunteers is successfully challenged, we may lose access to genetic material. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business will suffer.

We May Not Successfully Integrate Gemini Genomics and any Other Future Acquisitions

In September 2001 we completed our acquisition of Gemini Genomics. In the future, we may acquire additional companies or technologies. Managing our acquisition of Gemini Genomics and any future acquisition will entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	higher than expected acquisition and integration costs which may cause our quarterly and annual operating results to fluctuate;

•
combining the operations and personnel of acquired businesses with our own, which may be difficult and costly, and integrating or completing the development and application of any acquired technologies, which may disrupt our business and divert our management’s time and attention;

•	impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	inability to sublease on financially acceptable terms excess leased space or terminate lease obligations of acquired businesses that are not necessary or useful for the operation of our business;

•	exposure to U.S. and foreign federal, state and local tax liabilities in connection with any acquisition or the integration of any acquired businesses; and

•	increased amortization expenses if an acquisition results in significant goodwill or other intangible assets.

If the Validity of the Consents From Our Volunteers or Our Clinical Collaborators’ Volunteers Is Successfully Challenged, We Could Be Forced To Stop Using Some Of Our Clinical Or Genetic Resources, Which Could Hinder Our Gene Discovery Programs

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our subsidiaries and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples to be used for purposes which extend to cover our gene discovery program and other activities. In addition, we have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or samples or any discoveries derived from them. Our clinical collaborators are based in a number of different countries. While we believe that one of our advantages is the number of different ethnic groups we have information about in our clinical databases, the fact that our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents may prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us or our clinical collaborators could deny us access to or force us to stop using some of our clinical or genetic resources which could hinder our gene discovery programs. Also, we could become involved in legal challenges which could consume a substantial proportion of our management and financial resources.

We May Not Have the Resources Required to Successfully Compete in the Biotechnology Industry

The biotechnology industry is highly competitive. We expect to compete with a broad range of companies in the United States and abroad that are engaged in the development and production of products, services and strategies to analyze genetic information. They include:

•	biotechnology, pharmaceutical, chemical and other companies;

•	academic and scientific institutions;

•	governmental agencies; and

•	public and private research organizations.

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

Our Ability to Compete in the Market May Decline If We Lose Some of Our Intellectual Property Rights Due to Lawsuits to Protect or Enforce our Patents

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. In addition, others may develop products for use with the MassARRAY system in violation of our patents that could reduce sales of disposables. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our Success Will Depend Partly on Our Ability to Operate Without Infringing on or Misappropriating the Proprietary Rights of Others

We may be sued for infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could have a material adverse affect on our business, financial condition and results of operations.

The Rights We Rely Upon to Protect the Intellectual Property Underlying Our Products May Not Be Adequate, Which Could Enable Third Parties to Use Our Technology and Would Reduce Our Ability to Compete in The Market

We require our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may gain access to our trade secrets or independently develop substantially equivalent proprietary information and techniques.

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

We Have Limited Commercial Production Capability and Experience and May Encounter Production Problems or Delays, Which Could Result in Lower Revenue

We assemble the MassARRAY system and manufacture the SpectroCHIP chip and MassARRAY kit. To date, we have only produced these products in moderate quantities. Our customers require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards as we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which could adversely affect our business.

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

•	the inability to obtain an adequate supply of required components and materials due to capacity constraints, a discontinuance of a product by a supplier or other supply constraints;

•	reduced control over quality and pricing of components and materials; and

•	delays and long lead times in receiving components or materials from vendors.

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

Our grants from the government give the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

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

•	changes in economic conditions;

•	changes in government programs that provide funding;

•	changes in the regulatory environment affecting health care and health care providers;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

None of these factors is within our control.

We are Subject to Risks Associated with Our Foreign Operations

Nearly all of the operations of Gemini Genomics, a company we acquired in September 2001, were and continue to be conducted outside the United States, in countries where we did not previously have operations. As a result of our acquisition of Gemini Genomics, we are subject to the increased risks of doing business abroad.

We expect that a significant portion of our sales will be made outside the United States. A successful international effort will require us to continue to develop relationships with international customers and partners. We may not be able to identify, attract or retain suitable international customers and partners. Expansion into international markets will require us to continue to establish and grow foreign operations, hire additional personnel to run these operations and maintain good relations with our foreign customers and partners. International operations involve a number of risks not typically present in domestic operations, including:

•	currency fluctuation risks;

•	changes in regulatory requirements;

•	costs and risks of deploying systems in foreign countries;

•	licenses, tariffs and other trade barriers;

•	political and economic instability;

•	difficulties in staffing and managing foreign operations;

•	potentially adverse tax consequences;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	different rules, regulations, and policies governing intellectual property protection and enforcement.

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

If Our Production and Laboratory Facilities are Damaged, We Could Experience Lost Revenue and Our Business Would Be Seriously Harmed

Our only production facility is located in San Diego, California. During 2001 we had laboratories located in San Diego, Sudbury, Massachusetts, Germany, Sweden, the United Kingdom and Canada. Damage to our facilities due to fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms, or at all.

Our Stock Price Has Been and May Continue to Be Volatile and Your Investment Could Suffer a Decline in Value

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements of technological innovations by us or our competitors;

•	developments or disputes concerning patent or proprietary rights; and

•	general market conditions out of our control.

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could seriously harm our business, financial condition and results of operation.

We Have Adopted Anti-takeover Provisions Which May Limit the Ability of Another Party to Acquire Us, and Which Could Cause Our Stock Price to Decline

Various provisions of our certificate of incorporation, bylaws, stockholder rights plan and Delaware law may discourage or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, a classified board of directors, by which approximately one third of the directors are elected each year, advance notice requirements for proposals that can be acted upon at stockholder meetings and limitations on who may call stockholder meetings. Additionally, in October 2001, we adopted a Stockholder Rights Plan. Pursuant to our stockholders rights plan, each share of our outstanding common stock has an associated preferred share purchase right. The rights will not trade separately from our common stock until, and are exercisable only upon, the acquisition or potential acquisition by a person or group of, or the tender offer for, fifteen percent or more of our common stock. As a result of these provisions, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in a premium over the market price for the shares held by our stockholders. Additionally, our board of directors, without further approval of the stockholders, is authorized to issue “blank check” preferred stock and to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to this preferred stock. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, also make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise adversely affect the market price of our common stock.

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

We May Not Have Adequate Insurance and If We Become Subject to Product Liability Claims, We May Experience Reduced Demand for Our Products and Services or Be Required to Pay Damages that Exceed Our Insurance Limitations

Our business exposes us to potential product liability claims. Any product liability claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

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

Item 2.    PROPERTIES

We are headquartered in San Diego with wholly-owned subsidiaries located in Hamburg, Germany, Cambridge, England, St. Johns, Canada, Uppsala, Sweden and offices in Queensland, Australia and in Newton and Sudbury, Massachusetts.

Collectively, we own or lease approximately 230,000 square feet under leases that expire from June 2002 to May 2022, each of which contains laboratory, office, manufacturing, or storage facilities. The locations are:

San Diego, California (Leased)
Newton, Massachusetts (Leased)
Sudbury, Massachusetts (Leased)
Hamburg, Germany (Leased)
Cambridge, England (Leased)
Uppsala, Sweden (Leased)
Queensland, Australia (Leased)
St. Johns, Newfoundland (Owned)

The San Diego site houses our selling, general and administrative offices, research and development facilities and manufacturing operations. The sites in Hamburg and Sudbury are used to support sales and distribution in Europe and the East Coast of the United States, respectively. The Newton site was acquired through our merger with Gemini and is being actively marketed, as the East Coast operations of both companies were combined in the existing Sudbury facility. The site in Cambridge is used as our U.K. headquarters for sales, clinical analysis, research and development and support activities, performed in the U.K., as well as in St. John’s and Uppsala. Gemini Genomics entered into a new lease agreement for 35,600 square feet of premises being constructed in Cambridge, England with effect from May 2002. This lease will expire in May 2022. We have determined that this space is surplus to our immediate requirements, and the lease is being actively marketed. We expect that it may take us from six months to two years, or possibly longer, to sublease the identified surplus space. Excluding the identified surplus space, we believe our facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.    LEGAL PROCEEDINGS

In November, 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings, or IPOs, of their common stock in the late 1990s. In the complaint, the plaintiff alleges that the Company, certain of its officers and directors, and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiff seeks unspecified monetary damages and other relief. While hundreds of these lawsuits have been filed and served on various underwriters and other issuers, to date, the complaint has not been served on the Company or on any of our officers or directors named in the complaint. We deny all material allegations and, in the event we are served with the complaint, intend to defend the action vigorously.

In December 2001, we filed a complaint for declaratory judgment of patent non-infringement and invalidity against Myriad Genetics, Inc., and Myriad Genetics Laboratories, in the U.S. District Court for the Southern District of California. The complaint was filed by us in response to letters received from Myriad and its attorneys in which Myriad asserted its belief that we were engaging in activities that infringe Myriad’s purported patent rights under a specific U.S. patent. In March 2002, we entered into a settlement agreement with Myriad Genetics, Inc. and Myriad Genetics Laboratories, under which we acquired ownership of such patent rights and all parties agreed to dismiss the lawsuit with prejudice, and such dismissal was subsequently ordered by the court.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)
Our common stock is traded on the Nasdaq National Market (the “NNM”) under the symbol “SQNM”. The following tables set forth the high and low sale prices, for the Company’s common stock as reported on the NNM for the periods indicated.

	High	Low
Year Ended December 31, 2001:
First Quarter	$ 20.75	$ 8.00
Second Quarter	18.11	8.66
Third Quarter	12.37	5.72
Fourth Quarter	11.18	6.02

Year Ended December 31, 2000:
First Quarter (commencing on January 31, 2000)	$191.25	$26.00
Second Quarter	52.56	17.00
Third Quarter	50.00	24.00
Fourth Quarter	45.50	12.13

There were approximately 387 holders of record of our common stock as of February 28, 2002. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

(b)
On January 31, 2000, the Company’s Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million, results in net offering proceeds to the Company of approximately $144.1 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through December 31, 2001, approximately $4.8 million has been used to payoff long-term and other debt, approximately $25.8 million to purchase equipment or make leasehold improvements, approximately $10.8 million related to the acquisition of Gemini Genomics, and approximately $53.7 million for general corporate purposes, including hiring additional personnel, expansion of facilities, development and manufacturing of products, and expenses for filing and pursing patent applications. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited financial statements and should be read in conjunction with the consolidated financial statements and the notes to such statements and ‘‘Management’s discussion and analysis of financial condition and results of operations’’ included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated statements of operations data
Revenues:
Product	$21,524	$8,253	$—	$—	$—
Services	8,942	1,447	—	—	—
Research and development grants	269	337	179	351	527

Total revenues	30,735	10,037	179	351	527
Costs and expenses:
Cost of product and service revenue	19,780	6,574	—	—	—
Research and development	29,327	18,433	10,291	6,188	3,532
Selling, general and administrative	24,167	18,492	8,239	4,218	1,861
In process research and development	24,920	—	—	—	—
Amortization of acquired intangibles	935
Amortization of deferred stock compensation	939	3,741	4,376	—	—

Total costs and expenses	100,068	47,240	22,906	10,406	5,393

Loss from operations	(69,333)	(37,203)	(22,727)	(10,055)	(4,866)
Other income (expense):
Interest income	6,796	8,925	1,578	397	57
Interest expense	(343)	(4,683)	(790)	(613)	(308)
Other income, net	248	75	169	—	—

Net loss	$(62,632)	$(32,886)	$(21,770)	$(10,271)	$(5,117)

Net loss per share, basic and diluted	$(2.25)	$(1.46)	$(26.23)	$(33.33)	$(22.62)
Shares used in computing net loss per share, basic and diluted	27,816	22,454	830	308	226

	As of December 31,
	2001(1)	2000	1999	1998	1997
Consolidated balance sheet data
Cash, cash equivalents, short-term investments and restricted cash	$143,135	$138,424	$21,616	$28,497	$833
Working capital	128,398	134,519	18,518	26,014	(125)
Total assets	350,161	166,262	29,753	32,777	2,273
Total long-term obligations	2,841	1,827	7,326	7,408	3,772
Total stockholders’ equity (deficit)	308,602	144,939	17,539	22,635	(2,747)

(1)	2001 includes the results of operations of Gemini Genomics from September 20, 2001, the date of acquisition, and affects the comparability of the Selected Financial Data.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the caption ‘‘Risk and Uncertainties’’ and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

We are a discovery genetics company with the tools, information and strategies for determining the medical impact of genes and genetic variations. Utilizing a novel population genetics approach, we are systematically identifying potential disease-related genes that affect significant portions of the overall population. Our core technology components include the MassARRAY system for genetic variation and drug target validation, a broad portfolio of single nucleotide polymorphisms (SNP) assays and diverse human population samples. We believe that our technology should enable us to screen virtually all human genes in relation to all diseases across large human populations. Using these technologies in house and in partnerships, we are generating a portfolio of candidate disease gene markers associated with significant human health disorders, including cardiovascular disease, cancer, diabetes, stress and obesity. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic products to the market while maximizing the return on our drug development efforts.

In September 2001, we completed our acquisition of Gemini Genomics, a company based in the United Kingdom. Gemini Genomics was a clinical genomics company focused on the discovery and commercialization of novel gene-based drug discovery targets. Gemini had collected and analyzed information from a wide range of human population groups, including twins, disease-affected families, isolated, or founder, populations and drug trial subjects. Under the terms of our agreement with Gemini Genomics, holders of Gemini Genomics ordinary shares received 0.2 of a share of newly issued SEQUENOM common stock in exchange for each ordinary share of Gemini Genomics. Holders of Gemini Genomics American Depository Shares (ADSs) received 0.4 of a share of newly issued SEQUENOM common stock in exchange for each Gemini Genomics ADS. As a result of the Gemini Genomics transaction, SEQUENOM issued approximately 13.0 million shares and assumed outstanding options and warrants to purchase approximately 1.2 million additional shares. The transaction was accounted for using the purchase method of accounting. Net cash and other tangible assets totaling approximately $53.8 million were acquired, in addition to approximately $18.7 million of intangible assets, and $24.9 million of in-process research and development. We estimate that our integration expenses will total approximately $23.0 million. These expenses include both transaction and integration costs. As of December 31, 2001, we had incurred approximately $16.5 million of transaction and integration related costs.

Since we began operations in 1994, we have devoted substantially all of our resources to the development and application of products, technologies and services to analyze genetic variations, or SNPs, and, more recently, to determine their association with disease. Our products include the MassARRAY system, disposable MassARRAY kits consisting of SpectroCHIP chips and reagents, a SNP assay portfolio and a portfolio of proprietary information on genes implicated in disease. Our services include assay design for MassARRAY customers, in-house validation projects using our MassARRAY system and disease association studies using our proprietary DNA banks. We also use the MassARRAY technology to identify the medical utility of genes and develop SNP panels based on the correlation of SNPs to specific diseases. We expect that the merger with Gemini Genomics will expand our ability to perform disease gene association and genetic marker validation studies. We believe this will provide a pipeline of validated genes for downstream development of diagnostic and therapeutic products.

We commenced sales of our first product, the MassARRAY system, in January 2000. Through December 31, 2001, we had placed a total of 55 systems with leading companies and institutions. We have sold our products to genomics, pharmacogenomics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through December 31, 2001 our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY kits used in the operation of our MassARRAY systems and the licensing of our proprietary software, which is licensed separately from the MassARRAY system. Our service revenues consist of genetic validation services, with revenue recognized as phases of projects are completed.

Since our inception, we have incurred significant losses. As of December 31, 2001, we had an accumulated deficit of $139.0 million. We expect to incur losses for the foreseeable future, and expect all expenses to increase, as we expand development and commercialization of new information-based products, and launch our Pharmaceuticals business unit. The addition of three foreign-based Gemini Genomics subsidiaries will also result in an increase in operating costs. We are integrating our historical genetic discovery business with Gemini Genomics, and as a result, beginning in 2002, we will report financial results and progress of our operations in the context of two distinct business units: SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. SEQUENOM Genetic Systems will include the Company’s operations that support sales of MassARRAY systems and consumables and the provision of genetic services. SEQUENOM Pharmaceuticals will include operations relating to genetic discovery, validation of candidate genes, target discovery and ultimately the development of diagnostic and therapeutic products.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Certain of these accounting policies that we believe are the most critical to our investors understanding of our financial results and condition are discussed below. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included elsewhere in this report. In preparing these financial statements, management uses its judgments to determine the appropriate assumptions to be used in the determination of certain estimates. The application of these accounting policies involves the exercise of judgment and use of estimates and assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

In accordance with Staff Accounting Bulleting (“SAB”) No. 101, Revenue Recognition in Financial Statements, revenues are recognized, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is deferred for fees received before earned. Revenues from the MassARRAY system, consumables and proprietary software, are recognized generally upon shipment and transfer of title to the customer. The Company recognizes revenue allocated to maintenance fees for ongoing customer support over the maintenance period. Revenues from SNP validation services are recognized at the completion of key stages in the performance of the service, which is generally delivery of SNP assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

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

Significant estimates are as follows:

•
Accrued acquisition and integration costs.    To the extent that exact amounts are not determinable, the Company has estimated amounts for direct costs of the acquisition of Gemini Genomics and the related integration costs in accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Accrued acquisition and integration related costs totaled approximately $6.5 million at December 31, 2001 and represented the amount the Company expects to incur related to facility exit costs. We expect that it may take us from six months to two years, or possibly longer, to sublease the identified surplus space. Materially different results would be likely if it takes longer than expected to sublease or terminate current lease agreements or if financial terms of subleases or termination of agreements are different than estimated.

•
Impairment of long-lived assets.    The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Goodwill and other intangibles, primarily resulting from the acquisition of Gemini Genomics totaled approximately $154.8 million at December 31, 2001.

•
Valuation of deferred income taxes.    Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies in the multiple tax jurisdictions where we operate, and any significant changes in the tax treatment received on our business combinations.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have infinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will engage an independent third party to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have preliminarily estimated that the adoption of FAS 142 will result in a one-time, non-cash charge in excess of $100.0 million in the first quarter of 2002, and will be reflected as a cumulative effect of an accounting change.

In October 2001, the SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and portions of APB Opinion No. 30. Although SFAS No. 144 retains many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supersede the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will apply the new rules on accounting for such assets beginning in the first quarter of fiscal year 2002, and does not believe that the application will have a material effect on the earnings and financial position of the Company.

RESULTS OF OPERATIONS

Years ended December 31, 2001, 2000 and 1999

Revenues

Total revenues increased to approximately $30.7 million in 2001, from approximately $10.0 in 2000 and approximately $179,000 in 1999. All revenues in the years prior to 2000 resulted from research and development grants. Product revenues were $21.5 million for the year ended December 31, 2001, compared to $8.3 million for the year ended December 31, 2000. These product revenues were derived from the sale of MassARRAY systems, disposable kits containing our proprietary SpectroCHIP chips and licensing of our proprietary software. The increase in product revenue from 2000 to 2001 resulted from an increase in the number of systems sold from 22 in 2000 to 33 in 2001. The number of systems sold, in addition to the increase in our installed base from 22 to 55, resulted in the increase in our SpectroCHIP chip and proprietary software revenues. Service revenues were approximately $8.9 million for the year ended December 31, 2001, compared to $1.4 million in the prior year. The increase in service revenues resulted from an increase in the number and magnitude of service agreements in 2001.

We expect that future revenues will be affected by, among other things, customer research budgets, new product introductions, competitive conditions and government research funding.

Gross margin on product and service revenue

Total gross profit as a percentage of revenues increased to 35% in 2001 from 32% in 2000. The increase in gross margin resulted primarily from a larger percentage of higher margin products being sold in 2001 compared to 2000.

We believe that gross margin in future periods will be affected by, among other things, mix of products and services sold, competitive conditions, sales volumes, and royalty payments on licensed technologies.

Research and development expenses

Research and development expenses increased to $29.3 million in 2001 from $18.4 million in 2000 and $10.3 million in 1999. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to improvements of our existing products as well as validation of products under development. The $10.9 million increase from 2000 to 2001 resulted from an increase in number of personnel to support our increase in research and development collaborations, as well as the acquisition of Gemini Genomics in the third quarter of 2001, whose research and development expenses were consolidated with ours in the fourth quarter of 2001. The $8.1 million increase from 1999 to 2000 consisted of approximately $3.4 million in increased materials and other costs related to research and development of products and services and collaborative agreements, approximately $3.4 million from increased personnel expenses associated with additional research and development personnel and a $1.3 million charge related to forgiveness of loans granted to research and development executives in connection with the exercise of stock options.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $24.2 million in 2001 from $18.5 million in 2000 and $8.2 million in 1999. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related function’s expenses. The $5.7 million increase from 2000 to 2001 resulted primarily from additional sales, marketing and customer support activities and expenses associated with filing patent applications on our intellectual property. In addition, as a result of the acquisition of Gemini Genomics at the end of the third quarter of 2001, our selling, general and administrative expenses increased to include Gemini’s selling, general and administrative expenses which are reflected in our fourth quarter 2001 results. Approximately $4.2 million of the $10.3 million increase from 1999 to 2000 resulted from charges related to the February 2000 forgiveness of loans granted to executives in 1999 in connection with the exercise of stock options and the transition and resignation of a former CEO. The remaining increase consisted of approximately $4.5 million from the expansion of our sales, marketing, business development and customer support teams to support the commercialization of our products, approximately $1.2 million in additional expenses associated with our new San Diego facilities and other general expenses related to the overall expansion of our operations, and approximately $400,000 in additional insurance and general legal costs as a result of becoming a publicly traded company.

In-process research and development

In connection with the acquisition of Gemini Genomics in 2001, we recorded a non-recurring, non-cash in-process research and development charge of $24.9 million. This amount represents the value of the research and development projects acquired from Gemini that were not technologically feasible or did not have alternative future uses as of the date of acquisition.

Amortization of acquired intangibles

In connection with the acquisition of Gemini Genomics, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patents. These intangible assets will be amortized over three to five years. The 2001 amortization of approximately $936,000 represents the amortization of the intangibles assets from the date of acquisition in September 2001 through the end of 2001.

Amortization of deferred stock-based compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the year ended December 31, 2001, we recorded amortization of deferred stock compensation totaling approximately $939,000, compared to $3.8 in 2000 and $4.4 million in 1999. These amounts are being amortized over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28. We expect to record amortization for deferred compensation approximately as follows: $432,000 during 2002, and $187,000 during 2003. The 1999 amount included $1.7 million related to a remeasurement of options originally granted to a former CEO in 1997.

Interest income

Interest income was $6.8 million in 2001, compared to $8.9 million in 2000, and approximately $1.6 million in 1999. The decrease from 2000 to 2001 resulted from lower interest rates and lower average balances of interest bearing cash and investments. The increase from 1999 to 2000 resulted from higher average balances of cash and cash equivalents and short-term investments in 2000, from the investment of our February 2000 IPO proceeds of approximately $144.1 million.

Interest expense

Interest expense was approximately $343,000 in 2001, compared to approximately $4.7 million in 2000, and approximately $790,000 in 1999. Interest expense in 2001 resulted primarily from interest payments under our capital lease obligations and long-term debt. The interest expense amount in 2000 of $4.7 million is comprised of approximately $4.8 million of non-cash interest expense recorded upon conversion of debt of $2.2 million (4.0 million German deutsche marks exchanged at a rate of 1.84 deutsche marks per 1 US dollar) into common stock and approximately $300,000 of interest related to capital lease obligations, offset in part by approximately $400,000 of a non-cash gain recorded upon issuance of common stock to extinguish long-term interest payable.

Income taxes

At December 31, 2001, the Company has federal and state tax net operating loss carryforwards of approximately $80,188,000 and $28,094,000, respectively. The difference between the federal and state tax loss carryforwards is attributable to the capitalization of research and development expenses for state tax purposes and the 55% limitation on the California loss carryforwards beginning in 2000 and the 50% limitation in earlier years. The federal tax loss carryforwards will begin to expire in 2009, unless previously utilized. Approximately $358,000 of the state tax loss carryforwards expired in 2001 and the state tax loss carryforwards will continue to expire in 2002 unless previously utilized.

The Company also has German and United Kingdom (UK) net operating loss carryforwards of approximately $10,000,000 and $41,000,000, respectively, which may be carried forward indefinitely.

Approximately $32,000,000 of the UK net operating loss carryforwards was acquired with the purchase of Gemini Genomics and is fully reserved by the valuation allowance. To the extent these UK net operating loss carryforwards are utilized, such benefit will be recorded as a purchase accounting adjustment.

The valuation allowance includes a future tax benefit of approximately $570,000 related to stock option deductions, which, if recognized, will be allocated to additional paid in capital.

The Company also has federal and state research and development tax credit carryforwards of approximately $2,143,000 and $2,265,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2010 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

Use of the Company’s UK net operating loss carryforwards may be limited upon the occurrence of certain events such as the discontinuation or change in the nature or conduct of the business.

Liquidity and capital resources

In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million. Prior to our IPO, we funded our operations with $55.6 million of private equity financings, $6.0 million in loans and convertible loans and $2.2 million from equipment financing arrangements. At December 31, 2001, cash, cash equivalents, short-term investments and restricted cash totaled $143.1 million compared to $138.4 million at December 31, 2000. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the year ended December 31, 2001 was $41.4 million compared with $20.3 million in 2000. A net loss of $62.6 million in 2001 was partially offset by non-cash charges of $24.9 million of in-process research and development resulting from the acquisition of Gemini Genomics, $7.2 million for depreciation and amortization expense and $1.4 million related to stock based compensation. Investing activities, other than the changes in our short-term investments and the $61.4 million of cash acquired from Gemini, used $20.0 million in cash during 2001 from expenditures for leasehold improvements, our ultra-high throughput genotyping facility and laboratory equipment.

Cash provided by financing activities was approximately $493,000 for the year ended December 31, 2001 compared to $142.9 million for the same period in 2000. Financing activities in 2001 included approximately $696,000 of proceeds from Employee Stock Purchase Plan and stock option exercises and borrowings, net of repayments, under capital lease obligations of approximately $116,000. Financing activities in 2000 included the receipt of net proceeds of $144.1 million from the sale of common stock in our initial public offering in February 2000.

The following table summarized our contractual obligations at December 31,2001 (in millions):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$3.0	$1.3	$1.7	$—
Capital lease obligations	2.4	1.2	1.1	0.1
Operating leases	85.1	5.4	11.5	68.2

Total Contractual Obligations	$90.5	$7.9	$14.3	$68.3

Other commitments and contingencies that may result in contractual obligations to pay are described in Note 6 to the Consolidated Financial Statements.

We believe our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the level of our success in selling our MassARRAY systems, consumables, assays and services;

•	the level of our sales and marketing expenses;

•	the extent to which we enter into collaborations or joint ventures;

•	our ability to introduce and sell new products and services;

•	the level of our acquisition and integration expenses, including tax and other liabilities from the Gemini Genomics or other acquisitions;

•	our ability to exit existing excess facilities on terms that are financially acceptable;

•	the level of our expenses associated with litigation or termination of agreements;

•	the costs and timing of obtaining new patent rights;

•	the costs and expenses associated with defending or asserting any intellectual property claims or litigation;

•	the extent to which we acquire technologies or companies; and

•	regulatory changes and competition and technological developments in the market.

We have a $25.0 million bank line of credit, of which $22.0 million is available for borrowing. In addition, we have established an $8.0 million capital equipment financing agreement, $6.1 million of which was available for utilization at December 31, 2001. We have no commitments for any additional financings. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

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

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound (“GBP”), the Euro, the Swedish Krona (“SEK”) and the Canadian dollar (“CAN”). The subsidiaries accounts are translated from the relevant functional currency to the US dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the US dollar. We have significant exposure to exchange rate effects following the merger with Gemini Genomics as substantially all of Gemini’s cash is denominated in US dollars, leading to potential exchange gain and losses if the GBP and US dollar exchange rate changes significantly. A strengthening of the British pound against the U.S. dollar could result in a material increase in our losses for any given financial period. We have made net foreign currency gains in the year ended December 31, 2001, but you should not view this gain as an indicator of future financial performance in this area.

The table below sets forth our currency exposure (i.e., those transactional exposures that give rise to the net currency gains and losses recognized in the income and expenditure account) on our net monetary assets and liabilities. These exposures consist of our monetary assets and liabilities that are not denominated in the functional currency used by us or our subsidiary or affiliate having the asset or liability.

	As of December 31, 2001
Functional currency of operations	Net foreign monetary assets/(liabilities)
	US dollars	Other
	(in millions)
Great British Pound	$53.4	—

A movement of 1% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $500,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the year ended December 31, 2001. We had no deferred gains or losses during the year covered.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the Index to the Financial Statements on Page F-l of the Financial Report included herein.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the Securities and Exchange Commission a definitive proxy statement within 120 days after the end of our fiscal year for our Annual Meeting of Stockholders to be held on May 31, 2002 (the “Proxy Statement”), and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to our Proxy Statement under the heading “Election of Directors”. Information regarding executive officers is set forth in  Item 1 of Part 1 of this report.

Section 16(A) Beneficial Ownership Reporting Compliance

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information in the section entitled “Certain Transactions” in the Proxy Statement.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page F-l.

(2)  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts. The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(3)  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

(b)  Reports on Form 8-K

A current report on Form 8-K was filed on October 5, 2001. The report includes information related to the completion of the acquisition of Gemini Genomics plc. Financial statements are included as an exhibit to this Form 8-K.

A current report on Form 8-K was filed on October 23, 2001. The report includes information related to the adoption of a Stockholder Rights Plan and did not include any financial statements.

A current report on Form 8-K was filed on December 21, 2001. The report includes information related to a filing of a Complaint for Declaratory Judgement of Patent Non-Infringement and Invalidity against Myriad Genetics, Inc., a Delaware corporation, and Myriad Genetics Laboratories, a wholly owned subsidiary of Myriad Genetics, Inc., in the U.S. District Court for the Southern District of California and did not include any financial statements.

Exhibit Number	Description of Document
2.1(8)	Transaction Agreement, dated May 29, 2001 between Registrant and Gemini Genomics.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of Registrant, as amended.
3.3(10)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1(1)	Specimen common stock certificate.
10.1(1)	Form of Warrant Agreement between the Registrant and holders of the Series C Preferred Stock warrants.
10.2(1)	Amended and Restated Registration Rights Agreement, dated December 21, 1998.
10.3(8)	Registration Rights Agreement dated as of September 20, 2001 between the Registrant and Michael Fitzgerald, Genelink Holdings, Ltd., Raddison Trustee Ltd. and Clover Leaf Holdings Limited.
10.4 (1) *	Collaboration Agreement, dated November 24, 1997, between the Registrant and Bruker-Franzen Analytik, GmbH.
10.5 (1) *	Contractual Agreement, dated October 1, 1998, between the Registrant and GeSIM.

Exhibit Number	Description of Document
10.6(1)	Standard Industrial Gross Lease, dated December 12, 1996, between Registrant and Sorrento Business Complex, L.P., as amended.
10.7(1)	Master Equipment Lease Agreement No. 0135 and Letter extending the equipment lease, dated October 22, 1998, between Registrant and Phoenix Leasing Incorporated, as amended.
10.8(1)	Form of Indemnification Agreement between the Registrant and each of its directors.
10.9(1)	Form of Indemnification Agreement between the Registrant and each of its officers.
10.10 (1) #	1994 Stock Plan.
10.11 (1) #	1994 Stock Plan Form of Non-Qualified Stock Option Grant.
10.12 (1) #	1994 Stock Plan Form of Incentive Stock Option Grant.
10.13 (1) #	1994 Stock Plan Form of Stock Restriction Agreement.
10.14 (1) #	1998 Stock Option/Stock Issuance Plan.
10.15 (1) #	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option.
10.16 (1) #	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.17 (1) #	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.
10.18 (1) #	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.
10.19 (1) #	1999 Stock Incentive Plan.
10.20 (1) #	1999 Employee Stock Purchase Plan.
10.21 (1) #	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.
10.22 (1) #	1999 Stock Incentive Plan Form of Stock Option Agreement.
10.23(2)	Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.
10.24(3)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC, a Delaware limited liability company.
10.25(4)	Global Master Rental Agreement, dated May 4, 2000, between the Registrant and ComDisco.
10.26 (4) *	Purchase and License Agreement, dated June 20, 2000, between the Registrant and Specialty Laboratories.
10.27 (5) *	High Throughput Oligonucleotide Manufacturing and Supply and MassARRAY™ Analytical System Purchase Agreement, dated as of August 24, 2000, between the Registrant and Integrated DNA Technologies, Inc.
10.28 (5) *	Technology Access and Collaboration Agreement, dated as of September 29, 2000, between the Registrant and Incyte Genomics, Inc.
10.29 (7)	Note Secured by Stock Pledge Agreement, dated November 30, 2000 between Antonius Schuh and the Registrant.
10.30 (7)	Note Secured by Stock Pledge Agreement, dated November 30, 2000 between Stephen Zaniboni and the Registrant.
10.31 (7)	Note Secured by Stock Pledge Agreement, dated November 30, 2000 between Andreas Braun and the Registrant.
10.32 (7)	First Amended and Restated Employment Agreement, dated as of June 30, 2000 between Toni Schuh and the Registrant.
10.33 (7)	First Amended and Restated Employment Agreement, dated as of August 1, 2000 between Delbert F. Foit, Jr. and the Registrant.

Exhibit Number	Description of Document
10.34 (7)	First Amended and Restated Employment Agreement, dated as of August 1, 2000 between Steve Zaniboni and the Registrant.
10.35 (7)	First Amended and Restated Employment Agreement, dated as of August 1, 2000 between Andi Braun and the Registrant
10.36 (7)	Employment Agreement, dated May 3, 1999 between Dr. Karsten Schmidt and Sequenom GmbH.
10.37 (7)*	Technology Access and Collaboration Agreement Addendum dated as of January 23, 2001 between Incyte Genomics and the Registrant.
10.38 (7)	Letter Amendment dated as of November 13, 2000 to Lease dated March 29, 2000 between TPSC IV, LLC and the Registrant.
10.39 (6)#	Form of Employment Agreement between Registrant and Employees Listed on A thereto, as amended.
10.40(9)*	Research Collaboration and License Agreement, dated August 23, 2001, between Registrant and Glaxo Group Limited and SmithKline Beecham Corporation
10.41(10)	Rights Agreement dated as of October 22, 2001 between the Registrant and American Stock and Transfer & Trust Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

#	Management contract or compensatory plan.

*
Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)
Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended, which exhibit is hereby supplemented with an additional Schedule A filed with this Annual Report on Form 10-K.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the Registrant’s proxy statement for its special meeting of stockholders filed with the SEC on July 19, 2001.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 23, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002
SEQUENOM, INC.

By:	/s/ ANTONIUS SCHUH
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

Signature	Title	Date

/s/ ANTONIUS SCHUH Antonius Schuh	President, Chief Executive Officer and Director	March 27, 2002

/s/ STEPHEN L. ZANIBONI Stephen L. Zaniboni	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ CHARLES CANTOR Charles Cantor	Chief Scientific Officer and Director	March 27, 2002

/s/ HELMUT SCHUHSLER Helmut Schühsler	Chairman of the Board of Directors	March 27, 2002

/s/ ERNST-GUNTER AFTING Ernst-Gunter Afting	Director	March 27, 2002

/s/ JOHN LUCAS John Lucas	Director	March 27, 2002

/s/ KRIS VENKAT Kris Venkat	Director	March 27, 2002

/s/ MICHAEL FITZGERALD Michael Fitzgerald	Director	March 27, 2002

SEQUENOM, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
SEQUENOM, Inc.

We have audited the accompanying consolidated balance sheets of SEQUENOM, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEQUENOM, Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

ER	NST & YOUNG LLP

San Diego, California
February 18, 2002

SEQUENOM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$71,686,156	$70,045,695
Short-term investments, available-for-sale	67,321,607	68,378,050
Restricted cash and investments	4,127,000	—
Accounts receivable, net	9,995,297	4,267,238
Inventories, net	8,050,748	2,923,218
Other current assets and prepaid expenses	4,134,568	8,399,905

Total current assets	165,315,376	154,014,106
Equipment and leasehold improvements, net	25,098,476	8,117,600
Intangible assets, net	19,415,506	—
Goodwill	135,345,236	—
Other assets	4,986,042	4,130,178

Total assets	$350,160,636	$166,261,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,463,875	$8,707,810
Accrued acquisition and integration costs	6,518,610	—
Deferred revenue	6,625,325	9,830,430
Current portion of long-term bank debt	1,250,000	—
Current portion of capital lease obligations	1,059,095	957,042

Total current liabilities	36,916,905	19,495,282
Deferred revenue, less current portion	1,800,000	750,000
Capital lease obligations, less current portion	1,091,309	1,077,200
Long-term debt, less current portion	1,750,000	—

Commitments

Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares —5,000,000	—	—
Common stock, par value $0.001; authorized shares — 75,000,000 at December 31, 2001 and 2000; issued and outstanding shares —37,367,228 and 24,442,092 at December 31, 2001 and 2000, respectively	37,367	24,442
Additional paid-in capital	447,755,679	223,140,159
Notes receivable for stock	—	(598,500)
Deferred compensation related to stock options	(605,446)	(1,551,044)
Accumulated other comprehensive income	437,479	314,843
Accumulated deficit	(139,022,657)	(76,390,498)

Total stockholders’ equity	308,602,422	144,939,402

Total liabilities and stockholders’ equity	$350,160,636	$166,261,884

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2001	2000	1999
Revenues:
Products	$21,523,847	$8,253,473	$—
Services	8,941,904	1,446,975	—
Research and development grants	269,322	337,432	179,248

Total revenues	30,735,073	10,037,880	179,248
Costs and expenses:
Cost of product and service revenue	19,779,712	6,573,706	—
Research and development	29,327,132	18,433,382	10,291,213
Selling, general and administrative	24,167,028	18,492,487	8,238,809
In-process research and development	24,920,000	—	—
Amortization of acquired intangibles	935,500	—	—
Amortization of deferred stock compensation ($788,561 and $150,202, $3,142,559 and $598,583, $3,676,142 and $700,218 related to selling, general and administrative and research and development in 2001, 2000 and 1999, respectively)	938,763	3,741,142	4,376,360

Total costs and expenses	100,068,135	47,240,717	22,906,382

Loss from operations	(69,333,062)	(37,202,837)	(22,727,134)
Interest income	6,796,647	8,925,416	1,577,635
Interest expense	(343,484)	(4,683,294)	(790,260)
Other income, net	247,740	74,804	169,444

Net loss	$(62,632,159)	$(32,885,911)	$(21,770,315)

Historical net loss per share, basic and diluted	$(2.25)	$(1.46)	$(26.23)

Weighted average shares outstanding, basic and diluted	27,816,470	22,453,797	829,895

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Officers	Deferred Compensation Related to Stock Options	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	12,973,694	$12,974	331,010	$331	$46,798,743	$—	$(2,420,150)	$(22,649)	$(21,734,272)	$22,634,977
Net loss	—	—	—	—	—	—		—	(21,770,315)	(21,770,315)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(61,981)	—	(61,981)
Translation adjustment	—	—	—	—	—	—	—	485,409	—	485,409

Comprehensive loss	—	—	—	—	—	—	—	—	—	(21,346,887)
Exercise of stock options	—	—	1,967,665	1,968	2,049,378	(2,056,466)	—	—	—	(5,120)
Issuance of stock options to consultants	—	—	—	—	102,527	—	—	—	—	102,527
Issuance of Series D Convertible Preferred stock, net of issuance costs of $372,206	1,869,063	1,869	—	—	11,774,834	—	—	—	—	11,776,703
Deferred compensation	—	—	—	—	5,574,811	—	(5,574,811)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,376,360	—	—	4,376,360

Balance at December 31, 1999	14,842,757	14,843	2,298,675	2,299	66,300,293	(2,056,466)	(3,618,601)	400,779	(43,504,587)	17,538,560
Net loss	—	—	—	—	—	—	—	—	(32,885,911)	(32,885,911)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	228,563	—	228,563
Translation adjustment	—	—	—	—	—	—	—	(314,499)	—	(314,499)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(32,971,847)
Exercise of stock options	—	—	760,504	760	810,866	—	—	—	—	811,626
Purchases under Employee Stock Purchase Plan	—	—	12,761	13	282,005	—	—	—	—	282,018
Issuance of stock to consultants	—	—	57,564	57	1,486,769	—	—	—	—	1,486,826
Exercise of warrants	—	—	137,339	137	27,460	—	—	—	—	27,597
Issuance of stock options to consultants	—	—	—	—	116,076	—	—	—	—	116,076
Issuance of common stock in connection with IPO, net of issuance costs of $12,950,158	—	—	6,037,500	6,038	144,050,804	—	—	—	—	144,056,842
Conversion of preferred stock to common stock	(14,842,757)	(14,843)	14,842,757	14,843	—	—	—	—	—	—
Conversion of debt to equity	—	—	272,108	272	6,791,754	—	—	—	—	6,792,026
Interest paid with stock	—	—	22,884	23	594,961	—	—	—	—	594,984
Forgiveness of notes receivable from officers	—	—	—	—	—	3,784,504	—	—	—	3,784,504
Issuance of notes receivable to officers related to exercise of stock options	—	—	—	—	—	(2,326,538)	—	—	—	(2,326,538)
Remeasurement of stock options	—	—	—	—	1,005,587	—	—	—	—	1,005,587
Deferred compensation	—	—	—	—	1,673,584	—	(1,673,584)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,741,141	—	—	3,741,141

Balance at December 31, 2000	—	—	24,442,092	24,442	223,140,159	(598,500)	(1,551,044)	314,843	(76,390,498)	144,939,402
Net loss	—	—	—	—	—	—	—	—	(62,632,159)	(62,632,159)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	569,154	—	569,154
Translation adjustment	—	—	—	—	—	—	—	(446,518)	—	(446,518)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(62,509,523)
Exercise of stock options	—	—	53,566	54	45,082	—	—	—	—	45,136
Purchases under Employee Stock Purchase Plan	—	—	50,422	50	650,782	—	—	—	—	650,832
Repurchase of unvested stock	—	—	(129,688)	(130)	(117,170)	—	—	—	—	(117,300)
Issuance of stock options to consultants	—	—	—	—	143,001	—	(143,001)	—	—	—
Amortization of deferred compensation	—	—	—	—	303,614	—	1,088,599			1,392,213
Issuance of common stock in connection with business combination	—	—	12,950,836	12,951	223,590,211	—	—	—	—	223,603,162
Forgiveness of notes receivable from officers	—	—	—	—	—	800,686	—	—	—	800,686
Issuance of notes receivable to officers related to exercise of stock options	—	—	—	—	—	(202,186)	—	—	—	(202,186)

Balance at December 31, 2001	—	$—	37,367,228	$37,367	$447,755,679	$—	$(605,446)	$437,479	$(139,022,657)	$308,602,422

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(62,632,159)	$(32,885,911)	$(21,770,315)
Adjustments to reconcile net loss to net cash used in operating activities:
In process research and development	24,920,000	—	—
Amortization of deferred compensation	1,392,213	4,862,804	4,478,887
Depreciation and amortization	7,197,365	3,743,108	1,941,672
Non-cash interest expense on conversion of debt	—	4,381,082	—
Non-cash forgiveness of loans	808,686	3,784,504	—
Loss on disposal of fixed assets	53,361	58,059	—
Changes in operating assets and liabilities:
Inventories	(4,775,635)	(2,685,877)	(229,748)
Accounts receivable	(5,779,515)	(3,664,787)	—
Other current assets	3,272,526	(8,789,403)	(1,329,269)
Other assets	(3,064,224)	(4,077,156)	(220,714)
Accounts payable and accrued expenses	3,152,111	541,280	1,965,358
Unearned revenue	(2,155,106)	10,454,271	—
Other liabilities	(3,810,105)	3,898,061	453,537

Net cash used in operating activities	(41,420,482)	(20,379,965)	(14,710,592)

Investing activities
Purchase of equipment and leasehold improvements	(20,037,446)	(5,801,001)	(4,477,537)
Cash acquired from business combination	61,350,477	—	—
Purchases of marketable securities	(98,318,899)	(64,099,393)	(23,057,477)
Sales of marketable securities	50,952,844	574,790	628,999
Maturities of marketable securities	48,974,449	11,790,880	25,842,604

Net cash used in investing activities	42,921,425	(57,534,724)	(1,063,411)

Financing activities
Net proceeds from initial public offering	—	144,056,842	—
Proceeds from issuance of convertible preferred stock	—	—	11,776,703
Repayment of long-term debt	—	(3,090,870)	—
Borrowings under capital lease obligations	1,274,792	905,398	912,149
Payments on capital lease obligations	(1,158,630)	(522,368)	(340,499)
Proceeds from sale of stock to consultants	—	1,486,827	—
Proceeds from exercise of stock options	45,136	415,332	222,394
Repurchase of unvested stock	(117,300)	—	—
Proceeds from Employee Stock Purchase Plan purchases	650,832	282,018	—
Loans granted to officers	(202,186)	(598,500)	—
Proceeds from exercise of warrants	—	27,597	—

Net cash provided by financing activities	492,644	142,962,276	12,570,747

Net increase (decrease) in cash and cash equivalents	1,993,587	65,047,587	(3,203,256)
Effect of exchange rate changes on cash and cash equivalents	(353,126)	(202,626)	(155,622)
Cash and cash equivalents at beginning of year	70,045,695	5,200,734	8,559,612

Cash and cash equivalents at end of year	$71,686,156	$70,045,695	$5,200,734

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock upon initial public offering	$—	$56,793,947	$—

Conversion of long-term debt and interest payable to common stock	$—	$7,387,010	$—

Fair value of net assets acquired, less cash	$171,362,822	$—	$—

Supplemental disclosure of cash flow information: Interest paid	$343,484	$339,126	$500,760

See accompanying notes.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001
1.    Nature of the Business

SEQUENOM, Inc. (the “Company”) was incorporated on February 14, 1994 in the State of Delaware. SEQUENOM is a discovery genetics company that has integrated a leading technology platform, sample repository, assay portfolio and innovative strategies for determining the medical impact of genes and genetic variations, known as single nucleotide polymorphisms, or SNPs. Utilizing a novel population genetics approach, the Company is systematically identifying potential disease-related genes that affect significant portions of the overall population. This approach is possible due to the pinpoint accuracy and specificity of SEQUENOM’s MassARRAY system. By focusing on disease genes with a broad population impact, the Company expects to play an important role in bringing new therapeutic products to the market while maximizing the return on drug development.

In September 2001, the Company completed the acquisition of Gemini Genomics plc, a company based in the United Kingdom. Gemini Genomics was a clinical genomics company focused on the discovery and commercialization of novel gene-based drug discovery targets. Gemini had collected and analyzed information from a wide range of human population groups, including twins, disease-affected families, isolated, or founder, populations and drug trial subjects. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the accompanying financial statements from the date of acquisition, which significantly affects the comparability of the financial information presented.

2.    Summary of Significant Accounting Policies and Significant Accounts

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in Germany, the United Kingdom, Sweden and Canada. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are as follows:

•
Accrued acquisition and integration costs.    To the extent that exact amounts are not determinable, the Company has estimated amounts for direct costs of the acquisition of Gemini Genomics and the related restructuring costs in accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Accrued acquisition and integration related costs totaled approximately $6.5 million at December 31, 2001 and represented the amount the Company expects to incur related to facility exit costs. We expect that it may take us from six months to two years, or possibly longer, to sublease the identified surplus space. Materially different results would be likely if it takes longer than expected to sublease or terminate current lease agreements or if financial terms of subleases or termination of agreements are different than estimated.

•
Impairment of long-lived assets.    The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

2.    Summary of Significant Accounting Policies and Significant Accounting (continued)

significance of any intangible assets in the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Goodwill and other intangibles, primarily resulting from the acquisition of Gemini Genomics totaled approximately $154.8 million at December 31, 2001.

•
Valuation of deferred income taxes.    Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies in the multiple tax jurisdictions where we operate, and any significant changes in the tax treatment received on our business combinations.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. During 2001, the Company operated in one business segment, discovery genetics. Beginning in 2002, the Company will integrate the historical genetic discovery business with Gemini Genomics and as a result will report financial results and the progress of the business in two distinct business units: SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals.

The Genetic Systems unit will be dedicated to the management and support of our MassARRAY hardware, consumable and software product offerings and the provision of genetic services to our customers.

The Pharmaceuticals unit will focus on disease gene discovery, target identification, validation and diagnostic and therapeutic product development.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at date of purchase of three months or less.

Short-Term Investments

The Company’s investment securities are classified as available-for-sale. These investments are stated at fair value with unrealized gains or losses included in comprehensive income (loss) until realized. Realized gains or losses, calculated based on the specific identification method, are recorded in other income, net, and were not material for the years ended December 31, 2001, 2000 and 1999.

The amounts reported below as market value were obtained from investment manager reports.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

2.    Summary of Significant Accounting Policies and Significant Accounts (continued)

At December 31, 2001, short-term investments consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain/(Loss)
Corporate debt securities	$63,861,928	$64,205,120	$343,192
Certificates of deposit	3,125,770	3,116,487	(9,283)

Total short-term investments	$66,987,698	$67,321,607	$333,909

Approximately 49% and 51% of these securities mature within one and two years of December 31, 2001, respectively.

At December 31, 2000, short-term investments consisted of the following:
	Amortized Cost	Market Value	Unrealized Gain
Obligations of U.S. government agencies	$2,393,139	$2,415,716	$22,577
Corporate debt securities	65,840,750	65,962,334	121,584

Total short-term investments	$68,233,889	$68,378,050	$144,161

The Company invests primarily in commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and US Government instruments, and by policy, limits the amount of credit exposure to any one issuer. At December 31, 2001, the Company had invested in no single financial instrument that represented a significant concentration of credit risk.

Restricted Cash

Restricted cash of $4,127,000 is held in term deposits with restrictions of withdrawal, in support of certain operating lease obligations. There was no restricted cash at December 31, 2000.

Concentration of Risks

The Company grants credit generally on an unsecured basis to customers throughout North America, Europe, and Asia. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. To reduce credit risk, certain sales are secured by letters of credit from commercial banks. The regional concentration of accounts receivables were as follows:

Region	December 31, 2001	Percent of receivable balance	December 31, 2000	Percent of receivable balance
Europe	$611,055	6%	$816,314	19%
Asia	4,298,768	43%	1,212,578	28%
North America	5,085,474	51%	2,238,346	53%

Total	$9,995,297	100%	$4,267,238	100%

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

2.    Summary of Significant Accounting Policies and Significant Accounts (continued)

Approximately $8.5 million and $910,000 or 28% and 9% of the Company’s revenues during the years ended December 31, 2001 and 2000, respectively, were derived from SNP validation services provided to pharmaceutical companies. If there were to be a change in the funding of these companies, it could have a material adverse impact on the Company’s future results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were:

	December 31,
	2001	2000
Raw materials	$3,858,684	$2,723,710
Work in process	61,462	1,976
Finished goods	4,130,602	197,532

Total	$8,050,748	$2,923,218

Property, Equipment and Leasehold Improvements

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years, or the lease term, whichever is shorter). Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. The maximum estimated useful life of any leasehold improvement is 15 years from the completion of the improvement.

Property, equipment and leasehold improvements and related accumulated depreciation and amortization were as follows:

	December 31,
	2001	2000
Land and building	$214,775	$—
Laboratory equipment	25,425,875	9,676,662
Leasehold improvements	6,330,868	2,223,164
Office furniture and equipment	7,726,116	2,095,020

	39,697,634	13,994,846
Less accumulated depreciation and amortization	(14,599,158)	(5,877,246)

	$25,098,476	$8,117,600

Intangible Assets

Goodwill, which is from the Company’s 2001 acquisition of Gemini Genomics represents the excess of cost over the fair value of the net tangible and identifiable intangible assets purchased. All other intangible assets, which include clinical data collections, purchased patents and license agreements, are recorded at cost and are amortized over estimated useful lives of 3 to 5 years.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

2.    Summary of Significant Accounting Policies and Significant Accounts (continued)

Intangible assets consisted of the following at December 31, 2001:

Goodwill	$135,345,236
Clinical data collections	18,710,000
Purchased patents and licenses	2,370,000

156,425,236
Less accumulated amortization	(1,664,494)

$154,760,742

There were no intangible assets at December 31, 2000.

Software Costs

In accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and accordingly, purchased software is capitalized at cost and amortized over the estimated useful life, generally three years. Software developed for use in the Company’s products and improvements to existing software incorporated in systems already in use by customers is expensed as incurred. Expenditures to date have been classified as research and development expense.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, revenues are recognized, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is deferred for fees received before earned. Revenues from the MassARRAY system, consumables and proprietary software, are recognized generally upon shipment and transfer of title to the customer. The Company recognizes revenue allocated to maintenance fees for ongoing customer support over the maintenance period. Revenues from SNP validation services are recognized at the completion of key stages in the performance of the service, which is generally delivery of SNP assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include: personnel expenses, contractor fees, laboratory supplies, facilities, miscellaneous expenses and allocation of corporate costs. These expenses are incurred during proprietary research and development activities, as well as providing services under collaborative research agreements and grants.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

2.    Summary of Significant Accounting Policies and Significant Accounts (continued)

Foreign Currency Translation and Transactions

The financial statements of the Company’s German, United Kingdom, Swedish and Canadian subsidiaries are measured using, respectively, the Euro (“EUR”), Great British pound (“GBP”), Swedish krona (“SEK”), and the Canadian dollar (“CAD”) as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the years ended December 31, 2001, 2000 and 1999.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, over the vesting period of the options.

Options or stock awards issued to non-employees are recorded at their fair value and periodically remeasured as determined in accordance with SFAS No. 123 and EITF 96-18 and recognized over the related service period.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

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

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

2.    Summary of Significant Accounting Policies and Significant Accounts (continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have infinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will engage an independent third party to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have preliminarily estimated that the adoption of FAS 142 will result in a one-time, non-cash charge in excess of $100.0 million in the first quarter of 2002, and will be reflected as a cumulative effect of an accounting change.

In October 2001, the SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and portions of APB Opinion No. 30 (“APB No. 30”). Although SFAS No. 144 retains many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supersede the provisions of APB No. 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will apply the new rules on accounting for such assets beginning in the first quarter of fiscal year 2002, and does not believe that the application will have a material effect on the earnings and financial position of the Company.

3.    Business Combination

In September 2001, SEQUENOM completed the acquisition of Gemini Genomics, a company based in the United Kingdom. Under the terms of the agreement, holders of Gemini Genomics ordinary shares received 0.2000 of a share of newly issued SEQUENOM common stock in exchange for each ordinary share of Gemini Genomics. Holders of Gemini Genomics American Depository Shares (ADSs) received 0.4000 of a share of newly issued SEQUENOM common stock in exchange for each Gemini Genomics ADS. As a result of this transaction, SEQUENOM issued approximately 13.0 million shares and assumed outstanding options and warrants, equivalent to approximately 1.2 million additional shares. The transaction was accounted for using the purchase method of accounting. The Company determined the purchase price of Gemini Genomics, which was acquired in September 2001, in accordance with EITF 99-12 which assigns a price to the shares issued based on the market price at the time of the announcement of the acquisition, which resulted in a purchase price of approximately $232.7 million, including transaction and integration costs of approximately $23.0 million. Had the Company valued the acquisition at the date that the deal was consummated in late September, the purchase price would have been approximately $120 million. Adoption of FAS 142 in the first quarter of 2002 will likely result in the Company recording a cumulative effect of a change in accounting principle to reduce the carrying value of the goodwill based on its then implied fair value. In connection with this transaction, the Company had an independent third party conduct a valuation of the intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

3.    Business Combination (continued)

The total purchase price of $232.7 million is estimated to be allocated as follows (in millions):

Net tangible assets acquired	$53.8
In-process research and development	24.9
Intangible assets	18.7
Goodwill	135.3

$232.7

The intangible assets are being amortized over their estimated useful lives of five years. The goodwill is not being amortized in accordance with SFAS No. 142, but will be subject to an annual impairment test. At the time of acquisition, the technological feasibility of the acquired in-process research and development had not yet been established and management determined that at this time the technology has no future alternative uses and accordingly, the value assigned to in-process research and development was immediately charged to the statement of operations.

The following unaudited pro forma data reflects the combined results of operations of the Company and Gemini Genomics as if the acquisition had occurred on January 1, of the respective year (in thousands, except per share data):

	Year Ended December 31,
	2001	2000
Revenues	$32,962	$10,159
Net loss	$(74,579)	$(49,958)
Net loss per share, basic and diluted	$(2.00)	$(1.41)
Weighted average shares outstanding	37,325,577	35,404,633

The above pro forma data does not reflect a $24.9 million in-process research and development charge that was recorded in September 2001.

4.    Acquisition and Integration Costs

In connection with the acquisition of Gemini Genomics, the Company recorded approximately $23.0 million related to the costs associated with the acquisition and integration of Gemini. These expenses included transaction costs, personnel relocation and severance costs, and closure costs associated with excess facilities. As of December 31, 2001, the remaining liability of approximately $6.5 million relates substantially to facility exit costs. The amount accrued represents the portion of lease payments the Company expects to incur prior to subleasing or terminating its agreements relating to sites which have been determined to be in excess of the Company’s needs. The Company expects that it may take from six months to two years to exit the committments related to these facilities.

5.    Long-Term Debt

In connection with the acquisition of Gemini Genomics, the Company has a credit agreement with a financial institution that provides for borrowings up to $25.0 million. Any borrowings under the agreement will be secured by cash and cash equivalents and will bear interest at the institution’s reference rate less 0.5%, or 4.25% at December 31, 2001. As of December 31, 2001, $3.0 million was outstanding under this agreement, which will be repaid in monthly installments of $125,000 plus interest, commencing in January 2002.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

6.    Commitments and Contingencies

Building Leases

The Company leases facilities in the United States, Germany, the United Kingdom and Sweden. In total, the Company leases space in eight buildings under leases that expire from June 2002 to June 2022.

Total rent expense under these leases was approximately $4.3 million, $1.4 million, and $562,000 in 2001, 2000 and 1999, respectively.

Capital Equipment Leases

During 1998, the Company entered into a master equipment lease agreement providing for borrowings up to $2.1 million. Under the agreement, the lessor will purchase equipment that the Company will lease subject to equal monthly payments for a 42-month period. No further amounts are available for borrowing under this agreement.

During 2000, the Company entered into an additional master equipment lease agreement providing for borrowings up to $8.0 million. Under the agreement, the lessor will purchase the equipment that the Company will lease subject to quarterly payments for 14 quarters. At December 31, 2001, the Company had borrowed $1.9 million under the agreement.

Property under capital leases is included in equipment and leasehold improvements, as follows:

	December 31,
	2001	2000
Laboratory equipment	$3,297,315	$2,203,252
Leasehold improvements	34,357	34,357
Office furniture and equipment	216,967	216,966

	3,548,639	2,454,575
Less accumulated amortization	(2,379,416)	(1,467,650)

	$1,169,223	$986,925

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

6.    Commitments and Contingencies—(continued)

The following is a schedule of future minimum lease payments at December 31, 2001:

Year Ending December 31,	Capital Leases	Operating Leases
2002	$1,162,440	$5,372,945
2003	673,796	5,563,938
2004	464,372	5,975,894
2005	54,969	5,138,349
2006	—	5,247,670
Thereafter	—	57,843,759

	2,355,577	$85,142,555

Less amount representing interest	(205,173)

Present value of minimum lease payments	2,150,404
Less current portion	(1,059,095)

Long-term capital lease obligations	$1,091,309

Collaboration, Development, Licensing and Purchasing Agreements

The Company enters into various arrangements with corporate partners, licensors, licensees, vendors and others, as a part of its strategy for the research, development, commercialization and distribution of some of its products. The success of these agreements is dependent upon the parties’ performance of their obligations as expected. It is uncertain if any revenue will be derived from any of the arrangements.

The Company has entered into license agreements allowing the Company to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company will pay royalties ranging from 1%—5% on the related product revenues. Through December 31, 2001, the Company has not sold any products for which a royalty is payable.

The Company entered into a purchase agreement that expires in 2002, which purportedly obligates the Company to purchase a minimum amount of components. Payments under this agreement totaled $0, $912,000 and $129,000 in 2001, 2000 and 1999 respectively. During 2001 the Company notified the vendor of its intent to cancel the agreement and is currently negotiating with the vendor to settle its remaining commitment. The other party to the agreement contends that the total remaining commitment at December 31, 2001 is approximately $4.5 million of which the Company has accrued $500,000 as of December 31, 2001.

Litigation

In November 2001, the Company and certain of its current or former officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings, or IPOs, of their common stock in the late 1990s. In the complaint, the plaintiff alleges that the Company, certain of its officers and directors, and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

6.    Commitments are Contingencies—(continued)

stock allocation practices of, the IPO underwriters. The plaintiff seeks unspecified monetary damages and other relief. While hundreds of these lawsuits have been filed and served on various underwriters and other issuers, to date, the complaint has not been served on the Company or on any of our officers or directors named in the complaint. The Company denies all material allegations and, in the event it is served with the complaint, intends to defend the action vigorously.

In December 2001, the Company filed a complaint for declaratory judgment of patent non-infringement and invalidity against Myriad Genetics, Inc., and Myriad Genetics Laboratories, in the U.S. District Court for the Southern District of California. The complaint was filed by the Company in response to letters received from Myriad and its attorneys in which Myriad asserted its belief that the Company was engaging in activities that infringe Myriad’s purported patent rights under a specific U.S. patent. In March 2002, the Company entered into a settlement agreement with Myriad Genetics, Inc. and Myriad Genetics Laboratories, under which the Company acquired ownership of such patent rights and all parties agreed to dismiss the lawsuit with prejudice, and such dismissal was subsequently ordered by the court.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

7.    Stockholders’ Equity

Stockholder Rights Plan

On October 19, 2001 the Board of Directors of Sequenom, Inc. (the “Company”) approved the adoption of a Stockholder Rights Plan (the “Plan”). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share (the “Common Shares”), of the Company. The dividend distribution of one preferred share purchase right was paid on November 5, 2001 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase, under certain circumstances, from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Shares”), at a price of $85 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each one one-hundredth of a Preferred Share has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

Initial Public Offering of Common Stock

In February 2000, the Company completed an initial public offering of its common stock and sold 6,037,500 common shares at $26 per share, for a total of approximately $157.0 million. In addition, all then-outstanding shares of preferred stock converted into common shares upon completion of the offering.

Net proceeds totaled approximately $144.1 million, after deducting underwriting discounts and commissions and direct incremental costs of approximately $12.9 million. The Company utilized approximately $3,080,400 of the remaining net proceeds and 294,992 shares of common stock to repay an aggregate of $6,137,000 in long-term debt and accrued interest.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

7.    Stockholders’ Equity (continued)

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

The following summarizes all stock option transactions from January 1, 1999 through December 31, 2001.

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share
Outstanding at December 31, 1998	2,378,500	$0.47
Granted	1,080,500	3.00
Canceled	(58,250)	0.58
Exercised	(1,967,665)	0.96

Outstanding at December 31, 1999	1,433,085	1.87
Granted	925,000	54.83
Canceled	(236,629)	79.46
Exercised	(760,504)	1.48

Outstanding at December 31, 2000	1,360,952	24.20
Options assumed in connection with merger with Gemini	1,194,110	17.26
Granted	1,091,700	12.78
Canceled	(1,446,215)	29.39
Exercised	(53,566)	1.67

Outstanding at December 31, 2001	2,146,981	$11.61

In connection with the acquisition of Gemini Genomics, the outstanding options to purchase Gemini ordinary and ADS shares at varying prices were assumed by the Company for options to purchase Sequenom Common Stock at a weighted average exercise price of $17.26 per share. All options were fully vested upon completion of the merger.

At December 31, 2001, 1,481,832 shares were available for future option grants and 3,628,813 shares of common stock were reserved for issuance upon exercise of options.

The weighted average grant-date fair value of options granted in 2001, 2000 and 1999 was $9.97, $37.31 and $4.77, respectively.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

7.    Stockholders’ Equity (continued)

The following table summarizes information about options outstanding at December 31, 2001:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable and Vested	Weighted Average Exercise Price
$ 0.05–$ 6.02	911,440	6.90	383,853	$ 2.52
$ 6.56–$13.63	889,675	8.71	266,643	$11.58
$15.00–$95.38	345,866	8.64	278,879	$36.51

$ 0.05–$95.38	2,146,981	7.93	929,375	$15.32

Option Exchange Program

On November 1, 2001, the Company initiated a voluntary stock option exchange program for its employees, officers and board members. As a result of a decline in the price of the Company’s Common Stock during fiscal year 2001, the exercise prices associated with the majority of the Company’s outstanding stock options were higher than the market price of the Company’s Common Stock. The Board of Directors determined that these options were not attractive or effective as an incentive to retain and motivate employees and were unlikely to be exercised. By offering employees, officers and board members the opportunity to exchange certain of their stock options, the Company intended to provide its employees with the benefit of holding stock options that over time may have a greater potential to increase in value, and thereby create better incentives for its employees to remain with the Company and to contribute to the attainment of its business and financial objectives and the creation of value for its stockholders.

Pursuant to the terms of the program, employees, officers and board members of the Company were offered the opportunity to exchange all outstanding options to purchase shares of the Company’s Common Stock with an exercise price equal or greater than $10.00 per share for replacement options to purchase shares of the Company’s Common Stock. The replacement options will be granted on May 31, 2002 and will have an exercise price equal to the fair market value of the Company’s Common Stock on that date. Each replacement option will be subject to the same vesting schedule and have the same vesting commencement date as the option that it replaces. Approximately 1.2 million of the 3.3 million options issued and outstanding at the time of the offer were exchanged.

Employee Stock Purchase Plan

In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“1999 ESPP”). As of December 31, 2001, the Company had reserved 493,118 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increase each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 500,000. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months, however, no employee may participate in more than one offering period at a time. Employees may allocate up to 15% of their pay to purchase shares, limited to 1,000 shares per purchase period and $25,000 per calendar year. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price. For the years ended December 31, 2001 and 2000, respectively, 50,422 and 12,761 shares were purchased by employees at an average price of $12.10 and $22.10 per share, respectively.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

7.    Stockholders’ Equity (continued)

Had compensation cost for stock-based awards been determined consistent with the fair value method prescribed in SFAS No. 123, the Company’s net loss would have been changed to the following pro forma amounts:

	Years ended December 31,
	2001	2000	1999
Pro forma net loss	$(66,998,147)	$(43,191,748)	$(25,035,052)
Net loss as reported	$(62,632,159)	$(32,885,911)	$(21,770,315)
Pro forma net loss per share, basic and diluted	$(2.41)	$(1.92)	$(30.17)
Net loss per share, basic and diluted, as reported	$(2.25)	$(1.46)	$(26.23)

The fair value of stock-based awards was estimated at the date of grant as follows:

	2001	2000	1999
Model	Black-Scholes	Black-Scholes	Minimum Value
Risk free interest rates	5%	6%	6%
Volatility	90%	90%	Not applicable
Dividend yield	0%	0%	0%
Weighted average life	4	4	4

The minimum value pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor for volatility.

Warrants

In connection with the acquisition of Gemini Genomics, the outstanding warrant to purchase 40,000 Gemini ordinary shares at an exercise price of £0.20p was adjusted to be exercisable for 8,000 shares of Sequenom Common Stock at an exercise price of $0.35 per share. This warrant was issued by Gemini in connection with a capital lease facility. This warrant has not been exercised and remains outstanding at December 31, 2001. This warrant expires on February 21, 2003.

In connection with the Series C Preferred Stock issued in May 1997, the Company issued warrants to purchase 106,508 shares of Series C Preferred Stock at an exercise price of $3.15 per share. These warrants expire in May 2007. As of December 31, 2001 35,083 of these warrants remain outstanding.

Notes Receivable for Stock

In 2000, the Board of Directors authorized the issuance of loans to executive officers, related to the taxes owed in connection with exercise of stock options. Loans totaling approximately $801,000 were issued. The notes bore interest at the applicable federal rate in existence when the notes were made (6.25%). The principal balance and related interest of the notes were required to be repaid the earlier of December 31, 2001 or within ten business days after the time of the closing of the Company’s secondary offering of shares of its common stock, if at the time of the secondary offering the executive officers making the notes are allowed to sell their stock. In May 2001, the Board of Directors approved the forgiveness of the loans effective December 31, 2001, and the Company recorded compensation expense totaling approximately $807,000.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

7.    Stockholders’ Equity (continued)

In 1999, the Board of Directors authorized the issuance of approximately $3.6 million in loans to executive officers, related to the exercise of their stock options. The notes were full recourse and were also secured by the underlying stock. The notes bore interest at the applicable federal rate in existence when the notes were made (approximately 6%). The principal amount of the notes and the related interest were required to be repaid on the earlier of two years from the origination date of the loans or in the event of a secondary public offering if the executive officers making the notes were allowed to sell their stock. An aggregate of $2.1 million of such loans were issued as of December 31, 1999. The remainder of the loans were issued in early 2000. In February 2000, the Board of Directors approved the forgiveness of the loans, and the Company recorded compensation expense aggregating $3.8 million.

Deferred Compensation

The Company has recorded deferred compensation of $1.7 million and $5.6 million in the years ended December 31, 2000 and 1999, respectively, in connection with the grants of certain stock options to employees. No deferred compensation was recorded during the year ended December 31, 2001. Amortization of deferred compensation totaled approximately $939,000, $3.7 million and $4.4 million during the years ended December 31, 2001, 2000 and 1999, respectively.

8.    Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below. A valuation allowance of $48,091,000 has been recorded, as realization of such assets is uncertain.

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$46,091,000	$26,469,000
Research and development credits	3,486,000	1,774,000
Capitalized research expenses	3,023,000	1,680,000
Other, net	1,711,000	(980,000)

Total deferred tax assets	54,311,000	28,943,000
Deferred tax liabilities:
Intangible Assets	(6,220,000)	—
Valuation allowance	(48,091,000)	(28,943,000)

Net deferred tax assets (liabilities)	$—	$—

During 2001 the Company recorded foreign tax expense of $141,000 related to taxes withheld on income from foreign jurisdictions. This amount is included in other income.

At December 31, 2001, the Company has federal and state tax net operating loss carryforwards of approximately $80,188,000 and $28,094,000, respectively. The difference between the federal and state tax loss carryforwards is attributable to the capitalization of research and development expenses for state tax purposes and the 55% limitation on the California loss carryforwards beginning in 2000 and the 50% limitation in earlier

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

8.    Income Taxes (continued)

years. The federal tax loss carryforwards will begin to expire in 2009, unless previously utilized. Approximately $358,000 of the state tax loss carryforwards expired in 2001 and the state tax loss carryforwards will continue to expire in 2002 unless previously utilized.

The Company also has German and United Kingdom (UK) net operating loss carryforwards of approximately $10,000,000 and $41,000,000, respectively, which may be carried forward indefinitely.

Approximately $32,000,000 of the UK net operating loss carryforwards was acquired with the purchase of Gemini Genomics and is fully reserved by the valuation allowance. To the extent these UK net operating loss carryforwards are utilized, such benefit will be recorded as a purchase accounting adjustment.

The valuation allowance includes a future tax benefit of approximately $570,000 related to stock option deductions, which, if recognized, will be allocated to additional paid in capital.

The Company also has federal and state research and development tax credit carryforwards of approximately $2,143,000 and $2,265,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2010 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three year period.

Use of the Company’s UK net operating loss carryforwards may be limited upon the occurrence of certain events such as the discontinuation or change in the nature or conduct of the business.

9.    Savings and Pension Plans

The Company has a 401(k) savings plan covering most United States employees. In the United Kingdom and Sweden, the Company makes contributions to defined contribution pension plans. Under these plans, individual employees may make contributions to the plan, which can be matched by the Company in an amount determined by the Board of Directors or as determined by local statutes. The Company made matching contributions totaling approximately $261,000 and $111,000 in 2001 and 2000, respectively.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

10.    Geographic Information

The Company has wholly-owned subsidiaries located in Germany, the United Kingdom, Sweden, and Canada and has customer and vendor relationships worldwide. The following table presents information about the Company by geographic area. There were no material amounts of transfers between geographic areas. Included in the consolidated balance sheets and consolidated statements of operations are the following domestic and foreign components at December 31, 2001 and 2000:

	December 31,
	2001	2000
Current assets:
North America	$100,186,041	$149,859,842
Europe	60,830,567	2,941,686
Asia	4,298,768	1,212,578

	$165,315,376	$154,014,106

Property, equipment and leasehold improvements, net:
North America	$23,479,024	$7,041,370
Europe	1,619,452	1,076,230

	$25,098,476	$8,117,600

Other assets:
North America	$155,845,112	$4,130,178
Europe	3,901,672	–

	$159,746,784	$4,130,178

Total assets:
North America	$279,510,177	$161,031,390
Europe	66,351,691	4,017,916
Asia	4,298,768	1,212,578

	$350,160,636	$166,261,884

Revenues:
North America	$21,634,898	$6,503,666
Europe	4,520,656	2,099,214
Asia	4,579,519	1,435,000

	$30,735,073	$10,037,880

Net loss:
North America	$(46,024,401)	$(24,195,724)
Europe	(10,859,337)	(2,320,633)
Asia	(5,748,421)	(6,369,554)

	$(62,632,159)	$(32,885,911)

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2001

11.    Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2001
Net sales	$5,180,490	$7,318,671	$8,723,849	$9,242,741	$30,465,751
Gross profit	1,028,252	2,273,569	3,362,552	4,021,666	10,686,039
Net income (loss)	(7,030,481)	(8,690,587)	(34,433,187)	(12,477,904)	(62,632,159)
Net income (loss) per share:
Historical, basic and fully diluted	$(0.29)	$(0.36)	$(1.37)	$(0.33)	$(2.25)
Shares used in calculated per share amounts:
Historical, basic and fully diluted	24,317,175	24,356,766	25,098,290	37,360,318	27,816,470

2000
Net sales	$1,450,525	$1,806,775	$2,783,962	$3,659,186	$9,700,448
Gross profit	422,071	708,492	625,516	1,370,663	3,126,742
Net income (loss)	(14,324,710)	(5,643,808)	(5,398,603)	(7,518,790)	(32,885,911)
Net income (loss) per share:
Historical, basic and fully diluted	$(0.85)	$(0.23)	$(0.22)	$(0.31)	$(1.46)
Shares used in calculated per share amounts:
Historical, basic and fully diluted	16,803,697	24,277,843	24,330,513	24,368,687	22,453,797

Schedule II—SEQUENOM, INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts	$45,000	$464,987	$—	$28,293	(1)	$481,694
Reserve for obsolete or excess inventory	$86,640	$632,792	$—	$257,251	(2)	$462,181
Warranty reserve	$188,724	$353,925	$—	$177,753	(3)	$364,896
Year ended December 31, 2000:
Allowance for doubtful accounts	$—	$45,000	$—	$—		$45,000
Reserve for obsolete or excess inventory	$—	$290,443	$—	$203,803	(2)	$86,640
Warranty reserve	$—	$268,543	$—	$79,819	(3)	$188,724

(1)	Write off of uncollectible accounts

(2)	Write off of obsolete or excess inventory

(3)	Warranty items shipped to customers

Inventory and accounts receivable balances were not significant as of December 31, 1999.