Form 10-Q
period 2002-03-31
SEQUENOM INC
filed 2002-05-15
CIK 1076481

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ending March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29101

SEQUENOM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0365889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3595 John Hopkins Court San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 202-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2002 was 37,513,259.

SEQUENOM, INC.

PART I—FINANCIAL INFORMATION

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,262,667	$71,686,156
Short-term investments, available-for-sale	101,853,538	67,321,607
Restricted cash and investments	4,011,419	4,127,000
Accounts receivable, net	8,523,619	9,995,297
Inventories, net	7,040,565	8,050,748
Other current assets and prepaid expenses	5,614,941	4,134,568

Total current assets	147,306,749	165,315,376
Equipment and leasehold improvements, net	24,746,783	25,098,476
Intangible assets, net	19,153,024	19,415,506
Goodwill	24,618,300	141,565,236
Other assets	3,859,163	4,986,042

Total assets	$219,684,019	$356,380,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,149,128	$21,463,875
Accrued acquisition and integration costs	5,879,268	6,518,610
Deferred revenue	4,375,537	6,625,325
Current portion of long-term bank debt	1,375,000	1,250,000
Current portion of capital lease obligations	932,668	1,059,095

Total current liabilities	29,711,601	36,916,905
Deferred revenue, less current portion	1,283,336	1,800,000
Capital lease obligations, less current portion	967,947	1,091,309
Long-term debt, less current portion	1,500,000	1,750,000
Long-term deferred tax liability	5,892,632	6,220,000

Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 37,491,165 and 37,367,228 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	37,491	37,367
Additional paid-in capital	448,222,800	447,755,679
Deferred compensation related to stock options	(460,863)	(605,446)
Accumulated other comprehensive (expense)/income	(549,395)	437,479
Accumulated deficit	(266,921,530)	(139,022,657)

Total stockholders’ equity	180,328,503	308,602,422

Total liabilities and stockholders’ equity	$219,684,019	$356,380,636

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2002	2001
	(Unaudited)
Revenues:
Product related	$6,772,829	$3,709,565
Services	1,786,390	1,470,925
Research and development grants	41,267	67,026

Total revenues	8,600,486	5,247,516

Costs and expenses:
Cost of product and service revenue	4,792,269	4,152,238
Research and development	8,068,851	5,289,774
Selling, general and administrative	7,039,306	4,526,461
Amortization of acquired intangibles	935,499	—
Amortization of deferred stock compensation	144,583	291,322

Total costs and expenses	20,980,508	14,259,795

Loss from operations	(12,380,022)	(9,012,279)
Interest income	1,109,713	2,087,963
Interest expense	(82,492)	(73,386)
Other income, net	73,498	(32,779)

Net loss before income taxes and cumulative effect of accounting change	(11,279,303)	(7,030,481)
Deferred income tax benefit	327,368	—

Net loss before cumulative effect of accounting change	(10,951,935)	(7,030,481)
Cumulative effect of accounting change	(116,946,936)	—

Net loss	$(127,898,871)	$(7,030,481)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.29)	$(0.29)
Cumulative effect of accounting change	$(3.12)	—

Net loss per share, basic and diluted	$(3.41)	$(0.29)

Weighted average shares outstanding, basic and diluted	37,456,377	24,317,175

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2002	2001
	(Unaudited)
Operating activities
Net loss	$(127,898,871)	$(7,030,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	116,946,936	—
Other non-cash items	1,210,140	1,816,954
Deferred income tax benefit	(327,368)	—
Changes in operating assets and liabilities:
Inventories	981,026	(467,415)
Accounts receivable	1,460,588	(1,583,777)
Other current assets	(1,516,383)	(1,071,994)
Other assets	2,584,765	299,850
Accounts payable and accrued expenses	(8,020,639)	1,729,361
Deferred revenue	(2,766,452)	(1,054,529)
Other liabilities	2,943,415	345,335

Net cash used in operating activities	(14,402,843)	(7,016,696)

Investing activities
Purchase of equipment and leasehold improvements	(1,948,906)	(2,979,199)
Net change in restricted cash	114,438	—
Net change in marketable investment securities	(35,476,621)	(15,124,844)

Net cash used in investing activities	(37,311,089)	(18,104,043)

Financing activities
Net payments on capital lease obligations	(249,789)	(160,158)
Repayment of long-term debt	(125,000)	—
Proceeds from exercise of stock options and ESPP purchases	447,604	245,324

Net cash provided by financing activities	72,815	85,166

Net increase (decrease) in cash and cash equivalents	(51,641,117)	(25,035,573)
Effect of exchange rate changes on cash and cash equivalents	217,628	(23,129)
Cash and cash equivalents at beginning of period	71,686,156	70,045,695

Cash and cash equivalents at end of period	$20,262,667	$44,986,993

Supplemental disclosure of cash flow information:
Interest paid	$82,492	$73,387

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited financial statements of SEQUENOM, Inc. (“SEQUENOM” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts in the December 31, 2001 balance sheet have been reclassified to conform with current year presentation.

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in SEQUENOM’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission (“SEC”).

(2)    Segment information

Beginning in the first quarter of 2002, the Company will report its financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. Segment financial information for SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals prior to 2002 has not been provided, as it would be impracticable to do so.

Unaudited segment information for the three months ended March 31, 2002 is as follows:

	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
	(in thousands) (unaudited)
Revenues from external customers	$8,503	$97	$8,600
Loss from operations	$(6,162)	$(6,218)	$(12,380)

The Company has no intersegment revenues. Corporate costs are allocated to segments based on the segments’ estimated proportion of total operational expenses. The Company does not currently segregate assets by segment as a significant proportion of the Company’s total assets are cash, cash equivalents, and marketable securities which the Company does not assign to its two operating segments. Goodwill is attributable entirely to the SEQUENOM Pharmaceutical segment.

(3)    Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. Other comprehensive loss for the three month period ending March 31, 2002 was $1.0 million, compared to a gain of approximately $24,000 in the period to March 31, 2001.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”), basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

(5)    Cumulative Effect of Accounting Change.

In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have an indefinite useful life will no longer be amortized but will be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising on acquisition of Gemini Genomics plc in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Quarterly results as reported are therefore comparable. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals unit was estimated using a discounted cash flow methodology, and the charge relates entirely to the SEQUENOM Pharmaceuticals segment.

The SFAS No. 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of Gemini Genomics plc. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes, in May 2001.

(6)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were:

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$4,709,627	$3,858,684
Work in process	601,945	61,462
Finished goods	1,728,993	4,130,602

Total	$7,040,565	$8,050,748

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business and is effective for fiscal years beginning after December 15, 2001. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective January 1, 2002. We have determined that there is no material impact of this statement on our consolidated financial statements.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Form 10Q that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “goals,” “intentions,” “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Form 10Q under the caption “Risks and Uncertainties.” We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

We are a discovery genetics company with the tools, information and strategies for determining the medical impact of genes and genetic variations. We focus our business on two segments:

•
SEQUENOM Genetic Systems.    This segment includes our operations that support sales of MassARRAY™ systems and consumables and genetic services. Our core technology components include the MassARRAY system for genetic variation and high throughput genotyping, and a broad portfolio of single nucleotide polymorphisms (SNP) assays.

•
SEQUENOM Pharmaceuticals.    This segment includes operations relating to genetic discovery, validation of candidate genes, target discovery and ultimately we intend to develop diagnostic and therapeutic products. Utilizing a novel population genetics approach based on diverse human population samples, we are systematically identifying potential disease-related genes that affect significant portions of the overall population. We believe that our technology should enable us to screen virtually all human genes in relation to diseases across large human populations. Using these technologies in house and in partnerships, we are generating a portfolio of candidate disease gene markers associated with significant human health disorders, including cardiovascular disease, cancer, diabetes, stress and obesity. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic products to the market while maximizing the return on our drug development efforts.

In September 2001, we completed our acquisition of Gemini Genomics plc, a company based in the United Kingdom. Gemini Genomics was a clinical genomics company focused on the discovery and commercialization of novel gene-based drug discovery targets. Gemini Genomics had collected and analyzed information from a wide range of human population groups, including twins, disease-affected families, isolated, or founder, populations and drug trial subjects. As a result of the Gemini Genomics acquisition, SEQUENOM issued approximately 13.0 million shares of Common Stock and assumed outstanding options and warrants to purchase approximately 1.2 million additional shares. The transaction was accounted for using the purchase method of accounting. Net cash and other tangible assets totaling approximately $53.8 million were acquired, in addition to approximately $18.7 million of intangible assets, and $24.9 million of in-process research and development. We estimate that our integration expenses will total approximately $23.0 million. These expenses include both transaction and integration costs as well as an estimate of costs involved in subleasing excess leased space or terminating lease obligations of acquired businesses that are not necessary or useful for the operation of our business. We expect that it may take us up to two years to sublease the identified surplus space. As of March 31, 2002, none of the surplus office space had been sub-leased. Active marketing of the excess space continues. As of March 31, 2002, we had incurred approximately $16.8 million of transaction and integration related costs.

Since we began operations in 1994, we have devoted substantially all of our resources to the development and application of products, technologies and services to analyze genetic variations, or SNPs, and, more recently, using such technologies to determine their association with disease. Our products include the MassARRAY system, consumable MassARRAY kits including SpectroCHIP chips and reagents, a SNP assay portfolio and a portfolio of proprietary information on genes implicated in disease. Our services include assay design for MassARRAY system customers, in-house validation projects using our MassARRAY system and disease association studies using our proprietary DNA banks. We also use the MassARRAY technology to identify the medical utility of genes and develop SNP panels based on the correlation of SNPs to specific diseases. We expect that the acquisition of Gemini Genomics will expand our ability to perform disease gene association and genetic marker validation studies. We believe this will provide a pipeline of validated genes for downstream development of diagnostic and therapeutic products within the SEQUENOM Pharmaceuticals business unit.

We commenced sales of our first product, the MassARRAY system, in January 2000. Through March 31, 2002, we have placed a total of 66 systems with leading companies and institutions. We have sold our products to genomics, pharmacogenomics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through March 31, 2002 our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY consumables used with the MassARRAY systems, the licensing of our proprietary software, including assay design software, and license fees received for the use of intellectual property in diagnostic tests for genetic variation. Our service revenues consist of genetic validation services, with revenue recognized as phases of projects are completed.

Since our inception, we have incurred significant losses. As of March 31, 2002, we had an accumulated deficit of $266.9 million. We expect to incur losses for the foreseeable future, and expect our expenses to increase, as we expand development and commercialization of new products, including information-based products and our SEQUENOM Pharmaceuticals business unit. The addition of three foreign-based subsidiaries from the acquisition of Gemini Genomics will also result in an increase in operating costs.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Business Segment Highlights for the three months ended March 31, 2002:

	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
	(in thousands) (unaudited)
Product sales	$6,760	$13	$6,773
Validation services	1,743	43	1,786
Research and Development grants	—	41	41

Total revenues	8,503	97	8,600
Cost of product and service revenue	4,786	6	4,792
Research and development	4,347	3,722	8,069
Selling, general and administrative	5,429	1,610	7,039
Amortization	103	977	1,080

Total costs and expenses	14,665	6,315	20,980

Loss from operations	$(6,162)	$(6,218)	$(12,380)

Revenues

Total revenues for the three months ended March 31, 2002 were $8.6 million, increasing from $5.2 million for the same period in 2001.

Product related revenues for the three months ended March 31, 2002 increased to $6.8 million from $3.7 million for the three months ended March 31, 2001. These product revenues were derived from the sale of MassARRAY systems, consumable kits containing our proprietary SpectroCHIP chips, licensing of our proprietary software, and from the licensing of intellectual property for use in diagnostic tests based on genetic variation. We placed 11 of our MassARRAY systems during the quarter ended March 31, 2002, compared to 7 systems in the same period of the prior year. The number of systems sold, in addition to the increase in our installed base from 29 at March 31, 2001 to 66 at March 31, 2002, resulted in an increase in our SpectroCHIP chip and proprietary software revenues.

Service revenues for the three months ended March 31, 2002 were $1.8 million compared to $1.5 million in the same period in 2001. We derived these revenues from the completion of significant phases in genetic validation projects.

Research and development grant revenue for the three months ended March 31, 2002 were $41,000 compared to $67,000 for the same period of 2001.

We expect that future revenues will be affected by, among other things, customer research budgets, new product introductions, competitive conditions and government research funding.

Cost of Product and Service Revenue

Total cost of product and service revenue for the three months ended March 31, 2002 were $4.8 million compared to $4.2 million for the same period in 2001. Gross margin for the three months ended March 31, 2002 was 44%, compared to 20% for the same period of the prior year. Gross margins increased in the three month period ended March 31, 2002 due to the increased margins from MassARRAY consumables and genetic service offerings compared to the same period in 2001.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2002 increased to $8.1 million from $5.3 million in the same period in the prior year. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to improvements of our existing products as well as validation of products under development. The $2.8 million increase from the three month period ending March 31, 2001 to 2002 resulted from an increase in personnel to support our increased research and development activities, as well as the acquisition of Gemini Genomics in the third quarter of 2001, whose research and development expenses are now consolidated with ours.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2002 increased to $7.0 million from $4.5 million in the same period in the prior year. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related function’s expenses. The $2.5 million increase from 2001 to 2002 resulted primarily from additional sales, marketing and customer support activities and expenses associated with filing patent applications on our intellectual property and increased expenses to support Gemini Genomics’ selling, general and administrative activities.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patents. These intangible assets will be amortized over three to five years and are allocated to the SEQUENOM Pharmaceuticals segment. The amortization expense in the three month period ending March 31, 2002 was approximately $900,000. No charge was made in the three month period ending March 31, 2001 as the acquisition of Gemini Genomics did not occur until the third quarter of 2001.

Amortization of Deferred Stock Compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. Amortization of this amount for the three months ended March 31, 2002 was approximately $144,000 compared to approximately $291,000 for the same period in the prior year. The deferred compensation is being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows: $288,000 during the remainder of 2002, and $187,000 during 2003.

Interest Income

Interest income for the three months ended March 31, 2002 declined to $1.1 million from $2.1 million in the same period in the prior year. The decrease in interest income resulted from lower interest rates.

Interest Expense

Interest expense for the three month period ended March 31, 2002 increased to approximately $82,000 from approximately $73,000 in the same period in the prior year. Interest expense relates only to capital lease obligations.

Cumulative Effect of Accounting Change

In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have an indefinite useful life will no longer be amortized but will be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising on acquisition of Gemini Genomics in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Quarterly results as reported are therefore comparable. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals unit was estimated using a discounted cash flow methodology, and the charge relates entirely to the SEQUENOM Pharmaceuticals segment.

The SFAS No. 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of Gemini Genomics. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001.

Liquidity and Capital Resources

In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million. Prior to our IPO, we funded our operations with $55.6 million of private equity financings, $6.0 million in loans and convertible loans and $2.2 million from equipment financing arrangements. At

March 31, 2002, cash, cash equivalents, short-term investments and restricted cash totaled $126.1 million compared to $143.1 million at December 31, 2001. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the three months ended March 31, 2002 was $14.4 million compared with $7.0 million for the same period in 2001. The net loss of $127.9 million for the three months ended March 31, 2002 was partially offset by non-cash charges of $118.2 million, of which $116.9 million was related to the cumulative effect of accounting change upon the adoption of SFAS No. 142, $1.0 million of depreciation and amortization, and approximately $161,000 related to stock based compensation. Investing activities, other than the changes in our short-term investments and restricted cash, used $1.9 million in cash during the first three months of 2002 due to purchases of additional laboratory equipment associated with our high-throughput genotyping activities.

Cash provided by financing activities was approximately $73,000 for the three months ended March 31, 2001 compared to approximately $85,000 for the same period in 2002. Financing activities in the first three months of 2002 included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of approximately $448,000 which was partially offset by approximately $375,000 used to repay long-term debt and capital lease obligations.

As of March 31, 2002, we had an aggregate of $4.8 million in future obligations consisting of principal payments under capital leases and line of credit arrangements, $2.3 million of which we plan to repay within the next year. At March 31, 2002, operating lease commitments, primarily relating to facility leases, totalled $83.8 million, of which $5.5 million is due within one year. These facility leases expire between June 2002 and June 2022.

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

Pursuant to the terms of the program, employees, officers and board members of the Company were offered the opportunity to exchange all outstanding options to purchase shares of the Company’s Common Stock with an exercise price equal to or greater than $10.00 per share for replacement options to purchase shares of the Company’s Common Stock. The replacement options will be granted on May 31, 2002 and will have an exercise price equal to the fair market value of the Company’s Common Stock on that date. Each replacement option will be subject to the same vesting schedule and have the same vesting commencement date as the option that it replaces. Approximately 1.2 million of the 3.3 million options issued and outstanding at the time of the offer were tendered for exchange.

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

We Have a Limited Operating History

We are a relatively new company and, for the most part, our technologies are still in the early stages of development and commercialization. We have only recently begun to incorporate our technologies into commercial products. We need to make significant investments to ensure our products perform correctly and are cost-effective. In addition, we may need to obtain additional regulatory approvals to sell our products for future application in diagnostics and therapeutics. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

•	are accepted by the genomics, diagnostic, pharmaceutical or other marketplaces;

•	meet customers’ demands;

•	are protected from competition by others;

•	do not infringe the intellectual property rights of others;

•	can be manufactured in sufficient quantities or at a reasonable cost; or

•	can be marketed successfully.

Our Operating Results May Fluctuate Significantly

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products and services;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the pricing of our products and services;

•	the timing of any new product or service offerings;

•	changes in the research and development budgets of our customers and partners;

•	our progress with research and development, particularly in the SEQUENOM Pharmaceuticals segment;

•	the introduction of new products and services by our competitors;

•	changes in the regulatory environment affecting health care and healthcare providers;

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, supply contracts, or any other types of obligations or rights;

•	our ability to enter into and maintain strategic collaborations;

•	our ability to identify candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	our ability to conduct preclinical studies and clinical trials of any potential therapeutic, diagnostic or other products and obtain regulatory approval of any potential products;

•	the cost and timing of our adoption of new technologies;

•	the cost, quality and availability of oligonucleotides, tissue samples, reagents and related components and technologies; and

•	the cost of integrating and consolidating the operations of Gemini Genomics into our business.

In particular, our revenues and operating results are unpredictable because they depend on the number, timing and type of MassARRAY system placements that we make during the year, the quantity and timing of consumables sales, completion of milestones in service agreements and the duration of revenue generating license agreements and collaborative programs with partners. Any delay in generating or recognizing revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

We May Need Additional Capital in the Future to Support Our Growth

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the level of our success in selling our MassARRAY systems, consumables, assays and services;

•	the level of our sales and marketing expenses;

•	the extent to which we enter into licensing arrangements, collaborations or joint ventures;

•	our progress with research and development, particularly in our SEQUENOM Pharmaceuticals segment;

•	our ability to introduce and sell new products and services;

•	the costs and timing of obtaining new patent rights;

•	the extent to which we acquire technologies or companies;

•	our success in consolidating and integrating Gemini Genomics and its subsidiaries into our business;

•	regulatory changes and competition and technological developments in the market; and

•	the level of our expenses associated with litigation.

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

If a partner or we discover therapeutic, diagnostic or other products using our products, services or discoveries, we may rely on that partner for product development, regulatory approval, manufacturing and marketing of those products before we can realize revenue and some of the milestone payments, royalties and other payments we may be entitled to under the terms of our collaboration agreements. If we are unable to successfully achieve milestones or our collaborative partners fail to develop successful products, we will not earn the revenues contemplated. Our collaboration agreements may allow the partner significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products. As a result, we cannot be certain that our collaborators will choose to develop or commercialize any products or will be successful in doing so. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition or changes its business focus, its performance in its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone and similar payment provisions of our agreement with that collaborator.

We May Not Successfully Develop or Derive Revenues From Our Genotyping and Gene Discovery Programs

Our genotyping and gene discovery programs are still in the early stages of implementation, continue to evolve, and may not result in marketable products. We are directing our technology and development focus primarily toward identifying genes that are believed to be responsible for, or indicate the presence of, certain diseases.

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

We Depend on Sales of SpectroCHIP Array Chips and Other Consumables for a Significant Portion of Our Revenues

Sales of SpectroCHIP chips and other consumables are an important source of revenue. Factors which may limit the use of SpectroCHIP chips and other consumables include: failure to achieve additional sales of MassARRAY systems, the acceptance of our technology by our customers, the extent of our customers’ level of utilization of their MassARRAY systems, and the training of customer personnel. If our customers do not purchase sufficient quantities of SpectroCHIP chips and other consumables, our revenues will be lower than anticipated.

The Sales Cycle For Our Products is Lengthy. We May Expend Substantial Funds and Management Effort With No Assurance of Successfully Selling Our Products or Services.

Our sales cycle is typically lengthy. Our sales effort requires the effective demonstration of the benefits and differentiation of our products and services to and significant training of many different departments within a potential customer. These departments might include research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer which contributes to the length of our sales cycle. We may expend substantial funds and management effort with no assurance that we will successfully sell our products or services.

If Our Customers Are Unable to Adequately Prepare Samples As Required By Our MassARRAY System, the Overall Market Demand For Our Products May Decline.

Before using our MassARRAY system, customers must prepare samples by following several steps that are prone to human error, including DNA isolation and DNA segment amplification. If DNA samples are not prepared appropriately, or proposed assays are extremely complex, our MassARRAY system may not generate a reading. If our customers experience similar difficulties, they may achieve lower levels of throughput than those for which our system was designed. If our customers are unable to generate expected levels of throughput, they may not continue to purchase our consumables, they may express their discontent with our products in the marketplace, potentially driving down demand for our products, or they may collaborate with others to jointly use our products. Any or all of these actions would reduce the overall market demand for our products.

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

Our Ability to Compete in the Market May Decline If We Lose Some of Our Intellectual Property Rights Due to Lawsuits to Protect or Enforce our Patents

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. In addition, others may develop products for use with the MassARRAY system in violation of our patents that could reduce sales of consumables. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

We Have Limited Commercial Production Capability and Experience and May Encounter Production Problems or Delays, Which Could Result in Lower Revenue

We assemble the MassARRAY system and manufacture the SpectroCHIP chip and MassARRAY kits. To date, we have only produced these products in moderate quantities. Our customers require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards as we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which could adversely affect our business.

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

Because Our Products Currently Depend on Components Licensed or Supplied from Third Parties, Our Breach of Any of the Terms of These Licenses or Supply Agreements or Their Termination Could Result in Our Loss of Access to These Components and Could Delay or Suspend Our Commercialization Efforts

We have acquired or licensed components of our technology from third parties. Our failure to maintain the right to use these components could seriously harm our business, financial condition and results of operations. In addition, changes to or termination of our agreements with these third parties could result in the loss of access to these aspects of our technology and could delay or suspend our commercialization efforts.

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

We are Subject to Risks Associated with Our Foreign Operations

Most of the operations of Gemini Genomics, a company we acquired in September 2001, were and continue to be conducted outside the United States, in countries where we did not previously have operations. As a result of our acquisition of Gemini Genomics, we are subject to the increased risks of doing business abroad.

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

If Our Production and Laboratory Facilities are Damaged, We Could Experience Lost Revenue and Our Business Would Be Seriously Harmed

Our only production facility is located in San Diego, California. We have laboratories located in California, Massachusetts, Germany, Sweden, the United Kingdom and Canada. Damage to our facilities due to fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms, or at all.

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

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company as is the present case today. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could seriously harm our business, financial condition and results of operation.

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

We May Not Have Adequate Insurance and If We Become Subject to Product Liability or Other Claims, We May Experience Reduced Demand for Our Products and Services or Be Required to Pay Damages that Exceed Our Insurance Limitations

Our business exposes us to potential product liability and other types of claims. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

Power Shortages Caused by the California Energy Crisis Could Materially Interrupt Our Operations

Some locations in California have experienced sporadic periods of electricity outages in the past. This condition may arise in the future especially during periods of peak energy consumption. An interruption in power supplied to our facilities could disrupt the performance of our computer systems and could adversely affect our ability to store and use genetic data, identify the specific function of genes and affect our ability to conduct normal operations.

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

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound (“GBP”), the Euro (“EUR”), the Swedish Krona (“SEK”) and the Canadian dollar (“CAN”). The subsidiaries accounts are translated from the relevant functional currency to the US dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the US dollar. We have significant exposure to exchange rate effects following the merger with Gemini Genomics as substantially all of Gemini’s cash is denominated in U.S. dollars, leading to potential exchange gain and losses if the GBP and US dollar exchange rate changes significantly. A strengthening of the British pound against the U.S. dollar could result in a material increase in our losses for any given financial period. We have made net foreign currency gains in the three months ended March 31, 2002, but you should not view this gain as an indicator of future financial performance in this area.

The table below sets forth our currency exposure (i.e., those transactional exposures that give rise to the net currency gains and losses recognized in the statement of operations) on our net monetary assets and liabilities.

These exposures consist of our monetary assets and liabilities that are not denominated in the functional currency used by us or our subsidiary or affiliate having the asset or liability.

	As of March 31, 2002
	Net foreign monetary assets/(liabilities)
Functional currency of operations	Pounds	US dollars	Other
	(in millions)
UK pounds	—	$22.1	—

A movement of 1% in the US dollar to Great British pound exchange rate would create an unrealized gain or loss of approximately $200,000.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In November, 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings, or IPOs, of their common stock in the late 1990s and early 2000. In the complaint, the plaintiff alleges that the Company, certain of its officers and directors, and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiff seeks unspecified monetary damages and other relief. In April 2002, the plaintiffs filed an amended complaint against the Company and some of our officers and directors. The Company has not been required to answer or respond to either complaint, and no discovery has been served on the Company. We deny all material allegations and intend to defend the action vigorously.

Item 2.    Changes in Securities and Use of Proceeds

On January 31, 2000, our Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million, results in net offering proceeds to us of approximately $144.1 million. No payments or expenses were paid to our directors, officers or affiliates or 10% owners of any class of our equity securities. Of the net offering proceeds, through March 31, 2002, approximately $5.2 million has been used to payoff long-term and other debt, approximately $27.7 million to purchase equipment or make leasehold improvements, approximately $11.1 million related to our acquisition of Gemini Genomics, and approximately $68.1 million for general corporate purposes, including hiring additional personnel, expansion of facilities, development and manufacturing of products, and expenses for filing and prosecuting patent applications. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

No exhibits were filed during the quarter ended March 31, 2002.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SEQUENOM, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUENOM, Inc.

By:	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: May 14, 2002