Form 10-Q
period 2002-06-30
SEQUENOM INC
filed 2002-08-14
CIK 1076481

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-29101

SEQUENOM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0365889 (I.R.S. Employer Identification Number)

3595 John Hopkins Court San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code: (858) 202-9000

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2002 was 37,616,386.

SEQUENOM, INC.

INDEX

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share information)
	June 30, 2002	December 31, 2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,974	$71,686
Short-term investments, available-for-sale	75,497	67,322
Restricted cash and investments	3,681	4,127
Accounts receivable, net	5,905	9,995
Inventories, net	7,507	8,051
Other current assets and prepaid expenses	5,006	4,134

Total current assets	132,570	165,315
Equipment and leasehold improvements, net	23,202	25,099
Intangible assets, net	18,399	19,416
Goodwill	24,618	141,565
Other assets	4,139	4,986

Total assets	$202,928	$356,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,022	$21,464
Accrued acquisition and integration costs	8,436	6,519
Deferred revenue	1,293	6,625
Current portion of long-term bank debt	958	1,250
Current portion of capital lease obligations	810	1,059

Total current liabilities	27,519	36,917
Deferred revenue, less current portion	1,100	1,800
Capital lease obligations, less current portion	817	1,092
Long-term debt, less current portion	1,597	1,750
Long-term deferred tax liability	5,565	6,220
Stockholders’ equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 37,547,757 and 37,367,228 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	38	37
Additional paid-in capital	448,422	447,756
Deferred compensation related to stock options	(342)	(605)
Accumulated other comprehensive (expense) income	(380)	437
Accumulated deficit	(281,408)	(139,023)

Total stockholders’ equity	166,330	308,602

Total liabilities and stockholders’ equity	$202,928	$356,381

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenues:
Product related	$5,727	$5,007	$12,500	$8,717
Services	3,384	2,311	5,170	3,782
Research and development grants	78	36	119	103

Total revenues	9,189	7,354	17,789	12,602

Costs and expenses:
Cost of product and service revenue	5,265	5,045	10,057	9,198
Research and development	8,139	6,814	16,208	12,104
Selling, general and administrative	7,242	5,509	14,281	10,035
Integration costs	3,000	—	3,000	—
Amortization of acquired intangibles	936	—	1,871	—
Amortization of deferred stock compensation	119	250	264	541

Total costs and expenses	24,701	17,618	45,681	31,878

Loss from operations	(15,512)	(10,264)	(27,892)	(19,276)
Net interest income	1,087	1,564	2,115	3,579
Other (expense) income, net	(389)	9	(316)	(24)

Net loss before income taxes and cumulative effect of accounting change	(14,814)	(8,691)	(26,093)	(15,721)
Deferred income tax benefit	327	—	654	—

Net loss before cumulative effect of accounting change	(14,487)	(8,691)	(25,439)	(15,721)
Cumulative effect of accounting change	—	—	(116,947)	—

Net loss	$(14,487)	$(8,691)	$(142,386)	$(15,721)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.39)	$(0.36)	$(0.68)	$(0.65)
Cumulative effect of accounting change	—	—	$(3.12)	—

Net loss per share, basic and diluted	$(0.39)	$(0.36)	$(3.80)	$(0.65)

Weighted average shares outstanding, basic and diluted	37,526,627	24,356,766	37,491,696	24,347,069

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
	Six months ended June 30,

	2002	2001

	(Unaudited)
Operating activities
Net loss	$(142,386)	$(15,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	116,947	—
Other non-cash items	3,954	3,728
Changes in operating assets and liabilities:
Inventories	661	(2,237)
Accounts receivable	4,242	(3,061)
Other current assets	(813)	4,394
Other assets	2,977	(2,787)
Accounts payable and accrued expenses	(6,359)	128
Deferred revenue	(6,023)	—
Other liabilities	3,390	—

Net cash used in operating activities	(23,410)	(15,556)

Investing activities
Purchase of equipment and leasehold improvements	(2,312)	(9,224)
Net change in restricted cash	511	—
Net change in marketable investment securities	(10,393)	(21,832)
Investment in investee	(1,000)	—

Net cash used in investing activities	(13,194)	(31,056)

Financing activities
Net payments on capital lease obligations	(524)	373
Repayment of long-term debt	(444)	—
Proceeds from exercise of stock options and ESPP purchases	647	274

Net cash (used)/provided by financing activities	(321)	647

Net decrease in cash and cash equivalents	(36,925)	(45,965)
Effect of exchange rate changes on cash and cash equivalents	213	(177)
Cash and cash equivalents at beginning of period	71,686	70,046

Cash and cash equivalents at end of period	$34,974	$23,904

Supplemental disclosure of cash flow information:
Interest paid	$123	$124

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (1)     Basis of Presentation

The accompanying unaudited consolidated financial statements of SEQUENOM, Inc. (“SEQUENOM” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.   Certain amounts in the December 31, 2001 balance sheet have been reclassified to conform with current year presentation.

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in SEQUENOM’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission (“SEC”).

(2) Segment information

The Company reports its financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. Segment financial information for SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals prior to 2002 has not been provided as SEQUENOM then operated in one business segment, making it impracticable to do so.

Unaudited segment information for the three months and six months ended June 30, 2002 is as follows (Dollars in thousands, unaudited):

	Three months ended June 30, 2002			Six months ended June 30,2002

	SEQUENOM Genetic Systems	SEQUENOM Pharma ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma ceuticals	Total

Revenues from external customers	$9,098	$91	$9,189	$17,601	$188	$17,789
Loss from operations	$(6,094)	$(9,418)	$(15,512)	$(12,256)	$(15,636)	$(27,892)

The SEQUENOM Pharmaceuticals segments loss from its operations in the three and six months  ended June 30, 2002 includes a $3 million integration charge for the closure of the Swedish operations at our Uppsala facility. This site was acquired as part of  Gemini Genomics plc in September 2001.

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

(3) Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income  requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses.  In accordance with SFAS No.130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. Other comprehensive income (loss) for the three month and six month period ending June 30, 2002 was approximately a gain of $169,000 and a loss of $817,000, respectively, compared to losses of approximately $215,000 and $191,000 in the three month and six month periods ended June 30, 2001.

(4) Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

(5) Cumulative Effect of Accounting Change.

In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets,  which requires that goodwill and intangible assets deemed to have an indefinite useful life no longer be amortized but be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising on acquisition of Gemini Genomics plc in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Quarterly results as reported are therefore comparable. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology. The charge relates entirely to the SEQUENOM Pharmaceuticals segment.

The SFAS No. 142 goodwill impairment charge is associated solely with goodwill resulting from the acquisition of Gemini Genomics plc. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001.

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value.  Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in  thousands):

	June 30, 2002	December 31, 2001

	(Unaudited)

Raw materials	$3,448	$3,859
Work in process	62	61
Finished goods	3,997	4,131

Total	$7,507	$8,051

(7) New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business and is effective for fiscal years beginning after December 15, 2001. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 was effective for the Company on January 1, 2002. The Company has determined that the adoption of this statement will not have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Form 10Q that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “goals,” “intentions,” “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Form 10-Q under the caption “Risks and Uncertainties.”  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

OVERVIEW

We are a genetics company with the tools, information and strategies for determining the impact of genes and genetic variations. Our business is organized into two segments:

•

SEQUENOM Genetic Systems. This segment includes the sales and support of our MassARRAY™ hardware, consumables and software product offerings, as well as the provision of genetic services. Our core technology components include the MassARRAY system for high performance analysis of genetic variation, and a broad portfolio of single nucleotide polymorphisms (SNP) assays. We commenced sales of our first product, the MassARRAY system, in January 2000. Through June 30, 2002, we have placed a total of 75 systems with leading companies and institutions. We have sold our products to genetics, pharmacogenetics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through June 30, 2002 our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY consumables used with the MassARRAY systems, the licensing of our proprietary software, including assay design software, and license fees from end-users. Our service revenues consist of genetic validation services, with revenue recognized as phases of projects are completed.

We expect SEQUENOM Genetic Systems to launch new products on a regular basis.  The impact of these new products on revenue, margins, expenses and cash flows depends on several factors as described in the section entitled Risks and Uncertainties.

•

SEQUENOM Pharmaceuticals. This segment includes operations relating to genetic discovery, validation of candidate genes, target discovery and the development of diagnostic and therapeutic products. Utilizing a novel population genetics approach based on diverse human population samples, we are systematically identifying potential disease-related genes that affect significant portions of the overall population.

We believe that our technology should enable us to scan virtually all human genes in relation to diseases across large human populations. Using these technologies in house and in partnerships, we are generating a portfolio of candidate disease gene markers associated with significant human health disorders, including cardiovascular disease, cancer, diabetes and obesity. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic products to market while maximizing the return on our drug development efforts.

In September 2001, we completed our acquisition of Gemini Genomics plc, a company based in the United Kingdom. Gemini Genomics was a clinical genomics company focused on the discovery and commercialization of novel gene-based drug discovery targets.  Gemini Genomics collected and analyzed information from a wide range of human population groups, including twins, disease-affected families, isolated, or founder, populations and drug trial subjects. As a result of the Gemini Genomics acquisition, we issued approximately 13.0 million shares of our Common Stock and assumed outstanding options and warrants to purchase approximately 1.2 million additional shares.  The transaction was accounted for using the purchase method of accounting. Net cash and other tangible assets totaling approximately $53.8 million were acquired, in addition to approximately $18.7 million of intangible assets and $24.9 million of in-process research and development.

We estimate that our integration expenses will total approximately $26.0 million, including our initial integration cost estimate of $23.0 million and an additional $3.0 million relating to our decision to close our Uppsala facility, that we made in the quarter ended June 30, 2002.  These expenses include both transaction and integration costs as well as an estimate of costs involved in subleasing excess leased space or terminating lease obligations that are not necessary or useful for the operation of our business.  We expect that it may take us up to two years to sublease the identified surplus space. As of June 30, 2002, none of the surplus office space had been subleased. Active marketing of the excess space continues. As of June 30, 2002, we had incurred approximately $20.6 million of transaction and integration related costs.

The Company completed two independent high-resolution scans of the human genome using a portfolio of approximately 25,000 genetic markers.  Our initial scan for genes linked to age-related diseases tested pooled samples of DNA from nearly 1,500 individuals across the 25,000 markers.  As a result, SEQUENOM identified a comprehensive portfolio of candidate age-dependent genes, suggesting associations to diverse adult onset diseases such as cancer and cardiovascular disease.  A subsequent scan  comparing DNA from approximately 1,000 melanoma patients and controls yielded a separate portfolio of potential melanoma-related genes. We intend to investigate further the genes discovered in an effort to ultimately produce therapeutic and diagnostic products.

Since our inception, we have incurred significant losses. As of June 30, 2002, we had an accumulated deficit of $281.4 million. We expect to incur losses for the foreseeable future, and expect our expenses to increase, as we expand development and commercialization of new products, including information-based products and our SEQUENOM Pharmaceuticals business unit. The addition of subsidiaries based in foreign countries from the acquisition of Gemini Genomics, has resulted in an increase in operating costs. The operating expenses from these subsidiaries are included in our consolidated statement of operations from October 2001.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Business Segment Highlights for the three and six months ended June 30, 2002

	Three months ended June 30, 2002			Six months ended June 30 2002

($in thousands) (unaudited)	SEQUENOM Genetic Systems	SEQUENOM Pharma ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma ceuticals	Total

Product sales	$5,715	$12	$5,727	$12,475	$25	$12,500
Validation services	3,383	1	3,384	5,126	44	5,170
Research and development grants	—	78	78	—	119	119

Total revenues	9,098	91	9,189	17,601	188	17,789
Cost of product and service revenue	5,258	7	5,265	10,044	13	10,057
Research and development	4,351	3,788	8,139	8,698	7,510	16,208
Selling, general and administrative	5,487	1,755	7,242	10,916	3,365	14,281
Integration costs	—	3,000	3,000	—	3,000	3,000
Amortization of intangibles	96	959	1,055	199	1,936	2,135

Total costs and expenses	15,192	9,509	24,701	29,857	15,824	45,681

Loss from operations	$(6,094)	$(9,418)	$(15,512)	$(12,256)	$(15,636)	$(27,892)

Segment financial information for SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals prior to 2002 has not been provided as SEQUENOM then operated in one business segment, making it impracticable to do so. Management discussion and analysis compares the total revenues, costs and expenses for the company in the three and six months ended June 30, 2002 to the same periods in 2001. Beginning in the quarter ended March 31, 2003, the management discussion and analysis will compare revenues and costs and expenses on a business segment basis.

Revenues

Total revenues for the three month and six months ended June 30, 2002 were $9.2 million and $17.8 million, respectively, increasing from $7.4 million and $12.6 million, respectively for the same periods in 2001.

Product related revenues for the three and six months ended June 30, 2002 increased to $5.7 million and $12.5 million, respectively from $5.0 million and $8.7 million, respectively for the same periods in 2001. These product revenues were derived from the sale of MassARRAY systems, consumable kits containing our proprietary SpectroCHIPTM chips, licensing of our proprietary software and the license fees from end-users. We placed nine of our MassARRAY systems during the quarter ended June 30, 2002, compared to nine systems in the same period of the prior year. We placed 20 systems in the six month period ended June 30, 2002 compared to 16 systems in the same period of the prior year. The increase in our installed system base from 38 at June 30, 2001 to 75 at June 30, 2002, resulted in an increase in our SpectroCHIP chip and proprietary software revenues.

Service revenues for the three and six months ended June 30, 2002 were $3.4 million and $5.2 million, respectively, compared to $2.3 million and $3.8 million, respectively, in the same periods in 2001.  We derived these revenues from the completion of significant phases in genetic validation projects.

Research and development grant revenue for the three and six months ended June 30, 2002 were $78,000  and $119,000, respectively, compared to $36,000 and $103,000, respectively, for the same periods of 2001.

We expect that future revenues will be affected by, among other things, customer budgets, new product introductions, competitive conditions and government research funding.

Cost of Product and Service Revenue

Total cost of product and service revenue for the three months and six months ended June 30, 2002 were $5.3 million and $10.1 million, respectively, compared to $5.0 million and $9.2 million, respectively, for the same periods in 2001.  Gross margin for the three and six months ended June 30, 2002 was 42% and 43%, respectively, compared to 31% and 26%, respectively, for the same periods of the prior year.  Gross margins increased in the three and six month periods ended June 30, 2002 due to the increased margins from MassARRAY consumables and genetic services compared to the same periods in 2001.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2002 increased to $8.1 million and $16.2 million, respectively, from $6.8 million and $12.1 million, respectively, in the same period in the prior year. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to our disease gene discovery program,  improvements to our existing products and validation of products under development.  The $1.3 million and $4.1 million increases from the three and six month periods ending June 30, 2001 to 2002 resulted from an increase in personnel to support our expanded research and development activities in the disease gene discovery, as well as the acquisition of Gemini Genomics in the third quarter of 2001, whose research and development expenses are now consolidated with ours.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2002 increased to $7.2 million and $14.3 million, respectively, from $5.5 million and $10.0 million, respectively, in the same periods in the prior year. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related function’s expenses.  The $1.7 million and $4.3 million three and six month increases from 2001 to 2002 resulted primarily from additional sales, marketing and customer support activities and expenses associated with filing patent applications on our intellectual property and expenses to support Gemini Genomics’ selling, general and administrative activities following our acquisition in September 2001.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patents.  These intangible assets will be amortized over three to five years and are allocated to the SEQUENOM Pharmaceuticals segment. The amortization expense in the three and six month periods ending June 30, 2002 was approximately $936,000 and $1.9 million, respectively. No charge was made in the three and six month periods ending June 30, 2001 as the acquisition of Gemini Genomics did not occur until the third quarter of 2001.

Amortization of Deferred Stock Compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. Amortization of this amount for the three and six months ended June 30, 2002 was approximately $119,000 and $264,000, respectively, compared to approximately $250,000 and $541,000, respectively, for the same periods in the prior year. The deferred compensation is being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows: $155,000 during the remainder of 2002, and $187,000 during 2003.

Net Interest Income

Net interest income represents returns on our cash and short term investments, less interest expense on our bank loans and capital lease obligations. Net interest income for the three and six months ended June 30, 2002 declined to $1.1 million and $2.1 million, respectively, from $1.6 million and $3.6 million in the same periods in the prior year. The decrease in interest income resulted from lower interest rates.

Cumulative Effect of Accounting Change

In January 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets,  which requires that goodwill and intangible assets deemed to have an indefinite useful life will no longer be amortized but will be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising on acquisition of Gemini Genomics in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Quarterly results as reported are therefore comparable. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology, and the charge relates entirely to the SEQUENOM Pharmaceuticals segment.

The SFAS No. 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of Gemini Genomics. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001.

Liquidity and Capital Resources

In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million.  Prior to our IPO, we funded our operations with $55.6 million from private equity financings, $6.0 million in loans and convertible loans and $2.2 million from equipment financing arrangements.  At June 30, 2002, cash, cash equivalents, short-term investments and restricted cash totaled $114.2 million compared to $143.1 million at December 31, 2001. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the six months ended June 30, 2002 was $23.4 million compared with $15.6 million for the same period in 2001. The net loss of $142.4 million for the six months ended June 30, 2002 was partially offset by non-cash charges of $120.9 million, of which $116.9 million was related to the cumulative effect of accounting change upon the adoption of SFAS No. 142, $4.0 million of depreciation and amortization, approximately $328,000 from losses in our investee, approximately $263,000 related to stock-based compensation, offset by approximately $654,000 of deferred income tax benefit.   Investing activities, other than the changes in our short-term investments and restricted cash, used $2.3 million in cash during the first six months of 2002 due to purchases of additional laboratory equipment associated with our high-throughput genotyping activities, and $1.0 million for our investment in Provid Pharmaceuticals, Inc., a product-oriented drug discovery company with expertise in small molecule therapeutics.

Net cash used by financing activities was approximately $321,000 for the six months ended June 30, 2002 compared to approximately $647,000 provided by financing activities for the same period in 2001. Financing activities in the first six months of 2002 included approximately $968,000 used to repay long-term debt and capital lease obligations offset by the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of approximately $647,000.

The following table summarizes our contractual obligations at June 30, 2002 (in millions):

Contractual obligations	Total	Less than one year	1-3 years	After 3 years

Long-term debt	$2.6	$1.0	$1.6	$—
Capital lease obligations	1.6	0.8	0.8	—
Operating leases	83.7	5.3	11.1	67.3

Total Contractual Obligations	$87.9	$7.1	$13.5	$67.3

We believe our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months.  However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.  These factors include:

•	the level of our success in selling our MassARRAY systems, consumables, assays and services;

•	the level of our sales and marketing expenses;

•	the extent to which we enter into collaborations or joint ventures;

•	our ability to introduce and sell new products and services;

•	our success in developing diagnostic and therapeutic products alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our acquisition and integration expenses, including tax and other liabilities from the Gemini Genomics or other acquisitions;

•	our ability to exit existing excess facilities on terms that are financially acceptable;

•	the level of our expenses associated with litigation or termination of agreements;

•	the costs and timing of obtaining new patent rights;

•	the costs and expenses associated with defending or asserting any intellectual property claims or litigation;

•	the extent to which we acquire technologies or companies; and

•	regulatory changes and competition and technological developments in the market.

We have a $25.0 million bank line of credit, of which $22.4 million is available for borrowing.  We have no commitments for any additional financings. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock.  If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.  If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

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

Pursuant to the terms of the program, employees, officers and board members of the Company were offered the opportunity to exchange all outstanding Company Common Stock options with an exercise price equal to or greater than $10.00 per share for replacement options to purchase shares of the Company’s Common Stock at a new exercise price.  The replacement options were granted on May 31, 2002 and have an exercise price of $4.89 per share, the fair market value of the Company’s Common Stock on that date.  Each replacement option is subject to the same vesting schedule and has the same vesting commencement date as the option for which it was exchanged.  Approximately 1.2 million of the 3.3 million options issued and outstanding at the time of the offer were exchanged.

Risks and Uncertainties

The following is a summary of the many risks we face in our business.  You should carefully read these risks and uncertainties in evaluating our business.

Recent Operating Losses; Accumulated Deficit

We have experienced significant operating losses in each period since our inception.  We expect these losses to continue and it is uncertain when, if ever, we will become profitable.  These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations.  Our costs have exceeded our revenues in each period since our inception.  We expect to incur increasing operating losses in the future as a result of expenses associated with marketing and sales, production, research and product development, selling, general and administrative costs as well as costs associated with consolidating and completing the integration of Gemini Genomics, a company that we acquired in September 2001, into our business.

We Have a Limited Operating History

We are a relatively new company and, for the most part, our technologies are still in the early stages of development and commercialization.  We have only recently begun to incorporate our technologies into commercial products.  We need to make significant investments to ensure our products perform correctly and are cost-effective.  In addition, we may need to obtain additional regulatory approvals to sell our products for future application in diagnostics and therapeutics.  Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

•	are accepted by the genomics, diagnostic, pharmaceutical or other marketplaces;

•	meet customers’ demands;

•	are protected from competition by others;

•	do not infringe the intellectual property rights of others;

•	can be manufactured in sufficient quantities or at a reasonable cost; or

•	can be marketed successfully.

Our Operating Results May Fluctuate Significantly

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products and services;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the pricing of our products and services;

•	the timing of any new product or service offerings and demand and acceptance by customers;

•	changes in the research and development budgets of our customers and partners;

•	our progress with research and development, particularly in the SEQUENOM Pharmaceuticals segment;

•	the introduction of new products and services by our competitors;

•	changes in the regulatory environment affecting health care and healthcare providers;

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, supply contracts, or any other types of obligations or rights;

•	our ability to enter into and maintain strategic collaborations;

•	our ability to identify candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	our ability to conduct preclinical studies and clinical trials of any potential therapeutic, diagnostic or other products and obtain regulatory approval of any potential products;

•	the cost and timing of our adoption of new technologies;

•	the cost, quality and availability of oligonucleotides, tissue samples, reagents and related components and technologies; and

•	the cost of integrating and consolidating the operations of Gemini Genomics into our business.

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

A Reduction in Revenues from Service Contracts and Collaborations Would Harm Our Business

A decline in the demand for our genetic services or a reduction in the level of such services performed on behalf of collaborators would reduce our total revenues and harm our business. We expect that revenue from service contracts will account for a substantial portion of our total revenues for the foreseeable future. The following factors, among others, may reduce the demand for our services:

•	competition from other providers of similar services;

•	changes in fiscal policies and the economy which may impact customer decision making;

•	negative publicity or evaluation;

•	our ability to secure further collaborations on favorable terms, if at all; or

•	technological changes rendering our services uncompetitive.

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

We May Not Be Able to Successfully Adapt Our Products for Commercial Applications

A number of potential applications of our MassARRAY technology will require significant enhancements in our core technology.  If we are unable to complete the development, introduction or scale-up of the manufacturing of any product or genotyping facility, or if any of our products do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed.  In addition, we may fail to sustain the market acceptance of our already established products, such as our MassARRAY systems as well as new products.  Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future.  We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges, successfully introduce our newly developed products and services into the marketplace.

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

If a partner or we discover therapeutic, diagnostic or other products using our products, services or discoveries, we may rely on that partner for product development, regulatory approval, manufacturing and marketing of those products before we can realize revenue and some of the milestone payments, royalties and other payments we may be entitled to under the terms of our collaboration agreements.  If we are unable to successfully achieve milestones or our collaborative partners fail to develop successful products, we will not earn the revenues contemplated.  Our collaboration agreements may allow the partner significant discretion in electing whether to pursue any of these activities.  We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products.  As a result, we cannot be certain that our collaborators will choose to develop or commercialize any products or will be successful in doing so. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition or changes in its business focus, its performance in its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone and similar payment provisions of our agreement with that collaborator.

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

If We Do Not Effectively Manage Our Growth, It Could Affect Our Ability to Pursue Business Opportunities and Expand Our Business

Growth in our business has placed, and will continue to place, a significant strain on our personnel, facilities, management systems and resources.  We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce.  We will have to maintain close coordination among our technical, accounting, marketing, sales and research departments.  If we fail to effectively manage our growth and address the above concerns, it could affect our ability to pursue business opportunities and expand our business.

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

We Depend on Third-Party Products and Services and Sole or Limited Sources of Supply to Develop and Manufacture our Products and Components and Materials Used in Our Products

We rely on outside vendors to supply certain products and the components and materials used in our products.  Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers.  We have experienced quality problems with, and delays in receiving, oligonucleotides, which are necessary materials used in connection with the operation of the MassARRAY system.  Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

•	the inability to obtain an adequate supply of required products, components and materials due to capacity constraints, a discontinuance of a product by a supplier or other supply constraints;

•	reduced control over quality and pricing of products, components and materials; and

•	delays and long lead times in receiving products, components or materials from vendors.

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

Because Our Products Currently Depend on Components Licensed or Supplied from Third Parties, Our Breach of Any of the Terms of These Licenses or Supply Agreements or Their Termination Could Result in Our Loss of Access to These Components and Could Delay or Suspend Our Commercialization Efforts

We have acquired or licensed components of our technology from third parties.  Our failure to maintain the right to use these components could seriously harm our business, financial condition and results of operations.  In addition, changes to or termination of our agreements with these third parties and litigation related thereto could result in the loss of access to these aspects of our technology and could delay or suspend our commercialization efforts and may be costly.

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

If Our Production and Laboratory Facilities are Damaged, We Could Experience Lost Revenue and Our Business Would Be Seriously Harmed

Our only production facility is located in San Diego, California.  During 2001 we had laboratories located in California, Massachusetts, Germany, Sweden, the United Kingdom and Canada.  Damage to our facilities due to fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products.  We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms, or at all.

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

We May Not Have Adequate Insurance and If We Become Subject to Product Liability or Other Claims, We May Experience Reduced Demand for Our Products and Services or Be Required to Pay Damages that Exceed Our Insurance Limitations or For Which Insurance Coverage Does Not Exist

Our business exposes us to potential product liability and other types of claims.  Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition.  It is difficult to determine whether we have obtained sufficient insurance to cover potential claims.  Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

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

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound (“GBP”), the Euro (“EUR”), the Swedish Krona (“SEK”) and the Canadian dollar (“CAN”). The subsidiaries accounts are translated from the relevant functional currency to the US dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the US dollar. We have significant exposure to exchange rate effects following our September 2001 acquisition of Gemini Genomics as substantially all of Gemini’s cash is denominated in U.S. dollars, leading to potential exchange gain and losses if the GBP and US dollar exchange rate changes significantly. A strengthening of the British pound against the US dollar could result in a material increase in our comprehensive losses for any given financial period. We have made net comprehensive foreign currency gains in the six months ended June 30, 2002, but you should not view this gain as an indicator of future financial performance in this area. Based on our monetary assets and liabilities that are not denominated in the functional currency used by us or our subsidiary or affiliate having the asset or liability at June 30, 2002, a movement of 1% in the US dollar to Great British pound exchange rate would create an unrealized gain or loss of approximately $210,000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In November, 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings, or IPOs, of their common stock in the late 1990s and early 2000 (the “In re IPO Securities Litigation”). In the complaint, the plaintiff alleges that the Company, certain of its officers and directors, and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters.  The plaintiff seeks unspecified monetary damages and other relief.  In April 2002, the plaintiffs filed an amended complaint against the Company and some of our officers and directors. The Company has not been required to answer or respond to either complaint, and no discovery has been served on the Company.  In July 2002, the issuers, directors and officers named as defendants in the In re IPO Securities Litigation cases (including the Company and some of our officers and directors) filed a motion to dismiss all such cases for failure to state a claim against the issuers, directors or officers. We deny all material allegations and intend to defend the action vigorously.

Item 2.  Changes in Securities and Use of Proceeds

On January 31, 2000, our Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission.  The registration statement, as amended, covered the offering of 5,250,000 shares of common stock.  The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million.  The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments.  These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million.  The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation.  Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million, results in net offering proceeds to us of approximately $144.1 million.  No payments or expenses were paid to our directors, officers or affiliates or 10% owners of any class of our equity securities. Of the net offering proceeds, through June 30, 2002, approximately $5.8 million has been used to payoff long-term and other debt, approximately $28.1 million to purchase equipment or make leasehold improvements, approximately $11.9 million related to our acquisition of Gemini Genomics, and approximately $78.2 million for general corporate purposes, including hiring additional personnel, expansion of facilities, development and manufacturing of products, and expenses for filing and prosecuting patent applications.  The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 4.  Submission of Matters to a Vote of Security Holders

     SEQUENOM held its Annual Meeting of Stockholders on May 31, 2002. Out of 37,505,134 shares of common stock entitled to vote at such Annual Meeting, there were present in person or represented by proxy 28,593,796 shares. At the Annual Meeting, the stockholders of SEQUENOM approved the following matters:

(a)	The election of Ernst-Gunter Afting, Ph.D., M.D. and John E. Lucas as Class II directors of SEQUENOM to serve until the 2005 Annual Meeting. The vote for the nominated directors was a follows:

Ernst-Gunter Afting, Ph.D., M.D., 27,950,962 votes cast for and 642,834 votes withheld; John E. Lucas, 27,948,934 votes cast for and 644,862 votes withheld.

After the Annual Meeting, Charles R. Cantor, Ph.D., Helmut Schuhsler, Ph.D. and Michael Fitzgerald continued to serve as Class III directors of SEQUENOM and Kris Venkat, Ph.D. and Antonius Schuh, Ph.D. continued to serve as Class I directors of Sequenom.

(b)	Approval of an amendment to SEQUENOM's Bylaws to provide that the authorized number of directors will be set within a range of five to nine. 28,475,544 votes were cast for approval, 108,006 votes were cast against, 10,246 votes were abstained and there were no broker non-votes.

(c)	Ratification of the appointment of Ernst & Young LLP as the independent auditors of SEQUENOM for the year ending December 31, 2002. 28,157,376 votes were cast for approval, 424,995 votes were cast against, 11,425 votes were abstained and there were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits were filed during the quarter ended June 30, 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUENOM, INC.
Dated: August 14, 2002
	By:	/s/ STEPHEN L. ZANIBONI

Stephen L. Zaniboni Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

             Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted), Antonius Schuh, Chief Executive Officer of the registrant, hereby certifies that, to the best of his knowledge:

1.	This report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.
2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: August 14, 2002	/s/ ANTONIUS SCHUH

Antonius Schuh Chief Executive Officer

CERTIFICATION

             Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted), Stephen L. Zaniboni, Chief Financial Officer of the registrant, hereby certifies that, to the best of his knowledge:

1.	This report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.
2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: August 14, 2002	/s/ STEPHEN L. ZANIBONI

Stephen L. Zaniboni Chief Financial Officer