Form 10-Q
period 2002-09-30
SEQUENOM INC
filed 2002-11-14
CIK 1076481

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2002 was 39,398,189.

SEQUENOM, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value and share information)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,224	$71,686
Short-term investments, available-for-sale	65,427	67,322
Restricted cash and investments	10,504	4,127
Accounts receivable, net	8,124	9,995
Inventories, net	6,843	8,051
Other current assets and prepaid expenses	3,694	4,134

Total current assets	124,816	165,315
Equipment and leasehold improvements, net	21,859	25,099
Intangible assets, net	18,482	19,416
Goodwill	25,010	141,565
Other assets	4,865	4,986

Total assets	$195,032	$356,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,366	$21,464
Accrued acquisition and integration costs	6,507	6,519
Deferred revenue	1,711	6,625
Current portion of long-term bank debt	3,211	1,250
Current portion of capital lease obligations	706	1,059

Total current liabilities	28,501	36,917
Deferred revenue, less current portion	917	1,800
Capital lease obligations, less current portion	724	1,092
Long-term debt, less current portion	6,154	1,750
Long-term deferred tax liability	5,238	6,220
Stockholders’ equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 39,396,959 and 37,367,228 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	39	37
Additional paid-in capital	452,730	447,756
Deferred compensation related to stock options	(247)	(605)
Accumulated other comprehensive (expense) income	(623)	437
Accumulated deficit	(298,401)	(139,023)

Total stockholders’ equity	153,498	308,602

Total liabilities and stockholders’ equity	$195,032	$356,381

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share information)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
Product related	$6,554	$6,239	$19,054	$14,956
Services	275	2,485	5,445	6,267
Research and development grants	65	80	184	183

Total revenues	6,894	8,804	24,683	21,406

Costs and expenses:
Cost of product and service revenue	4,102	5,361	14,159	14,559
Research and development	9,157	8,537	25,365	20,641
Selling, general and administrative	6,783	5,642	21,064	15,677
In-process research & development	3,668	24,920	3,668	24,920
Integration costs	—	—	3,000	—
Amortization of acquired intangibles	944	—	2,815	—
Amortization of deferred stock compensation	95	215	359	756

Total costs and expenses	24,749	44,675	70,430	76,553

Loss from operations	(17,855)	(35,871)	(45,747)	(55,147)
Net interest income	921	1,386	3,036	4,965
Other (expense) income, net	(386)	52	(702)	28

Net loss before income taxes and cumulative effect of accounting change	(17,320)	(34,433)	(43,413)	(50,154)
Deferred income tax benefit	328	—	982	—

Net loss before cumulative effect of accounting change	(16,992)	(34,433)	(42,431)	(50,154)
Cumulative effect of accounting change	—	—	(116,947)	—

Net loss	$(16,992)	$(34,433)	$(159,378)	$(50,154)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.45)	$(1.37)	$(1.12)	$(2.04)
Cumulative effect of accounting change	—	—	$(3.10)	—

Net loss per share, basic and diluted	$(0.45)	$(1.37)	$(4.22)	$(2.04)

Weighted average shares outstanding, basic and diluted	38,197,440	25,098,290	37,729,529	24,600,228

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2002	2001
	(Unaudited)
Operating activities
Net loss	$(159,378)	$(50,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	116,947	—
In-process research and development	3,668	24,920
Other non-cash items	8,013	5,002
Changes in operating assets and liabilities:
Inventories	1,322	(3,311)
Accounts receivable	2,015	(7,288)
Other current assets	595	(1,134)
Other assets	2,000	(1,749)
Accounts payable and accrued expenses	(9,602)	8,679
Deferred revenue	(5,867)	(2,628)
Other liabilities	3,493	—

Net cash used in operating activities	(36,794)	(27,663)

Investing activities
Purchase of equipment and leasehold improvements	(3,458)	(12,886)
Net change in restricted cash	(6,360)	—
Net change in marketable investment securities	27	(17,477)
Cash received from purchase acquisition	547	61,350
Investment in investee	(1,000)	—

Net cash (used)/provided in investing activities	(10,244)	30,987

Financing activities
Net payments on capital lease obligations	(815)	137
Net proceeds of long-term debt	5,821	—
Proceeds from exercise of stock options and ESPP purchases	999	557

Net cash provided by financing activities	6,005	694

Net (decrease)/increase in cash and cash equivalents	(41,033)	4,018
Effect of exchange rate changes on cash and cash equivalents	(429)	(222)
Cash and cash equivalents at beginning of period	71,686	70,046

Cash and cash equivalents at end of period	$30,224	$73,842

Supplemental schedule of financing activities:
Fair value of net assets acquired net of cash	$4,072	$179,450

Supplemental disclosure of cash flow information:
Interest paid	$123	$187

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of SEQUENOM, Inc. (“SEQUENOM” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

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

Unaudited segment information for the three months and nine months ended September 30, 2002 is as follows (Dollars in thousands, unaudited):

	Three months ended September 30, 2002			Nine months ended September 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
Revenues from external customers	$6,815	$79	$6,894	$24,416	$267	$24,683
Loss from operations	$(6,397)	$(11,458)	$(17,855)	$(18,653)	$(27,094)	$(45,747)

The SEQUENOM Pharmaceuticals segment loss from its operations in the three and nine months ended September 30, 2002 includes a $3.7 million in-process research and development charge arising from the acquisition of Axiom Biotechnologies, Inc., in the third quarter of 2002, and in the nine months ending September 30, 2002 includes a $3 million integration charge for the closure of the Swedish operations at our Uppsala facility in the second quarter of 2002. We acquired this facility as part of Gemini Genomics plc in September 2001.

The Company has no intersegment revenues. Corporate costs are allocated to segments based on each segment’s estimated proportion of total operational expenses. The Company does not currently segregate assets by segment as a significant proportion of the Company’s total assets are cash, cash equivalents, and marketable securities which the Company does not assign to its two operating segments. Goodwill is attributable entirely to the SEQUENOM Pharmaceutical segment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)  Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No.130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. Other comprehensive loss for the three month and nine month periods ending September 30, 2002 was a loss of approximately $244,000 and of $1,062,000, respectively, compared to gains of approximately $261,000 and $452,000 in the three month and nine month periods ended September 30, 2001.

(4)  Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including shares held in escrow relating to the Axiom acquisition. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

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

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising on the acquisition of Gemini Genomics plc in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Quarterly results as reported are therefore comparable. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology. The charge relates entirely to the SEQUENOM Pharmaceuticals segment.

The SFAS No. 142 goodwill impairment charge is associated solely with goodwill resulting from the acquisition of Gemini Genomics plc. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$2,882	$3,859
Work in process	75	61
Finished goods	3,886	4,131

Total	$6,843	$8,051

(7)  Business combination

In the third quarter of 2002, SEQUENOM completed the acquisition of Axiom Biotechnologies, Inc., a company based in San Diego, California. Under the terms of the agreement, holders of Axiom stock received 0.2093 of a share of newly issued SEQUENOM common stock in exchange for each share of capital stock of Axiom. As a result of this transaction, SEQUENOM issued up to approximately 1.7 million shares of its common stock and assumed outstanding options and warrants, equivalent to approximately 250,000 additional shares of common stock. 400,000 of the 1.7 million shares relating to this transaction have been placed in escrow, and may be released from escrow on August 30, 2003, subject to a reduction based upon certain indemnification obligations of Axiom to SEQUENOM. The transaction was accounted for using the purchase method of accounting.

In connection with this transaction, the Company conducted a valuation of the intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16. The total purchase price of $5.0 million is estimated to be allocated as follows (in millions):

Net assets acquired	$0.4
In-process research and development	3.7
Intangible assets	0.5
Goodwill	0.4

$5.0

The intangible assets are being amortized over their estimated useful lives of five years. The goodwill is not being amortized, but will be subject to an annual impairment test. At the time of acquisition, the technological feasibility of the acquired in-process research and development had not yet been established and management determined that at that time the technology had no future alternative uses and accordingly, the value assigned to in-process research and development was immediately charged to the statement of operations.

The acquisition is considered immaterial to SEQUENOM’s revenues and expenses during the three and nine month periods ending September 30, 2002, and accordingly no pro-forma information is provided. Axiom’s financial results are incorporated into our consolidated financial information from September 1, 2002.

(8)  New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business and is effective for fiscal years beginning after

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 15, 2001. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 became effective for the Company on January 1, 2002. We are examining the book value of approximately $26 million of tangible and intangible assets relating to our genetic services business following a reduction in revenues from these operations. Depending on the outcome of contract negotiations for genetic services with customers during the fourth quarter of 2002, a FAS 144 impairment in the carrying value may arise with respect to these assets.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required at the beginning of fiscal year 2003. This Statement will impact the timing of exit or disposal activities reported by the Company after adoption.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Form 10Q that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our “anticipation,” “expectations,” “beliefs,” “hopes,” “goals,” “intentions,” “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Form 10-Q under the caption “Risks and Uncertainties.” We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

We are a leading high-performance DNA analysis company organized into two segments: SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. The two segments combine to capitalize on our MassARRAY high-performance DNA analysis platform, SNP assay portfolio, disease gene discovery programs and extensive DNA sample repository.

•
SEQUENOM Genetic Systems.    This segment includes the sales and support of our MassARRAY hardware, consumables and software product offerings, research and development toward expanding applications of the MassARRAY platform, and the provision of genetic services. Our core technology components include the MassARRAY system for high-performance DNA analysis, and a broad portfolio of single nucleotide polymorphisms (SNP) assays. We commenced sales of our first MassARRAY system in January 2000. Through September 30, 2002, we have placed a total of 84 systems with leading companies and institutions. We have sold our products to genetics, pharmacogenetics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in North America, Europe and Asia. Through September 30, 2002 our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY consumables used with the MassARRAY systems, the licensing of proprietary software, and license fees from end-users. Our service revenues consist of genetic validation services, with revenue recognized as phases of projects are completed.

We expect SEQUENOM Genetic Systems to launch new products on a regular basis. The impact of these new products and fluctuations in the level of genetic validation services undertaken on revenues, margins, expenses and cash flows is uncertain and depends on many factors as described in this Form 10-Q in the section entitled Risks and Uncertainties.

•
SEQUENOM Pharmaceuticals.    This segment includes operations relating to disease gene discovery, target identification, functional validation and ultimately diagnostic and therapeutic product development. SEQUENOM Pharmaceuticals applies the power of human genetics to systematically identify potential disease-related genes that affect significant portions of the overall population.

We believe that our technology should enable us to scan virtually every gene in the human genome for association with a given disease, and do so using large sample populations. Using our technology in house and in partnerships, we are generating a portfolio of candidate disease gene markers associated with significant human health disorders, including cardiovascular disease, cancer, diabetes, and obesity. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic products to market while maximizing the return on drug development.

In September 2001, we completed our acquisition of Gemini Genomics plc, a company based in the United Kingdom. Gemini Genomics was a clinical genomics company focused on the discovery of novel gene-based drug discovery targets. Gemini Genomics collected and analyzed information from a wide range of human population groups, including twins, disease-affected families, isolated, or founder, populations and drug trial subjects. As a result of the Gemini Genomics acquisition, we issued approximately 13.0 million shares of our Common Stock and assumed outstanding options and warrants to purchase approximately 1.2 million additional shares. The transaction was accounted for using the purchase method of accounting. Net cash and other tangible assets totaling approximately $53.8 million were acquired, in addition to approximately $18.7 million of intangible assets and $24.9 million of in-process research and development.

We estimate that our integration expenses will total approximately $26.0 million, including our initial integration cost estimate of $23.0 million and an additional $3.0 million relating to our decision to close our Uppsala facility, that we made in the quarter ended June 30, 2002. These expenses include both transaction and integration costs as well as an estimate of costs involved in subleasing excess leased space or terminating lease obligations that are not necessary or useful for the operation of our business. We expect that it may take us up to two years to sublease all the identified surplus space. As of September 30, 2002, we had exited one lease in Cambridge, England and were negotiating subleases in Boston, Massachusetts. Active marketing of the excess space continues. As of September 30, 2002, the remaining accrual of $6.5 million relates substantially to facility exit costs. We believe that the remaining accrual is sufficient to exit the remaining leases, but any required payments in excess of our estimated costs will impact reported results in later financial periods.

In the third quarter of 2002, we completed our acquisition of Axiom Biotechnologies, Inc., a company based in San Diego, CA. This acquisition should enable us to move our candidate disease genes forward through the drug discovery process by adding internal medicinal chemistry, assay and screening abilities, a library of well characterized human cell lines, and intellectual property. In connection with the Axiom acquisition, we issued approximately 1.7 million shares of our common stock of which 400,000 shares have been placed in escrow, and may be released from escrow on August 30, 2003, subject to reduction based upon certain indemnification obligations of Axiom to SEQUENOM. As part of the Axiom acquisition we also assumed outstanding options and warrants, exercisable into approximately 250,000 additional shares of SEQUENOM common stock. The transaction was accounted for using the purchase method of accounting. Net cash and other tangible assets totaling approximately $0.4 million were acquired, in addition to approximately $0.5 million of intangible assets and $3.7 million of in-process research and development.

We have completed four genome-wide discovery genetics studies using our portfolio of 25,000 genetic markers. These scans were conducted in the areas of breast cancer, diabetes, skin cancer and morbidity and have yielded encouraging portfolios of potential disease-related genes, which we plan to further characterize through internal development programs. We also plan to conduct scans in seven additional disease areas by the middle of 2003. We intend to investigate further the genes discovered in an effort to ultimately produce therapeutic and diagnostic products.

Since our inception, we have incurred significant losses. As of September 30, 2002, we had an accumulated deficit of $298.4 million. We expect to incur losses for the foreseeable future, and expect our expenses to increase, as we expand development and commercialization of new products, information-based intellectual property and products from our SEQUENOM Pharmaceuticals business unit. The addition of subsidiaries based in foreign countries from the acquisition of Gemini Genomics has resulted in an increase in operating costs. The operating expenses from these subsidiaries are included in our consolidated statement of operations from October 2001.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Business Segment Highlights for the three and nine months ended September 30, 2002

	Three months ended September 30, 2002			Nine months ended September 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
	($ in thousands) (unaudited)
Product sales	$6,540	$14	$6,554	$19,015	$39	$19,054
Validation services	275	—	275	5,401	44	5,445
Research and development grants	—	65	65	—	184	184

Total revenues	6,815	79	6,894	24,416	267	24,683
Cost of product and service revenue	4,095	7	4,102	14,139	20	14,159
Research and development	3,791	5,366	9,157	12,489	12,876	25,365
Selling, general and administrative	5,237	1,546	6,783	16,153	4,911	21,064
In-process research and development	—	3,668	3,668	—	3,668	3,668
Integration costs	—	—	—	—	3,000	3,000
Amortization of intangibles	89	950	1,039	288	2,886	3,174

Total costs and expenses	13,212	11,537	24,749	43,069	27,361	70,430

Loss from operations	$(6,397)	$(11,458)	$(17,855)	$(18,653)	$(27,094)	$(45,747)

Segment financial information for SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals prior to 2002 has not been provided as SEQUENOM then operated in one business segment, making it impracticable to do so. Management discussion and analysis compares the total revenues, costs and expenses for the company in the three and nine months ended September 30, 2002 to the same periods in 2001. Beginning in the quarter ended March 31, 2003, the management discussion and analysis will compare revenues and costs and expenses on a business segment basis.

Revenues

Total revenues for the three months and nine months ended September 30, 2002 were $6.9 million and $24.7 million, respectively, decreasing $1.9 million from $8.8 million in the three month period ended September 30, 2001 and increasing $3.3 million from $21.4 million in the nine month period ended September 30, 2001.

Product related revenues for the three and nine months ended September 30, 2002 increased to $6.6 million and $19.1 million respectively, from $6.2 million and $15.0 million, respectively for the same periods in 2001. These product revenues were derived from the sale of MassARRAY systems, consumables including our proprietary SpectroCHIPTM chips, licensing of our proprietary software and license fees from end-users. The increase in our installed system base from 48 at September 30, 2001 to 84 at September 30, 2002, resulted in an increase in our SpectroCHIP chip and proprietary software revenues.

Service revenues for the three and nine months ended September 30, 2002 declined to $0.3 million and $5.4 million, respectively, compared to $2.5 million and $6.3 million, respectively, in the same periods in 2001. We derived these revenues from the completion of significant phases in genetic validation projects. The service revenue marketplace is competitive and we do not anticipate significant revenue from this area in the short term, if at all. We are examining the book value of approximately $26 million of tangible and intangible assets relating to our genetic service business following a reduction in revenues. Depending on the outcome of contract negotiations for genetic services with customers during the fourth quarter of 2002, a FAS 144 impairment in the carrying value may arise with respect to these assets.

Research and development grant revenue for the three and nine months ended September 30, 2002 were $65,000 and $184,000, respectively, compared to $80,000 and $183,000, respectively, for the same periods of 2001.

We expect that future revenues will be affected by, among other things, customer budgets, new product introductions, competitive conditions and government research funding.

Cost of Product and Service Revenue

Total cost of product and service revenues for the three months and nine months ended September 30, 2002 were $4.1 million and $14.2 million, respectively, compared to $5.4 million and $14.6 million, respectively, for the same periods in 2001. Gross margin for the three and nine months ended September 30, 2002 was 40% and 42%, respectively, compared to 39% and 31%, respectively, for the same periods of the prior year. Gross margins increased in the three and nine month periods ended September 30, 2002 due to the increased volumes and margins from MassARRAY consumables compared to the same periods in 2001.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2002 increased to $9.2 million and $25.4 million, respectively, from $8.5 million and $20.6 million, respectively, in the same period in the prior year. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to our disease gene discovery programs, improvements to our existing products and validation of products under development. The $0.7 million and $4.8 million increases from the three and nine month periods ending September 30, 2001 to 2002 resulted primarily from an increase in personnel to support our expanded research and development activities in the disease gene discovery programs, as well as our acquisition of Gemini Genomics in the third quarter of 2001, whose research and development expenses we consolidated with ours beginning in the fourth quarter of 2001 and our acquisition of Axiom, whose research and development expenses we consolidated with ours beginning on September 1, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2002 increased to $6.8 million and $21.1 million, respectively, from $5.6 million and $15.7 million, respectively, in the same periods in the prior year. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related function’s expenses. The $1.2 million and $5.4 million three and nine month increases from 2001 to 2002 resulted primarily from additional business development and customer support activities and expenses associated with filing patent applications on our intellectual property and expenses to support Gemini Genomics’ activities following our acquisition in September 2001.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics in 2001 and Axiom Biotechnologies in 2002, we have acquired approximately $19.1 million of intangible assets, including clinical data collections, cell lines, and intellectual property. These intangible assets will be amortized over three to five years and are allocated to the SEQUENOM Pharmaceuticals segment. The amortization expense in the three and nine month periods ending September 30, 2002 was approximately $944,000 and $2.8 million, respectively. No charge was made in the three and nine month periods ending September 30, 2001 as amortization of intangibles we acquired in the Gemini Genomics transaction did not commence until the fourth quarter of 2001 and the Axiom acquisition did not take place until the third quarter of 2002.

Amortization of Deferred Stock Compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. Amortization of this amount for the three and nine months ended September 30, 2002 was approximately $95,000 and $359,000, respectively, compared to approximately $215,000 and $756,000, respectively, for the same periods in the prior year. The deferred compensation is being amortized over the vesting periods of the individual stock options using the graded vesting method. We expect to record amortization for deferred compensation approximately as follows: $60,000 during the remainder of 2002, and $187,000 during 2003.

Net Interest Income

Net interest income represents returns on our cash and short term investments, less interest expense on our bank loans and capital lease obligations. Net interest income for the three and nine months ended September 30, 2002 declined to $0.9 million and $3.0 million, respectively, from $1.4 million and $5.0 million in the same periods in the prior year. The decrease in interest income resulted from lower interest rates, and, for the three months ended September 30, 2002, lower average cash balances.

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

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising as a result of our acquisition of Gemini Genomics in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Quarterly results as reported are therefore comparable. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology, and the charge related entirely to the SEQUENOM Pharmaceuticals segment.

The SFAS No. 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of Gemini Genomics. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001. The review in the fourth quarter of 2002, as required by SFAS No. 142, will examine the remaining $25 million of goodwill of the SEQUENOM Pharmaceuticals segment.

Liquidity and Capital Resources

In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million. Prior to our IPO, we funded our operations with $55.6 million from private equity financings, $6.0 million in loans and convertible loans and $2.2 million from equipment financing arrangements. As of September 30, 2002, cash, cash equivalents, short-term investments and restricted cash totaled $106.2 million compared to $143.1 million as of December 31, 2001. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the nine months ended September 30, 2002 was $36.8 million compared with $27.7 million for the same period in 2001. The net loss of $159.4 million for the nine months ended September 30, 2002 was partially offset by non-cash charges of $128.6 million, of which $116.9 million was related to the cumulative effect of accounting change upon the adoption of SFAS No. 142, $3.7 million of in process research and development relating to the Axiom acquisition, $7.9 million of depreciation and amortization and loss on disposal of fixed assets, approximately $609,000 from losses in our investee, Provid Pharmaceuticals, Inc. (Provid), a product-oriented drug discovery company with expertise in small molecule therapeutics, and approximately $379,000 related to stock based compensation, offset by approximately $982,000 of deferred income tax benefit. Investing activities, other than the changes in our short-term investments and restricted cash, used $3.9 million in cash during the first nine months of 2002 due to purchases of additional laboratory equipment associated with our high-throughput genotyping activities, and $1.0 million for our investment in Provid, offset by cash we received from our acquisition of Axiom of approximately $547,000.

Net cash provided by financing activities was $6.0 million for the nine months ended September 30, 2002 compared to approximately $694,000 for the same period in 2001. Financing activities in the first nine months of 2002 included receipts of $7.2 million from long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of $1.0 million, offset by $2.2 million used to repay long-term debt and capital lease obligations.

The following table summarizes our contractual obligations as of September 30, 2002 (in millions):

	Total	Less than one year	1-3 years	After 3 years
Contractual obligations:
Long-term debt	$9.4	$3.2	$6.2	$—
Capital lease obligations	1.4	0.7	0.7	—
Operating leases	81.5	5.7	16.7	59.1

Total Contractual Obligations	$92.3	$9.6	$23.6	$59.1

We believe our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the level of our success in selling our MassARRAY systems, consumables, assays and services;

•	the level of our sales and marketing expenses;

•	the extent to which we enter into collaborations or joint ventures;

•	our ability to introduce and sell new products and services;

•	our success in developing diagnostic and therapeutic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our acquisition and integration expenses, including tax and other liabilities from the Gemini Genomics, Axiom Biotechnologies or other acquisitions;

•	our ability to exit existing excess facilities on terms that are financially acceptable;

•	the level of our expenses associated with litigation or termination of agreements;

•	the costs and timing of obtaining new patent rights;

•	the costs and expenses associated with defending or asserting any intellectual property claims or other litigation;

•	the extent to which we acquire technologies or companies; and

•	regulatory changes and competition and technological developments in the market.

We have a $25.0 million bank line of credit, of which $18.6 million is available for borrowing. We have an asset-backed loan line from GE Capital of $4.0 million, of which $0.8 million is available for borrowing. We have no commitments for any additional financings. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

Risks and Uncertainties

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

Recent Operating Losses; Accumulated Deficit

We have experienced significant operating losses in each period since our inception. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. Our costs have exceeded our revenues in each period since our inception. We expect to incur operating losses in the future as a result of expenses associated with marketing and sales, production, research and product development, and selling, general and administrative costs as well as costs associated with consolidating and completing the integration into our business of Gemini Genomics, that we acquired in September 2001, and Axiom Biotechnologies, that we acquired in the third quarter of 2002.

We Have a Limited Operating History

We are a relatively new company and, for the most part, our technologies, particularly in the Pharmaceuticals segment, are still in the early stages of development. For the Genetic System segment, we have only recently begun to incorporate our technologies into commercial products. We need to make significant investments to ensure our products perform correctly and are cost-effective. In addition, we may need to obtain additional regulatory approvals to sell our products for future application in diagnostics and therapeutics. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

•	are accepted by the genomics, diagnostic, pharmaceutical or other marketplaces;

•	meet customers’ demands;

•	are protected from competition by others;

•	do not infringe the intellectual property rights of others;

•	can be manufactured in sufficient quantities or at a reasonable cost; or

•	can be marketed successfully.

Our Operating Results May Fluctuate Significantly

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products and services;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the pricing of our products and services;

•	the timing of any new product or service offerings and demand and acceptance by customers;

•	changes in the research and development budgets of our customers and partners;

•	our progress with research and development, particularly in our SEQUENOM Pharmaceuticals segment;

•	the introduction of new products and services by our competitors;

•	changes in the regulatory environment affecting health care and healthcare providers;

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, supply contracts, or any other types of obligations or rights;

•	our ability to enter into and maintain strategic collaborations;

•	our ability to identify candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	our ability to conduct preclinical studies and clinical trials of any potential therapeutic, diagnostic or other products and obtain regulatory approval of any potential products;

•	the cost and timing of our adoption of new technologies;

•	the cost, quality and availability of oligonucleotides, tissue samples, reagents and related components and technologies; and

•	the cost of integrating and consolidating the operations of Gemini Genomics and Axiom Biotechnologies into our business.

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

A Reduction in Revenues from Sales of MassARRAY Products Would Harm Our Business

A decline in the demand for MassARRAY Systems and consumables would reduce our total revenues and harm our business. We expect that sales of the MassARRAY system and consumables will account for a substantial portion of our total revenues for the foreseeable future. The following factors, among others, may reduce the demand for MassARRAY products:

•	competition from other products;

•	failure of SNPs to demonstrate medical relevance;

•	changes in fiscal policies and the economy which may impact customer decision making;

•	negative publicity or evaluation; or

•	intellectual property claims or litigation.

A Reduction in Revenues from Service Contracts and Collaborations Would Harm Our Business

A decline in the demand for our genetic services or a reduction in the level of such services performed on behalf of collaborators would reduce our total revenues and harm our business. We expect that revenue from service contracts will account for a substantial portion of our total revenues for the foreseeable future, although in the short term we have no substantial genetic services contracts in place. The following factors, among others, may reduce the demand for our services:

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

We May Need Additional Capital in the Future to Support Our Growth

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the level of our success in selling our MassARRAY systems, consumables, assays and services;

•	the level of our sales and marketing expenses;

•	the extent to which we enter into licensing arrangements, collaborations or joint ventures;

•	our progress with research and development, particularly in our SEQUENOM Pharmaceuticals segment;

•	our ability to introduce and sell new products and services;

•	the costs and timing of obtaining new patent rights;

•	the extent to which we acquire technologies or companies;

•	our success in consolidating and integrating Gemini Genomics, its subsidiaries, and Axiom Biotechnologies into our business;

•	regulatory changes and competition and technological developments in the market; and

•	the level of our expenses associated with litigation.

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

We May Not Be Able to Successfully Adapt Our Products for Commercial Applications

A number of potential applications of our MassARRAY technology will require significant enhancements in our core technology. If we are unable to complete the development, introduction or scale-up of the manufacturing of any product or genotyping facility, or if any of our products or new applications do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. In addition, we may fail to sustain the market acceptance of our already established products, such as our MassARRAY systems as well as new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges, successfully introduce our newly developed products, applications and services into the marketplace.

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

We May Not Successfully Integrate Gemini Genomics, Axiom Biotechnologies, and any Other Future Acquisitions

In September 2001 we completed our acquisition of Gemini Genomics and in the third quarter of 2002 we completed the acquisition of Axiom Biotechnologies. In the future, we may acquire additional companies or technologies, or enter into other strategic transactions. Managing these acquisitions and any future acquisition will entail numerous operational and financial risks, including:

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

The Rights We Rely Upon to Protect the Intellectual Property Underlying Our Products May Not Be Adequate, Which Could Enable Third Parties to Use Our Technology and Would Reduce Our Ability to Compete in The Market

We require our employees, consultants, advisors and collaborators to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, advisors or collaborators have prior employment or consulting relationships. Further, others may gain access to our trade secrets or independently develop substantially equivalent proprietary information and techniques.

If We Do Not Effectively Manage Our Growth or Other Changes in Our Business, It Could Affect Our Ability to Pursue Opportunities and Expand Our Business

Growth in our business has placed, and may continue to place, a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our technical, accounting, marketing, sales and research departments. If we fail to effectively manage our growth and address the above concerns, it could affect our ability to pursue business opportunities and expand our business. Similarly, we have restructured our business into our SEQUENOM Pharmaceuticals and SEQUENOM Genetic Systems business segments and face additional challenges in effectively managing these business segments. We may continue to restructure our business and business segments which may put additional strain on management and our technical, research, accounting, sales and other departments.

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

If Our Production and Laboratory Facilities are Damaged, We Could Experience Lost Revenue and Our Business Would Be Seriously Harmed

Our only production facility is located in San Diego, California. We have laboratories located in California and Canada. Damage to our facilities due to fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms, or at all.

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

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, the Nasdaq National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. During October, 2002, the closing price of our common stock fell to a low of approximately $1.31 per share. If the closing bid price of our common stock falls below $1.00 per share for thirty consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the stock were delisted, the ability of our shareholders to sell their common stock would be negatively impacted. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company as is the present case today. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could seriously harm our business, financial condition and results of operation.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investments

The primary objective of our investment management activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound (“GBP”), the Euro (“EUR”) and the Canadian dollar (“CAN”). The subsidiaries accounts are translated from the relevant functional currency to the US dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the US dollar. We have significant exposure to exchange rate effects following our September 2001 acquisition of Gemini Genomics as substantially all of Gemini’s cash is denominated in U.S. dollars, leading to potential exchange gain and losses if the GBP and US dollar exchange rate changes significantly. A strengthening of the British pound against the U.S. dollar could result in a material increase in our comprehensive losses for any given financial period. We have made net comprehensive foreign currency losses in the nine months ended September 30, 2002, but you should not view this loss as an indicator of future financial performance in this area. Based on our monetary assets and liabilities that are not denominated in the functional currency used by us or our subsidiary or affiliate having the asset or liability at September 30, 2002, a movement of 10% in the US dollar to Great British pound exchange rate would create an unrealized gain or loss of approximately $2.2 million.

Item 4.    Controls and Procedures

The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report (the “Evaluation Date”). Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in the Company’s internal controls since the Evaluation Date. The Company is not aware of any significant change in any other factors that could significantly affect its internal controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In November, 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings, or IPOs, of their common stock in the late 1990s and early 2000 (the “In re IPO Securities Litigation”). In the complaint, the plaintiff alleges that the Company, certain of its officers and directors, and its IPO underwriters violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiff seeks unspecified monetary damages and other relief. In April 2002, the plaintiffs filed an amended complaint against the Company and some of our officers and directors. The Company has not been required to answer to either complaint, and no discovery has been served on the Company. In July 2002, the issuers, directors and officers named as defendants in the In re IPO Securities Litigation cases (including the Company and some of our officers and directors) filed a motion to dismiss all such cases for failure to state a claim against the issuers, directors or officers. The District Court heard oral argument on the motion on November 1, 2002. Also, on October 8, 2002, the claims against the named officers and directors were dismissed without prejudice pursuant to a stipulation providing for a tolling of the statute of limitations against those defendants. We deny all material allegations and intend to defend the action vigorously.

Item 2.    Changes in Securities and Use of Proceeds

On August 30, 2002, in connection with the Company’s acquisition of all of the outstanding capital stock of Axiom Biotechnologies, Inc., the Company issued 1,700,000 shares of Company common stock to the former shareholders of Axiom Biotechnologies. 400,000 of the 1,700,000 shares issued by the Company in connection with the Axiom Biotechnologies transaction have been placed in escrow and may be released from escrow on or about August 30, 2003, subject to reduction to satisfy certain indemnification obligations of Axiom Biotechnologies to the Company. Each of the individuals and entities that received common stock of the Company in connection with the Axiom Biotechnologies transaction was, alone or with a purchaser representative, an “accredited investor” within the meaning of Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On January 31, 2000, our Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million, resulting in net offering proceeds to us of approximately $144.1 million. No payments or expenses were paid to our directors, officers or affiliates or 10% owners of any class of our equity securities. Of the net offering proceeds, through September 30, 2002, approximately $7.0 million has been used to payoff long-term and other debt, approximately $29.3 million to purchase equipment or make leasehold improvements, approximately $12.4 million related to our acquisition of Gemini Genomics, and approximately $83.4 million for general corporate purposes, including hiring additional personnel, expansion of facilities, development and manufacturing of products, and expenses for filing and prosecuting patent applications. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Item 5.    Other information

This report when filed with the SEC was accompanied by written statements by Antonius Schuh, our Chief Executive Officer, and Stephen Zaniboni, our Chief Financial Officer, as required by Section 906 of the Sarbannes-Oxley Act of 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

No exhibits were filed during the quarter ended September 30, 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	SEQUENOM, INC.

	By:	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Antonius Schuh, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sequenom Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ ANTONIUS SCHUH
Antonius Schuh, Chief Executive Officer

I, Stephen L. Zaniboni, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sequenom Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni Chief Financial Officer