Form 10-Q/A
period 2002-06-30
SEQUENOM INC
filed 2003-03-10
CIK 1076481

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

SEQUENOM, INC.

INTRODUCTORY NOTE

We issued a press release on January 31, 2003, announcing our intention to restate our financial statements for the three months and six months ended June 30, 2002 and the nine months ended September 30, 2002. The condensed consolidated financial statements and Item 1 in Part I of this Form 10-Q/A (Amendment No. 1) for the three and six months ended June 30, 2002 have been amended to give effect to the restatement discussed in Note 2 to the condensed consolidated financial statements.

This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

3

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share information)

	June 30, 2002	December 31, 2001
	(Unaudited) (Restated)
Assets
Current assets:
Cash and cash equivalents	$34,974	$71,686
Short-term investments, available-for-sale	75,497	67,322
Restricted cash and investments	3,681	4,127
Accounts receivable, net	4,411	9,995
Inventories, net	8,456	8,051
Other current assets and prepaid expenses	5,006	4,134

Total current assets	132,025	165,315
Equipment and leasehold improvements, net	23,202	25,099
Intangible assets, net	18,399	19,416
Goodwill	24,618	141,565
Other assets	4,139	4,986

Total assets	$202,383	$356,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,992	$21,464
Accrued acquisition and integration costs	8,436	6,519
Deferred revenue	1,293	6,625
Current portion of long-term bank debt	958	1,250
Current portion of capital lease obligations	810	1,059

Total current liabilities	27,489	36,917
Deferred revenue, less current portion	1,100	1,800
Capital lease obligations, less current portion	817	1,092
Long-term debt, less current portion	1,597	1,750
Long-term deferred tax liability	5,565	6,220
Stockholders’ equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 37,547,757 and 37,367,228 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	38	37
Additional paid-in capital	448,422	447,756
Deferred compensation related to stock options	(342)	(605)
Accumulated other comprehensive (expense) income	(380)	437
Accumulated deficit	(281,923)	(139,023)

Total stockholders’ equity	165,815	308,602

Total liabilities and stockholders’ equity	$202,383	$356,381

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
	(Restated)		(Restated)
Revenues:
Product related	$4,233	$5,007	$11,006	$8,717
Services	3,384	2,311	5,170	3,782
Research and development grants	78	36	119	103

Total revenues	7,695	7,354	16,295	12,602

Costs and expenses:
Cost of product and service revenue	4,316	5,045	9,108	9,198
Research and development	8,139	6,814	16,208	12,104
Selling, general and administrative	7,212	5,509	14,251	10,035
Integration costs	3,000	—	3,000	—
Amortization of acquired intangibles	936	—	1,871	—
Amortization of deferred stock compensation	119	250	264	541

Total costs and expenses	23,722	17,618	44,702	31,878

Loss from operations	(16,027)	(10,264)	(28,407)	(19,276)
Net interest income	1,087	1,564	2,115	3,579
Other (expense) income, net	(389)	9	(316)	(24)

Net loss before income taxes and cumulative effect of accounting change	(15,329)	(8,691)	(26,608)	(15,721)
Deferred income tax benefit	327	—	654	—

Net loss before cumulative effect of accounting change	(15,002)	(8,691)	(25,954)	(15,721)
Cumulative effect of accounting change	—	—	(116,947)	—

Net loss	$(15,002)	$(8,691)	$(142,901)	$(15,721)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.40)	$(0.36)	$(0.69)	$(0.65)
Cumulative effect of accounting change	—	—	$(3.12)	—

Net loss per share, basic and diluted	$(0.40)	$(0.36)	$(3.81)	$(0.65)

Weighted average shares outstanding, basic and diluted	37,526,627	24,356,766	37,491,696	24,347,069

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2002	2001
	(Unaudited)
	(Restated)
Operating activities
Net loss	$(142,901)	$(15,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	116,947	—
Other non-cash items	3,954	3,728
Changes in operating assets and liabilities:
Inventories	(288)	(2,237)
Accounts receivable	5,736	(3,061)
Other current assets	(813)	4,394
Other assets	2,977	(2,787)
Accounts payable and accrued expenses	(6,389)	128
Deferred revenue	(6,023)	—
Other liabilities	3,390	—

Net cash used in operating activities	(23,410)	(15,556)

Investing activities
Purchase of equipment and leasehold improvements	(2,312)	(9,224)
Net change in restricted cash	511	—
Net change in marketable investment securities	(10,393)	(21,832)
Investment in investee	(1,000)	—

Net cash used in investing activities	(13,194)	(31,056)

Financing activities
Net payments on capital lease obligations	(524)	373
Repayment of long-term debt	(444)	—
Proceeds from exercise of stock options and ESPP purchases	647	274

Net cash (used)/provided by financing activities	(321)	647

Net decrease in cash and cash equivalents	(36,925)	(45,965)
Effect of exchange rate changes on cash and cash equivalents	213	(177)
Cash and cash equivalents at beginning of period	71,686	70,046

Cash and cash equivalents at end of period	$34,974	$23,904

Supplemental disclosure of cash flow information:
Interest paid	$123	$124

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

(2)  Restatement

Our restatement is the result of a determination that our previously filed financial statements incorrectly recorded revenue related to the delivery of four systems to one customer in the second quarter of 2002.

This error was noted during the preparation of our 2002 full year financial results, when we learned that the customer claimed a right to return the systems based on an addendum to its agreement with us. Following a review of the entire agreement (including the addendum), we determined that revenue should not have been recognized on the systems sale in the second quarter.

The dollar value of this shipment was $1.5 million. We determined that it was appropriate to restate our financial results for the three and six months ended June 30, 2002.

As a result of the adjustments described above, the impact on the Consolidated Balance Sheet and Consolidated Statement of Operations is as follows (in thousands except per share amounts):

Consolidated Balance Sheet:

	June 30, 2002
	As Previously Reported	As Restated
Accounts receivable, net	$5,905	$4,411
Inventories, net	7,507	8,456
Total current assets	132,570	132,025
Total assets	202,928	202,383
Accounts payable and accrued expenses	16,022	15,992
Total current liabilities	27,519	27,489
Accumulated deficit	(281,408)	(281,923)
Total Stockholder’s equity	166,330	165,815
Total liabilities and stockholders’ equity	$202,928	$202,383

7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Operations:

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues-product related	$5,727	$4,233	$12,500	$11,006
Total revenues	9,189	7,695	17,789	16,295
Cost of product and service revenue	5,265	4,316	10,057	9,108
Total cost and expenses	24,701	23,722	45,681	44,702
Net loss	(14,487)	(15,002)	(142,386)	(142,901)
Net loss per share, basic and diluted	$(0.39)	$(0.40)	$(3.80)	$(3.81)

(3)  Segment Information

The Company reports its financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. Segment financial information for SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals prior to 2002 has not been provided as SEQUENOM then operated in one business segment, making it impracticable to do so.

Unaudited segment information for the three months and six months ended June 30, 2002 is as follows (Dollars in thousands, unaudited):

	Three months ended June 30, 2002			Six months ended June 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
Revenues from external customers	$7,604	$91	$7,695	$16,107	$188	$16,295
Loss from operations	$(6,609)	$(9,418)	$(16,027)	$(12,771)	$(15,636)	$(28,407)

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

(4)  Comprehensive Income (Loss)

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

6.1

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)  Net Loss Per Share

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

(6)  Cumulative Effect of Accounting Change

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

(7)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$3,448	$3,859
Work in process	62	61
Finished goods	4,946	4,131

Total	$8,456	$8,051

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Form 10-Q/A that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “goals,” “intentions,” “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Form 10-Q/A under the caption “Risks and Uncertainties.” We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

We are a genetics company with the tools, information and strategies for determining the impact of genes and genetic variations. Our business is organized into two segments:

•	SEQUENOM Genetic Systems. This segment includes the sales and support of our MassARRAY™ hardware, consumables and software product offerings, as well as the provision of genetic services. Our core technology components include the MassARRAY system for high performance analysis of genetic variation, and a broad portfolio of single nucleotide polymorphisms (SNP) assays. We commenced sales of our first product, the MassARRAY system, in January 2000. Through June 30, 2002, we have placed a total of 71 systems with leading companies and institutions. We have sold our products to genetics, pharmacogenetics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in the United States, Europe and Asia. Through June 30, 2002 our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY consumables used with the MassARRAY systems, the licensing of our proprietary software, including assay design software, and license fees from end-users. Our service revenues consist of genetic validation services, with revenue recognized as phases of projects are completed.

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

Since our inception, we have incurred significant losses. As of June 30, 2002, we had an accumulated deficit of $281.9 million. We expect to incur losses for the foreseeable future, and expect our expenses to increase, as we expand development and commercialization of new products, including information-based products and our SEQUENOM Pharmaceuticals business unit. The addition of subsidiaries based in foreign countries from the acquisition of Gemini Genomics, has resulted in an increase in operating costs. The operating expenses from these subsidiaries are included in our consolidated statement of operations from October 2001.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Business Segment Highlights for the three and six months ended June 30, 2002

	Three months ended June 30, 2002			Six months ended June 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
	($ in thousands) (unaudited)
Product sales	$4,221	$12	$4,233	$10,981	$25	$11,006
Validation services	3,383	1	3,384	5,126	44	5,170
Research and development grants	—	78	78	—	119	119

Total revenues	7,604	91	7,695	16,107	188	16,295
Cost of product and service revenue	4,309	7	4,316	9,095	13	9,108
Research and development	4,351	3,788	8,139	8,698	7,510	16,208
Selling, general and administrative	5,457	1,755	7,212	10,886	3,365	14,251
Integration costs	—	3,000	3,000	—	3,000	3,000
Amortization of intangibles	96	959	1,055	199	1,936	2,135

Total costs and expenses	14,213	9,509	23,722	28,878	15,824	44,702

Loss from operations	$(6,609)	$(9,418)	$(16,027)	$(12,771)	$(15,636)	$(28,407)

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

Revenues

Total revenues for the three month and six months ended June 30, 2002 were $7.7 million and $16.3 million, respectively, increasing from $7.4 million and $12.6 million, respectively for the same periods in 2001.

Product related revenues for the three and six months ended June 30, 2002 were $4.2 million and $11.0 million, respectively compared to $5.0 million and $8.7 million, respectively for the same periods in 2001. These product revenues were derived from the sale of MassARRAY systems, consumable kits containing our proprietary SpectroCHIP™ chips, licensing of our proprietary software and the license fees from end-users. We placed five of our MassARRAY systems during the quarter ended June 30, 2002, compared to nine systems in the same period of the prior year. We placed 16 systems in the six month period ended June 30, 2002 compared to 16 systems in the same period of the prior year. The increase in our installed system base from 38 at June 30, 2001 to 71 at June 30, 2002, resulted in an increase in our SpectroCHIP chip and proprietary software revenues.

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

Cost of Product and Service Revenue

Total cost of product and service revenue for the three months and six months ended June 30, 2002 were $4.3 million and $9.1 million, respectively, compared to $5.0 million and $9.2 million, respectively, for the same periods in 2001. Gross margin for the three and six months ended June 30, 2002 was 43% and 44%, respectively, compared to 31% and 26%, respectively, for the same periods of the prior year. Gross margins increased in the three and six month periods ended June 30, 2002 due to the increased margins from MassARRAY consumables and genetic services compared to the same periods in 2001.

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

Cash used in operations for the six months ended June 30, 2002 was $23.4 million compared with $15.6 million for the same period in 2001. The net loss of $142.9 million for the six months ended June 30, 2002 was partially offset by non-cash charges of $120.9 million, of which $116.9 million was related to the cumulative effect of accounting change upon the adoption of SFAS No. 142, $4.0 million of depreciation and amortization, approximately $328,000 from losses in our investee, approximately $263,000 related to stock-based compensation, offset by approximately $654,000 of deferred income tax benefit. Investing activities, other than the changes in our short-term investments and restricted cash, used $2.3 million in cash during the first six months of 2002 due to purchases of additional laboratory equipment associated with our high-throughput genotyping activities, and $1.0 million for our investment in Provid Pharmaceuticals, Inc., a product-oriented drug discovery company with expertise in small molecule therapeutics.

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

Restatement

In January 2003, we determined that we incorrectly recorded revenue related to a single sale of four high-throughput systems. As a result of correcting this accounting error, our product-related and total revenues for the three and six months ended June 30, 2002 were reduced by $1.5 million, from $9.2 million and $17.8 million to $7.7 million and $16.3 million, respectively. Note 2 to the condensed consolidated financial statements in Item 1 summarizes the significant effects of our restatement of the condensed consolidated financial statements for the three months and six months ended June 30, 2002 to reflect the corrections for this error.

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

20

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

21

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

The Sales Cycle For Our Products is Lengthy. We May Expend Substantial Funds and Management Effort With No Assurance of Successfully Selling Our Products or Services

Our sales cycle is typically lengthy. Our sales effort requires the effective demonstration of the benefits and differentiation of our products and services to and significant training of many different departments within a potential customer. These departments might include research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer which contributes to the length of our sales cycle. We may expend substantial funds and management effort with no assurance that we will successfully sell our products or services.

If Our Customers Are Unable to Adequately Prepare Samples As Required By Our MassARRAY System, the Overall Market Demand For Our Products May Decline

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

(b)  Approval of an amendment to SEQUENOM’s Bylaws to provide that the authorized number of directors will be set within a range of five to nine. 28,475,544 votes were cast for approval, 108,006 votes were cast against, 10,246 votes were abstained and there were no broker non-votes.

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

Dated: March 10, 2003	SEQUENOM, INC.

	By:	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Antonius Schuh, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Sequenom Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: March 10, 2003	/s/ ANTONIUS SCHUH
Antonius Schuh, Chief Executive Officer

I, Stephen L. Zaniboni, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Sequenom Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: March 10, 2003	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni Chief Financial Officer

CERTIFICATION

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted), Antonius Schuh, Chief Executive Officer of the registrant, hereby certifies that, to the best of his knowledge:

1.	This report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: March 10, 2003	/s/ ANTONIUS SCHUH

Antonius Schuh Chief Executive Officer

CERTIFICATION

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted), Stephen L. Zaniboni, Chief Financial Officer of the registrant, hereby certifies that, to the best of his knowledge:

1.	This report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: March 10, 2003	/s/ STEPHEN L. ZANIBONI

Stephen L. Zaniboni Chief Financial Officer

34