Form 10-Q/A
period 2002-09-30
SEQUENOM INC
filed 2003-03-10
CIK 1076481

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

SEQUENOM, INC.

INTRODUCTORY NOTE

We issued a press release on January 31, 2003, announcing our intention to restate our financial statements for the three months and six months ended June 30, 2002 and the nine months ended September 30, 2002. The condensed consolidated financial statements and Item 1 in Part I of this Form 10-Q/A (Amendment No. 1) for the nine months ended September 30, 2002 have been amended to give effect to the restatement discussed in Note 2 to the condensed consolidated financial statements.

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
	(Unaudited)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$30,224	$71,686
Short-term investments, available-for-sale	65,427	67,322
Restricted cash and investments	10,504	4,127
Accounts receivable, net	6,630	9,995
Inventories, net	7,792	8,051
Other current assets and prepaid expenses	3,694	4,134

Total current assets	124,271	165,315
Equipment and leasehold improvements, net	21,859	25,099
Intangible assets, net	18,482	19,416
Goodwill	25,010	141,565
Other assets	4,865	4,986

Total assets	$194,487	$356,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,336	$21,464
Accrued acquisition and integration costs	6,507	6,519
Deferred revenue	1,711	6,625
Current portion of long-term bank debt	3,211	1,250
Current portion of capital lease obligations	706	1,059

Total current liabilities	28,471	36,917
Deferred revenue, less current portion	917	1,800
Capital lease obligations, less current portion	724	1,092
Long-term debt, less current portion	6,154	1,750
Long-term deferred tax liability	5,238	6,220
Stockholders’ equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 39,396,959 and 37,367,228 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	39	37
Additional paid-in capital	452,730	447,756
Deferred compensation related to stock options	(247)	(605)
Accumulated other comprehensive (expense) income	(623)	437
Accumulated deficit	(298,916)	(139,023)

Total stockholders’ equity	152,983	308,602

Total liabilities and stockholders’ equity	$194,487	$356,381

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share and share information)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
			(Restated)
Revenues:
Product related	$6,554	$6,239	$17,560	$14,956
Services	275	2,485	5,445	6,267
Research and development grants	65	80	184	183

Total revenues	6,894	8,804	23,189	21,406

Costs and expenses:
Cost of product and service revenue	4,102	5,361	13,210	14,559
Research and development	9,157	8,537	25,365	20,641
Selling, general and administrative	6,783	5,642	21,034	15,677
In-process research & development	3,668	24,920	3,668	24,920
Integration costs	—	—	3,000	—
Amortization of acquired intangibles	944	—	2,815	—
Amortization of deferred stock compensation	95	215	359	756

Total costs and expenses	24,749	44,675	69,451	76,553

Loss from operations	(17,855)	(35,871)	(46,262)	(55,147)
Net interest income	921	1,386	3,036	4,965
Other (expense) income, net	(386)	52	(702)	28

Net loss before income taxes and cumulative effect of accounting change	(17,320)	(34,433)	(43,928)	(50,154)
Deferred income tax benefit	328	—	982	—

Net loss before cumulative effect of accounting change	(16,992)	(34,433)	(42,946)	(50,154)
Cumulative effect of accounting change	—	—	(116,947)	—

Net loss	$(16,992)	$(34,433)	$(159,893)	$(50,154)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.45)	$(1.37)	$(1.14)	$(2.04)
Cumulative effect of accounting change	—	—	$(3.10)	—

Net loss per share, basic and diluted	$(0.45)	$(1.37)	$(4.24)	$(2.04)

Weighted average shares outstanding, basic and diluted	38,197,440	25,098,290	37,729,529	24,600,228

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended September 30,
	2002	2001
	(Unaudited)
	(Restated)
Operating activities
Net loss	$(159,893)	$(50,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	116,947	—
In-process research and development	3,668	24,920
Other non-cash items	8,013	5,002
Changes in operating assets and liabilities:
Inventories	373	(3,311)
Accounts receivable	3,509	(7,288)
Other current assets	595	(1,134)
Other assets	2,000	(1,749)
Accounts payable and accrued expenses	(9,632)	8,679
Deferred revenue	(5,867)	(2,628)
Other liabilities	3,493	—

Net cash used in operating activities	(36,794)	(27,663)

Investing activities
Purchase of equipment and leasehold improvements	(3,458)	(12,886)
Net change in restricted cash	(6,360)	—
Net change in marketable investment securities	27	(17,477)
Cash received from purchase acquisition	547	61,350
Investment in investee	(1,000)	—

Net cash (used)/provided in investing activities	(10,244)	30,987

Financing activities
Net payments on capital lease obligations	(815)	137
Net proceeds of long-term debt	5,821	—
Proceeds from exercise of stock options and ESPP purchases	999	557

Net cash provided by financing activities	6,005	694

Net (decrease)/increase in cash and cash equivalents	(41,033)	4,018
Effect of exchange rate changes on cash and cash equivalents	(429)	(222)
Cash and cash equivalents at beginning of period	71,686	70,046

Cash and cash equivalents at end of period	$30,224	$73,842

Supplemental schedule of financing activities:
Fair value of net assets acquired net of cash	$4,072	$179,450

Supplemental disclosure of cash flow information:
Interest paid	$123	$187

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

The dollar value of this shipment was $1.5 million. We determined that it was appropriate to restate our financial results for the nine months ended September 30, 2002.

As a result of the adjustments described above, the impact on the Consolidated Balance Sheet and Consolidated Statement of Operations is as follows (in thousands except per share amounts):

Consolidated Balance Sheet:

	September 30, 2002
	As Previously Reported	As Restated
Accounts receivable, net	$8,124	$6,630
Inventories, net	6,843	7,792
Total current assets	124,816	124,271
Total assets	195,032	194,487
Accounts payable and accrued expenses	16,366	16,336
Total current liabilities	28,501	28,471
Accumulated deficit	(298,401)	(298,916)
Total stockholders’ equity	153,498	152,983
Total liabilities and stockholders’ equity	$195,032	$194,487

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Operations:

	Nine Months Ended September 30, 2002
	As Previously Reported	As Restated
Revenues—product related	$19,054	$17,560
Total revenues	24,683	23,189
Cost of product and service revenue	14,159	13,210
Total costs and expenses	70,430	69,451
Net loss	(159,378)	(159,893)
Net loss per share, basic and diluted	$(4.22)	$(4.24)

(3)  Segment information

The Company reports its financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. Segment financial information for SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals prior to 2002 has not been provided as SEQUENOM then operated in one business segment, making it impracticable to do so.

Unaudited segment information for the three months and nine months ended September 30, 2002 is as follows (Dollars in thousands, unaudited):

	Three months ended September 30, 2002			Nine months ended September 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
Revenues from external customers	$6,815	$79	$6,894	$22,922	$267	$23,189
Loss from operations	$(6,397)	$(11,458)	$(17,855)	$(19,168)	$(27,094)	$(46,262)

The SEQUENOM Pharmaceuticals segment loss from its operations in the three and nine months ended September 30, 2002 includes a $3.7 million in-process research and development charge arising from the acquisition of Axiom Biotechnologies, Inc., in the third quarter of 2002, and in the nine months ending September 30, 2002 includes a $3.0 million integration charge for the closure of the Swedish operations at our Uppsala facility in the second quarter of 2002. We acquired this facility as part of Gemini Genomics plc in September 2001.

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

(4)  Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No.130, the accumulated balance of other comprehensive income (loss) is disclosed as a

8

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(6)  Cumulative Effect of Accounting Change.

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

(7)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$2,882	$3,859
Work in process	75	61
Finished goods	4,835	4,131

Total	$7,792	$8,051

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)  Business combination

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

(9)  New Accounting Pronouncements

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

•	SEQUENOM Genetic Systems. This segment includes the sales and support of our MassARRAY hardware, consumables and software product offerings, research and development toward expanding applications of the MassARRAY platform, and the provision of genetic services. Our core technology components include the MassARRAY system for high-performance DNA analysis, and a broad portfolio of single nucleotide polymorphisms (SNP) assays. We commenced sales of our first MassARRAY system in January 2000. Through September 30, 2002, we have placed a total of 80 systems with leading companies and institutions. We have sold our products to genetics, pharmacogenetics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in North America, Europe and Asia. Through September 30, 2002 our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY consumables used with the MassARRAY systems, the licensing of proprietary software, and license fees from end-users. Our service revenues consist of genetic validation services, with revenue recognized as phases of projects are completed.

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

Since our inception, we have incurred significant losses. As of September 30, 2002, we had an accumulated deficit of $298.9 million. We expect to incur losses for the foreseeable future, and expect our expenses to increase, as we expand development and commercialization of new products, information-based intellectual property and products from our SEQUENOM Pharmaceuticals business unit. The addition of subsidiaries based in foreign countries from the acquisition of Gemini Genomics has resulted in an increase in operating costs. The operating expenses from these subsidiaries are included in our consolidated statement of operations from October 2001.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Business Segment Highlights for the three and nine months ended September 30, 2002

	Three months ended September 30, 2002			Nine months ended September 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
	($ in thousands) (unaudited)
Product sales	$6,540	$14	$6,554	$17,521	$39	$17,560
Validation services	275	—	275	5,401	44	5,445
Research and development grants	—	65	65	—	184	184

Total revenues	6,815	79	6,894	22,922	267	23,189
Cost of product and service revenue	4,095	7	4,102	13,190	20	13,210
Research and development	3,791	5,366	9,157	12,489	12,876	25,365
Selling, general and administrative	5,237	1,546	6,783	16,123	4,911	21,034
In-process research and development	—	3,668	3,668	—	3,668	3,668
Integration costs	—	—	—	—	3,000	3,000
Amortization of intangibles	89	950	1,039	288	2,886	3,174

Total costs and expenses	13,212	11,537	24,749	42,090	27,361	69,451

Loss from operations	$(6,397)	$(11,458)	$(17,855)	$(19,168)	$(27,094)	$(46,262)

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

Revenues

Total revenues for the three months and nine months ended September 30, 2002 were $6.9 million and $23.2 million, respectively, decreasing $1.9 million from $8.8 million in the three month period ended September 30, 2001 and increasing $1.8 million from $21.4 million in the nine month period ended September 30, 2001.

Product related revenues for the three and nine months ended September 30, 2002 increased to $6.6 million and $17.6 million respectively, from $6.2 million and $15.0 million, respectively for the same periods in 2001. These product revenues were derived from the sale of MassARRAY systems, consumables including our proprietary SpectroCHIPTM chips, licensing of our proprietary software and license fees from end-users. The increase in our installed system base from 48 at September 30, 2001 to 80 at September 30, 2002, resulted in an increase in our SpectroCHIP chip and proprietary software revenues.

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

Cost of Product and Service Revenue

Total cost of product and service revenues for the three months and nine months ended September 30, 2002 were $4.1 million and $13.2 million, respectively, compared to $5.4 million and $14.6 million, respectively, for the same periods in 2001. Gross margin for the three and nine months ended September 30, 2002 was 40% and 43%, respectively, compared to 39% and 31%, respectively, for the same periods of the prior year. Gross margins increased in the three and nine month periods ended September 30, 2002 due to the increased volumes and margins from MassARRAY consumables compared to the same periods in 2001.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2002 increased to $9.2 million and $25.4 million, respectively, from $8.5 million and $20.6 million, respectively, in the same period in the prior year. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to our disease gene discovery programs, improvements to our existing products and validation of products under development. The $0.7 million and $4.8 million increases from the three and nine month periods ending September 30, 2001 to 2002 resulted primarily from an increase in personnel to support our expanded research and development activities in the disease gene discovery programs, as well as our acquisition of Gemini Genomics in the third quarter of 2001, whose research and development expenses we consolidated with ours beginning in the fourth quarter of 2001 and our acquisition of Axiom Biotechnologies, whose research and development expenses we consolidated with ours beginning on September 1, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2002 increased to $6.8 million and $21.0 million, respectively, from $5.6 million and $15.7 million, respectively, in the same periods in the prior year. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related function’s expenses. The $1.2 million and $5.3 million three and nine month increases from 2001 to 2002 resulted primarily from additional business development and customer support activities and expenses associated with filing patent applications on our intellectual property and expenses to support Gemini Genomics’ activities following our acquisition in September 2001.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics in 2001 and Axiom Biotechnologies in 2002, we have acquired approximately $19.1 million of intangible assets, including clinical data collections, cell lines, and intellectual property. These intangible assets will be amortized over three to five years and are allocated to the SEQUENOM Pharmaceuticals segment. The amortization expense in the three and nine month periods ending September 30, 2002 was approximately $944,000 and $2.8 million, respectively. No charge was made in the three and nine month periods ending September 30, 2001 as amortization of intangibles we acquired in the Gemini Genomics transaction did not commence until the fourth quarter of 2001 and the Axiom Biotechnologies acquisition did not take place until the third quarter of 2002.

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

Cash used in operations for the nine months ended September 30, 2002 was $36.8 million compared with $27.7 million for the same period in 2001. The net loss of $159.9 million for the nine months ended September 30, 2002 was partially offset by non-cash charges of $128.6 million, of which $116.9 million was related to the cumulative effect of accounting change upon the adoption of SFAS No. 142, $3.7 million of in process research and development relating to the Axiom Biotechnologies acquisition, $7.9 million of depreciation and amortization and loss on disposal of fixed assets, approximately $609,000 from losses in our investee, Provid Pharmaceuticals, Inc. (Provid), a product-oriented drug discovery company with expertise in small molecule therapeutics, and approximately $379,000 related to stock based compensation, offset by approximately $982,000 of deferred income tax benefit. Investing activities, other than the changes in our short-term investments and restricted cash, used $3.9 million in cash during the first nine months of 2002 due to purchases of additional laboratory equipment associated with our high-throughput genotyping activities, and $1.0 million for our investment in Provid, offset by cash we received from our acquisition of Axiom of approximately $547,000.

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

Restatement

In January 2003, we determined that we incorrectly recorded revenue related to a single sale of four high-throughput systems. As a result of correcting this error, our product-related and total revenues for the nine months ended September 30, 2002 were reduced by $1.5 million, from $19.1 million to $17.6 million. Note 2 to the condensed consolidated financial statements in Item 1 summarizes the significant effects of our restatement of the condensed consolidated financial statements for the nine months ended September 30, 2002 to reflect the corrections for this error.

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
Stephen L. Zaniboni Chief Financial Officer

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350, as adopted), Antonius Schuh, Chief Executive Officer of Sequenom, Inc., a Delaware corporation (the “Company”), hereby certifies that, to the best of his knowledge:

1.	The Company’s Quarterly Report on Form 10-Q/A for the period ending September 30, 2002 (the “Periodic Report”) fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934.
2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 10, 2003	/s/ ANTONIUS SCHUH
Antonius Schuh Chief Executive Officer

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C § 1350, as adopted), Stephen L. Zaniboni, Chief Financial Officer of Sequenom Inc., a Delaware corporation (the “Company”), hereby certifies that, to the best of his knowledge:

1,	The Company’s Quarterly Report on Form 10-Q/A for the period ending September 30, 2002 (the “Periodic Report”) fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934.
2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 10, 2003	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni Chief Financial Officer