Form 10-Q
period 2003-03-31
SEQUENOM INC
filed 2003-05-15
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2003 was 39,448,382.

SEQUENOM, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	March 31 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,014	$32,052
Short-term investments, available-for-sale	44,490	57,570
Restricted cash and investments	6,710	5,977
Accounts receivable, net	7,113	7,714
Inventories, net	11,778	7,710
Other current assets and prepaid expenses	3,717	3,320

Total current assets	106,822	114,343
Equipment and leasehold improvements, net	14,965	15,926
Intangible assets, net	13,624	14,590
Restricted cash and investments	7,692	6,951
Other assets	798	798

Total assets	$143,901	$152,608

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,806	$8,345
Accrued expenses	7,999	7,940
Accrued acquisition and integration costs	1,847	3,926
Deferred revenue	2,999	3,107
Current portion of long-term bank debt	5,696	4,942
Current portion of capital lease obligations	540	713

Total current liabilities	28,887	28,973
Deferred revenue, less current portion	566	733
Capital lease obligations, less current portion	374	508
Long-term debt, less current portion	9,694	9,234
Long-term deferred tax liability	4,583	4,911
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 39,448,526 and 39,395,262 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	39	39
Additional paid-in capital	452,797	452,725
Deferred compensation related to stock options	(130)	(187)
Accumulated other comprehensive income	353	389
Accumulated deficit	(353,262)	(344,717)

Total stockholders’ equity	99,797	108,249

Total liabilities and stockholders’ equity	$143,901	$152,608

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share and share information)

	Three months ended March 31,
	2003	2002
	(Unaudited)
Revenues:
Product related	$6,595	$6,773
Services	583	1,786
Research	265	41

Total revenues	7,443	8,600

Costs and expenses:
Cost of product and service revenue	3,966	4,792
Research and development	5,882	8,069
Selling, general and administrative	5,949	7,039
Amortization of acquired intangibles	859	935
Amortization of deferred stock compensation	58	145

Total costs and expenses	16,714	20,980

Loss from operations	(9,271)	(12,380)
Net interest income	407	1,028
Other (expense) income, net	(8)	73

Net loss before income taxes and cumulative effect of accounting change	(8,872)	(11,279)
Deferred income tax benefit	327	327

Net loss before cumulative effect of accounting change	(8,545)	(10,952)
Cumulative effect of accounting change	—	(116,947)

Net loss	$(8,545)	$(127,899)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.22)	$(0.29)
Cumulative effect of accounting change	—	$(3.12)

Net loss per share, basic and diluted	$(0.22)	$(3.41)

Weighted average shares outstanding, basic and diluted	39,430,807	37,456,377

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended March 31,
	2003	2002
	(Unaudited)
Operating activities
Net loss	$(8,545)	$(127,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	116,947
Other non-cash items	2,907	1,210
Deferred income tax benefit	(327)	(327)
Changes in operating assets and liabilities:
Inventories	(4,045)	981
Accounts receivable	701	1,461
Other current assets	(397)	(1,516)
Other assets	1	2,585
Accounts payable and accrued expenses	(1,291)	(8,021)
Deferred revenue	(257)	(2,766)
Other liabilities	647	2,942

Net cash used in operating activities	(10,606)	(14,403)

Investing activities
Purchase of equipment and leasehold improvements	(904)	(1,949)
Net change in restricted cash	(1,495)	114
Net change in marketable investment securities	13,166	(35,476)

Net cash provided/(used) in investing activities	10,767	(37,311)

Financing activities
Net payments on capital lease obligations	(307)	(250)
Net proceeds of long-term debt	1,214	(125)
Proceeds from exercise of stock options and ESPP purchases	72	448

Net cash provided by financing activities	979	73

Net increase/(decrease) in cash and cash equivalents	1,140	(51,641)
Effect of exchange rate changes on cash and cash equivalents	(178)	218
Cash and cash equivalents at beginning of period	32,052	71,686

Cash and cash equivalents at end of period	$33,014	$20,263

Supplemental disclosure of cash flow information:
Interest paid	$181	$82

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of SEQUENOM, Inc. (“SEQUENOM” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts in the December 31, 2002 balance sheet have been reclassified to conform with current year presentation.

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in SEQUENOM’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (“SEC”).

(2)  Segment information

The Company reports its financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. Segment financial information for the three months ended March 31, 2002 has been reclassified between the segments to reflect changes to managements’ view of the business segment allocation. Genetic service revenue of approximately $1,743,000 and associated cost of product and service revenue of approximately $1,385,000 allocated to SEQUENOM Genetic Systems in 2002 have been reallocated to SEQUENOM Pharmaceuticals to conform with current year presentation in the segmental information provided below.

Segment information for the three months ended March 31, 2003 and 2002 is as follows (Dollars in thousands, unaudited):

	Three months ended March 31, 2003			Three months ended March 31, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
Revenues from external customers	$6,530	$913	$7,443	$6,760	$1,840	$8,600
Loss from operations	$(3,424)	$(5,847)	$(9,271)	$(6,520)	$(5,860)	$(12,380)

The Company has no intersegment revenues. Corporate costs are allocated to segments based on each segment’s estimated portion of total operational expenses. The Company does not currently segregate assets by segment because a significant portion of the Company’s total assets are cash, cash equivalents, and marketable securities which the Company does not assign to its two operating segments.

(3)  Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate component of stockholders’ equity. Other comprehensive loss for the three month periods ended March 31, 2003 and 2002 was a loss of approximately $36,000 and of $1.0 million, respectively.

(4)  Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including shares held in escrow relating to the acquisition of Axiom Biotechnologies, Inc. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

(5)  Stock-Based Compensation

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

If compensation cost for stock-based awards had been determined consistent with the fair value method prescribed in SFAS No. 123, the Company’s net loss would have been the following pro forma amounts:

	Three months ended March 31,
	2003	2002
	(Dollars in thousands, except per share information)
Net loss as reported	$(8,545)	$(127,899)
Total stock-based employee compensation determined under fair value based method for all awards	$(1,655)	$(499)
Pro forma net loss	$(10,200)	$(128,398)
Pro forma net loss per share, basic and diluted	$(0.26)	$(3.43)
Net loss per share, basic and diluted, as reported	$(0.22)	$(3.41)

The fair value of stock-based awards was estimated at the date of grant as follows:

	Three months ended March 31,
	2003	2002
Model	Black-Scholes	Black-Scholes
Risk free interest rates	3.8%	4%
Expected volatility	100%	99%
Dividend yield	0%	0%
Weighted average life	4	4

Options or stock awards issued to non-employees are recorded at their fair value and periodically remeasured as determined in accordance with SFAS No. 123 and EITF 96-18 “Accounting for Equity Instruments with Variable Terms that are Issued For Consideration other than Employee Services Under SFAS No. 123,” and recognized over the related service period of the non-employee.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)  Cumulative Effect of Accounting Change

In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets deemed to have an indefinite useful life no longer be amortized but be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising on the acquisition of Gemini Genomics plc in September 2001 was recognized during 2001 in accordance with the transition arrangements in  SFAS No. 142. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology. All goodwill was attributable to the SEQUENOM Pharmaceutical segment and the charge relates entirely to that segment.

The SFAS No. 142 goodwill impairment charge was associated solely with goodwill resulting from the acquisition of Gemini Genomics plc. The amount of the impairment primarily reflects a decline in long-term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001.

(7)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (Dollars in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Raw materials	$8,092	$4,299
Work in process	106	141
Finished goods	3,580	3,270

Total	$11,778	$7,710

(8)  Acquisition and Integration Costs

As of March 31, 2003, the Company had $1.8 million remaining in accrued acquisition costs, relating to the acquisitions of Gemini Genomics in 2001 and Axiom Biotechnologies in 2002. Accruals of $23.0 million and $1.0 million were made in respect of Gemini Genomics and Axiom Biotechnologies. At March 31, 2003, the Company had incurred direct costs of acquisition totaling $12.4 million, costs to close facilities and exit lease facilities of $6.1 million, and severance, retention and related employee charges of $3.7 million. As of March 31, 2003, the remaining combined acquisition liability of approximately $1.8 million relates substantially to facility exit costs and employee severance costs. The amount accrued represents the portion of lease payments the Company expects to incur prior to subleasing or terminating its agreements relating to sites which have been determined to be in excess of the Company’s needs. The Company currently expects that it may take from six months to a year, or longer, to exit the commitments related to these facilities.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity in the three months ended March 31, 2003 was as follows:

	Balance at December 31, 2002	Deductions	Balance at March 31, 2003
	($ millions)
Direct costs of the acquisition	$0.2	$—	$0.2
Costs to close facilities and exit lease commitments	3.3	2.1	1.2
Severance, retention and related employee charges	0.3	—	0.3
Contract termination costs	0.1	—	0.1

	$3.9	$2.1	$1.8

Substantially all of the remaining $1.8 million balance at March 31, 2003 relates to the acquisition of Gemini Genomics.

(9)  New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” SFAS No. 148 amended SFAS No. 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our “anticipations,” “expectations,” “beliefs,” “hopes,” “plans,” “goals,” “intentions,” “strategies,” “should” or similar terms or expressions. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002. Our expectations and the events, conditions, and circumstances on which these future forward-looking statements are based, may change.

Overview

We are a leading genetics company organized into two business units (or segments): SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. The two business units combine to capitalize on our high-performance DNA analysis platform, SNP assay portfolio, disease gene discovery programs and extensive DNA sample repository.

Since our inception, we have incurred significant losses. As of March 31, 2003, we had an accumulated deficit of $353.3 million. We expect to continue to incur losses for the foreseeable future as we expand development and commercialization of new products and intellectual property.

SEQUENOM Genetic Systems.    This business unit includes the sales and support of our MassARRAY hardware, consumables and software product offerings, and research and development toward expanding applications of the MassARRAY platform. Our core technology components include the MassARRAY system for high-performance DNA analysis and a broad portfolio of SNP assays. We have sold our products to genetics, pharmacogenetics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in North America, Europe and Asia. Through March 31, 2003, our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY consumables used with the MassARRAY systems, sales and licensing of proprietary software, and license fees from end-users.

We expect SEQUENOM Genetic Systems to launch new products and product applications periodically. The impact of these new products and product applications, on revenues, margins, expenses and cash flows is uncertain and depends on many factors as described in this Form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002.

SEQUENOM Pharmaceuticals.    This business unit includes operations relating to disease gene discovery, target identification, the provision of genetic services, functional validation and ultimately diagnostic and therapeutic product development. SEQUENOM Pharmaceuticals applies the power of human genetics to systematically identify potential disease-related genes that affect significant portions of the overall population. Our service revenues consist of genetic validation services, with revenue recognized as phases of projects are completed.

We believe that our technology should enable us to scan virtually every gene in the human genome for association with a given disease, using large sample populations. Using our technology, we are generating a portfolio of candidate disease gene markers associated with significant human health disorders, including cardiovascular disease, cancer, diabetes, and obesity. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic and diagnostic products to market while maximizing the return on their development.

Prior to March 31, 2003, we completed nine high-resolution genetic scans of the human genome. The first scan used our healthy population DNA bank to identify genes with a general impact on human health.

Approximately 100,000 validated SNP assays were measured across 1,500 individuals, with several high- confidence targets identified. Similarly, we completed full genome scans in melanoma, breast cancer, HDL-cholesterol, osteoarthritis, schizophrenia, lung cancer, type II diabetes, and hypertension populations, typically using approximately 28,000 SNP markers across 1,000 individuals. These scans are yielding encouraging portfolios of potential disease-related genes. We intend to investigate further the genes discovered in an effort to ultimately produce therapeutic and diagnostic products.

Revenues may fluctuate significantly as revenues are expected to be based upon licensing of genes and related information, and the timing of licensing and milestone payments, and the timing of future diagnostic and therapeutic product sales, are all uncertain and are difficult to predict. To reach the ultimate goal of diagnostic and therapeutic product sales, significant amounts will need to be invested in research and development efforts over several years. The timing and impact of revenues and expenses is uncertain and depends on many factors as described in this Form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Business segment highlights for the three months ended March 31, 2003 and 2002:

	Three months ended March 31, 2003			Three months ended March 31, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharmaceuticals	Total
	($ in thousands) (unaudited)
Product sales	$6,530	$65	$6,595	$6,760	$13	$6,773
Validation services	—	583	583	—	1,786	1,786
Research	—	265	265	—	41	41

Total revenues	6,530	913	7,443	6,760	1,840	8,600
Cost of product and service revenue	3,399	567	3,966	3,401	1,391	4,792
Research and development	2,351	3,531	5,882	4,347	3,722	8,069
Selling, general and administrative	4,162	1,787	5,949	5,429	1,610	7,039
Amortization of acquired intangibles	—	859	859	—	935	935
Amortization of deferred compensation	42	16	58	103	42	145

Total costs and expenses	9,954	6,760	16,714	13,280	7,700	20,980

Loss from operations	$(3,424)	$(5,847)	$(9,271)	$(6,520)	$(5,861)	$(12,380)

Segment financial information for the three months ended March 31, 2002 has been reclassified between the segments to reflect changes to managements’ view of the business segment allocation. Genetic service revenue of approximately $1,743,000 and associated cost of product and service revenue of approximately $1,385,000 allocated to SEQUENOM Genetic Systems in 2002 have been reallocated to SEQUENOM Pharmaceuticals to conform with current year presentation in the segmental information provided above. The Company does not currently segregate assets by segment because a significant portion of the Company’s total assets are assets commonly used by both segments and cash and cash equivalents which the Company does not assign to its two operating segments. The Company is evaluating the feasibility and usefulness of assigning its other assets to SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals segments and may report assets by segment in the future.

SEQUENOM Genetic Systems

Revenues

Revenues for the three months ended March 31, 2003 declined to $6.5 million from $6.8 million in the period ended March 31, 2002. These product revenues were derived from the sale of MassARRAY systems, consumables including our proprietary SpectroCHIPTM bioarrays, licensing of our proprietary software and license fees from end-users. The decline in overall sales arose from a decrease in the number of MassARRAY systems sold, partially offset by an increase in sales of consumables. Sales of consumables in the period ended March 31, 2003 increased to $3.3 million from $1.9 million in the period ended March 31, 2002.

Cost of Product Revenue

Cost of product revenues for the three months ended March 31, 2003 were $3.4 million compared to $3.4 million for the same period in 2002. Gross margin for the three months ended March 31, 2003 was 48% compared to 50% for the same period of the prior year. Gross margins declined due to the overall mix of products sold in the period ended March 31, 2003 compared to the same period in 2002.

We believe that gross margin in future periods will be affected by, among other things, the mix of products sold, competitive conditions, sales volumes, and royalty payments on licensed technologies.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2003 decreased to $2.4 million from $4.4 million for the same period in the prior year. These expenses consist primarily of salaries and related personnel costs and improvements to our existing products and validation of products under development. The $2.0 million decrease resulted primarily from a decrease in personnel, reduced amortization and depreciation charges following the FAS 144 asset impairment charge in the three months ended December 31, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 decreased to $4.2 million from $5.4 million in the same period in the prior year. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related function’s expenses. The $1.2 million decrease from 2002 to 2003 resulted primarily from reduction in headcount and associated costs savings.

Amortization of Deferred Stock Compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of stock options at the date of grant. Amortization of deferred compensation totaled approximately $42,000 and $103,000 during the periods ended March 31, 2003 and 2002, respectively. These amounts all relate to stock options granted prior to our initial public offering in January 2000 and are being amortized over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28. We expect the remaining deferred stock-based compensation to be completely amortized during 2003.

SEQUENOM Pharmaceuticals

Revenues

Total revenues for the SEQUENOM Pharmaceuticals segment declined from $1.8 million to $0.9 million from the three month period ended March 31, 2002 to the same period ended March 31, 2003. Service revenues for the three months ended March 31, 2003 declined to $0.6 million from $1.8 million in the same period in 2002. We derived these revenues from the completion of significant phases of genetic validation projects. The service revenue marketplace is competitive and we do not anticipate significant revenue from this area in the short term, if at all.

Research revenues for the three months ended March 31, 2003 were $265,000, increasing from $41,000 for the same period of 2002. Approximately $120,000 of this increase resulted from a research contract assumed in connection with the acquisition of Axiom Biotechnologies, Inc., which was completed during the period and from which no further revenue is anticipated. The remaining increase arose from other research contracts and grant funding received.

We expect that future revenues will be affected by, among other things, customer budgets, competitive conditions and government research funding.

Cost of Product and Service Revenue

Cost of product and service revenues for the three months ended March 31, 2003 were $0.6 million compared to $1.4 million for the same period in 2002. Gross margin for the three months ended March 31, 2003 was 3% compared to 22% for the same period of the prior year. Gross margins are dependent on the particular contract terms of the work undertaken in each quarter, and the genetic services market is competitive.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2003 decreased to $3.5 million from $3.7 million in the same period in the prior year. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to our disease gene discovery programs, and costs relating to work performed under research contracts. The $0.2 million decrease from the three month period ending March 31, 2002 resulted from the disposition of two foreign locations in 2002, reducing our headcount and operating expenses, partially offset by our acquisition of Axiom Biotechnologies, Inc., whose research and development expenses we consolidated with ours from September 1, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 increased to $1.8 from $1.6 million in the same period in the prior year. These expenses consist primarily of salaries and related costs for business development, legal, finance and human resource personnel, and their related function’s expenses. The $0.2 million increase from 2002 to 2003 resulted primarily from additional business development expenses.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics in 2001 and Axiom Biotechnologies in 2002, we have acquired approximately $16.6 million of intangible assets, including clinical data collections, cell lines, and intellectual property. These intangible assets will be amortized over three to five years and are allocated to the SEQUENOM Pharmaceuticals segment. The amortization expense in the three month periods ending March 31, 2003 and 2002 was $0.9 million and $0.9 million, respectively.

Amortization of Deferred Stock Compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of stock options at the date of grant. Amortization of deferred compensation totaled approximately $16,000 and $42,000 during the periods ended March 31, 2003 and 2002, respectively. These amounts all relate to stock options granted prior to our initial public offering in January 2000 and are being amortized over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28. We expect the remaining deferred stock-based compensation to be completely amortized during 2003.

Cumulative Effect of Accounting Change

In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have an indefinite useful life will no longer be amortized but will be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Company performs its annual impairment review during the fourth quarter of each year.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising as a result of our acquisition of Gemini Genomics in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Quarterly results as reported are therefore comparable. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. All goodwill is attributable to the SEQUENOM Pharmaceuticals segment. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology, and the charge related entirely to that segment.

The SFAS No. 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of Gemini Genomics. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001. The review in the fourth quarter of 2002, as required by SFAS No. 142, examined the remaining $25 million of goodwill of the SEQUENOM Pharmaceuticals segment and found it all to be impaired. This impairment was recorded in the quarter ended December 31, 2002.

Non-Segmental Items

Net Interest Income

Net interest income represents returns on our cash and short term investments, less interest expense on our bank loans and capital lease obligations. Net interest income for the three months ended March 31, 2003 declined to $0.4 million from $1.0 million for the same period in the prior year. The decrease in net interest income resulted from lower interest rates, lower average cash balances, and higher interest expenses from increased bank loan and asset-backed borrowings.

Liquidity and Capital Resources

In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million. Prior to our IPO, we funded our operations with $55.6 million from private equity financings, $6.0 million in loans and convertible loans and $2.2 million from equipment financing arrangements. As of March 31, 2003, cash, cash equivalents, short-term investments and restricted cash totaled $91.9 million compared to $102.6 million as of December 31, 2002. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the three months ended March 31, 2003 was $10.6 million compared to $14.4 million for the same period in 2002. The use of cash was a result of the net loss of $8.5 million for the three months ended March 31, 2003, combined with an increase of $4.0 million in inventory levels due to lower system sales and high stock levels of recently introduced product lines and by approximately $327,000 of deferred income tax benefit, partially offset by $2.9 million of depreciation and amortization. Investing activities, other than the changes in our short-term investments and restricted cash, used $0.9 million in cash during the first three months of 2003 due to leasehold improvements and purchases of additional laboratory equipment.

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2003 compared to approximately $73,000 for the same period in 2002. Financing activities during the first three months of 2003 included net receipts of $0.9 million from long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of $72,000.

The following table summarizes our contractual obligations as of March 31, 2003 (Dollars in millions):

Contractual obligations	Total	Less than one year	1-3 years	After 3 years
Long-term debt	$15.4	$5.7	$9.7	$—
Capital lease obligations	0.9	0.5	0.4	—
Operating leases	57.6	4.3	8.5	44.8

Total Contractual Obligations	$73.9	$10.5	$18.6	$44.8

Future operating lease commitments for leases have not been reduced by future sublease rentals aggregating $1.8 million.

We believe our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses, debt obligations and capital requirements at least until 2005. However, the actual amount of funds that we will need until or after 2005 will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the level of our success in selling our MassARRAY systems, consumables, software, assays, and services;

•	the level of our sales and marketing expenses;

•	the extent to which we enter into collaborations or joint ventures;

•	our ability to introduce and sell new products and services;

•	our success in developing diagnostic and therapeutic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our acquisition and integration expenses, including tax and other liabilities from the Gemini Genomics, Axiom Biotechnologies or other acquisitions;

•	our ability to exit existing excess facilities on terms that are financially acceptable;

•	the level of our expenses associated with litigation or termination of agreements;

•	the costs and timing of obtaining patent rights;

•	the costs and expenses associated with defending or asserting any intellectual property claims or other litigation;

•	the extent to which we acquire technologies or companies; and

•	regulatory changes and competition and technological developments in the market.

We have a $25.0 million bank line of credit, of which $12.7 million is available for borrowing. We have an asset-backed loan line of $4.0 million, of which $0.4 million is available for borrowing. We have no commitments for any additional financings. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

Risks and Uncertainties

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

We have a limited operating history.

We are a relatively new company and, for the most part, our technologies, particularly in the pharmaceutical business unit, are still in the early stages of development. For the genetic systems business unit, we have only recently begun to incorporate our technologies into commercial products and we are also, more recently, commercializing new products and creating new applications for our products. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications in the life science and pharmaceutical industries. We need to make significant investments to ensure our products perform properly and are cost-effective. We will need to obtain certain regulatory approvals to sell our products for future diagnostic and therapeutic applications. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

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

We have experienced significant operating losses in each period since our inception. At March 31, 2003, our accumulated deficit was approximately $353.3 million. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, and general and administrative costs as well as costs associated with consolidating and completing the integration of Gemini Genomics and Axiom Biotechnologies, into our business, and any other business or technology that we may acquire in the future. Our general and administrative costs are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure. To achieve profitability, we would need to generate significant additional revenue. It is uncertain when, if ever, we will become profitable as a company, or when, if ever, the genetic Systems or pharmaceutical unit will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to enter into and maintain strategic collaborations;

•	our success in selling, and changes in the demand for, our products and services, and particularly so with respect to our higher throughput and more expensive versions of the MassARRAY system;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing of any new product or service offerings and demand and acceptance by customers;

•	the introduction of new products and services by our competitors;

•	changes in the research and development budgets of our customers and collaborative partners;

•	changes in the regulatory environment affecting health care and healthcare providers;

•	our progress with research and development, particularly in our Pharmaceuticals business unit;

•	our ability to identify candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost and timing of our adoption of new technologies;

•	the cost, quality and availability of oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	the cost of integrating and consolidating the operations of Gemini Genomics, Axiom Biotechnologies and any other business that we may acquire in the future into our business;

•	our ability to conduct preclinical studies and clinical trials of any potential therapeutic, diagnostic or other products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, or other types of obligations or rights.

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

A decline in the demand for MassARRAY systems and consumables, or a demand for less expensive versions of the MassARRAY system, would reduce our total revenues and harm our business. We expect that sales of MassARRAY systems and consumables will account for a substantial portion of our total revenues for the foreseeable future. The following factors, among others, would reduce the demand for MassARRAY products:

•	competition from other products;

•	failure of SNPs to demonstrate medical relevance;

•	changes in fiscal policies and the economy which negatively impact customer buying decisions;

•	negative publicity or evaluations; or

•	intellectual property claims or litigation.

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

We must form research collaborations and licensing arrangements with several collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. We cannot be sure that we will be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products, such as, for example, but not limited to, our proposed thermocycler product, using our technology or that we can do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer. If we increase the number of collaborations, it will become more difficult to manage the various collaborations successfully and the potential for conflicts among the collaborators will increase.

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

A decline in the demand for our genetic services or a reduction in the level of such services performed on behalf of collaborators would reduce our total revenues and harm our business. We expect that revenue from service contracts will account for a small portion of our total revenues for the foreseeable future. The following factors, among others, may reduce the demand for our services:

•	competition from other providers of similar services;

•	failure of SNPs to demonstrate medical relevance;

•	changes in fiscal policies and the economy which negatively impact customer buying decisions;

•	negative publicity or evaluations;

•	intellectual property claims or litigation;

•	our ability to secure further collaborations on favorable terms; or

•	technological changes rendering our services uncompetitive.

We may need additional capital in the future to support our growth.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements at least until 2005. However, the actual amount of funds that we will need until or after 2005 will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the size of future operating losses;

•	our success in selling our MassARRAY systems, consumables, software, assays and services;

•	the extent to which we enter into licensing arrangements, collaborations or joint ventures and generate revenue from the same;

•	our progress with research and development, particularly in our Pharmaceuticals business unit;

•	our ability to introduce and sell new products and services;

•	regulatory changes, competition and technological developments in our markets;

•	the extent to which we acquire technologies or businesses;

•	our success in consolidating and integrating into our business any business that we may acquire in the future; and

•	the level of our expenses associated with litigation.

When we require additional funds, general market conditions or the market price of our common stock may not support capital-raising transactions such as an additional public or private offering of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products and services, to cease or reduce certain research and development projects, sell some or all of our technology or assets or merge with another entity. If we raise additional funds by selling additional equity, the ownership interest of our stockholders will be diluted.

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

Development of therapeutic, diagnostic and other products based on our discoveries or our collaborative partners’ discoveries will be subject to risks of failure inherent in the development or commercial viability of any such product. These risks include the possibility that such product would:

•	be found to be ineffective;

•	be found to be toxic;

•	fail to receive necessary regulatory approvals;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market;

•	fail to be successfully commercialized if adequate reimbursement from government health administration authorities, private health insurers and other organizations for the costs of these products is unavailable;

•	be impossible to commercialize because they infringe on the proprietary rights of third parties or compete with products marketed by third parties that are superior; or

•	fail to be commercialized prior to the successful marketing of similar products by competitors.

If a collaborator or we discover therapeutic, diagnostic or other products using our products, services or discoveries, we may rely on that collaborator for product development, regulatory approval, manufacturing and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties or other payments we may be entitled to under the terms of our collaboration agreements. If we are unable to successfully achieve milestones or our collaborative partners fail to develop successful products, we will not earn the revenues contemplated. Our collaboration agreements may allow our collaborators significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products. As a result, we cannot be certain that our collaborators will choose to develop or commercialize any products or will be successful in doing so. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone and similar payment provisions contained in our agreement with that collaborator.

We may not successfully obtain regulatory approval of any therapeutic, diagnostic or other product which we or our collaborative partners develop.

The Food and Drug Administration, or FDA, must approve any drug product before it can be marketed in the United States. A drug product must also be approved by regulatory agencies of foreign governments before the product can be sold outside the United States. Before a new drug application can be filed with the FDA, the potential product must undergo preclinical testing and clinical trials. Commercialization of any therapeutic, diagnostic or other product that we or our collaborators develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes, and we do not know whether we, or any of our collaborative partners, would be permitted or able to undertake clinical trials of any potential products. It may take us or our collaborative partners many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our collaborative partners could decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

If the medical relevance of SNPs is not demonstrated, we may have less demand for our products and services.

Some of the products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of drugs and diagnostics or other products in the future. If we or our customers or collaborators are unable to generate valuable information that can be used to develop these drugs and diagnostics or other products, the demand for our products and services will be reduced and our business will be harmed.

We may not be able to successfully adapt our products for commercial applications.

A number of potential applications of our MassARRAY technology may require significant enhancements in our core technology. If we are unable to complete the development, introduction or scale-up of the manufacturing of any product or genotyping facility, or if any of our new products or applications do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that have been already established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior and technically superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications and services into the marketplace.

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

Our grants from the government provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

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

Before using the MassARRAY system, customers must prepare samples by following several steps that are subject to human error, including DNA isolation and DNA amplification. If DNA samples are not prepared appropriately, or the proposed assays are too complex, the MassARRAY system may not generate a reading. If our customers experience these difficulties, they might achieve lower levels of throughput than specified for the system. If our customers are unable to generate expected levels of throughput, they might not continue to purchase our consumables, they could express their discontent with our products to others, or they could collaborate with others to jointly benefit from the use of our products. Any or all of these actions would reduce the overall market demand for our products.

Ethical, privacy or other concerns about the use of genetic information could reduce demand for our products and services.

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition and results of operations.

If we do not have adequate access to genetic materials, we will not be able to develop our pharmaceuticals business.

We depend on third parties for the collection of extensive and detailed proprietary clinical data and the collection and storage of large quantities of genetic material, such as DNA, and other biological samples. We need access to normal and diseased human tissue samples and other biological materials and the related clinical and other information to develop our products and services. We may not be able to obtain or maintain access to these materials and information. If the validity of the consents obtained from our volunteers or our collaborators’ volunteers were to be challenged, we could lose access to valuable genetic material and information. Government regulation in the United States and foreign countries could result in restricted access to or use of human DNA and other types of samples. If we were to lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions were to be imposed on our use of the information generated from samples, our business would suffer.

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

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our subsidiaries and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples to be used for purposes which extend to cover our gene discovery programs and other activities. We have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us or our clinical collaborators could deny us access to or force us to stop using some of our clinical or genetic resources which would hinder our gene discovery programs. We could become involved in legal challenges which could consume a substantial proportion of our management and financial resources.

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

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Our competitors may offer broader product lines, services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies or products obsolete. We may also compete against some of our customers, which would adversely affect our relationships with them.

Our ability to compete in the market may decline if we lose some of our intellectual property rights.

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford meaningful protection for our technology and products. Others may challenge our patents, and as a result, our patents could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents. Others may develop products for use with the MassARRAY system in violation of our patents, which could reduce sales of our consumables. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or litigation against third parties. These activities would be expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

We may be accused of infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation would adversely affect our business, financial condition and results of operations. Litigation is also time consuming and would divert management attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a patent, we would be unable to sell some of our products, which would have a material adverse affect on our business, financial condition and results of operations.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete with them.

We require our employees, consultants, advisors and collaborators to execute confidentiality agreements and in certain cases, assignment or license agreements. We cannot guarantee that these agreements will provide us with adequate intellectual property protection against improper or unauthorized use or disclosure of confidential information or inventions. In some situations, these agreements may conflict with or be subject to the rights of third parties with whom our employees, consultants, advisors or collaborators have prior employment or consulting relationships. Others may gain access to our inventions, trade secrets or independently develop substantially equivalent proprietary materials, products, information and techniques.

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

Growth in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage our growth and address the above concerns, it could affect our ability to pursue business opportunities and expand our business. We have restructured our business into the Pharmaceuticals and Genetic Systems business units and face additional challenges in effectively managing these units. We may continue to restructure our company and business units which could put additional strain on management.

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

The U.S. Patent and Trademark Office has issued and continues to issue patents claiming SNP and gene discoveries and their related associations and functions. If certain SNPs and genes are patented, we will need to obtain rights to those SNPs and genes to develop, use and sell related assays. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes, we might never achieve significant revenue or become profitable.

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

None of these factors are within our control.

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

Our only production facility is located in San Diego, California, where we also have laboratories. Damage to our facilities due to war, fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

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

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price drops and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There has been dramatic declines in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would seriously harm our business, financial condition and results of operations. The Nasdaq National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. During 2002 and in the first quarter of 2003, the closing price of our common stock fell to a low of $1.31 per share. If the closing bid price of our common stock falls below $1.00 per share for thirty consecutive trading days, Nasdaq may choose to delist our common stock from the Nasdaq National Market. If the stock were delisted, the ability of our shareholders to sell their common stock would be negatively affected.

We have adopted anti-takeover provisions that may limit the ability of another party to acquire us and that could cause our stock price to decline.

Various provisions of our certificate of incorporation and bylaws and Delaware law may discourage or prevent a third party from acquiring us, even if doing so would benefit our stockholders. These provisions provide for, among other things, a classified board of directors, by hich approximately one third of the directors are elected each year, advance notice requirements for proposals that can be acted upon at stockholder meetings and limitations on who may call stockholder meetings. In October 2001, we adopted a stockholder rights plan. Pursuant to our stockholders rights plan, each share of our outstanding common stock has an associated preferred share purchase right. The rights will not trade separately from our common stock until, and are exercisable only upon, the acquisition or potential acquisition by a person or group of or the tender offer for 15% or more of our common stock. As a result of these provisions, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in the payment of a premium for our common stock. Our board of directors, without further approval of the stockholders, is authorized to issue “blank check” preferred stock and to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to this preferred stock. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, making it more difficult for a third party to gain control of us, discouraging premium bids for our common stock or otherwise adversely affecting the market price of our common stock.

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

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound (“GBP”) and the Euro (“EUR”). The subsidiaries’ accounts are translated from the relevant functional currency to the US dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the US dollar.

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

Functional currency of operations	As of March 31, 2003 Net foreign monetary assets/(liabilities)
	US dollars	GBP
		($ in millions)
Great British Pound	$0.7	$—
Euro	$1.5	$0.9

A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $130,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended March 31, 2003. We had no deferred gains or losses during the period covered.

Item 4.     Controls and Procedures

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

Limitations on the Effectiveness of Controls.    The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

In November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the U.S. District Court for the Southern District of New York (Case No. 01-CV-10831). Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. In the complaint, the plaintiffs allege that our underwriters, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. The plaintiffs seek unspecified monetary damages and other relief. In October 2002, our officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the Court dismissed the claim against us brought under Section 10(b) of the Securities Exchange Act of 1934, without giving the plaintiffs leave to amend the complaint with respect to that claim. The Court, however, declined to dismiss the claim against us brought under Section 11 of the Securities Act of 1933. We deny all material allegations and intend to defend against the remaining claim vigorously. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on the Company’s financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 2.     Changes in Securities and Use of Proceeds

On January 31, 2000, our Form S-1 registration statement (File No. 333-91665) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 5,250,000 shares of common stock. The offering commenced on January 31, 2000 and the sale to the public of shares of common stock at $26.00 per share was completed on February 3, 2000 for an aggregate price of approximately $136.5 million. The registration statement covered an additional 787,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were purchased on February 2, 2000 at $26.00 per share for an aggregate price of approximately $20.5 million. The managing underwriters for the offering were Warburg Dillon Read LLC, FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Expenses incurred in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $11.0 million and other expenses of approximately $1.9 million, results in net offering proceeds to us of approximately $144.1 million. No payments or expenses were paid to our directors, officers or affiliates or 10% owners of any class of our equity securities. Of the net offering proceeds, through March 31, 2003, approximately $8.7 million has been used to payoff long-term and other debt, approximately $32.2 million to purchase equipment or make leasehold improvements, approximately $15.2 million related to our acquisition of Gemini Genomics, and approximately $88.0 million for general corporate purposes, including hiring additional personnel, expansion of facilities, development and manufacturing of products, and expenses for filing and prosecuting patent applications. As of March 31, 2003, we do not have any remaining proceeds from our IPO.

Item 5.     Other information

This report when filed with the SEC was accompanied by written statements by Antonius Schuh, our Chief Executive Officer, and Stephen Zaniboni, our Chief Financial Officer, as required by Section 906 of the Sarbannes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003	SEQUENOM, INC.

	By:	/s/ STEPHEN L. ZANIBONI
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Antonius Schuh, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sequenom, Inc.;

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ ANTONIUS SCHUH
Antonius Schuh, Chief Executive Officer

I, Stephen L. Zaniboni, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sequenom, Inc.;

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni, Chief Financial Officer