Form 10-Q
period 2003-06-30
SEQUENOM INC
filed 2003-08-13
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2003 was 39,877,051

SEQUENOM, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,666	$32,052
Short-term investments, available-for-sale	40,278	57,570
Restricted cash and investments	5,560	5,977
Accounts receivable, net	4,618	7,714
Inventories, net	10,768	7,710
Other current assets and prepaid expenses	3,632	3,320

Total current assets	95,522	114,343
Equipment and leasehold improvements, net	14,220	15,926
Intangible assets, net	12,659	14,590
Restricted cash and investments	6,424	6,951
Other assets	515	798

Total assets	$129,340	$152,608

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,921	$8,345
Accrued expenses	7,696	7,940
Accrued acquisition and integration costs	2,036	3,926
Deferred revenue	2,677	3,107
Current portion of long-term bank debt	5,335	4,942
Current portion of capital lease obligations	560	713

Total current liabilities	25,225	28,973
Deferred revenue, less current portion	374	733
Capital lease obligations, less current portion	257	508
Long-term debt, less current portion	8,449	9,234
Long-term deferred tax liability	4,256	4,911
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 39,449,236 and 39,395,262 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	39	39
Additional paid-in capital	452,817	452,725
Deferred compensation related to stock options	(81)	(187)
Accumulated other comprehensive income	606	389
Accumulated deficit	(362,602)	(344,717)

Total stockholders’ equity	90,779	108,249

Total liabilities and stockholders’ equity	$129,340	$152,608

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share and share information)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
Product related	$7,372	$4,233	$13,967	$11,006
Services	239	3,384	822	5,170
Research	43	78	308	119

Total revenues	7,654	7,695	15,097	16,295

Costs and expenses:
Cost of product and service revenue	4,621	4,316	8,587	9,108
Research and development	6,457	8,139	12,339	16,208
Selling, general and administrative	5,848	7,212	11,797	14,251
Integration costs	—	3,000	—	3,000
Amortization of acquired intangibles	859	936	1,718	1,871
Amortization of deferred stock compensation	49	119	107	264

Total costs and expenses	17,834	23,722	34,548	44,702

Loss from operations	(10,180)	(16,027)	(19,451)	(28,407)
Net interest income	258	1,087	665	2,115
Other (expense) income, net	255	(389)	247	(316)

Net loss before income taxes and cumulative effect of accounting change	(9,667)	(15,329)	(18,539)	(26,608)

Deferred income tax benefit	327	327	654	654

Net loss before cumulative effect of accounting change	(9,340)	(15,002)	(17,885)	(25,954)
Cumulative effect of accounting change	—	—	—	(116,947)

Net loss	$(9,340)	$(15,002)	$(17,885)	$(142,901)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.24)	$(0.40)	$(0.45)	$(0.69)
Cumulative effect of accounting change	—	—	—	(3.12)

Net loss per share, basic and diluted	$(0.24)	$(0.40)	$(0.45)	$(3.81)

Weighted average shares outstanding, basic and diluted	39,448,725	37,526,627	39,439,816	37,491,696

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2003	2002
	(Unaudited)
Operating activities
Net loss	$(17,885)	$(142,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	116,947
Other non-cash items	5,700	7,255
Deferred income tax benefit	(654)	(654)
Changes in operating assets and liabilities:
Inventories	(2,983)	(288)
Accounts receivable	3,307	5,736
Other current assets	(258)	(813)
Other assets	284	1,519
Accounts payable and accrued expenses	(2,538)	(6,389)
Deferred revenue	(724)	(6,023)
Other liabilities	(794)	3,390

Net cash used in operating activities	(16,545)	(22,221)

Investing activities
Purchase of equipment and leasehold improvements	(1,887)	(3,501)
Net change in restricted cash	971	511
Net change in marketable investment securities	17,508	(10,393)
Investment in investee	—	(1,000)

Net cash provided by/(used) in investing activities	16,592	(14,383)

Financing activities
Net payments on capital lease obligations	(404)	(524)
Net proceeds of long-term debt	(392)	(444)
Proceeds from exercise of stock options and ESPP purchases	73	647

Net cash used in financing activities	(723)	(321)

Net decrease in cash and cash equivalents	(676)	(36,925)
Effect of exchange rate changes on cash and cash equivalents	(710)	213
Cash and cash equivalents at beginning of period	32,052	71,686

Cash and cash equivalents at end of period	$30,666	$34,974

Supplemental disclosure of cash flow information:
Interest paid	$363	$123

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

(2) Segment Information

The Company reports its financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. Segment financial information for the three months and six months ended June 30, 2002 has been reclassified between the segments to reflect the Company’s view of the business segment allocation. Genetic service revenue of approximately $3.4 million and $5.2 million and associated cost of product and service revenue of approximately $2.1 million and $3.5 million, for the three months and six months ended June 30, 2002 respectively, allocated to SEQUENOM Genetic Systems, have been reallocated to SEQUENOM Pharmaceuticals to conform with current year presentation in the segmental information provided below.

Segment information for the three months and six months ended June 30, 2003 and 2002 is as follows (dollars in thousands, unaudited):

	Three months ended June, 2003			Three months ended June, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Revenues from external customers	$7,339	$315	$7,654	$4,221	$3,474	$7,695
Loss from operations	$(3,562)	$(6,618)	$(10,180)	$(7,872)	$(8,155)	$(16,027)

	Six months ended June, 2003			Six months ended June, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Revenues from external customers	$13,869	$1,228	$15,097	$10,981	$5,314	$16,295
Loss from operations	$(6,986)	$(12,465)	$(19,451)	$(14,391)	$(14,016)	$(28,407)

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has no intersegment revenues. Corporate costs are allocated to segments based on each segment’s estimated portion of total operational expenses. The Company does not currently segregate assets by segment because a significant portion of the Company’s total assets are cash, cash equivalents, and marketable securities which the Company does not assign to its two operating segments.

(3) Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components which, for SEQUENOM, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. Other comprehensive loss for the three month and six month periods ended June 30, 2003 was a loss of approximately $253,000 and $217,000, respectively, compared to a gain of approximately $169,000 and a loss of approximately $817,000 for the three and six month periods ended June 30, 2002, respectively.

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

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation cost for stock-based awards had been determined consistent with the fair value method prescribed in SFAS No. 123, the Company’s net loss would have been the following pro forma amounts:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share information)
Loss before cumulative effect of accounting change as reported	$(9,340)	$(15,002)	$(17,885)	$(25,954)
Total stock-based employee compensation determined under fair value based method for all awards	(1,089)	(2,456)	(2,745)	(2,955)

Pro forma loss before cumulative effect of accounting change	$(10,429)	$(17,458)	$(20,630)	$(28,909)
Net loss before cumulative effect of accounting change per share, basic and diluted, as reported	$(0.24)	$(0.40)	$(0.45)	$(0.69)
Pro forma net loss before cumulative effect of accounting change per share, basic and diluted	$(0.26)	$(0.47)	$(0.52)	$(0.77)

Options issued to non-employees are recorded at their fair value and periodically remeasured as determined in accordance with SFAS No. 123 and EITF 96-18 Accounting for Equity Instruments with Variable Terms that are Issued For Consideration other than Employee Services Under SFAS No. 123, and recognized over the vesting period of the option.

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

The SFAS No. 142 goodwill impairment charge was associated solely with goodwill resulting from the acquisition of Gemini Genomics plc. The amount of the impairment reflected a decline in long-term market expectations for genomics companies which in turn led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (dollars in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$7,878	$4,299
Work in process	265	141
Finished goods	2,625	3,270

Total	$10,768	$7,710

(8) Acquisition and Integration Costs

As of June 30, 2003, the Company had $2.0 million remaining in accrued acquisition costs, relating to the acquisitions of Gemini Genomics in 2001 and Axiom Biotechnologies in 2002. Accruals of $23.0 million and $1.0 million were made in respect of Gemini Genomics and Axiom Biotechnologies. At June 30, 2003, the Company had incurred direct costs of acquisition totaling $12.4 million, costs to close facilities and exit lease facilities of $5.9 million, and severance, retention and related employee charges of $3.7 million. As of June 30, 2003, the remaining combined acquisition liability of approximately $2.0 million relates substantially to facility exit costs and employee severance costs. The amount accrued represents the portion of lease payments the Company expects to incur prior to subleasing or terminating its agreements relating to sites which have been determined to be in excess of the Company’s needs. The Company currently expects that it may take from six months to a year to exit all of the commitments related to these facilities, but it may take longer.

The activity in the six months ended June 30, 2003 was as follows:

	Balance at December 31, 2002	Deductions	Balance at June 30, 2003
	($ millions)
Direct costs of the acquisition	$0.2	$—	$0.2
Costs to close facilities and exit lease commitments	3.3	1.9	1.4
Severance, retention and related employee charges	0.3	—	0.3
Contract termination costs	0.1	—	0.1

	$3.9	$1.9	$2.0

Substantially all of the remaining $2.0 million balance at June 30, 2003 relates to the acquisition of Gemini Genomics.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amended SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s consolidated financial position and results of operations.

In November 2002, the FASB Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company does not anticipate that adoption of EITF 00-21 will have a material impact on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our “anticipations,” “expectations,” “beliefs,” “hopes,” “plans,” “goals,” “intentions,” “strategies,” or similar forward looking terms or expressions such as “may”, “could”, “should” and others. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002. Our expectations and the events, conditions, and circumstances on which these future forward-looking statements are based, may change.

Overview

We are a leading genetics company organized into two business units (or segments): SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. The two business units combine to capitalize on our high-performance DNA analysis platform, SNP assay portfolio, disease gene discovery programs and extensive DNA sample repository.

Since our inception, we have incurred significant losses. As of June 30, 2003, we had an accumulated deficit of $362.6 million. We expect SEQUENOM Genetic Systems to reduce its losses going forward, and expect to continue to incur losses for the foreseeable future in SEQUENOM Pharmaceuticals as we continue our research and development efforts in that unit.

SEQUENOM Genetic Systems.    This business unit includes the sales and support of our MassARRAY hardware, consumables and software product offerings, and research and development directed to new products and applications for the MassARRAY platform. We have sold our products to genetics, pharmacogenetics, diagnostic and agricultural biotechnology companies, as well as leading research institutions, in North America, Europe and Asia. Through June 30, 2003, our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY consumables used with the MassARRAY systems, extended maintenance agreements for MassARRAY systems, and sales and licensing of proprietary software.

We expect SEQUENOM Genetic Systems to launch new products and product applications periodically. The impact of these new products and product applications on revenues, margins, expenses and cash flows is uncertain and depends on many factors as described in this Form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002.

SEQUENOM Pharmaceuticals.    This business unit includes operations relating to disease gene discovery, target identification, functional validation and ultimately diagnostic and therapeutic product development and the provision of genetic services. SEQUENOM Pharmaceuticals applies the power of human genetics to systematically identify potential disease-related genes that affect significant portions of the overall population. Our service revenues consist of genetic validation services, royalties on licensed technology, and research income.

Our technology enables us to scan most genes in the human genome for association with a given disease, using large sample populations. Using our technology, we are generating a portfolio of candidate disease gene markers associated with significant human health disorders, including cardiovascular disease, cancer, schizophrenia, diabetes, and obesity. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic and diagnostic products to market while maximizing the return on their development.

Prior to June 30, 2003, we completed twelve high-resolution genetic scans of the human genome. The first scan used our healthy population DNA bank to identify genes with a general impact on human health. Approximately 100,000 validated SNP assays were measured across 1,500 individuals, with several high-confidence targets identified. Similarly, we completed full genome scans in melanoma, breast cancer, prostrate cancer, HDL-cholesterol, osteoarthritis, osteoporosis, schizophrenia, lung cancer, type II diabetes, obesity and hypertension populations, typically using approximately 28,500 SNP markers across 500 to 1,000 individuals. These scans are yielding encouraging portfolios of potential disease-related genes. We normally replicate our initial findings in additional populations followed by appropriate biological confirmation experiments where feasible. Our goal is to move these disease-related gene targets forward in an effort to ultimately produce therapeutic and diagnostic products, predominantly through partnering with larger pharmaceutical and biotechnology.

Revenues may fluctuate significantly as revenues are expected to be based upon licensing of gene and marker-related intellectual property and information, and the obligation and timing of any licensing and milestone payments, and the timing of any future diagnostic and therapeutic product sales, are all uncertain and are difficult to predict. To reach the ultimate goal of diagnostic or therapeutic product sales, significant dollar amounts will need to be invested in research and development efforts over several years. The timing and impact of revenues and expenses is uncertain and depends on many factors as described in this Form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002

Business segment highlights for the three months and six months ended June 30, 2003 and 2002:

	Three months ended
	June 30, 2003			June 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
	($ in thousands) (unaudited)
Product related	$7,339	$33	$7,372	$4,221	$12	$4,233
Services	—	239	239	—	3,384	3,384
Research	—	43	43	—	78	78

Total revenues	7,339	315	7,654	4,221	3,474	7,695

Cost of product and service revenue	4,429	192	4,621	2,189	2,127	4,316
Research and development	2,279	4,178	6,457	4,351	3,788	8,139
Selling, general and administrative	4,158	1,690	5,848	5,457	1,755	7,212
Integration Costs	—	—	—	—	3,000	3,000
Amortization of acquired intangibles	—	859	859		936	936
Amortization of deferred stock compensation	35	14	49	96	23	119

Total costs and expenses	10,901	6,933	17,834	12,093	11,629	23,722

Loss from operations	$(3,562)	$(6,618)	$(10,180)	$(7,872)	$(8,155)	$(16,027)

	Six months ended
	June 30, 2003			June 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
	($ in thousands) (unaudited)
Product related	$13,869	$98	$13,967	$10,981	$25	$11,006
Services	—	822	822	—	5,170	5,170
Research	—	308	308	—	119	119

Total revenues	13,869	1,228	15,097	10,981	5,314	16,295
Cost of product and service revenue	7,829	758	8,587	5,589	3,519	9,108
Research and development	4,630	7,709	12,339	8,698	7,510	16,208
Selling, general and administrative	8,320	3,477	11,797	10,886	3,365	14,251
Integration Costs	—	—	—	—	3,000	3,000
Amortization of acquired intangibles	—	1,718	1,718	—	1,871	1,871
Amortization of deferred compensation	76	31	107	199	65	264

Total costs and expenses	20,855	13,693	34,548	25,372	19,330	44,702

Loss from operations	$(6,986)	$(12,465)	$(19,451)	$(14,391)	$(14,016)	$(28,407)

Segment financial information for the three months and six months ended June 30, 2002 has been reclassified between the segments to reflect the Company’s view of the business segment allocation. Genetic service revenue of approximately $3.4 million and $5.2 million and associated cost of product and service revenue of approximately $2.1 million and $3.5 million, respectively, allocated to SEQUENOM Genetic Systems in 2002 have been reallocated to SEQUENOM Pharmaceuticals to conform with current year presentation in the segmental information provided above. The Company does not currently segregate assets by segment because a significant portion of the Company’s total assets are assets commonly used by both segments and cash and cash equivalents which the Company does not assign to its two operating segments. The Company is evaluating the feasibility and usefulness of assigning its other assets to SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals segments and may report assets by segment in the future.

SEQUENOM Genetic Systems

Revenues

Revenues for the three and six months ended June 30, 2003 increased to $7.3 million and $13.9 million, respectively, from $4.2 million and $11.0 million, respectively, for the same periods ended June 30, 2002. These product revenues were derived from the sale of MassARRAY systems, consumables including our proprietary SpectroCHIPTM bioarrays, maintenance contracts, and the sale and licensing of our proprietary software. The increase in product revenues from the three months ended June 30, 2002 resulted from an increase in sales of consumables from $2.0 million to $3.0 million and increased sales of other MassARRAY products. The increase in product revenue for the six month period ended June 30, 2003 resulted primarily from an increase in sales of consumables from $3.9 million to $6.3 million.

Cost of Product Revenue and Gross Margin

Cost of product revenues for the three and six months ended June 30, 2003 were $4.4 million and $7.8 million, respectively, compared to $ 2.2 million and $5.6 million, respectively, for the same periods in 2002. Gross margin for the three and six month periods ended June 30, 2003 was 40% and 44% compared to 48% and 49%, respectively, for the same periods of the prior year. Gross margins declined as the overall mix of products sold in the periods ended June 30, 2003, included more MassARRAY systems components and related maintenance than in the same period in 2002 and due to the phase-out of old products as a result of next generation developments. We believe that gross margin in future periods will be affected by, among other things, the mix of products sold, competitive conditions, sales volumes, and royalty payments on in-licensed technologies.

Research and Development Expenses

Research and development expenses for the three and six month periods ended June 30, 2003 decreased to $2.3 million and $4.6 million, respectively from $4.4 million and $8.7 million, respectively, for the same periods in the prior year. These expenses consist primarily of salaries and related personnel costs, and costs related to development of next generation MassARRAY products and product applications. The $2.1 million and $4.1 million decrease in the three and six month periods in 2003, respectively, resulted primarily from a decrease in personnel and the transfer of resources to the SEQUENOM Pharmaceuticals segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six month periods ended June 30, 2003 decreased to $4.2 million and $8.3 million, respectively, from $5.5 million and $10.9 million in the same periods in the prior year. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, legal, finance and human resource personnel, and their related functions’ expenses. The $1.3 million and $2.6 million decrease from the three and six month periods ended June 30, 2002 and 2003 resulted primarily from a reduction in personnel and associated costs.

Amortization of Deferred Stock Compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of stock options at the date of grant. Amortization of deferred compensation for the three and six month periods ending June 30, 2003 totaled approximately $35,000 and $76,000, respectively, compared to $96,000 and $199,000 for the same periods in 2002. These amounts all relate to stock options granted prior to our initial public offering in January 2000 and are being amortized over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28. We expect the remaining deferred stock-based compensation will be completely amortized by the end of 2003.

SEQUENOM Pharmaceuticals

Revenues

Total revenues for the SEQUENOM Pharmaceuticals segment declined to $0.3 million and $1.2 million for the three and six month periods ended June 302003, respectively, from $3.5 million and $5.3 million for the three and six month periods ended June 30 2002, respectively. Service revenues for the three and six months ended June 30, 2003 declined to $0.2 million and $0.8 million, respectively, from $3.4 million and $5.2 million for the same periods in 2002. We derived these revenues from the completion of significant phases of genetic service projects. The service revenue marketplace is competitive and we do not anticipate significant revenue from this area in the short term, if at all.

Research revenues for the three months ended June 30, 2003 were $43,000, decreasing from $78,000 for the three months ended June 30, 2002. Research revenues for the six months ended June 30, 2003 were $308,000, increasing from $119,000 for the six month period ended June 30, 2002. $120,000 of this increase resulted from a research contract assumed in connection with the acquisition of Axiom Biotechnologies, Inc. This research contract was completed during the first quarter of 2003 and no further revenue is anticipated. The remaining increase arose from other research contracts and grant funding received.

We expect that future revenues for SEQUENOM Pharmaceuticals will be affected by, among other things, customer budgets, competitive conditions and government research funding.

Cost of Product and Service Revenue and Gross Margin

Cost of product and service revenues for the three and six months ended June 30, 2003 were $0.2 million and $0.8 million, respectively, compared to $2.1 and $3.5 million for the same periods in 2002. Gross margin for the three and six months ended June 30, 2003 was 41% and 38%, respectively, compared to 39% and 34%, respectively, for the same periods of the prior year. Gross margins are dependent on the particular contract terms of the work undertaken in each quarter, and the genetic services market is competitive.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2003 increased to $4.2 million and $7.7 million, respectively, from $3.8 million and $7.5 million, respectively, in the same periods in the prior year. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to our disease gene discovery programs, and costs relating to work performed under research contracts. The $0.4 million and $0.2 million increase from the three and six month periods ended June 30, 2002, respectively, resulted from our acquisition of Axiom Biotechnologies, Inc., for which research and development expenses were consolidated with those of the Company from September 1, 2002 and reallocation of existing resources towards pharmaceutical research. The increases were partially offset by the disposition of two foreign locations in 2002, reducing the Company’s headcount and operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 decreased to $1.7 million from $1.8 million in the same period in the prior year, and increased from $3.4 million to $3.5 million in the six month periods ended June 2002 and 2003, respectively. These expenses consist primarily of salaries and related costs for business development, legal, finance and human resource personnel, and their related functions’ expenses. The increase from 2002 to 2003 resulted primarily from additional patent application related expenses.

Integration costs

The $3.0 million integration cost in 2002 related to the Company’s decision during the quarter ended June 30, 2002, to close its Uppsala, Sweden, facility, acquired in 2001 with Gemini Genomics, plc.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics in 2001 and Axiom Biotechnologies in 2002, we have acquired approximately $16.6 million of intangible assets, including clinical data collections, cell lines, and intellectual property. These intangible assets are being amortized over three to five years and are allocated to the SEQUENOM Pharmaceuticals segment. The amortization expense in the three and six month periods ended June 30, 2003 was $0.9 million and $1.7 million, respectively, compared to $0.9 and $1.9 million, respectively, for the same periods in 2002. The reduction in amortization charge relates to a reduction in intangible assets following the closure of our Uppsala, Sweden operations during 2002.

Amortization of Deferred Stock Compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of stock options at the date of grant. Amortization of deferred compensation totaled approximately $14,000 and $31,000 during the three and six month periods ended June 30, 2003, respectively, compared to $24,000 and $65,000, respectively, for the same periods in 2002. These amounts all relate to stock options granted prior to our initial public offering in January 2000 and are being amortized over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28. We expect the remaining deferred stock-based compensation will be completely amortized by the end of 2003.

Non-Segmental Items

Net Interest Income

Net interest income represents returns on the Company’s cash and short-term investments, less interest expense on the Company’s bank loans and capital lease obligations. Net interest income for the three and six months ended June 30, 2003 declined to $0.3 million and $0.7 million respectively from $1.1 million and $2.1 million for the same periods in the prior year. The decrease in net interest income resulted from lower interest rates, lower average cash balances, and higher interest expense as a result of higher average bank loan and asset-backed borrowings.

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

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising as a result of our acquisition of Gemini Genomics in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. The results as reported are therefore comparable. Upon adoption of SFAS No. 142 in January 2002, the Company recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of its goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. All goodwill is attributable to the SEQUENOM Pharmaceuticals segment. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology, and the charge related entirely to that segment.

The SFAS No. 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of Gemini Genomics. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in the Company’s stock price since the acquisition was announced and valued for accounting purposes in May 2001. The review in the fourth quarter of 2002, as required by SFAS No. 142, examined the remaining $25 million of goodwill of the SEQUENOM Pharmaceuticals segment and found it all to be impaired. This impairment charge was recorded in the quarter ended December 31, 2002.

Liquidity and Capital Resources

In February 2000, we completed our initial public offering (IPO) raising net proceeds of approximately $144.1 million. Prior to our IPO, we funded our operations with $55.6 million from private equity financings, $6.0 million in loans and convertible loans and $2.2 million from equipment financing arrangements. As of June 30, 2003, cash, cash equivalents, short-term investments and restricted cash totaled $82.9 million compared to $102.6 million as of December 31, 2002. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the six months ended June 30, 2003 was $16.5 million compared to $22.2 million for the same period in 2002. The use of cash was a result of the net loss of $17.9 million for the six months ended June 30, 2003, a $4.1 million reduction in accounts payable and other current liabilities, combined with an increase of $3.0 million in inventory levels due to high stock levels of recently introduced product lines and approximately $0.7 million of deferred income tax benefit, partially offset by $5.7 million of depreciation and amortization and a $3.3 million reduction in accounts receivable. Investing activities, other than the changes in our short-term investments and restricted cash, used $1.9 million in cash during the first six months of 2003 due to leasehold improvements and purchases of additional laboratory equipment.

Net cash utilized by financing activities was approximately $0.7 million for the six months ended June 30, 2003 compared to $0.3 million for the same period in 2002. Financing activities during the first six months of 2003 included net payments of $0.8 million from long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of approximately $73,000.

The following table summarizes our contractual obligations as of June 30, 2003 (dollars in millions):

Contractual Obligations	Total	Less than one year	1-3 years	After 3 years
Open purchase orders	$3.4	$3.4	$—	$—
Long-term debt	13.7	5.3	8.4	—
Capital lease obligations	0.9	0.6	0.3	—
Operating leases	57.0	4.3	8.9	43.8

Total Contractual Obligations	$75.0	$13.6	$17.6	$43.8

Future operating commitments for leases have not been reduced by future sublease rentals aggregating $1.7 million. Open purchase orders relate primarily to inventory items and research and development supplies.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements at least through 2005. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the level of our success in selling our MassARRAY systems, consumables, software, assays, and services;

•	the level of our sales and marketing expenses;

•	the extent to which we enter into collaborations or joint ventures;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	our success in developing diagnostic and therapeutic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our acquisition and integration expenses, including tax and other liabilities from the Gemini Genomics, Axiom Biotechnologies or other acquisitions;

•	our ability to exit existing excess facilities on terms that are financially acceptable;

•	the level of our expenses associated with litigation or termination of agreements;

•	the costs and timing of obtaining patent rights;

•	the extent to which parties may seek to circumvent our patent rights;

•	the costs and expenses associated with defending or asserting any intellectual property claims or other litigation;

•	the extent of our research and development pursuits, including our level of investment in drug discovery and development programs;

•	the extent to which we acquire technologies or companies; and

•	regulatory changes and competition and technological developments in the market.

We have a $25.0 million bank line of credit, of which $14.5 million is available for borrowing. We have no commitments for any additional financings. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

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

We have experienced significant operating losses in each period since our inception. At June 30, 2003, our accumulated deficit was approximately $362.6 million. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, and general and administrative costs as well as costs associated with consolidating and completing the integration of Gemini Genomics and Axiom Biotechnologies into our business, and any other business or technology that we may acquire in the future. Our general and administrative costs are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure, and as we continue to file and prosecute patent applications protecting our inventions. To achieve profitability, we would need to generate significant additional revenue. It is uncertain when, if ever, we will become profitable as a company, or when, if ever, the Genetic Systems or Pharmaceutical units will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to enter into and maintain strategic collaborations;

•	our success in selling, and changes in the demand for, our products and services;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing of any new product or service offerings and demand and acceptance by customers;

•	the introduction of new products and services by our competitors;

•	changes in the research and development budgets of our customers and collaborative partners;

•	changes in the regulatory environment affecting health care and health care providers;

•	our progress with research and development, particularly in our Pharmaceuticals business unit;

•	our ability to identify candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost and timing of our adoption of new technologies;

•	the cost, quality and availability of our SpectroCHIPTM bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	the cost of integrating and consolidating the operations of Gemini Genomics, Axiom Biotechnologies and any other business that we may acquire in the future into our business;

•	our ability to conduct preclinical studies and clinical trials of any potential therapeutic, diagnostic or other products and obtain regulatory approval of any potential products;

•	the extent to which parties may seek to circumvent our patent rights; and

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, or other types of obligations or rights.

Our revenues and operating results are difficult to predict because they depend on the number, timing and type of MassARRAY system placements that we make during the year, the quantity and timing of consumables sales for the installed base of systems, the completion of milestones in service and research agreements and the duration of and progress made under revenue-generating license agreements and collaborative programs with partners. Delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

•	competition from other products;

•	failure of SNPs to demonstrate medical relevance;

•	changes in fiscal policies and the economy which negatively impact customer buying decisions;

•	negative publicity or evaluations; and

•	intellectual property claims or litigation.

We depend on sales of SpectroCHIP bioarrays and other MassARRAY consumables for a significant portion of our revenues.

Sales of SpectroCHIP bioarrays and other consumables for the MassARRAY system are an important source of revenue. Factors which may limit the use of SpectroCHIP bioarrays and other consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	failure to sell additional MassARRAY systems;

•	the training of customer personnel;

•	the acceptance of our technology by our customers;

•	the extent to which parties may seek to circumvent our patent rights; and

•	intellectual property or licensing claims or litigation.

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

We may not successfully develop or derive revenues from our gene discovery programs.

The Pharmaceuticals business unit’s gene discovery programs are still in a relatively early stage of implementation, continue to evolve, and may not result in marketable products. We are directing our technology and development focus primarily toward identifying genes that are believed to be responsible for, or indicate the presence of, certain diseases.

We have only identified a limited number of specific candidate genes under our research programs. Our technologies and approach to gene discovery may not enable us to successfully identify the specific genes that cause or predispose individuals to the complex diseases that are the targets of our efforts. The diseases we are targeting are generally believed to be caused by a number of genetic and environmental factors. It may not be possible to address such diseases through gene-based therapeutic or diagnostic products. Even if we are successful in identifying specific genes, our discoveries may not lead to the development of commercial products, or otherwise generate revenue.

A reduction in revenues from service contracts and collaborations would harm our business.

A decline in the demand for our genetic services or a reduction in the level of such services performed on behalf of collaborators would reduce our total revenues and harm our business. We expect that revenue from service and research contracts may account for a small portion of our total revenues for the foreseeable future. The following factors, among others, may reduce the demand for our services:

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

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements at least through 2005. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the size of future operating losses;

•	our success in selling our MassARRAY systems, consumables, software, assays and services;

•	the extent to which we enter into licensing arrangements, collaborations or joint ventures and generate revenue from the same;

•	our progress with research and development, particularly in our Pharmaceuticals business unit;

•	our ability to introduce and sell new products and services;

•	regulatory changes, competition and technological developments in our markets;

•	the extent to which we acquire technologies or businesses;

•	our success in consolidating and integrating into our business any business that we may acquire in the future; and

•	the level of our expenses associated with filing and prosecuting patent applications, litigation, and other legal expenses.

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

Development of therapeutic, diagnostic and other products based on our discoveries or our collaborative partners’ discoveries will be subject to risks of failure inherent in the development and commercial viability of any such product. These risks include the possibility that such product would:

•	be found to be ineffective;

•	be found to be toxic;

•	fail to receive necessary regulatory approvals;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market;

•	fail to be successfully commercialized if adequate reimbursement from government health administration authorities, private health insurers and other organizations for the costs of these products is unavailable;

•	be impossible to commercialize because they infringe on the proprietary rights of others or compete with products marketed by others that are superior; or

•	fail to be commercialized prior to the successful marketing of similar products by competitors.

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

The Food and Drug Administration (FDA), must approve any drug product before it can be marketed in the United States. A drug product must also be approved by regulatory agencies of foreign governments before the product can be sold outside the United States. Before a new drug application can be filed with the FDA, the potential product must undergo preclinical testing and clinical trials. Commercialization of any therapeutic, diagnostic or other product that we or our collaborators develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes, and we do not know whether we, or any of our collaborative partners, would be permitted or able to undertake clinical trials of any potential products. It may take us or our collaborative partners many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our collaborative partners could decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

If the medical relevance of SNPs is not demonstrated, we may have less demand for our products and services.

Some of the products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes and SNPs may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes and SNPs in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of drugs and diagnostics or other products in the future. If we or our customers or collaborators are unable to generate valuable information that can be used to develop these drugs and diagnostics or other products, the demand for our products and services will be reduced and our business will be harmed.

We may not be able to successfully adapt our products for commercial applications.

A number of potential applications of our MassARRAY technology may require significant enhancements in our core technology. If we are unable to complete the development, introduction or scale-up of any product, or if any of our new products or applications do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that have been already established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications and services into the marketplace.

If we do not succeed in obtaining development and marketing rights for some of the products developed in collaboration with others, our revenue and profitability could be reduced.

Our business strategy includes, in part, the development of products in collaboration with others, and we intend to obtain commercialization or royalty rights to those products. If we are unable to obtain rights to those products, our revenue and profitability could be reduced. To date, we have initiated limited activities towards the exploitation of any commercialization rights or products developed in collaboration with third parties. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain.

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

We depend on others for the collection of extensive and detailed clinical data and the collection and storage of large quantities of genetic material, such as DNA, and other biological samples. We need access to normal and diseased human tissue samples and other biological materials and the related clinical and other information to develop our products and services. We may not be able to obtain or maintain access to these materials and information. If the validity of the consents obtained from our volunteers or our collaborators’ volunteers were to be challenged, we could lose access to valuable genetic material and information. Government regulation in the United States and foreign countries could result in restricted access to or use of human DNA and other types of samples. If we were to lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions were to be imposed on our use of the information generated from samples, our business would suffer.

We may not successfully integrate acquired businesses.

We have acquired two companies, Gemini Genomics and Axiom Biotechnologies, and in the future, we may acquire additional businesses or technologies, or enter into other strategic transactions. Managing these acquisitions and any future acquisitions will entail numerous operational and financial risks, including:

•	the inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the inability to sublease on financially acceptable terms excess leased space or terminate lease obligations of acquired businesses that are not necessary or useful for the operation of our business;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration costs that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition results in significant goodwill or other intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly; and

•	integrating or completing the development and application of any acquired technologies, which would disrupt our business and divert management’s time and attention.

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

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford meaningful protection for our technology and products. Others may challenge our patents, and as a result, our patents could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents. Others may develop products for use with the MassARRAY system in violation of our patents, or by operating around our patents or license agreements, which could reduce sales of our consumables. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or litigation against third parties. These activities would be expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

We may be accused of infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation would adversely affect our business, financial condition and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a patent, we would be unable to sell some of our products, which would have a material adverse affect on our business, financial condition and results of operations.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable others to use our technology and reduce our ability to compete with them.

We require our employees, consultants, advisors and collaborators to execute confidentiality agreements and in certain cases, assignment or license agreements. We cannot guarantee that these agreements will provide us with adequate intellectual property protection against improper or unauthorized use or disclosure of confidential information or inventions. In some situations, these agreements may conflict with or be subject to the rights of others with whom our employees, consultants, advisors or collaborators have prior employment or consulting relationships. Others may gain access to our inventions, trade secrets or independently develop substantially equivalent proprietary materials, products, information and techniques.

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

We partially assemble the MassARRAY system and partially manufacture the SpectroCHIP bioarrays and MassARRAY kits. To date, we have only produced these products in moderate quantities. Our customers require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards as we continue or ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we could need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We might not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which would adversely affect our business.

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

Responding to claims relating to improper handling, storage or disposal of hazardous chemicals and radioactive and biological materials which we use could be time consuming and costly.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities.

Our stock price has been and may continue to be volatile, and your investment could suffer a decline in value.

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements of technological innovations by us or our competitors;

•	developments or disputes concerning patent or proprietary rights; and

•	general market conditions out of our control.

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price drops and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic declines in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would seriously harm our business, financial condition and results of operations. The Nasdaq National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. During 2002 and in the first quarter of 2003, the closing price of our common stock fell to a low of $1.31 per share. If the closing bid price of our common stock falls below $1.00 per share for thirty consecutive trading days, Nasdaq may choose to delist our common stock from the Nasdaq National Market. If the stock were delisted, the ability of our shareholders to sell their common stock would be negatively affected.

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

	As of June 30, 2003 Net foreign monetary assets
Functional currency of operations	US dollars	GBP
		($ in millions)
Great British Pound	$0.7	$—
Euro	$2.0	$0.2

A movement of 10% in the US dollar to GBP exchange rate would create an unrealized gain or loss of approximately $90,000.

A movement of 10% in the US dollar to EUR exchange rate would create an unrealized gain or loss of approximately $200,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended June 30, 2003. We had no deferred gains or losses during the period covered.

Item 4.    Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Limitations on the Effectiveness of Controls.    The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the U.S. District Court for the Southern District of New York (Case No. 01-CV-10831). Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. In the complaint, the plaintiffs allege that our underwriters, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. The plaintiffs seek unspecified monetary damages and other relief. In October 2002, our officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the Court dismissed the claim against us brought under Section 10(b) of the Securities Exchange Act of 1934, without giving the plaintiffs leave to amend the complaint with respect to that claim. The Court declined to dismiss the claim against us brought under Section 11 of the Securities Act of 1933. In June 2003, we approved in principle a settlement offer by the plaintiffs, and we await the preparation by the plaintiffs of a settlement agreement. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on the Company’s financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 30, 2003. Out of 39,448,382 shares of common stock entitled to vote at such Annual Meeting, 28,472,382 shares were present in person or represented by proxy. At the Annual Meeting, the stockholders of the Company approved the following matters:

(1)	The election of Charles R. Cantor, Ph.D., Daniel Kisner, Ph.D., and Ronald Linsday, Ph.D. as Class III directors of the Company to hold office for a term expiring at the 2006 Annual Meeting of Stockholders. The vote for the nominated directors was as follows:

Charles R. Cantor, Ph.D., 22,513,538 votes cast for and 5,958,844 votes withheld; Daniel Kisner, Ph.D., 22,513,538 votes cast for and 5,958,844 votes withheld; and Ronald Linsday, Ph.D., 22,513,538 votes cast for and 5,958,844 votes withheld.

After the Annual Meeting, Harry F. Hixson, Jr., Ph.D., Kris Venkat, Ph.D., and Antonius Schuh, Ph.D. continued to serve as directors of the Company with terms expiring at the 2004 Annual Meeting of Stockholders and Ernst-Gunter Afting, Ph.D., M.D., and John E. Lucas continued to serve as directors of the Company with terms expiring at the 2005 Annual Meeting of Stockholders.

(2)	The stockholders ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003. 25,545,939 votes were cast for approval, 2,785,766 votes were cast against, and 140,677 votes abstained.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(b) Reports on Form 8-K

Report on Form 8-K filed on April 29, 2003 for press release dated April 29, 2003 announcing the Company’s financial results for the quarter ended March 31, 2003.

Report on Form 8-K filed on May 20, 2003 announcing the resignation of Mr. Michael Fitzgerald, a director of the Company, and containing a letter, dated May 14, 2003, detailing the reasons for his resignation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUENOM, INC.
Dated: August 12th, 2003

	By:	/s/ STEPHEN L. ZANIBONI

Stephen L. Zaniboni
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)