Form 10-Q
period 2003-09-30
SEQUENOM INC
filed 2003-11-12
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2003 was 39,978,619.

SEQUENOM, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,103	$32,052
Short-term investments, available-for-sale	23,099	57,570
Restricted cash and investments	5,677	5,977
Accounts receivable, net	5,073	7,714
Inventories, net	11,417	7,710
Other current assets and prepaid expenses	3,528	3,320

Total current assets	87,897	114,343
Equipment and leasehold improvements, net	11,612	15,926
Intangible assets, net	12,017	14,590
Restricted cash and investments	5,338	6,951
Other assets	464	798

Total assets	$117,328	$152,608

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,332	$8,345
Accrued expenses	7,077	7,940
Accrued acquisition and integration costs	1,856	3,926
Deferred revenue	2,865	3,107
Current portion of long-term bank debt	5,476	4,942
Current portion of capital lease obligations	406	713

Total current liabilities	24,012	28,973
Deferred revenue, less current portion	183	733
Capital lease obligations, less current portion	257	508
Long-term debt, less current portion	7,040	9,234
Long-term deferred tax liability	3,965	4,911
Commitments and contingences	—	—

Stockholders’ equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 39,502,129 and 39,395,262 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	40	39
Additional paid-in capital	452,903	452,725
Deferred compensation related to stock options	(39)	(187)
Accumulated other comprehensive income	383	389
Accumulated deficit	(371,416)	(344,717)

Total stockholders’ equity	81,871	108,249

Total liabilities and stockholders’ equity	$117,328	$152,608

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share and share information)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues:
Product related	$6,578	$6,554	$20,547	$17,560
Services	564	275	1,384	5,445
Research	14	65	322	184

Total revenues	7,156	6,894	22,253	23,189

Costs and expenses:
Cost of product and service revenue	3,853	4,102	12,441	13,210
Research and development	6,064	9,157	18,402	25,365
Selling, general and administrative	5,697	6,783	17,495	21,034
In-process research and development	—	3,668	—	3,668
Integration costs	—	—	—	3,000
Amortization of acquired intangibles	857	944	2,577	2,815
Amortization of deferred stock compensation	43	95	149	359

Total costs and expenses	16,514	24,749	51,064	69,451

Loss from operations	(9,358)	(17,855)	(28,811)	(46,262)

Net interest income	195	921	862	3,036
Other income (expense), net	58	(386)	305	(702)

Net loss before income taxes and cumulative effect of accounting change	(9,105)	(17,320)	(27,644)	(43,928)

Deferred income tax benefit	291	328	945	982

Net loss before cumulative effect of accounting change	(8,814)	(16,992)	(26,699)	(42,946)
Cumulative effect of accounting change	—	—	—	(116,947)

Net loss	$(8,814)	$(16,992)	$(26,699)	$(159,893)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.22)	$(0.45)	$(0.68)	$(1.14)
Cumulative effect of accounting change	—	—	—	(3.10)

Net loss per share, basic and diluted	$(0.22)	$(0.45)	$(0.68)	$(4.24)

Weighted average shares outstanding, basic and diluted	39,531,761	38,197,440	39,470,801	37,729,529

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended September 30,
	2003	2002
	(Unaudited)
Operating activities
Net loss	$(26,699)	$(159,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	116,947
In-process research and development	—	3,668
Other non-cash items	6,968	10,660
Changes in operating assets and liabilities:
Inventories	(3,222)	373
Accounts receivable	2,893	3,509
Other current assets	(138)	595
Other assets	334	542
Accounts payable and accrued expenses	(5,257)	(9,632)
Deferred revenue	(709)	(5,867)
Other liabilities	568	3,493

Net cash used in operating activities	(25,262)	(35,605)

Investing activities
Purchase of equipment and leasehold improvements	(1,508)	(4,647)
Net change in restricted cash	1,950	(6,360)
Net change in marketable investment securities	34,568	27
Cash received from purchase acquisition	—	547
Investment in investee	—	(1,000)

Net cash provided by/(used in) investing activities	35,010	(11,433)

Financing activities
Net payments on capital lease obligations	(557)	(815)
Net (payments)/proceeds of long-term debt	(1,660)	5,821
Proceeds from exercise of stock options and ESPP purchases	474	999

Net cash (used)/provided by financing activities	(1,743)	6,005

Net increase/(decrease) in cash and cash equivalents	8,005	(41,033)
Effect of exchange rate changes on cash and cash equivalents	(954)	(429)
Cash and cash equivalents at beginning of period	32,052	71,686

Cash and cash equivalents at end of period	$39,103	$30,224

Supplemental schedule of financing activities:
Fair value of net assets acquired, net of cash	$—	$4,072

Supplemental disclosure of cash flow information:
Interest paid	$514	$275

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of SEQUENOM, Inc. (“SEQUENOM” or the “Company” or “we” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results for a full year.

The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (“SEC”).

(2) Segment information

We report our financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. Segment financial information for the three and nine months ended September 30, 2002 has been reclassified between the segments to reflect our view of the business segment allocation. Genetic service revenue of approximately $0.3 million and $5.4 million and associated cost of product and service revenue of approximately $0.4 million and $3.9 million, respectively for the three and nine months ended September 30, 2002 previously allocated to SEQUENOM Genetic Systems, have been reallocated to SEQUENOM Pharmaceuticals to conform with current year presentation in the segmental information provided below.

Segment information for the three months and nine months ended September 30, 2003 and 2002 is as follows (dollars in thousands, unaudited):

	Three months ended September 30, 2003			Three months ended September 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Revenues from external customers	$6,548	$608	$7,156	$6,540	$354	$6,894
Loss from operations	$(3,206)	$(6,152)	$(9,358)	$(6,315)	$(11,540)	$(17,855)

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Revenues from external customers	$20,416	$1,837	$22,253	$17,521	$5,668	$23,189
Loss from operations	$(10,192)	$(18,619)	$(28,811)	$(20,720)	$(25,542)	$(46,262)

We have no intersegment revenues. Corporate costs are allocated to segments based on each segment’s estimated portion of total operational expenses. We do not currently segregate assets by segment because a

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant portion of our total assets are cash, cash equivalents, and marketable securities. We are evaluating the feasibility and usefulness of assigning our other assets to SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals segments and may report assets by segment in the future.

(3) Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for us, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Comprehensive loss:
Net loss applicable to common stock	$(8,814)	$(16,992)	$(26,699)	$(159,893)
Change in unrealized gains (losses)	(222)	(244)	(6)	(1,060)

Comprehensive loss	$(9,036)	$(17,236)	$(26,705)	$(160,953)

(4) Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and were excluded from historical diluted net loss per share because of their anti-dilutive effect.

(5) Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based employee compensation. Under APB No. 25, if the exercise price of our employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation cost for stock-based awards had been determined consistent with the fair value method prescribed in SFAS No. 123, our net loss would have been the following pro forma amounts (dollars in thousands, except per share information, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Loss before cumulative effect of accounting change as reported	$(8,814)	$(16,992)	$(26,699)	$(42,946)
Total stock-based employee compensation determined under fair value based method for all awards	(876)	(2,758)	(3,621)	(5,713)

Pro forma loss before cumulative effect of accounting change	$(9,690)	$(19,750)	$(30,320)	$(48,659)

Net loss before cumulative effect of accounting change per share, basic and diluted, as reported	$(0.22)	$(0.45)	$(0.68)	$(1.14)

Pro forma net loss before cumulative effect of accounting change per share, basic and diluted	$(0.25)	$(0.52)	$(0.77)	$(1.30)

Options issued to non-employees are recorded at their fair value and periodically remeasured as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB Statement No. 123, Accounting for Stock-Based Compensation, and recognized over the related service period of the non-employee.

(6) Cumulative Effect of Accounting Change

In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have an indefinite useful life no longer be amortized but be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. We perform our annual impairment review during the fourth quarter of each year.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising on the acquisition of Gemini Genomics plc (“Gemini”) in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Upon adoption of SFAS No. 142 in January 2002, we recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of our goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. In calculating the impairment charge, the fair value of our SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology. All goodwill was attributable to the SEQUENOM Pharmaceutical segment and the charge relates entirely to that segment.

The SFAS No. 142 goodwill impairment charge was associated solely with goodwill resulting from the acquisition of Gemini. The amount of the impairment reflected a decline in long-term market expectations for genomics companies, which in turn led to a decline in our stock price since the acquisition was announced and valued for accounting purposes in May 2001.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (dollars in thousands, unaudited):

	September 30, 2003	December 31, 2002
Raw materials	$7,530	$4,299
Work in process	142	141
Finished goods	3,745	3,270

Total	$11,417	$7,710

(8) In-process Research and Development

At the time of the acquisition of Axiom Biotechnologies, Inc. (“Axiom”) in August 2002, the technological feasibility of the acquired in-process research and development had not yet been established and we determined at that time the technology had no future alternative uses and, accordingly, the value assigned to in-process research and development was immediately charged to the statement of operations.

(9) Acquisition and Integration Costs

As of September 30, 2003, we had $1.9 million remaining in accrued acquisition and integration costs, relating to the acquisitions of Gemini in 2001 and Axiom in 2002. Accruals of $23.0 million and $1.0 million were made in connection with the acquisitions of Gemini and Axiom, respectively. As of September 30, 2003, we had incurred direct costs of acquisition totaling $12.4 million, costs to close facilities and exit lease facilities of $6.0 million, and severance, retention and related employee charges of $3.7 million. As of September 30, 2003, the remaining combined acquisition liability of approximately $1.9 million related substantially to facility lease costs and employee severance costs. The amount accrued represents the portion of lease payments we expect to incur prior to subleasing or terminating the agreements relating to sites which have been determined to be in excess of our needs.

The activity in the nine months ended September 30, 2003 was as follows (dollars in millions, unaudited):

	Balance at December 31, 2002	Cash Payments	Balance at September 30, 2003
Direct costs of the acquisition	$0.2	$—	$0.2
Costs to close facilities and exit lease commitments	3.3	2.0	1.3
Severance, retention and related employee charges	0.3	—	0.3
Contract termination costs	0.1	—	0.1

	$3.9	$2.0	$1.9

Substantially all of the remaining $1.9 million balance as of September 30, 2003 relates to the acquisition of Gemini.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Product Warranties

Generally, we do not have any significant post-delivery obligations associated with our product sales. We accrue for warranty costs and other allowances at the time of shipment based on historical service expense and trends. Such amounts are not generally significant.

(11) New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments; (a) mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets, (b) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and (c) obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities. The adoption of SFAS No. 150 has not had and we do not anticipate will have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. The adoption of SFAS No. 149 has not had a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We are evaluating the adoption of FIN 46 which has not had and we do not anticipate will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amended SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The interim disclosure provisions became effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If we should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our consolidated financial position and results of operations.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB EITF issued its consensus concerning Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a liability to be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods which ended after December 15, 2002. The adoption of FIN 45 has not had a material impact on our consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our “anticipations,” “expectations,” “beliefs,” “hopes,” “plans,” “goals,” “intentions,” “strategies,” or containing similar forward looking terms or expressions such as “may”, “could”, “should” and others. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Quarterly Report on Form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002. Our expectations and the events, conditions, and circumstances on which these future forward-looking statements are based, will likely change.

SEQUENOM®, SpectroCHIP®, and MassARRAY™ are trademarks of SEQUONOM, Inc.

Overview

We are a leading genetics company organized into two business units (or segments): SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. The two business units combine to capitalize on our high-performance DNA analysis platform, single nucleotide polymorphism (“SNP”) assay portfolio, disease gene discovery programs and extensive DNA sample repository.

Since our inception, we have incurred significant losses. As of September 30, 2003, we had an accumulated deficit of $371.4 million. We expect SEQUENOM Genetic Systems to reduce its losses going forward, and expect to continue to incur losses for the foreseeable future in SEQUENOM Pharmaceuticals as we continue our research and development efforts in that unit.

SEQUENOM Genetic Systems.    This business unit includes the sales and support of our MassARRAY hardware, consumables and software product offerings, and research and development directed to new products and applications for the MassARRAY platform. We have sold our products to genetics, pharmacogenetics, diagnostic, and agricultural biotechnology companies, as well as leading research institutions, in North America, Europe, and Asia. As of September 30, 2003, our product revenues consisted of revenues from the placement of MassARRAY systems, the sales of MassARRAY consumables used with the MassARRAY systems, extended maintenance agreements for MassARRAY systems, and sales and licensing of proprietary software.

In September 2003, we launched the MassARRAY Compact system. This flexible benchtop system supports all MassARRAY applications with a reduced capital equipment expense and reduces space requirements, which should broaden our reach to a large number of customers in the worldwide DNA analysis market that could not previously afford the MassARRAY technology. We expect SEQUENOM Genetic Systems to launch other new products and product applications periodically. The impact of these new products and product applications on revenues, margins, expenses, and cash flows is uncertain and depends on many factors as described in this Quarterly Report on Form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002.

SEQUENOM Pharmaceuticals.    This business unit includes operations relating to disease gene discovery, target identification, functional validation, and ultimately diagnostic and therapeutic product development, and the provision of genetic services. SEQUENOM Pharmaceuticals applies the power of human genetics to systematically identify potential disease-related genes that affect significant portions of the overall population. Our service revenues consist of genetic validation services, royalties on licensed technology, and research income.

Our technology enables us to scan most genes in the human genome for association with a given disease, using large sample populations. Using our technology, we are generating a portfolio of candidate disease gene markers associated with significant human health disorders, including cardiovascular disease, cancer, schizophrenia, diabetes, osteoarthritis, and obesity. By focusing on disease genes with a broad population impact, we expect to play an important role in bringing new therapeutic and diagnostic products to market while maximizing the return on their development.

Prior to September 30, 2003, we completed 12 high-resolution genetic scans of the human genome and substantially completed our gene discovery programs. The first scan used our healthy population DNA bank to identify genes with a general impact on human health. Approximately 100,000 validated SNP assays were measured across 1,500 individuals, with several high-confidence targets identified. Similarly, we completed full genome scans in melanoma, breast cancer, prostrate cancer, HDL-cholesterol, osteoarthritis, osteoporosis, schizophrenia, lung cancer, type II diabetes, obesity, and hypertension populations, typically using approximately 28,500 SNP markers across 500 to 1,000 individuals. These scans are yielding encouraging portfolios of potential disease-related genes. We normally replicate our initial findings in additional populations followed by appropriate biological confirmation experiments where feasible. Our goal is to move these disease-related gene targets forward in an effort to ultimately produce therapeutic and diagnostic products, predominantly through partnering with larger pharmaceutical and biotechnology companies.

Revenues may fluctuate significantly as revenues are expected to be based upon licensing of gene and marker-related intellectual property and information and the obligations and timing of any licensing and milestone payments and the timing of any future diagnostic and therapeutic product sales are all factors that are uncertain and difficult to predict. To reach the ultimate goal of diagnostic or therapeutic product sales, significant dollar amounts will need to be invested in research and development efforts and regulatory approvals over several years. The timing and impact of revenues and expenses is uncertain and depends on many factors as described in this Quarterly Report on Form 10-Q under the caption “Risks and Uncertainties” and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

Business segment highlights for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands, unaudited):

	Three months ended
	September 30, 2003			September 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Product sales	$6,548	$30	$6,578	$6,540	$14	$6,554
Validation services	—	564	564	—	275	275
Research	—	14	14	—	65	65

Total revenues	6,548	608	7,156	6,540	354	6,894
Cost of product and service revenue	3,406	447	3,853	3,739	363	4,102
Research and development	2,139	3,925	6,064	3,791	5,366	9,157
Selling, general and administrative	4,178	1,519	5,697	5,237	1,546	6,783
In-process research and development	—	—	—	—	3,668	3,668
Integration costs	—	—	—	—	—	—
Amortization of acquired intangibles	—	857	857	—	944	944
Amortization of deferred stock compensation	31	12	43	88	7	95

Total costs and expenses	9,754	6,760	16,514	12,855	11,894	24,749

Loss from operations	$(3,206)	$(6,152)	$(9,358)	$(6,315)	$(11,540)	$(17,855)

	Nine months ended
	September 30, 2003			September 30, 2002
	SEQUENOM Genetic Systems	SEQUENOM Pharma- Ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Product sales	$20,416	$131	$20,547	$17,521	$39	$17,560
Validation services	—	1,384	1,384	—	5,445	5,445
Research	—	322	322	—	184	184

Total revenues	20,416	1,837	22,253	17,521	5,668	23,189
Cost of product and service revenue	11,235	1,206	12,441	9,341	3,869	13,210
Research and development	6,768	11,634	18,402	12,489	12,876	25,365
Selling, general and administrative	12,498	4,997	17,495	16,123	4,911	21,034
In-process research and development	—	—	—	—	3,668	3,668
Integration costs	—	—	—	—	3,000	3,000
Amortization of acquired intangibles	—	2,577	2,577	—	2,815	2,815
Amortization of deferred stock compensation	107	42	149	288	71	359

Total costs and expenses	30,608	20,456	51,064	38,241	31,210	69,451

Loss from operations	$(10,192)	$(18,619)	$(28,811)	$(20,720)	$(25,542)	$(46,262)

Segment financial information for the three and nine months ended September 30, 2002 has been reclassified between the segments to reflect our view of the business segment allocation. Genetic service revenue of approximately $0.3 million and $5.4 million and associated cost of product and service revenue of approximately $0.4 million and $3.9 million for the three and nine months ended September 30, 2002, respectively, allocated to SEQUENOM Genetic Systems, have been reallocated to SEQUENOM Pharmaceuticals to conform with current year presentation in the segmental information provided above.

We do not currently segregate assets by segment because a significant portion of our total assets are assets commonly used by both segments and cash, cash equivalents and marketable securities. We are evaluating the feasibility and usefulness of assigning our other assets to SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals segments and may report assets by segment in the future.

SEQUENOM Genetic Systems

Revenues

Revenues for both the three months ended September 30, 2003 and 2002 were $6.5 million, and revenues for the nine months ended September 30, 2003 increased to $20.4 million from $17.5 million for the same period in 2002. These product revenues were derived from the sale of MassARRAY systems and products, consumables including our proprietary SpectroCHIP™ bioarrays, maintenance contracts, and the sale and licensing of our proprietary software. The composition of product revenues changed from the three months ended September 30, 2002 as consumables increased from $2.4 million to $4.2 million while sales of MassARRAY system hardware decreased from 2002. The increase in product revenues for the nine months ended September 30, 2003 over the same period in 2002 resulted primarily from an increase in sales of consumables from $6.3 million to $10.5 million.

Cost of Product Revenue and Gross Margin

Cost of product revenues for the three and nine months ended September 30, 2003 were $3.4 million and $11.2 million, respectively, compared to $3.7 million and $9.3 million, respectively, for the same periods in 2002. Gross margin for the three and nine months ended September 30, 2003 was 48% and 45% compared to 43% and 47%, respectively, for the same periods of the prior year. Gross margins increased for the three months ended September 30, 2003 from the three months in the prior year as the overall mix of products sold in the three months ended September 30, 2003, included a higher proportion of higher-margin consumable sales. Gross margins decreased for the nine months ended September 30, 2003 from the nine months in the prior year as the overall mix of products sold in 2003 included fewer MassARRAY system hardware components but more higher-margin maintenance and consumable sales, offset by the phase-out of old products as a result of new product offerings. We believe that gross margin in future periods will be affected by, among other things, the mix of products sold, competitive conditions, sales volumes, and royalty payments on in-licensed technologies.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2003 decreased to $2.1 million and $6.8 million, respectively from $3.8 million and $12.5 million, respectively, for the same periods of the prior year. These expenses consist primarily of salaries and related personnel costs, and costs related to developing next generation MassARRAY products and product applications. The $1.7 million and $5.7 million decrease in the three and nine months ended September 30, 2003, respectively, resulted primarily from a decrease in personnel and the transfer of resources to the SEQUENOM Pharmaceuticals segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2003 decreased to $4.2 million and $12.5 million, respectively, from $5.2 million and $16.1 million in the same periods of the prior year. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, legal, finance and human resource personnel, and their related functions’ expenses. The $1.0 million and $3.6 million decrease from the three and nine months ended September 30, 2002 and 2003 resulted primarily from a reduction in personnel and associated costs.

Amortization of Deferred Stock Compensation

Deferred stock compensation relates to stock options granted prior to our initial public offering (“IPO”) in January 2000 and represents the difference between the estimated fair value of our common stock and the exercise price of stock options at the date of grant. Amortization of deferred compensation for the three and nine months ending September 30, 2003 totaled approximately $31,000 and $107,000, respectively, compared to $88,000 and $288,000 for the same periods in 2002. We expect the remaining deferred stock compensation to be completely amortized by the end of 2003. These amounts are being amortized on an estimated basis over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

SEQUENOM Pharmaceuticals

Revenues

Total revenues for the SEQUENOM Pharmaceuticals segment increased to $0.6 million from $0.4 million for the three months ended September 30, 2003 and 2002, respectively and declined to $1.8 million from $5.7 million for the nine months ended September 30, 2003, and 2002, respectively. Service revenues for the three months ended September 30, 2003 increased to $0.6 million from $0.3 million for the same period in 2002. Service revenues for the nine months ended September 30, 2003 decreased to $1.4 million from $5.4 million for the same period in 2002 following the completion of a major collaboration in June, 2002. We derived these revenues from the completion of significant phases of genetic service projects. The service revenue marketplace is competitive, tends to be lower margin, and we do not anticipate significant revenue from this area in the short term, if at all.

Research revenues for the three months ended September 30, 2003 were approximately $14,000 decreasing from $65,000 for the three months ended September 30, 2002. Research revenues for the nine months ended September 30, 2003 were approximately $322,000 increasing from $184,000 for the nine months ended September 30, 2002. Of this increase, $120,000 resulted from a research contract assumed in connection with the acquisition of Axiom. This research contract was completed during the first quarter of 2003 and no further revenue is anticipated. The remaining increase arose from other research contracts and grant funding received.

We expect that future revenues will be affected by, among other things, customer budgets, competitive conditions and government research funding.

Cost of Revenue and Gross Margin

Cost of revenues for the three and nine months ended September 30, 2003 were $0.4 million and $1.2 million, respectively, compared to $0.4 million and $3.9 million for the same periods of 2002 and are primarily dependent on service work completed. Gross margin for the three and nine months ended September 30, 2003 was 26% and 34%, respectively, compared to -3% and 32%, respectively, for the same periods of the prior year. Gross margins on services are dependent on the particular contract terms of the work undertaken in each quarter.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2003 decreased to $3.9 million and $11.6 million, respectively, from $5.4 million and $12.9 million, respectively, in the same periods of the prior year. These expenses consist primarily of salaries and related personnel costs, materials costs, costs related to our disease gene discovery programs, and costs relating to work performed under research contracts. The $1.5 million and $1.3 million decrease from the three and nine months ended September 30, 2002, respectively, resulted from the disposition of two foreign locations in 2002, reducing our headcount, and operating expenses, partially offset by our acquisition of Axiom, for which research and development expenses were consolidated with ours from September 1, 2002, and reallocation of existing resources toward pharmaceutical research.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 remained constant at $1.5 million compared to the same period of the prior year, and increased to $5.0 million from $4.9 million for the nine months ended September 2003 and 2002, respectively. These expenses consist primarily of salaries and related costs for business development, legal, finance and human resource personnel. The increase from 2002 to 2003 resulted primarily from additional patent application related expenses.

Integration Cost

The $3.0 million integration cost in 2002 related to our decision during the quarter ended June 30, 2002, to close our Uppsala, Sweden, facility.

In-process Research and Development

The $3.7 million in-process research and development charge in 2002 related to the acquisition of Axiom in August 2002, at which time the technological feasibility of the acquired in-process research and development had not been established and we determined the technology had no future alternative uses. Accordingly, the value assigned to in-process research and development was immediately charged to the statement of operations.

Amortization of Acquired Intangibles

In connection with the acquisitions of Gemini in 2001 and Axiom in 2002, we acquired approximately $16.6 million of intangible assets, including clinical data collections, cell lines, and intellectual property. These intangible assets have been allocated to the SEQUENOM Pharmaceuticals segment and are being amortized over three to five years. The amortization expense in the three and nine months ended September 30, 2003 was $0.9 million and $2.6 million, respectively, compared to $0.9 million and $2.8 million, respectively, for the same periods of 2002. The reduction in amortization charge relates to a reduction in intangible assets following the closure of our Uppsala, Sweden operations in 2002.

Amortization of Deferred Stock Compensation

Amortization of deferred compensation in connection with stock options granted prior to our IPO totaled approximately $12,000 and $42,000 during the three and nine months ended September 30, 2003, respectively, compared to $7,000 and $71,000, respectively, for the same periods of 2002. We expect the remaining deferred stock compensation to be completely amortized by the end of 2003.

Non-Segmental Items

Net Interest Income

Net interest income represents returns on our cash and short-term investments, less interest expense on our bank loans and capital lease obligations. Net interest income for the three and nine months ended September 30, 2003 decreased to $0.2 million and $0.9 million respectively from $0.9 million and $3.0 million for the same periods in the prior year. The decrease in net interest income resulted from lower interest rates, lower average cash balances, and higher interest expense as a result of higher average bank loan and asset-backed borrowings.

Cumulative Effect of Accounting Change

In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have an indefinite useful life no longer be amortized but be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. We perform our annual impairment review during the fourth quarter of each year.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. No amortization on the goodwill arising as a result of our acquisition of Gemini in September 2001 was recognized during 2001 in accordance with the transition arrangements in SFAS No. 142. Upon adoption of SFAS No. 142 in January 2002, we recognized a one-time, non-cash charge of $116.9 million to reduce the carrying value of our goodwill. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the consolidated statement of operations. All goodwill is attributable to the SEQUENOM Pharmaceuticals segment. In calculating the impairment charge, the fair value of the SEQUENOM Pharmaceuticals segment was estimated using a discounted cash flow methodology, and the charge related entirely to that segment.

The SFAS No. 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of Gemini. The amount of the impairment primarily reflects a decline in long term market expectations for genomics companies which in turn has led to a decline in our stock price since the acquisition was announced and valued for accounting purposes in May 2001. The review in the fourth quarter of 2002, as required by SFAS No. 142, examined the remaining $25 million of goodwill of the SEQUENOM Pharmaceuticals segment and found it all to be impaired. This impairment was recorded in the quarter ended December 31, 2002.

Liquidity and Capital Resources

In February 2000, we completed our IPO raising net proceeds of approximately $144.1 million. As of September 30, 2003, cash, cash equivalents, short-term investments and restricted cash totaled $73.2 million compared to $102.6 million as of December 31, 2002. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the nine months ended September 30, 2003 was $25.3 million compared to $35.6 million for the same period in 2002. The use of cash was a result of the net loss of $26.7 million for the nine months ended September 30, 2003, a net use of cash in assets and liabilities of $5.5 million, partially offset by $7.0 million of non-cash items, primarily depreciation and amortization. Investing activities, other than the changes in our short-term investments and restricted cash, used $1.5 million in cash during the first nine months of 2003 due to leasehold improvements and purchases of additional laboratory equipment.

Net cash utilized by financing activities was $1.7 million for the nine months ended September 30, 2003 compared to $6.0 million raised during the same period in 2002. Financing activities during the first nine months of 2003 included net payments of $2.2 million from long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of approximately $0.5 million.

The following table summarizes our contractual obligations as of September 30, 2003 (dollars in millions):

Contractual obligations	Total	Less than one year	1-3 years	After 3 years
Open purchase orders	$5.8	$5.8	$—	$—
Long-term debt	12.5	5.5	7.0	—
Capital lease obligations	0.7	0.4	0.3	—
Operating leases	56.2	4.4	9.1	42.7

Total contractual obligations	$75.2	$16.1	$16.4	$42.7

Future operating commitments for leases have not been reduced by anticipated future sublease rentals aggregating $1.0 million. Open purchase orders relate primarily to inventory items and research and development supplies.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements at least through 2005. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing diagnostic and therapeutic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and particularly including our level of investment in drug discovery and development programs in the SEQUENOM Pharmaceuticals business unit;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire technologies or companies;

•	our success in consolidating and integrating into our business any business that we may acquire in the future;

•	the level of our acquisition and integration expenses, including tax and other liabilities from the Gemini, Axiom or other acquisitions;

•	the level of our expenses associated with filing and prosecuting patent applications;

•	the extent to which parties may seek to circumvent our patent rights by re-using our consumable chips, or by other means;

•	the level of our legal expenses including those expenses associated with intellectual property related litigation, other litigation, and termination of agreements; and

•	regulatory changes, competition, and technological developments in our markets.

We have a $25.0 million bank line of credit, of which $15.4 million is available for borrowing. We have no commitments for any additional financings. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

Risks and Uncertainties

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

We have a limited operating history.

We are a relatively new company and, for the most part, our technologies, particularly in the SEQUENOM Pharmaceuticals unit, are still in the early stages of development. For the SEQUENOM Genetic Systems unit, we have only recently begun to incorporate our technologies into commercial products and we continue to commercialize new products and create new applications for our products. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications in the life science and pharmaceutical industries. We need to make significant investments to ensure our products perform properly and are cost-effective. We will need to obtain certain regulatory approvals to sell our products for future diagnostic and therapeutic applications. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

•	can be manufactured in sufficient quantities or at a reasonable cost;

•	can be marketed and sold successfully;

•	are accepted in the genomic, diagnostic, pharmaceutical or other markets;

•	meet customers’ demands;

•	do not infringe the intellectual property rights of others; or

•	have significant intellectual property protection or are otherwise protected from competition by others.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At September 30, 2003, our accumulated deficit was approximately $371.4 million. These losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, and general and administrative costs as well as costs associated with consolidating and completing the integration of Gemini and Axiom into our business, and any other business or technology that we may acquire in the future. Our general and administrative costs are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure, and as we continue to file and prosecute patent applications protecting our inventions. To achieve profitability, we would need to generate significant additional revenue. It is uncertain when, if ever, we will become profitable as a company, or when, if ever, the SEQUENOM Genetic Systems or Pharmaceutical units will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to enter into and maintain strategic collaborations;

•	our success in selling, and changes in the demand for, our products and services;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing of any new product or service offerings and demand and acceptance by customers;

•	the introduction of new products and services by our competitors;

•	changes in the research and development budgets of our customers and collaborative partners;

•	changes in the regulatory environment affecting health care and health care providers;

•	our progress with research and development, particularly in our SEQUENOM Pharmaceuticals business unit;

•	our ability to identify, validate, promote, and license or sell, candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost and timing of our adoption of new technologies;

•	the cost, quality and availability of our SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	the cost of integrating and consolidating the operations of Gemini, Axiom and any other business that we may acquire in the future into our business;

•	our ability to conduct preclinical studies and clinical trials of any potential therapeutic, diagnostic or other products and obtain regulatory approval of any potential products;

•	the extent to which parties may seek to circumvent our patent rights; and

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, or other types of obligations or rights.

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

A decline in the demand for MassARRAY systems and consumables, or a demand for less expensive versions of the MassARRAY system, would reduce our total revenues and harm our business. We expect that sales of MassARRAY systems and consumables will account for a substantial portion of our total revenues for the foreseeable future. The following factors, among others, would reduce the demand for MassARRAY products:

•	competition from other products;

•	failure of SNPs to demonstrate medical relevance;

•	changes in fiscal policies and the economy which negatively impact customer buying decisions;

•	negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers; and

•	intellectual property claims or litigation.

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

We must form research collaborations and licensing arrangements with several collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. We cannot be sure that we will be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products, such as our proposed thermocycler product, or that we can do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer. If we increase the number of collaborations, it will become more difficult to manage the various collaborations successfully and the potential for conflicts among the collaborators will increase.

Our grants from the government provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

We may not successfully develop or derive revenues from our gene discovery programs.

The SEQUENOM Pharmaceuticals unit’s gene discovery programs are still in a relatively early stage of implementation, continue to evolve, and may not result in marketable products. We are directing our technology and development focus primarily toward identifying and validating genes that are believed to be responsible for, or indicate the presence of, certain diseases.

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

A reduction or lack of revenues from service contracts and collaborations would harm our business.

Lack of demand for our genetic services or a reduction in the level of such services performed on behalf of collaborators would reduce our total revenues and harm our business. We expect that revenue from service and research contracts may account for a small portion of our total revenues for the foreseeable future. The following factors, among others, may reduce or eliminate the demand for our services:

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

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements at least through 2005. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors are discussed above under the heading “Liquidity and Capital Resources”

We and our collaborative partners may not be successful in developing or commercializing therapeutic, diagnostic or other products using our products, services or discoveries.

Development of therapeutic, diagnostic and other products based on our discoveries or our collaborative partners’ discoveries will be subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

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

If a collaborator or we discover therapeutic, diagnostic or other products using our products, services or discoveries in a collaboration, we may rely on that collaborator for product development, regulatory approval, manufacturing and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties or other payments we may be entitled to under the terms of the collaboration agreement. If we are unable to successfully achieve milestones or our collaborative partners fail to develop successful products, we will not earn the revenues contemplated. Our collaboration agreements may allow our collaborators significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our collaborators may devote to our programs or potential products. As a result, we cannot be certain that our collaborators will choose to develop or commercialize any products or will be successful in doing so. In addition, if a collaborator is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone and similar payment provisions contained in our agreement with that collaborator.

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

Some of the products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes and SNPs may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes and SNPs in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of drugs and diagnostics or other products in the future, or that any genetic-based findings would be accepted by diagnostic, pharmaceutical or biotechnology companies or by any other potential market or industry segment. If we or our customers or collaborators are unable to generate valuable information that can be used to develop these drugs and diagnostics or other products, the demand for our products and services will be reduced and our business will be harmed.

We may not be able to successfully adapt our products for commercial applications.

A number of potential applications of our MassARRAY technology may require significant enhancements in our core technology. If we are unable to complete the development, introduction or scale-up of any product, or if any of our new products or applications, such as gene expression analysis, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that have been already established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications and services into the marketplace.

If we do not succeed in obtaining development and marketing rights for some of the products developed in collaboration with others, our revenue and profitability could be reduced.

Our business strategy includes, in part, the development of products in collaboration with others, and we intend to obtain commercialization or royalty rights to those products. If we are unable to obtain rights to those products, or are unable to do so on favorable financial terms, our revenue and profitability could be reduced. To date, we have initiated limited activities towards the exploitation of any commercialization rights or products developed in collaboration with third parties. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain, or commercialization may be financially unattractive based upon the revenue-sharing terms provided for in the relevant collaboration agreement.

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

If the validity of the consents from volunteers were to be challenged, we could be forced to stop using some of our resources, which would hinder our gene discovery and validation programs.

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our subsidiaries and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples to be used for purposes which extend to cover our gene discovery programs and other activities. We have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and to a large extent we rely upon our clinical collaborators for appropriate compliance with the voluntary consents provided and with local law and regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us or our clinical collaborators could deny us access to or force us to stop using some of our clinical or genetic resources which would hinder our gene discovery programs. We could become involved in legal challenges which could consume a substantial proportion of our management and financial resources.

We may not successfully integrate acquired businesses.

We have acquired two companies, Gemini and Axiom, and in the future, we may acquire additional businesses or technologies, or enter into other strategic transactions. Managing these acquisitions and any future acquisitions will entail numerous operational and financial risks, including:

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

The biotechnology industry is highly competitive. We expect to compete with a broad range of companies in the United States and other countries that are engaged in the development and production of products, services and strategies to analyze genetic information. They include:

•	biotechnology, pharmaceutical, diagnostic, chemical and other companies;

•	academic and scientific institutions;

•	governmental agencies; and

•	public and private research organizations.

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

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford meaningful protection for our technology and products. Others may challenge our patents, and as a result, our patents could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents. Others may develop products for use with the MassARRAY system in violation of our patents, or by operating around our patents or license agreements, which could reduce sales of our consumables. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or litigation against others. These activities would be expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

We may be accused of infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation would adversely affect our business, financial condition and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse affect on our business, financial condition and results of operations.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain and motivate highly skilled personnel, particularly scientific, pharmaceutical, medical and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend.

If we do not effectively manage our business as it evolves, it could affect our ability to pursue opportunities and expand our business.

Evolution in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business units, it could affect our ability to pursue business opportunities and expand our business. We have restructured our business into the SEQUENOM Pharmaceuticals and SEQUENOM Genetic Systems units and face additional challenges in effectively managing these units. We may continue to restructure our company and units which could put additional strain on management.

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

Our revenues are subject to the risks faced by pharmaceutical, diagnostic, and biotechnology companies and governmental and other research institutions.

We expect that our revenues in the foreseeable future will be derived primarily from MassARRAY system products and services provided to pharmaceutical and biotechnology companies and governmental and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology and pharmaceutical companies. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would seriously harm our business, financial condition and results of operations. The Nasdaq National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. During 2002 and in the first quarter of 2003, the closing price of our common stock fell to a low of $1.31 per share. If the closing bid price of our common stock falls below $1.00 per share for thirty consecutive trading days, Nasdaq may choose to delist our common stock from the Nasdaq National Market. If the stock were delisted, the ability of our shareholders to sell their common stock would be negatively affected.

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

The table below sets forth our currency exposure (i.e., those transactional exposures that give rise to the net currency gains and losses recognized in the income and expenditure account) on our net monetary assets and liabilities. These exposures consist of our monetary assets and liabilities that are not denominated in the functional currency used by us or our subsidiary or affiliate having the asset or liability (dollars in millions, unaudited).

Functional currency of operations	As of September 30, 2003 Net foreign monetary assets
	US dollars	GBP
Great British Pound	$0.5	—
Euro	$1.5	$0.2

A movement of 10% in the US dollar to GBP exchange rate would create an unrealized gain or loss of approximately $20,000.

A movement of 10% in the US dollar to EUR exchange rate would create an unrealized gain or loss of approximately $200,000.

We had no off-balance sheet, or unrecognized, gains or losses in respect of financial instruments used as hedges at the beginning or end of the three and nine months ended September 30, 2003. We had no deferred gains or losses during the periods covered.

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

Limitations on the Effectiveness of Controls.    The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures along with its system of internal controls, will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

(b) Reports on Form 8-K

Report on Form 8-K filed on July 29, 2003 for press release dated July 29, 2003 announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUENOM, INC.

Dated: November 10, 2003

	By:	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)