Form 10-Q
period 2004-03-31
SEQUENOM INC
filed 2004-05-10
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2004 was 39,644,205.

SEQUENOM, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	March 31 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,183	$17,940
Short-term investments, available-for-sale	32,053	39,792
Restricted cash and investments	3,374	5,469
Accounts receivable, net	2,048	4,076
Inventories, net	8,975	10,569
Other current assets and prepaid expenses	954	1,142

Total current assets	65,587	78,988
Equipment and leasehold improvements, net	8,730	9,838
Intangible assets, net	10,400	11,338
Restricted cash and investments	5,845	4,253
Other assets	495	519

Total assets	$91,057	$104,936

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,683	$5,256
Accrued expenses	7,636	8,223
Accrued acquisition and integration costs	593	551
Deferred revenue	2,089	2,542
Current portion of long-term bank debt	3,555	5,621
Current portion of capital lease obligations	320	451

Total current liabilities	17,876	22,644
Deferred revenue, less current portion	26	34
Capital lease obligations, less current portion	26	57
Long-term debt, less current portion	6,879	5,624
Long-term accrued acquisition and integration costs, less current portion	788	888
Long-term deferred tax liability	3,382	3,674

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares—5,000,000	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 39,644,243 and 39,565,342 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	40	39
Additional paid-in capital	453,216	453,096
Accumulated other comprehensive income	109	278
Accumulated deficit	(391,285)	(381,398)

Total stockholders’ equity	62,080	72,015

Total liabilities and stockholders’ equity	$91,057	$104,936

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Three months ended March 31,
	2004	2003
	(Unaudited)
Revenues:
Product related	$4,821	$6,595
Services	121	583
Research	192	265

Total revenues	5,134	7,443

Costs and expenses:
Cost of product revenue	2,790	3,428
Cost of service revenue	175	538
Research and development	6,014	5,882
Selling, general and administrative	5,625	5,949
Amortization of acquired intangibles	857	859
Amortization of deferred stock compensation	—	58

Total costs and expenses	15,461	16,714

Loss from operations	(10,327)	(9,271)
Net interest income	104	407
Other income (expense), net	48	(8)

Net loss before income taxes	(10,175)	(8,872)
Deferred income tax benefit	290	327

Net loss	$(9,885)	$(8,545)

Net loss per share, basic and diluted	$(0.25)	$(0.22)

Weighted average shares outstanding, basic and diluted	39,615	39,431

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
	(Unaudited)
Operating activities
Net loss	$(9,885)	$(8,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Other non-cash items	2,655	2,907
Deferred income tax benefit	(290)	(327)
Changes in operating assets and liabilities:
Inventories	1,554	(4,045)
Accounts receivable	2,020	701
Other current assets	185	(397)
Other assets	23	1
Accounts payable and accrued expenses	(2,659)	(1,115)
Deferred revenue	(441)	(294)
Other liabilities	366	640

Net cash used in operating activities	(6,472)	(10,474)

Investing activities
Purchase of equipment, leasehold improvements and intangibles	(622)	(904)
Net change in restricted cash	496	(1,495)
Net change in marketable investment securities	7,762	5,760

Net cash provided in investing activities	7,636	3,361

Financing activities
Net payments on capital lease obligations	(161)	(307)
Net (payments)/proceeds of long-term debt	(811)	1,214
Proceeds from exercise of stock options and ESPP purchases	120	72

Net cash (used)/provided by financing activities	(852)	979

Net increase/(decrease) in cash and cash equivalents	312	(6,134)
Effect of exchange rate changes on cash and cash equivalents	(69)	(310)
Cash and cash equivalents at beginning of period	17,940	26,348

Cash and cash equivalents at end of period	$18,183	$19,904

Supplemental disclosure of cash flow information:
Interest paid	$104	$181

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

The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain amounts in the December 31, 2003 balance sheet have been reclassified to conform with current year presentation.

These financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in SEQUENOM’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”).

(2) Segment information

We report our financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals.

Segment information for the three months ended March 31, 2004 and 2003 is as follows (dollars in thousands):

	Three months ended March 31, 2004			Three months ended March 31, 2003
	SEQUENOM Genetic Systems	SEQUENOM Pharma ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma Ceuticals	Total
Revenues from external customers	$4,798	$336	$5,134	$6,530	$913	$7,443
Loss from operations	$(4,569)	$(5,758)	$(10,327)	$(3,424)	$(5,847)	$(9,271)

We have no intersegment revenues. Corporate costs are allocated to segments based on each segment’s estimated portion of total operational expenses. We do not currently segregate assets by segment because a significant portion of our total assets are cash, cash equivalents, and marketable securities which we do not assign to our two operating segments.

(3) Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for us, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
Comprehensive loss:
Net loss applicable to common stock	$(9,885)	$(8,545)
Change in unrealized gains (losses)	(169)	(36)

Comprehensive loss	$(10,054)	$(8,581)

(4) Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including shares held in escrow relating to the acquisition of Axiom Biotechnologies, Inc. in 2002, during the three months ended March 31, 2003. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

(5) Stock-Based Compensation

We account for our stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the related Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. We have adopted the disclosure-only alternative of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”).

If compensation cost for stock-based awards had been determined consistent with the fair value method prescribed in SFAS No. 123, our net loss would have been the following pro forma amounts:

	Three months ended March 31,
(dollars in thousands, except per share information)	2004	2003
Net loss as reported	$(9,885)	$(8,545)

Total stock-based employee compensation determined under fair value based method for all awards	$(954)	$(1,655)

Pro forma net loss	$(10,839)	$(10,200)

Net loss per share, basic and diluted, as reported	$(0.25)	$(0.22)

Pro forma net loss per share, basic and diluted	$(0.27)	$(0.26)

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options or stock awards issued to non-employees are recorded at their fair value and periodically remeasured as determined in accordance with SFAS No. 123 and EITF 96-18 Accounting for Equity Instruments with Variable Terms that are Issued For Consideration other than Employee Services Under SFAS No. 123, and recognized over the related service period.

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (dollars in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$7,550	$8,159
Work in process	28	126
Finished goods	1,397	2,284

Total	$8,975	$10,569

(7) Acquisition and Integration Costs

As of March 31, 2004 we had approximately $1.4 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs. We do not know how long it will take us to sublease our remaining surplus space. The remaining amount accrued at March 31, 2004 represents approximately 29 months of remaining lease payments, net of sublease income from existing subleased space, and if we do not sublease the remaining space by the end of that term we will incur additional expense of approximately $50,000 per month for 52 more months.

The activity in the three months ended March 31, 2004 was as follows (dollars in thousands):

	Balance at December 31, 2003	Deductions	Balance at March 31, 2004
Costs to close facilities and exit lease commitments	$1,439	$(58)	$1,381

All of the remaining balance at March 31, 2004 relates to the acquisition of Gemini Genomics.

(7) Warranty reserves

Generally, we do not have any significant post-delivery obligations associated with our product sales. We accrue for warranty costs and other allowances at the time of shipment based on historical service expense and trends. Such amounts are not generally significant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed below under the caption “Risks and Uncertainties Related to Our Business”. Our expectations and the events, conditions, and circumstances on which these future forward-looking statements are based, will likely change.

SEQUENOM®, SpectroCHIP®, and MassARRAYTM are trademarks of SEQUENOM, Inc.

Overview

We are a genetics company organized into two distinct business units: SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. We have created high performance DNA analysis technology and a platform that efficiently and precisely measures genetic variation. Both business units capitalize on this platform together with our detailed knowledge of specific genetic variations in humans.

Since our inception, we have incurred significant losses. As of March 31, 2004, we had an accumulated deficit of $391.3 million. We expect SEQUENOM Genetic Systems to continue to incur losses going forward at least through the end of 2004, and we expect to continue to incur losses for the foreseeable future in SEQUENOM Pharmaceuticals as we continue our research and development efforts in that business unit.

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

As of March 31, 2004, our product revenues consisted of revenues from the sales of MassARRAY consumables and MassARRAY systems, maintenance agreements for systems, and sales and licensing of proprietary software.

MassARRAY system placements in the first quarter were below our expectation. This is the third consecutive quarter for which MassARRAY system placements were below our expectations, and for which revenues from consumables have exceeded revenues from hardware. The impact of our recently introduced MassARRAY Compact system and other new products and product applications on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described below under the caption “Risks and Uncertainties Related to Our Business”.

SEQUENOM Pharmaceuticals.    This business unit includes operations relating to disease gene discovery, target identification, functional validation, and ultimately potential diagnostic and therapeutic product development. SEQUENOM Pharmaceuticals applies human genetics to systematically identify potential disease-

associated genes that affect significant portions of the overall population. This business unit also provides genetic research services. This segment’s revenues consist primarily of genetic validation services, and grant and contract research.

Prior to March 31, 2004, we completed numerous scans of the human genome and identified over 60 candidate genes indicating association with the following diseases: breast cancer, lung cancer, prostrate cancer, melanoma, schizophrenia, type II diabetes, obesity, dyslipidemia (HDL-cholesterol), hypertension, osteoarthritis and osteoporosis. We typically replicate our initial disease-association findings in additional independent populations followed by appropriate biological confirmation experiments where feasible. We have begun internal development on a small number of our validated genetic targets. Our goal is to develop these disease-related gene targets to ultimately produce therapeutic and diagnostic products, predominantly through partnering with pharmaceutical, diagnostic and biotechnology companies.

We expect revenues for this business unit to be minimal for the foreseeable future. Substantial revenues are uncertain and to the extent that revenues are realized, if at all, they may fluctuate significantly as revenues are presently, and in the future will most likely be, based upon out-licensing of gene and target-related intellectual property, the occurrence of certain milestones, and successful product development and commercialization, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future diagnostic and therapeutic product sales is uncertain and difficult to predict. To reach the ultimate goal of diagnostic or therapeutic product sales, significant dollar amounts will need to be invested in research and development efforts and regulatory approvals over several years. The timing and impact of revenues and expenses is uncertain and depends on many factors as described below under the caption “Risks and Uncertainties Related to Our Business”.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Results of Operations—Consolidated

Revenues

Revenues for the three months ended March 31, 2004 declined to $5.1 million from $7.4 million for the same period in 2003. Product revenues were derived from the sale of consumables including our SpectroCHIP bioarray chips, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software and license fees from end-users. For the three months ended March 31, 2004 compared to the three months ended March 31, 2003, consumable revenues increased by $0.1 million from $3.3 million to $3.4 million as the cumulative number of installed systems and users, has grown; MassARRAY system hardware sales declined from $2.5 million to $0.6 million. MassARRAY system placements in the first quarter of 2004 were below our expectation and we see the number of new account opportunities for our high-throughput genotyping technology reaching saturation. In addition, the sales cycles for our recently introduced MassARRAY Gene Expression application and MassARRAY Compact system are longer than planned. We continue to develop our market for clinical genetics and molecular medicine where the testing accuracy and broad DNA analytical capabilities of our MassARRAY system are well suited. We expect that future revenues for the Genetics Systems business unit will be affected by, among other things, MassARRAY product and application demand, the acceptance of our MassARRAY Compact system, customer budgets, new product and application introductions, competitive conditions and government research funding. Service revenues from the Pharmaceuticals business unit decreased to $0.1 million in the first quarter of 2004 from $0.6 million in the first quarter of 2003. The reduction in service revenue is because we have chosen to pursue internal discovery genetics programs and to discontinue pursuit of low-margin collaborative genotyping services. We expect revenue for this business unit to be minimal for the foreseeable future as we pursue our research and development efforts related to our genetic discoveries and associated potential diagnostic and therapeutic target development.

Cost of product and service revenues and gross margin

Cost of product and service revenues declined from $4.0 million for the three months ended March 31, 2003 to $3.0 million for the same period in 2004. Gross margin decreased from 47% for the first quarter of 2003 to

42% for the first quarter of 2004 due to increased inventory reserves for slow-moving components reducing margins by 20% compared to the same period in 2003, offsetting higher-margin consumable sales making up a greater proportion of total revenue in 2004.

Research and development costs

Research and development costs increased to $6.0 million from $5.9 million for the three months ended March 31, 2004 and 2003, respectively. We expect research and development costs to increase during the second quarter of 2004 as we apply and further develop internal resources to continue our research and development efforts related to our genetic discoveries and associated potential diagnostic and therapeutic target development.

Sales, general and administrative costs

Sales, general and administrative costs decreased by $0.3 million to $5.6 million for the three months ended March 31, 2004 from $5.9 million for the same period in 2003, due to a reduction in legal-related expenses of $0.3 million and lower business development related costs. We expect headcount and related expenses to increase during 2004 as we expand our sales operations.

Amortization of acquired intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001 we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. In connection with the acquisition of Axiom Biotechnologies, Inc. in 2002 we acquired approximately $0.5 million of intangible assets, including patent rights, human cell banks, and assay technology. These intangible assets will be amortized over three to five years.

Amortization of deferred stock-based compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the three months ended March 31, 2003, we recorded amortization of deferred stock compensation of approximately $58,000. Amortization was completed during 2003, resulting in no charge for the three months ending March 31, 2004. These amounts all relate to stock options granted prior to our initial public offering in February 2000 and were amortized over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28.

Net interest income

Net interest income was $0.1 million for the three months ended March 31, 2004, compared to $0.4 million for the same period of 2003. The decrease from 2003 to 2004 resulted from lower average balances of interest-bearing investments and lower interest rates, offset by lower interest expense due to the decrease in the amount of debt outstanding during the two periods

Deferred income tax benefit

The deferred tax benefit of $0.3 million and $0.3 million for 2004 and 2003, respectively, is due to the amortization on the intangible assets, including clinical data collections and patent rights, acquired from Gemini Genomics.

Business segment highlights for the three months ended March 31, 2004 and 2003:

	Three months ended March 31, 2004			Three months ended March 31, 2003
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
	($ in thousands) (unaudited)			($ in thousands) (unaudited)
Product sales	$4,798	$23	$4,821	$6,530	$65	$6,595
Validation services	—	121	121	—	583	583
Research	—	192	192	—	265	265

Total revenues	4,798	336	5,134	6,530	913	7,443
Cost of product and service revenue	2,783	182	2,965	3,399	567	3,966
Research and development	2,385	3,629	6,014	2,351	3,531	5,882
Selling, general and administrative	4,199	1,426	5,625	4,162	1,787	5,949
Amortization of acquired intangibles	—	857	857	—	859	859
Amortization of deferred compensation	—	—	—	42	16	58
Total costs and expenses	9,367	6,094	15,461	9,954	6,760	16,714

Loss from operations	$(4,569)	$(5,758)	$(10,327)	$(3,424)	$(5,847)	$(9,271)

We do not currently segregate assets by segment because a significant portion of our total assets are assets commonly used by both segments and cash and cash equivalents which we do not assign to our two operating segments. We are evaluating the feasibility and usefulness of assigning our other assets to SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals segments and may report assets by segment in the future.

Results of Operations—SEQUENOM Genetic Systems

Revenues

Revenues for the three months ended March 31, 2004 declined to $4.8 million from $6.5 million for the three months ended March 31, 2003. These product revenues were derived from the sale of consumables including our SpectroCHIPTM bioarray chips, MassARRAY systems, licensing of our proprietary software, maintenance agreements and license fees from end-users. The decline in overall sales was mainly due to a decrease in the number of MassARRAY systems sold as our market for high-throughput genotyping appears to be reaching saturation and the sales cycle of our Compact system being longer than planned. Sales of consumables in the period ended March 31, 2004 increased to $3.4 million from $3.3 million in the period ended March 31, 2003.

Cost of Product Revenue and Gross Margin

Cost of product revenues for the three months ended March 31, 2004 was $2.8 million compared to $3.4 million for the same period in 2003. Gross margin for the three months ended March 31, 2004 was 42% compared to 48% for the same period of the prior year. Gross margins were reduced by 21% due to our additional slow-moving inventory reserves of $1.1 million for excess inventory on hand, which offset the positive effect of the overall mix of products moving towards higher-margin consumable sales from lower-margin hardware sales in the period ended March 31, 2004.

We believe that gross margin in future periods will be affected by, among other things, the mix of products sold, competitive conditions, sales volumes, inventory reserves required and royalty payment obligations on in-licensed technologies.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2004 and March 31, 2003 were $2.4 million and $2.4 million, respectively. These expenses consist primarily of salaries and related personnel costs, improvements to our existing products and validation of products under development. We expect an increase in expense in this area in 2004 as we continue research and development related to diagnostic product opportunities and as we seek regulatory approval, directly or through partners, for our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 and March 31, 2003 were $4.2 million and $4.2 million, respectively. Our expenses in 2004 and 2003 were consistent. These expenses consist primarily of salaries and related costs for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related function’s expenses. We expect headcount and related expenses to increase during 2004 as we expand our sales operations.

Results of Operations—SEQUENOM Pharmaceuticals

Revenues

Total revenues for the SEQUENOM Pharmaceuticals segment declined from $0.9 million for the three month period ended March 31, 2003 to $0.3 million for the same period ended March 31, 2004. Service revenues for the three months ended March 31, 2004 declined to $0.1 million from $0.6 million in the same period in 2003. We derived these revenues from the completion of significant phases of genetic validation projects. We expect revenue for this business unit to be minimal for the foreseeable future as we pursue our research and development efforts related to our genetic discoveries and associated potential diagnostic and therapeutic target development.

Cost of Product and Service Revenue and Gross Margin

Cost of product and service revenues for the three months ended March 31, 2004 were $0.2 million compared to $0.6 million for the same period in 2003. Gross margin for the three months ended March 31, 2004 increased to 46% from 38% for the same period of the prior year. Gross margins are dependent on the particular contract terms of the work undertaken in each quarter and the ratio of research work to service contract work.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2004 increased to $3.6 million from $3.5 million for the same period in the prior year. These expenses consist primarily of salaries and related personnel costs, materials costs and costs related to our disease gene discovery and development programs, and costs relating to work performed under research contracts. The $0.1 million increase for the three months ended March 31, 2004 from the same period in the prior year resulted from additional depreciation charges and short-term asset impairment of $0.4 million, offset by lower operating supplies and spending on collaborative research. We expect research and development expense in this segment to remain at approximately the same level in the second quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 decreased to $1.4 from $1.8 million in the same period in the prior year. These expenses consist primarily of salaries and related costs for business development, legal, finance and human resource personnel, and their related function’s expenses. The $0.4 million decrease from 2004 to 2003 resulted primarily from lower legal and business development expenses. We expect legal and business development expenses to increase during 2004.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001 and Axiom Biotechnologies, Inc. in 2002, we have acquired approximately $16.6 million of intangible assets, including clinical data collections, cell lines, and intellectual property. These intangible assets will be amortized over three to five years and are allocated to the SEQUENOM Pharmaceuticals segment. The amortization expense for the three months ended March 31, 2004 and 2003 was $0.9 million and $0.9 million, respectively.

Liquidity and Capital Resources

As of March 31, 2004, cash, cash equivalents, short-term investments and restricted cash totaled $59.5 million compared to $67.5 million as of December 31, 2003. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Short Term

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principle sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the three months ended March 31, 2004 was $6.5 million compared to $10.5 million for the same period in 2003. The use of cash was a result of the net loss of $9.9 million for the three months ended March 31, 2004, adjusted for non-cash depreciation and amortization of $2.7 million, approximately $290,000 of deferred income tax benefit and reductions in accounts receivable balances of $2.0 million due to lower sales activity and increased collections, and reductions of $1.6 million in inventory levels from inventory management and valuation reserves. At our current and anticipated level of operating loss, we expect to incur an operating cash outflow on a quarterly basis. We anticipate that this will continue in the future as we continue to invest in research and development activities in the SEQUENOM Pharmaceutical business unit and as we continue to invest in new product research and development, regulatory approval, and sales, marketing and support activities in the SEQUENOM Genetic Systems business unit. As a result, our cash, cash equivalents and marketable security balances will decline. If the current trend of cash use continues, we will need additional capital by the beginning of 2006 to support our activities, as described in our discussion under the heading “Long Term” below.

Investing activities, other than the changes in our short-term investments and restricted cash, used $0.6 million in cash during the first three months of 2004 due to leasehold improvements and purchases of additional laboratory equipment.

Net cash used by financing activities was $0.9 million for the three months ended March 31, 2004 compared to approximately $1.0 million provided by financing activities for the same period in 2003. Financing activities during the first three months of 2004 included net payments of $1.0 million from long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of $120,000.

Long Term

We filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on January 30, 2004 to sell common stock and/or warrants to purchase common stock over time in one or more offerings up to a maximum aggregate initial offering price of $50,000,000. This registration statement has not yet been declared effective by the SEC. We currently intend to use the net proceeds from any future sale of securities under this registration statement following its effectiveness for general corporate purposes, which may include research and development, capital expenditures, working capital, and preclinical development and general and administrative expenses. We may also use a portion of the net proceeds from any such sale to acquire or invest in businesses, products and technologies that are complementary to our own.

The following table summarizes our contractual obligations as of March 31, 2004:

Contractual obligations (Dollars in millions)	Total	Less than one year	1-3 years	After 3 years
Long-term debt	$10.5	$3.6	$6.9	$—
Capital lease obligations	0.3	0.3	—	—
Operating leases	54.0	4.5	9.2	40.3
Open purchase orders	4.1	4.1	—	—

Total contractual obligations	$68.9	$12.5	$16.1	$40.3

Future operating lease commitments have not been reduced by future sublease rentals aggregating $0.9 million.

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

We have a $15.1 million bank line of credit provided by the Union Bank of California, of which $8.0 million is outstanding and $7.1 million is available for borrowing based on our short-term investments held with Union Bank, and expires on January 31, 2005. We have no commitments for any additional financings. We filed a Form S-3 registration statement with the SEC on January 30, 2004 to sell common stock and/or warrants to purchase common stock over time in one or more offerings up to a maximum aggregate initial offering price of $50,000,000. The registration statement has not yet been declared effective by the SEC. We currently intend to use the net proceeds from any future sale of securities under this registration statement, after it is declared effective, for general corporate purposes, which may include research and development, capital expenditures, working capital, and preclinical development and general and administrative expenses. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

Risks and Uncertainties Related to Our Business

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

We have a limited operating history.

We are a relatively new company and, for the most part, our technologies, particularly in the SEQUENOM Pharmaceuticals business unit, are still in the early stages of development. For the SEQUENOM Genetic Systems business unit, we have a limited history of commercial sales and we continue to commercialize new products and create new applications for our products. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications in the life science and pharmaceutical industries. We need to make significant investments to ensure our products perform properly and are cost-effective. We will need to obtain certain regulatory approvals to sell our products for diagnostic and therapeutic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, pharmaceutical or other markets and can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At March 31, 2004, our accumulated deficit was approximately $391.3 million. These losses have resulted principally from costs incurred in research and development, from selling, general and administrative costs associated with our operations and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, and general and administrative costs as well as costs associated with consolidating and completing the integration of any business or technology that we may acquire in the future. Our general and administrative costs are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure, and as we continue to file and prosecute patent applications protecting our inventions. In addition, if we acquire other businesses or technologies we could incur significant costs in the consolidation and integration of these acquired businesses or technologies. During 2001 and 2002 we acquired two businesses and have incurred approximately $27 million of costs related to the transaction costs associated with the acquisitions, costs to close facilities and costs related to severance of employees and contract termination costs. To achieve profitability, we would need to generate significant additional revenue with positive gross margins. It is uncertain when, if ever, we will become profitable as a company, or when, if ever, the SEQUENOM Genetic Systems or SEQUENOM Pharmaceutical business units will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	success in selling, and changes in the demand for, our products and services including our recently introduced lower-throughput benchtop version of our MassARRAY platform, also known as our Compact system;

•	our success in promoting applications, such as gene expression analysis, for use with our products;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our research and development progress, particularly in our SEQUENOM Pharmaceuticals business unit;

•	our ability to identify, validate, promote, and license or sell, candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	our ability to conduct preclinical studies and clinical trials of any potential therapeutic, diagnostic or other products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, employee ownership rights in or entitlements to royalties from employee inventions, or other types of obligations or rights.

For the Genetic Systems business units our revenues and operating results are difficult to predict because they depend on the number, timing and type of MassARRAY system placements that we make during the year, the number, timing and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales can have a significant impact on our gross margin, as consumable sales typically have margins significantly higher than MassARRAY system sales. In recent quarters, our sales mix has been comprised of a greater proportion of higher-margin consumable sales. For the Pharmaceuticals business unit, our revenues and operating results are difficult to predict because they largely depend upon, for example as is the case with our collaboration with Procter & Gamble Pharmaceuticals, the completion of milestones and the duration of and progress made under collaborative research and commercialization programs with partners. Delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements at least through 2005. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing diagnostic and therapeutic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and particularly including our level of investment in drug discovery and development programs in the SEQUENOM Pharmaceuticals business unit;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	regulatory changes, competition, and technological developments in our markets.

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

A decline in the demand for MassARRAY systems and consumables, or a demand for less expensive versions of the MassARRAY system, would reduce our total revenues and harm our business. We expect that sales of MassARRAY systems and consumables will account for a substantial portion of our total revenues for the foreseeable future. Revenues from MassARRAY systems and consumables represented approximately 80% of our total revenues in the year ended December 31, 2003. MassARRAY system placements in the first quarter of 2004 were below our expectation. We have recently experienced reduced demand over the past three quarters for our highest throughput and largest capacity versions of the MassARRAY system and the sales cycle for our new MassARRAY Gene Expression application and MassARRAY Compact system are longer than planned. Also, over the past year, competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products:

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately $15 million or 53% of our total revenues in the year ended December 31, 2003. Factors which may limit the use of our consumable chips and other consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	failure to sell additional MassARRAY systems;

•	the training of customer personnel; and

•	the acceptance of our technology by our customer.

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

Our sales cycle for the products sold by our SEQUENOM Genetic Systems business unit is typically lengthy, and for our Gene Expression application and MassARRAY Compact system, the sales cycle has been longer than originally planned. Our sales cycle for licensing the SNP and gene target discoveries from our Pharmaceuticals business unit is typically lengthy. Our sales efforts and our licensing efforts require the effective demonstration of the benefits and differentiation and validation of our products, services, and discoveries, to, and significant training of, multiple personnel and departments within a potential customer. We may be required to negotiate agreements containing terms unique to each prospective customer or licensee which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will sell our products or services or license our discoveries.

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

We partially assemble the MassARRAY system and partially manufacture our consumable chips and MassARRAY kits. To date, we have only produced these products in moderate quantities. Our customers require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards as we continue or ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory while manufacturing our products at a reasonable cost. We may not be able to produce sufficient quantities to meet market demand or manufacture our product at a reasonable cost. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We might not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which would adversely affect our business.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our candidate disease genes and related targets toward drug or diagnostic development. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any drug or diagnostic products and generate any milestone, royalty or other revenue from sales of these products. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products under these collaborative or licensing arrangements. If we increase the number of collaborations, it will become more difficult to manage the various collaborations successfully and the potential for conflicts among the collaborators will increase. Conflicts with our collaborators or other factors may lead to disputes over technology rights which may adversely effect our business.

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

If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts.

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, Samsung Electronics supplies our pintools, Majer Precision Engineering supplies the pins for the pintools, Beckman Coulter supplies the liquid handling device we use in our systems, and Samsung Electronics and Process Specialties both supply our consumable chips. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition and results of operations. Other than our agreement with Bruker Daltonics which expires in 2006, we do not have long-term agreements with these vendors that provide for a guaranteed supply of these components for fixed terms that extend beyond one year. With respect to Majer Precision Engineering, Beckman Coulter, and Process Specialties, we acquire components from these suppliers under purchase orders and do not have formalized supply agreements in place. With respect to our suppliers with whom we have agreements in place, none of these agreements is terminable at will by the other party without advance notice. Changes to or termination of our agreements with these parties could result in the loss of access to these aspects of our technology and could impair, delay or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies (12 months advance notice of termination under our agreements with Samsung Electronics), and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies or otherwise provide us with adequate protection.

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

We may be accused of infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Generally these letters are offers to license and fail to provide adequate evidence or state the basis for a reasonable claim that we are engaging in any infringing activity. The most recent letter of this type was received by the Company in April 2003. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation would adversely affect our business, financial condition and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse affect on our business, financial condition and results of operations.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, pharmaceutical, medical and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. We have experienced a number of employees in our sales department leaving the company and we have been and continue to hire new employees in this capacity. We expect that there may be some delay before we see successful sales results from these new hires, and if so, our sales revenues may decline. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose Antonius Schuh, PhD, our President, Chief Executive Officer and a director, Charles R. Cantor, PhD, our Chief Scientific Officer and a director, or Andreas Braun, MD, PhD, our Chief Medical Officer, or other members of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. We have employment agreements with each of our officers. However, we do not carry “key person” insurance covering any of our officers or other employees.

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

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology and pharmaceutical companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since January 1, 2002, the closing price of our common stock has fluctuated between a high of $10.30 per share during the first quarter of 2002 to a low of $1.31 per share during the last quarter of 2002. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would seriously harm our business, financial condition and results of operations. For example, in November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA, which alleged that the underwriters in our initial public offering, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. Similar complaints were filed against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. Additional information regarding this complaint and the proposed settlement is included under Part II, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

In addition, the Nasdaq National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. During the first quarter of 2003, the closing price of our common stock fell to a low of $1.31 per share. If the closing bid price of our common stock falls below $1.00 per share for thirty consecutive trading days, Nasdaq may choose to delist our common stock from the Nasdaq National Market. If the stock were delisted, the ability of our shareholders to sell their common stock would be negatively affected.

We have adopted anti-takeover provisions that may limit the ability of another party to acquire us and may prevent or frustrate any stockholder’s attempt to change the direction or management of us and that could cause our stock price to decline.

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

Available Information

Copies of our public filings are available on our Internet website at http://www.sequenom.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will supply a copy of this Quarterly Report on Form 10-Q, and any other periodic or current reports, without charge. To request a copy, please contact Investor Relations, SEQUENOM, Inc., 3595 John Hopkins Court, San Diego, CA, 92101, USA.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investments

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities rated BBB or above by Standard & Poors. Our investment policy includes a minimum quality rating for all new investments. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. We have not experienced any significant losses in our investment portfolio as a result of rating changes. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

As of March 31, 2004
Functional currency of operations	Net foreign monetary assets/(liabilities)
US dollars
($ in millions)
Great British Pound	$0.4
Euro	$0.5

A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $40,000. A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $50,000

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended March 31, 2004. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended, as of the fiscal quarter ended March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the fiscal quarter ended March 31, 2004.

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

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of Registrant, as amended.

3.3(2)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(2)	Rights Agreement dated as of October 22, 2001 between the Registrant and American Stock and Transfer & Trust Company.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 23, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b)  Reports on Form 8-K

On February 10, 2004, we filed a report on Form 8-K dated February 10, 2004 relating to our financial results for the three months and year ended December 31, 2003. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release relating to the financial results for our fourth fiscal quarter ended December 31, 2003, which furnished press release included our consolidated balance sheet as of December 31, 2002 and December 31, 2003 and our unaudited consolidated statement of operations for the three months and audited consolidated statement of operations for the year ended December 31, 2003.

On February 10, 2004, we filed a report on Form 8-K dated February 10, 2004 relating to our Collaboration Agreement (the “Agreement”) with Procter & Gamble Pharmaceuticals, Inc. (“P&G Pharmaceuticals”). Under the Agreement, Sequenom licensed exclusive rights to Sequenom’s proprietary osteoporosis candidate genes to P&G Pharmaceuticals, who will conduct biological validation studies on these candidate genes using complex biological and animal models and potentially develop therapeutic products. Under the Agreement, Sequenom retains diagnostic rights to the osteoporosis candidate genes and related targets.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUENOM, INC.

Dated: May 7, 2004

	By:	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)