Form 10-Q
period 2004-06-30
SEQUENOM INC
filed 2004-08-09
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2004 was 39,644,205.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,969	$17,940
Short-term investments, available-for-sale	26,191	39,792
Restricted cash and investments	3,276	5,469
Accounts receivable, net	3,605	4,076
Inventories, net	6,615	10,569
Other current assets and prepaid expenses	971	1,142

Total current assets	56,627	78,988
Equipment and leasehold improvements, net	8,150	9,838
Intangible assets, net	8,137	11,338
Restricted cash and investments	5,228	4,253
Other assets	519	519

Total assets	$78,661	$104,936

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,376	$5,256
Accrued expenses	6,797	8,223
Accrued acquisition and integration costs	593	551
Deferred revenue	1,898	2,542
Current portion of long-term bank debt	3,487	5,621
Current portion of capital lease obligations	257	451

Total current liabilities	17,408	22,644
Deferred revenue, less current portion	17	34
Capital lease obligations, less current portion	—	57
Long-term bank debt, less current portion	5,915	5,624
Long-term accrued acquisition and integration costs, less current portion	609	888
Long-term deferred tax liability	2,629	3,674
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares - 5,000,000	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 39,644,205 and 39,565,342 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	40	39
Additional paid-in capital	453,216	453,096
Accumulated other comprehensive income	(22)	278
Accumulated deficit	(401,151)	(381,398)

Total stockholders’ equity	52,083	72,015

Total liabilities and stockholders’ equity	$78,661	$104,936

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Product related	$5,833	$7,372	$10,652	$13,967
Services	78	239	199	822
Research	64	43	257	308

Total revenues	5,975	7,654	11,108	15,097

Costs and expenses:
Cost of product revenue	3,508	4,446	6,298	7,873
Cost of service revenue	28	175	204	714
Research and development	6,117	6,457	12,132	12,339
Selling, general and administrative	5,821	5,848	11,446	11,797
Amortization of acquired intangibles	857	859	1,713	1,718
Amortization of deferred stock compensation	—	49	—	107

Total costs and expenses	16,331	17,834	31,793	34,548

Loss from operations	(10,356)	(10,180)	(20,685)	(19,451)
Interest income, net	53	258	157	665
Other income, net	144	255	194	247

Loss before income taxes	(10,159)	(9,667)	(20,334)	(18,539)
Deferred income tax benefit	291	327	581	654

Net loss	$(9,868)	$(9,340)	$(19,753)	$(17,885)

Net loss per share, basic and diluted	$(0.25)	$(0.24)	$(0.50)	$(0.45)

Weighted average shares outstanding, basic and diluted	39,644	39,449	39,630	39,440

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2004	2003
	(Unaudited)
Operating activities
Net loss	$(19,753)	$(17,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Other non-cash items	5,178	5,700
Deferred income tax benefit	(581)	(654)
Changes in operating assets and liabilities:
Accounts receivable	450	3,307
Inventories	3,906	(2,983)
Other current assets	166	(258)
Other assets	(1)	284
Accounts payable and accrued expenses	(2,955)	(4,783)
Deferred revenue	(635)	(852)
Other liabilities	1,230	998

Net cash used in operating activities	(12,995)	(17,126)
Investing activities
Purchase of equipment, leasehold improvements and intangibles	(1,625)	(1,887)
Net change in restricted cash	1,209	971
Net change in marketable investment securities	13,493	6,102

Net cash provided by investing activities	13,077	5,186
Financing activities
Net payments on capital lease obligations	(251)	(404)
Net payments of long-term debt	(1,844)	(392)
Proceeds from exercise of stock options and ESPP purchases	120	73

Net cash used in financing activities	(1,975)	(723)

Net decrease in cash and cash equivalents	(1,893)	(12,663)
Effect of exchange rate changes on cash and cash equivalents	(78)	(129)
Cash and cash equivalents at beginning of period	17,940	26,348

Cash and cash equivalents at end of period	$15,969	$13,556

Supplemental disclosure of cash flow information:
Interest paid	$241	$363

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of SEQUENOM, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

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

(2) Subsequent event

In July 2004, we announced the termination of internal drug discovery efforts and closure of our Pharmaceutical business segment, reducing our headcount by approximately 50 by the end of 2004. We will continue with our outlicensing program to capitalize on the value of our disease gene discoveries for diagnostic and therapeutic product development. We expect to incur charges of $2 million to $3 million, primarily in the third quarter of 2004, related to the closure of this business. Of the estimated charge, approximately $0.7 million to $1.7 million relates to future cash outflows, primarily staff severance costs and other contractual obligations, and approximately $1.3 million relates to non-cash charges from the write-off of equipment taken out of service and intangible assets of no value to our ongoing business. From July 1, 2004 we will report our results in one business segment.

(3) Segment information

In July 2004, we announced the termination of internal drug discovery efforts and the closure of the SEQUENOM Pharmaceuticals business segment during the third quarter of 2004, which will reduce our costs and expenses and is expected to provide the cash necessary to support our remaining business through 2006. This will be the last quarter that we report our financial results in two business segments, SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals.

Segment information for the three and six months ended June 30, 2004 and 2003 is as follows (dollars in thousands):

	Three months ended June 30, 2004			Three months ended June 30, 2003
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Revenues from external customers	$5,810	$165	$5,975	$7,339	$315	$7,654
Loss from operations	$(4,868)	$(5,488)	$(10,356)	$(3,562)	$(6,618)	$(10,180)

	Six months ended June 30, 2004			Six months ended June 30, 2003
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Revenues from external customers	$10,607	$501	$11,108	$13,869	$1,228	$15,097
Loss from operations	$(9,438)	$(11,247)	$(20,685)	$(6,986)	$(12,465)	$(19,451)

We have no intersegment revenues. Corporate expenses are allocated to segments based on each segment’s estimated portion of total operational expenses. We do not currently segregate assets by segment because a significant portion of our total assets are cash, cash equivalents, and marketable securities which we do not assign to our two operating segments.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Comprehensive loss:
Net loss applicable to common stock	$(9,868)	$(9,340)	$(19,753)	$(17,885)
Change in unrealized gains (losses)	(131)	252	(300)	217

Comprehensive loss	$(9,999)	$(9,088)	$(20,053)	$(17,668)

(5) Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including shares held in escrow relating to the acquisition of Axiom Biotechnologies, Inc., during the three and six months ended June 30, 2003. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

(6) Stock-Based Compensation

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

If compensation cost for stock-based awards had been determined consistent with the fair value method prescribed in SFAS No. 123, our net loss would have been the following pro forma amounts:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share information)	2004	2003	2004	2003
Net loss as reported	$(9,868)	$(9,340)	$(19,753)	$(17,885)
Total stock-based employee compensation determined under fair value based method for all awards	(815)	(1,089)	(1,768)	(2,745)

Pro forma net loss	$(10,683)	$(10,429)	$(21,521)	$(20,630)
Net loss per share, basic and diluted, as reported	$(0.25)	$(0.24)	$(0.50)	$(0.45)
Pro forma net loss per share, basic and diluted	$(0.27)	$(0.26)	$(0.54)	$(0.52)

Options or stock awards issued to non-employees who are not a member of our Board of Directors are recorded at their fair value and periodically remeasured as determined in accordance with SFAS No. 123 and EITF 96-18 Accounting for Equity Instruments with Variable Terms that are Issued For Consideration other than Employee Services Under SFAS No. 123, and recognized over the related service period.

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. The components of inventories were (dollars in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$5,204	$8,159
Work in process	—	126
Finished goods	1,411	2,284

Total	$6,615	$10,569

(8) Acquisition and Integration Costs

As of June 30, 2004 we had approximately $1.2 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to lease commitment costs. We do not know how long it will take us to sublease our remaining surplus space. The remaining amount accrued at June 30, 2004 represents approximately 26 months of remaining lease payments, net of sublease income from existing subleased space, and if we do not sublease the remaining space by the end of that term we will incur additional expense of approximately $50,000 per month for 52 more months.

The activity in the six month period ended June 30, 2004 was as follows (dollars in thousands):

	Balance at December 31, 2003	Deductions	Balance at June 30, 2004
Costs to exit lease commitments	$1,439	$(237)	$1,202

In the three months ended June 30, 2004, we reduced the carrying value of our acquired intangibles relating to the acquisition of Gemini Genomics by $1.3 million and reduced the associated long term deferred tax liability by $0.5 million to reflect an income tax purchase accounting adjustment, in accordance with EITF 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination.

(9) Warranty reserves

Generally, we do not have any significant post-delivery obligations associated with our product sales. We accrue for warranty expenses and other allowances at the time of shipment based on historical service expense and trends. Such amounts are not generally significant.

(10) New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) ratified its consensus related to the application guidance within EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 applies to investments in debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretations. EITF Issue No. 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The recognition and measurement guidance within EITF Issue No. 03-1 will be applied by us to other-than-temporary impairment evaluations beginning July 1, 2004. The adoption of EITF Issue No. 03-1 is not expected to have a material impact on our financial position or results of operations.

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

SEQUENOM®, SpectroCHIP®, and MassARRAYTM are trademarks of SEQUENOM, Inc.

Overview

We are a genetics company that has been organized into two distinct business units: SEQUENOM Genetic Systems and SEQUENOM Pharmaceuticals. As previously announced, during the third quarter of 2004, our internal drug discovery efforts will be terminated and our Pharmaceuticals business unit will be closed. We will concentrate on revenue-generating opportunities from our Genetic Systems business in the genetic research and diagnostic services markets. We will continue with our efforts to outlicense our disease gene discoveries (drug targets, diagnostic and pharmacogenetic markers, signaling pathways and novel biological mechanisms) generated by our Pharmaceuticals business unit for potential therapeutic or diagnostic product development by others and use our research results to improve the capabilities of our MassARRAY platform.

Following the closure of our Pharmaceuticals business unit, we will be a genetics company dedicated to the sales and support of our MassARRAY platform and to the continued expansion of DNA analysis applications for use with our system. We have created high-performance DNA analysis technology that efficiently and precisely measures genetic variation. We have used MassARRAY technology and our extensive collections of DNA samples from diseased and healthy individuals to identify disease-related genes that affect the health of significant portions of the population. Based on our discoveries, we develop diagnostic content, as well as outlicense disease gene discoveries for diagnostic and therapeutic product development.

Since our inception, we have incurred significant losses. As of June 30, 2004, we had an accumulated deficit of $401.2 million. We expect to continue to incur losses going forward at least until the end of 2005.

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

As of June 30, 2004, our product revenues consisted of revenues from the sales of MassARRAY consumables and MassARRAY systems, maintenance agreements for systems, and sales and licensing of proprietary software.

The seven MassARRAY system sales during the second quarter included four MassARRAY Compact system. This is the fourth consecutive quarter for which revenues from consumables have exceeded revenues from hardware. Following the closure of our Pharmaceutical segment, we will continue to use discoveries made by that segment to improve and expand the capabilities of our systems business. The impact of our MassARRAY Compact system and other new products and product applications on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described below under the caption “Risks and Uncertainties Related to Our Business”.

SEQUENOM Pharmaceuticals. Prior to the decision to close, this business unit included operations relating to disease gene discovery, target identification, functional validation, and ultimately potential diagnostic and therapeutic product development. SEQUENOM Pharmaceuticals applied human genetics to systematically identify potential disease-associated genes that affect significant portions of the overall population. This business unit also provided genetic research services. This segment’s revenues consisted primarily of genetic validation services, and grant and contract research.

Prior to June 30, 2004, we completed numerous scans of the human genome and identified over 60 candidate genes indicating association with the following diseases: breast cancer, lung cancer, prostrate cancer, melanoma, schizophrenia, type II diabetes, obesity, dyslipidemia (HDL-cholesterol), hypertension, osteoarthritis and osteoporosis. In most studies we have replicated our initial disease-association findings in additional independent populations followed by appropriate biological confirmation experiments where feasible. Internal development on a small number of our validated disease gene discoveries was initiated. Following the closure of the Pharmaceuticals business unit, our goal is to outlicense our disease gene discoveries to other parties for development and ultimately for the production of therapeutic and diagnostic products. We expect our overall research and development expenses and expenses to be reduced by the closure of the Pharmaceuticals business unit.

We expect revenues from our outlicensing efforts with respect to our disease gene discoveries to be minimal for the foreseeable future. To the extent that revenues are realized, if at all, they may fluctuate significantly as revenues will be based upon out-licensing of gene and target-related intellectual property, the occurrence of certain milestones, and successful product development and commercialization, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future diagnostic and therapeutic product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of the licensees who will need to invest significant dollar amounts in research and development efforts and regulatory approvals over several years.

Results of Operations for the Three Months and Six Months Ended June 30, 2004 and 2003

Results of Operations-Consolidated

Revenues

Total revenues for the three and six months ended June 30, 2004 declined to $6.0 million and $11.1 million, respectively, from $7.7 million and $15.1 million, respectively, for the same periods in 2003.

Product revenues were derived from the sale of consumables including our SpectroCHIP bioarray chips, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software and license fees from end-users. For the three and six months ended June 30, 2004 compared to the three and six months ended June, 2003, consumable revenues decreased from $3.0 million to $2.7 million and $6.3 million to $6.1 million, respectively, as our average selling prices for our SpectroCHIP bioarray chips and related consumables have declined, offsetting increased sales volumes due to the increase in the cumulative number of installed systems. MassARRAY system hardware sales declined from $3.5 million to $1.9 million and from $6.0 million to $2.5 million in the three and six months ended June 30, 2004 and 2003, respectively. MassARRAY system placements in the first half of 2004 were below our expectation and although hardware revenues increased 250% in the three months ended June 30, 2004 compared to the three months ended March 31, 2004, we continue to see the number of new account opportunities for our highest throughput systems for genotyping declining as the market reaches saturation. In addition, the sales cycles for our recently introduced MassARRAY Gene Expression application and MassARRAY Compact system are longer than planned. It now appears that the sales cycles for the Gene Expression application and MassARRAY Compact system are similar to those of our other products, rather than being shorter, and that the lower price point for the MassARRAY Compact system has not resulted in a shorter sales cycle as we had originally expected.

We continue to develop our market for clinical genetics and molecular medicine where the testing accuracy and broad DNA analytical capabilities of our MassARRAY system are well suited. We expect that future revenues for our business will be affected by, among other things, MassARRAY product and application demand, the acceptance of our MassARRAY Compact system, customer budgets, new product and application introductions, competitive conditions and government research funding.

Service revenues from the Pharmaceuticals business unit in the three and six months ended June 30, 2004 were $0.1 million and $0.2 million, respectively, declining from $0.2 million and $0.8 million, respectively, in the same periods in 2003. The reduction in service revenue is because we chose to pursue internal discovery genetics programs and to discontinue pursuit of low-margin collaborative genotyping services. We expect revenue from present and future outlicensing of our disease gene discoveries that were generated in our Pharmaceuticals business unit to be minimal for the foreseeable future.

Cost of product and service revenues and gross margin

Cost of product and service revenues for the three and six months ended June 30, 2004 were $3.5 million and $6.5 million, respectively, compared to $4.6 million and $8.6 million, respectively, for the same periods in 2003. Gross margins for the three and six months ended June 30, 2004 were 41% and 41%, respectively, compared to 40% and 43%, respectively, for the same periods in 2003. Gross margins declined by 3% for the six months ended June 30, 2004 compared the same period in 2003 due to increased inventory reserves for slow-moving components reducing margins by 9% compared to the same period in 2003. This reduction in gross margin was partially offset by higher-margin consumable sales making up a greater proportion of total revenue in 2004.

Research and development expenses

Research and development expenses decreased to $6.1 million and $12.1 million, respectively, from $6.5 million and $12.3 million, respectively, for the three and six months ended June 30, 2004 and 2003. The net decrease in expenses for the three and six month periods ended June 30, 2003 and 2004 primarily relate to lower internal expenses following the substantial completion of our gene scan program in 2003, offset by additional headcount expenses. We expect research and development expenses to start to decrease during the third quarter of 2004 as a result of the termination of internal drug discovery efforts.

Sales, general and administrative expenses

Sales, general and administrative expenses for the three and six months ended June 30, 2004 were $5.8 million and $11.4 million, respectively, compared to $5.8 million and $11.8 million, respectively, for the same periods in 2003. The $0.4 million decrease for the six months ended June 30, 2004 from the same period in 2003 was due to a reduction in legal-related expenses of $0.4 million due to lower legal activity, insurance expenses of $0.3 million due to premium reductions and depreciation of $0.2 million as an increasing proportion of our asset base is fully depreciated, offsetting an increase in headcount expenses and selling expenses of $0.5 million as we strengthen our sales function. The consistent expense of $5.8 million in the three months ended June 30, 2003 and 2004 result from headcount and related expense increases from additional sales and marketing activities offsetting our reduced legal, insurance and depreciation expenses. We expect headcount and related expenses to increase during 2004 as we expand our sales operations.

Amortization of acquired intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001 we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. In connection with the acquisition of Axiom Biotechnologies, Inc. in 2002 we acquired approximately $0.5 million of intangible assets, including patent rights, human cell banks, and assay technology. In the three months ended June 30, 2004, we reduced the carrying value of our acquired intangibles relating to the acquisition of Gemini Genomics by $1.3 million to reflect an income tax purchase accounting adjustment. As a result of the closure of the Pharmaceuticals business segment in July 2004, we will write off approximately $0.3 million of intangible assets acquired with Axiom Biotechnologies that have no future alternative use. Our amortization expense will be reduced in future periods as a result of the lower value of our intangibles. The remaining intangible assets are being amortized over three to five years.

Amortization of deferred stock-based compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the three and six months ended June 30, 2003, we recorded amortization of deferred stock compensation of approximately $49,000 and $107,000, respectively. Amortization was completed during 2003, resulting in no charge for the three and six months ending June 30, 2004. These amounts all relate to stock options granted prior to our initial public offering in February 2000 and were amortized over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28.

Net interest income

Net interest income was $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2004, compared to $0.3 million and $0.7 million, respectively, for the same periods of 2003. The decrease from 2003 to 2004 resulted from lower average balances of interest-bearing investments and lower interest rates, offset by lower interest expense due to the decrease in the amount of debt outstanding during the two periods.

Deferred income tax benefit

The deferred tax benefit of $0.6 million and $0.7 million for the six months ended June 30, 2004 and 2003, respectively, is due to the tax effects related to amortization on the intangible assets, including clinical data collections and patent rights, acquired from Gemini Genomics. In the three months ended June 30, 2004, we reduced the long term deferred tax liability by $0.5 million to reflect an income tax purchase accounting adjustment relating to the acquisition of Gemini Genomics. This reduction will slightly lower the deferred tax benefit received in future periods.

Business segment highlights for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30, 2004			Three months ended June 30, 2003
	($ in thousands) (unaudited)			($ in thousands) (unaudited)
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Product sales	$5,810	$23	$5,833	$7,339	$33	$7,372
Validation services	—	78	78	—	239	239
Research	—	64	64	—	43	43

Total revenues	5,810	165	5,975	7,339	315	7,654
Cost of product and service revenue	3,501	35	3,536	4,429	192	4,621
Research and development	2,892	3,225	6,117	2,279	4,178	6,457
Selling, general and administrative	4,285	1,536	5,821	4,158	1,690	5,848
Amortization of acquired intangibles	—	857	857	—	859	859
Amortization of deferred compensation	—	—	—	35	14	49

Total costs and expenses	10,678	5,653	16,331	10,901	6,933	17,834

Loss from operations	$(4,868)	$(5,488)	$(10,356)	$(3,562)	$(6,618)	$(10,180)

	Six months ended June 30, 2004			Six months ended June 30, 2003
	($ in thousands) (Unaudited)			($ in thousands) (unaudited)
	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total	SEQUENOM Genetic Systems	SEQUENOM Pharma- ceuticals	Total
Product sales	$10,607	$45	$10,652	$13,869	$98	$13,967
Validation services	—	199	199	—	822	822
Research	—	257	257	—	308	308

Total revenues	10,607	501	11,108	13,869	1,228	15,097
Cost of product and service revenue	6,284	218	6,502	7,829	758	8,587
Research and development	5,277	6,855	12,132	4,630	7,709	12,339
Selling, general and administrative	8,484	2,962	11,446	8,320	3,477	11,797
Amortization of acquired intangibles	—	1,713	1,713	—	1,718	1,718
Amortization of deferred compensation	—	—	—	76	31	107

Total costs and expenses	20,045	11,748	31,793	20,855	13,693	34,548

Loss from operations	$(9,438)	$(11,247)	$(20,685)	$(6,986)	$(12,465)	$(19,451)

We do not currently segregate assets by segment because a significant portion of our total assets are assets commonly used by both segments and cash and cash equivalents which we do not assign to our two operating segments.

Results of Operations - SEQUENOM Genetic Systems

Revenues

Revenues for the three and six months ended June 30, 2004 decreased to $5.8 million and $10.6 million, respectively, from $7.3 million and $13.9 million, respectively, for the same periods in 2003. These product revenues were derived from the sale of consumables including our SpectroCHIP bioarray chips, MassARRAY systems, licensing of our proprietary software, maintenance agreements, and license fees from end-users. The decline in overall sales was mainly due to lower average selling prices for our chips and other consumables, and a decrease in the number of MassARRAY systems sold as our market for high-throughput genotyping reaches saturation and as we are in the early stages of penetrating the market for our Compact system. Sales of consumables in the three and six months ended June 30, 2004 decreased to $2.7 million and $6.1 million, respectively, from $3.0 million and $6.3 million in the three and six months ended June 30, 2003. This reduction was due primarily to a decline in the average selling price of our SpectroCHIP bioarray chips and related consumables due to increased discounts more than offset the increased volume of SpectroCHIP bioarray chip sales driven by the increased total number of installed systems.

Cost of Product Revenue and Gross Margin

Cost of product revenues for the three and six months ended June 30, 2004 were $3.5 million and $6.3 million, respectively, compared to $4.4 million and $7.8 million, respectively, for the same periods in 2003. Gross margins for the three and six months ended June 30, 2004 were 40% and 41%, respectively, compared to 40% and 44%, respectively, for the same periods of the prior year. Gross margins were reduced by 9% due to our additional slow-moving inventory reserves of $0.8 million for excess inventory on hand, which offset the positive effect of the overall mix of products moving towards higher-margin consumable sales from lower-margin hardware sales in the three and six months ended June 30, 2004.

We believe that gross margin in future periods will be affected by, among other things, the mix of products sold, competitive conditions, sales volumes, discounts offered, inventory reserves required and royalty payment obligations on in-licensed technologies.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2004 increased to $2.9 million and $5.3 million, respectively, from $2.3 million and $4.6 million, respectively, for the same periods in the prior year. These expenses consist primarily of salaries and related personnel expenses, improvements to our existing products and validation of products under development. The increases in the three and six months ended June 30, 2004 were primarily due to increased headcount expenses and research supply expenses. We expect an increase in expense in this area in 2004 as we continue research and development related to diagnostic product opportunities and as we seek regulatory approval, directly or through partners, for our diagnostic products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2004 increased to $4.3 million and $8.5 million, respectively, from $4.2 million and $8.3 million, respectively, for the same periods in the prior year. The increase of $0.2 million from the six months ended June 30, 2003 to the same period in 2004 resulted from increases in headcount expenses and sales related expenses of $0.7 million as we expand our sales operations, offset by a decrease in legal, insurance, depreciation and other expenses of $0.5 million due to lower premiums and reduced legal activity. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related function’s expenses. We expect headcount and related expenses to increase during 2004 as we expand our sales operations.

Results of Operations - SEQUENOM Pharmaceuticals

Revenues

Total revenues for the SEQUENOM Pharmaceuticals segment declined to $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2004 from $0.3 million and $1.2 million, respectively, for the three and six months ended June 30, 2003. Service revenues for the three and six months ended June 30, 2004 declined to $0.1 million and $0.2 million, respectively, from $0.2 million and $0.8 million, respectively for the same periods in 2003. We derived these revenues from the completion of significant phases of genetic validation projects. We expect revenue from present and future outlicensing of our disease gene discoveries that were generated in our Pharmaceuticals business unit to be minimal for the foreseeable future.

Cost of Product and Service Revenue and Gross Margin

Cost of product and service revenues for the three and six months ended June 30, 2004 were $35 thousand and $0.2 million, respectively, compared to $0.2 million and $0.8 million, respectively for the same periods in 2003. Gross margin for the three and six months ended June 30, 2004 was 79% and 57%, respectively, compared to 39% and 38%, respectively, for the same periods of the prior year. Gross margins are dependent on the particular contract terms of the work undertaken in each quarter and the ratio of research income to lower margin service contract work.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2004 decreased to $3.2 million and $6.9 million, respectively, from $4.2 million and $7.7 million, respectively, for the same periods in the prior year. These expenses consist primarily of salaries and related personnel expenses, materials expenses and expenses related to our disease gene discovery and development programs, and expenses relating to work performed under research contracts. The $1.0 million and $0.8 million decrease for the three and six months ended June 30, 2004, respectively, from the same periods in 2003 was a result of the substantial completion of our internal gene scan program in the second quarter of 2003. Research and development expenses with respect to our internal drug discovery efforts will terminate with the closure of the Pharmaceuticals business unit during the third quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months and six months ended June 30, 2004 decreased to $1.5 million and $3.0 million, respectively, from $1.7 million and $3.5 million, respectively, in the prior year. These expenses consist primarily of salaries and related expenses for business development, legal, finance and human resource personnel, and their related function’s expenses. The $0.5 million decrease from the six months ended June 30, 2003 to 2004 resulted primarily from lower legal, insurance, depreciation and headcount expenses. Although the Pharmaceuticals business unit will be closed during the third quarter of 2004, certain selling, general and administrative expenses will continue to be incurred going forward in connection with maintaining and promoting our gene target discoveries and our outlicensing activities related to those discoveries.

Liquidity and Capital Resources

As of June 30, 2004, cash, cash equivalents, short-term investments and restricted cash totaled $50.7 million compared to $67.5 million as of December 31, 2003. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Short-Term

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the six months ended June 30, 2004 was $13.0 million compared to $17.1 million for the same period in 2003. The use of cash was a result of the net loss of $19.8 million for the six months ended June 30, 2004, adjusted for non-cash depreciation and amortization of $5.2 million, $0.6 million of deferred income tax benefit and reductions in accounts receivable balances of $0.5 million due to lower sales activity and reduced time taken to collect receivables, reductions of $3.9 million in inventory levels from inventory management and valuation reserves, increases in other liabilities of $1.2 million, and reductions in accounts payable and deferred income of $3.6 million. At our current and anticipated level of operating loss, we expect to incur an operating cash outflow on a quarterly basis. We anticipate that this will continue in the future as we continue to invest in new product research and development, regulatory approval, and sales, marketing and support activities. As a result, our cash, cash equivalents and marketable security balances will decline. If the current trend of cash use continues, we will need additional capital by the end of 2006 to support our activities, as described in our discussion under the heading “Long-Term” below.

Investing activities, other than the changes in our short-term investments and restricted cash, used $1.6 million in cash during the first six months of 2004 due to leasehold improvements and purchases of additional laboratory equipment.

Net cash used by financing activities was $2.0 million for the six months ended June 30, 2004 compared to $0.7 million used by financing activities for the same period in 2003. Financing activities during the first six months of 2004 included net payments of $2.1 million for long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of approximately $120,000.

Long-Term

We filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on January 30, 2004 to sell common stock and/or warrants to purchase common stock over time in one or more offerings up to a maximum aggregate initial offering price of $50,000,000. We currently intend to use net proceeds from any future sale of securities under this registration statement, if such sale were to occur at all, for general corporate purposes, which may include research and development, capital expenditures, working capital, and general and administrative expenses. We may also use a portion of the net proceeds from any such sale to acquire or invest in businesses, products and technologies that are complementary to our own.

The following table summarizes our contractual obligations as of June 30, 2004:

Contractual obligations (Dollars in millions)	Total	Less than one year	1-3 years	After 3 years
Long-term debt	$9.4	$3.5	$5.9	$—
Capital lease obligations	0.3	0.3	—	—
Operating leases	52.9	4.5	9.2	39.2
Open purchase orders	3.9	3.9	—	—
Other contractual agreements	0.4	0.4	—	—

Total contractual obligations	$66.9	$12.6	$15.1	$39.2

Future operating lease commitments have not been reduced by future sublease rentals aggregating $0.9 million.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing products, alone or in collaboration with our partners, outlicensing our gene target discoveries and receiving revenue based on those outlicensing efforts, and obtaining any required regulatory approval for diagnostic or therapeutic products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	regulatory changes and technological developments in our markets.

We have a $15.1 million bank line of credit provided by the Union Bank of California, of which $7.4 million is outstanding and $7.7 million is available for borrowing and expires on January 31, 2005. We have no commitments for any additional financings. We filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on January 30, 2004 to sell common stock and/or warrants to purchase common stock over time in one or more offerings up to a maximum aggregate initial offering price of $50,000,000. We currently intend to use net proceeds from any future sale of securities under this registration statement, if such sale were to occur at all, for general corporate purposes, which may include research and development, capital expenditures, working capital, and general and administrative expenses. We may also use a portion of the net proceeds from any such sale to acquire or invest in businesses, products and technologies that are complementary to our own. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

Risks and Uncertainties Related to Our Business

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

We have a limited operating history.

We are a relatively new company and, for the most part, our technologies, particularly our internally discovered disease gene discoveries are at an early stage of discovery and development. We have experienced limited success in partnering with collaborators to further research, develop, and commercialize our disease gene discoveries. We may not be successful in researching, developing, or commercializing these targets under our present collaborations and we may not be successful in entering into any new collaborations involving our disease gene discoveries. We also have a limited history of product sales and we continue to commercialize new products and create new applications for our products. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries. We need to make significant investments to ensure our products perform properly and are cost-effective and we will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic and therapeutic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, pharmaceutical or other markets and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At June 30, 2004, our accumulated deficit was approximately $401.2 million. These losses have resulted principally from expenses incurred in research and development, from selling, general and administrative expenses associated with our operations and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, and general and administrative expenses as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. Our general and administrative expenses are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure. To achieve profitability, we would need to generate significant additional revenue with positive gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products and services including our lower-throughput benchtop version of our MassARRAY platform, also known as our Compact system;

•	our success in promoting applications, such as gene expression analysis, for use with our products;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our research and development progress;

•	our ability to promote, and license or sell, candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	our ability to clinically validate any potential diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, employee ownership rights in or entitlements to royalties from employee inventions, or other types of obligations or rights.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing and type of MassARRAY system placements that we make during the year, the number, timing and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales can have a significant impact on our gross margin, as consumable sales typically have margins significantly higher than MassARRAY system sales. In recent quarters, our sales mix has been comprised of a greater proportion of higher-margin consumable sales. Our revenues and operating results are also difficult to predict because they depend upon, for example as is the case with our collaboration with Procter & Gamble Pharmaceuticals, the completion of milestones and the duration of and progress made under collaborative research and commercialization programs with partners. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with outlicensing or selling our disease gene discoveries, and researching and developing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	regulatory changes, competition, and technological developments in our markets.

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

A decline in the demand for MassARRAY systems and consumables would reduce our total revenues and harm our business. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues for the foreseeable future. We continue to see the number of new account opportunities for our highest throughput MassARRAY system for the high throughput genotyping market, declining. We have experienced reduced demand over the past several quarters for our highest throughput and largest capacity versions of the MassARRAY system. The sales cycles of our new MassARRAY Gene Expression application and MassARRAY Compact system are longer than planned and are consistent with the sales cycles for our other products. Also, over the past year, competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products:

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

We expect that our revenues in the foreseeable future will be derived primarily from MassARRAY system products provided to pharmaceutical and biotechnology companies, laboratories, and governmental and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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

The sales cycles for our MassARRAY system products are typically lengthy, and for our Gene Expression application and MassARRAY Compact system, the sales cycles have been longer than originally planned. It now appears that the sales cycles for the Gene Expression application and MassARRAY Compact system are similar to that of our other products, rather than being shorter, and that the lower price point for the MassARRAY Compact system has not resulted in a shorter sales cycle as we had originally expected. The sales cycle for licensing our SNP and gene target discoveries is also typically lengthy. Our sales efforts and our licensing efforts require the effective demonstration of the benefits, value, and differentiation and validation of our products, services, and discoveries, to, and significant training of, multiple personnel and departments within a potential customer. We may be required to negotiate agreements containing terms unique to each prospective customer or licensee which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will sell our products or services or license our discoveries.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, Samsung Electronics Co., Ltd. supplies our nanodispensers (also known as pintools), and Majer Precision Engineering, Inc. supplies the pins for the pintools. Amersham Biosciences Corp. is the sole supplier of an enzyme called Thermosequenase. Our consumable chips are supplied by Samsung Electronics Co., Ltd. and also by Process Specialties, Inc. Other than our agreement with Bruker Daltonics, Inc. which expires in 2006, we do not have long-term agreements with these vendors. We have experienced quality problems with and delays in receiving wafers used to produce our consumable chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We may not derive any revenues from our gene discovery programs.

Our gene target discoveries are very early stage discoveries and we may not be able to license them and even if we do license them, they may not result in revenues for us and may not result in marketable products. Our technologies and approach to gene discovery may not enable any licensee to successfully identify the specific genes that cause or predispose individuals to the complex diseases that were the targets of our efforts. The diseases we targeted are generally believed to be caused by a number of genetic and environmental factors. It may not be possible to address such diseases through gene-based therapeutic or diagnostic products. Even if specific genes are identified, our discoveries may not lead to the development of commercial products, or otherwise generate revenue.

We and our licensees and collaborators may not be successful in developing or commercializing therapeutic, diagnostic or other products using our products, services or discoveries.

Development of therapeutic products by our licensees and development of diagnostic or other products by us or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

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

If a licensee discovers therapeutic products or we or a collaborator discover diagnostic or other products using our technology, products, services or discoveries, we may rely on that licensee or collaborator (hereafter jointly and severally referred to as “partner”) for product development, regulatory approval, manufacturing and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone and similar payment provisions contained in our agreement with that partner.

We may not successfully obtain regulatory approval of any therapeutic, diagnostic or other product which we or our licensing or collaborative partners develop.

The Food and Drug Administration, or FDA, must approve any drug product before it can be marketed in the United States. A drug product must also be approved by regulatory agencies of foreign governments before the product can be sold outside the United States. Before a new drug application can be filed with the FDA, the potential product must undergo preclinical testing and clinical trials. Commercialization of any therapeutic, diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive and uncertain processes, and we do not know whether we, our licensees or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

If the validity of the consents from volunteers were to be challenged, we could be forced to stop using some of our resources, which would hinder our gene discovery outlicensing efforts and our diagnostic product development efforts.

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our subsidiaries and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples provided for purposes which extend to include our gene discovery outlicensing activities and diagnostic product development activities. We have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and to a large extent we rely upon our clinical collaborators for appropriate compliance with the voluntary consents provided and with local law and regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us or our clinical collaborators could deny us access to or force us to stop using some of our clinical or genetic resources which would hinder our gene discovery outlicensing efforts and our diagnostic product development efforts. We could become involved in legal challenges which could consume a substantial proportion of our management and financial resources.

If we cannot obtain licenses to patented SNPs and genes, we could be prevented from obtaining significant revenue or becoming profitable.

The U.S. Patent and Trademark Office has issued and continues to issue patents claiming SNP and gene discoveries and their related associations and functions. If certain SNPs and genes are patented, we will need to obtain rights to those SNPs and genes to develop, use and sell related assays and other types of products or services utilizing such SNPs and genes. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes, we might never achieve significant revenue from our gene discovery outlicensing efforts or from diagnostic product development.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any drug or diagnostic products and generate any milestone, royalty or other revenue from sales of these products. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees will increase. Conflicts with our collaborators or licensees, or other factors may lead to disputes over technology rights which may adversely effect our business.

In addition, our government grants provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

If we do not succeed in obtaining development and marketing rights for products developed in collaboration with others, our revenue and profitability could be reduced.

Our business strategy includes, in part, the development of diagnostic and other products in collaboration with others, or utilizing the technology of others, and we intend to obtain commercialization or royalty rights to those products. If we are unable to obtain rights to those products, or are unable to do so on favorable financial terms, our revenue and profitability could be reduced. To date, we have initiated limited activities towards commercializing products developed in collaboration with, or utilizing the technology of, others. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain, or commercialization may be financially unattractive based upon the revenue-sharing terms offered by potential licensors or provided for in the relevant agreement.

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

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, Samsung Electronics supplies our pintools, Majer Precision Engineering supplies the pins for the pintools, and Samsung Electronics and Process Specialties both supply our consumable chips. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition and results of operations. Other than our agreement with Bruker Daltonics which expires in 2006, we do not have long-term agreements with these vendors that provide for a continued supply of these components for fixed terms that extend beyond one year. With respect to our agreements with suppliers, our agreements with Samsung have indefinite duration but may be terminated without cause by either party at any time, provided the terminating party has provided the other party 12 months advance written notice, and our agreement with Bruker Daltonics may not be terminated without cause by either party prior to its expiration in 2006. Changes to or termination of our agreements with these parties could result in the loss of access to these aspects of our technology and could impair, delay or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies (such as 12 months advance notice of termination under our agreements with Samsung Electronics), and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies or otherwise provide us with adequate protection.

We may not successfully integrate acquired businesses.

We may acquire additional businesses or technologies, or enter into other strategic transactions. Managing acquisitions entails numerous operational and financial risks, including:

•	the inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the inability to sublease on financially acceptable terms excess leased space or terminate lease obligations of acquired businesses that are not necessary or useful for the operation of our business;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration expenses that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition results in significant goodwill or other intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly; and

•	integrating or completing the development and application of any acquired technologies, which would disrupt our business and divert management’s time and attention.

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

We have sold over 100 MassARRAY systems worldwide to pharmaceutical companies, academic research centers and government laboratories. Some of our customers use our DNA analysis products to perform genetics studies on their own disease populations for potential diagnostic and drug target identification in the same or similar manner as we have done. Although there are many potential disease applications, our customers’ target diseases may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our customers. Competition from our customers may adversely affect our or our collaborators’ ability to successfully commercialize therapeutic or diagnostic products.

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

We may be accused of infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Generally these letters are offers to license and fail to provide adequate evidence or state the basis for a reasonable claim that we are engaging in any infringing activity. The most recent letter of this type was received by us in April 2003. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation would adversely affect our business, financial condition and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse affect on our business, financial condition and results of operations.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. Over the past year, we have experienced a number of employees in our sales department leaving the company and we have been and continue to hire new employees in this capacity. We expect that there may be some delay before we see successful sales results from these new hires, and if so, our sales revenues may decline. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose Antonius Schuh, PhD, our President, Chief Executive Officer and a director, Charles R. Cantor, PhD, our Chief Scientific Officer and a director, or Andreas Braun, MD, PhD, our Chief Medical Officer, or other members of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. We have employment agreements with each of our officers. However, we do not carry “key person” insurance covering any of our officers or other employees.

If we do not effectively manage our business as it evolves, it could affect our ability to pursue opportunities and expand our business.

Evolution in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business, it could affect our ability to pursue business opportunities and expand our business.

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

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements of technological innovations by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	changes in securities analysts’ earnings projections or securities analysts’ recommendations;

•	general market conditions out of our control.

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology and pharmaceutical companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. For example, over approximately the past twelve months, the closing price of our common stock has fluctuated between a high of $4.50 per share to a low of $1.00 per share. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial expenses and a diversion of management’s attention and resources, which would seriously harm our business, financial condition and results of operations. For example, in November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA, which alleged that the underwriters in our initial public offering, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. Similar complaints were filed against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. Additional information regarding this complaint and the settlement pending before the court is included under Item 1 of Part II of this quarterly report.

In addition, the Nasdaq National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. Recently, the closing price of our common stock fell to a low of $1.00 per share. If the closing bid price of our common stock falls below $1.00 per share for thirty consecutive trading days, Nasdaq may choose to delist our common stock from the Nasdaq National Market. If the stock were delisted, the ability of our shareholders to sell their common stock would be negatively affected.

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

Short Term Investments

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

Functional currency of operations	As of June 30, 2004 Net foreign monetary assets/(liabilities) US dollars
($ in millions)
Great British Pound	$0.5
Euro	$0.7

A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $50,000. A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $70,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended June 30, 2004. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the fiscal quarter ended June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the fiscal quarter ended June 30, 2004.

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

Our management, including our principal executive officer and principal financial officer, does not expect that its disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we executed a settlement agreement with the plaintiffs. The settlement is subject to a number of conditions, including action by the court certifying a class action for settlement purposes and formally approving the settlement. The underwriters have opposed both the certification of the class and the judicial approval of the settlement. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 14, 2004. Out of 39,644,047 shares of common stock entitled to vote at such Annual Meeting, 30,953,092 were present in person or represented by proxy. At the Annual Meeting, our stockholders approved the following matters:

(1)	The election of Harry Hixson, Jr., Ph.D., and Toni Schuh, Ph.D. as Class I directors to hold office for a term expiring at the 2007 Annual Meeting of Stockholders. The vote for the nominated directors was as follows:

Harry Hixson, Jr., Ph.D., 30,861,918 votes cast for and 91,174 votes cast against; and Toni Schuh, Ph.D., 30,857,608 votes cast for and 95,484 votes cast against.

After the Annual Meeting, Ernst-Gunter Afting, Ph.D., M.D., and John E. Lucas continued to serve as directors with terms expiring at the 2005 Annual Meeting of Stockholders, and Charles R. Cantor, Ph.D., Daniel Kisner, Ph.D., and Ronald Linsday, Ph.D. continued to serve as directors with terms expiring at the 2006 Annual Meeting of Stockholders.

(2)	The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004. 30,787,947 votes were cast for approval, 114,436 votes were cast against, and 50,709 votes abstained.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(b) Reports on Form 8-K

On April 29, 2004, we filed a report on Form 8-K relating to our financial results for the three months ended March 31, 2004. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release relating to the financial results for our first fiscal quarter ended March 31, 2004, which furnished press release included our unaudited consolidated balance sheet as of March 31, 2004 and our unaudited consolidated statement of operations for the three months and ended March 31, 2004.

On May 19, 2004, we filed a report on Form 8-K/A relating to our Collaboration Agreement (the “P&G Agreement”) with Procter & Gamble Pharmaceuticals, Inc. (“P&G Pharmaceuticals”). This amended report included an amended redacted version of the Agreement. Under the P&G Agreement, Sequenom licensed exclusive rights to Sequenom’s proprietary osteoporosis candidate genes to P&G Pharmaceuticals, who will conduct biological validation studies on these candidate genes using complex biological and animal models and potentially develop therapeutic products. Under the P&G Agreement, Sequenom retains diagnostic rights to the osteoporosis candidate genes and related targets.

On June 14, 2004, we filed a report on Form 8-K/A relating to the P&G Agreement. This amended report included an amended redacted version of the P&G Agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004	SEQUENOM, INC.

	By:	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)