Form 10-Q
period 2004-09-30
SEQUENOM INC
filed 2004-11-09
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-29101

SEQUENOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0365889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3595 John Hopkins Court	92121
San Diego, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 202-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [    ]

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2004 was 39,691,444.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,292	$17,940
Short-term investments, available-for-sale	22,901	39,792
Restricted cash and investments	5,058	5,469
Accounts receivable, net	2,399	4,076
Inventories, net	5,538	10,569
Other current assets and prepaid expenses	599	1,142

Total current assets	46,787	78,988

Equipment and leasehold improvements, net	7,228	9,838
Intangible assets, net	7,107	11,338
Restricted cash and investments	5,535	4,253
Other assets	497	519

Total assets	$67,154	$104,936

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,595	$5,256
Accrued expenses	5,736	8,223
Accrued acquisition and integration costs	303	551
Deferred revenue	1,429	2,542
Current portion of long-term bank debt	3,850	5,621
Current portion of capital lease obligations	150	451

Total current liabilities	15,063	22,644

Deferred revenue, less current portion	9	34
Capital lease obligations, less current portion	-	57
Long-term bank debt, less current portion	4,691	5,624
Long-term accrued acquisition and integration costs, less current portion	768	888
Long-term deferred tax liability	2,354	3,674

Commitments and contingencies	-	-

Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares - 5,000,000.	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 39,691,444 and 39,565,342 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	40	39
Additional paid-in capital	453,283	453,096
Accumulated other comprehensive income	401	278
Accumulated deficit	(409,455)	(381,398)

Total stockholders’ equity	44,269	72,015

Total liabilities and stockholders’ equity	$67,154	$104,936

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Product related	$4,825	$6,578	$15,477	$20,547
Services	-	564	199	1,384
Research	420	14	677	322

Total revenues	5,245	7,156	16,353	22,253

Costs and expenses:
Cost of product revenue	2,469	3,418	8,767	11,286
Cost of service revenue	-	435	204	1,155
Research and development	4,010	6,064	16,142	18,402
Selling, general and administrative	4,785	5,697	16,231	17,495
Restructuring charges	1,943	-	1,943	-
Amortization of acquired intangibles	681	857	2,394	2,577
Amortization of deferred stock compensation	-	43	-	149

Total costs and expenses	13,888	16,514	45,681	51,064

Loss from operations	(8,643)	(9,358)	(29,328)	(28,811)
Interest income, net	81	195	238	862
Other (expense) income, net	(17)	58	177	305

Loss before income taxes	(8,579)	(9,105)	(28,913)	(27,644)
Deferred income tax benefit	275	291	856	945

Net loss	$(8,304)	$(8,814)	$(28,057)	$(26,699)

Net loss per share, basic and diluted	$(0.21)	$(0.22)	$(0.71)	$(0.68)

Weighted average shares outstanding, basic and diluted	39,674	39,532	39,645	39,471

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended September 30,
	2004	2003

	(Unaudited)
Operating activities
Net loss	$(28,057)	$(26,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,935	7,713
Impairment of long-lived assets	1,331	—
Other non-cash items	(8)	200
Deferred income tax benefit	(858)	(945)
Changes in operating assets and liabilities:
Accounts receivable	1,668	2,893
Inventories	5,005	(3,222)
Other current assets	544	(138)
Other assets	21	334
Accounts payable and accrued expenses	(4,151)	(5,633)
Deferred revenue	(1,125)	(874)
Other liabilities	559	428

Net cash used in operating activities	(18,136)	(25,943)

Investing activities
Purchase of equipment, leasehold improvements and intangibles	(2,838)	(1,508)
Net change in restricted cash	(885)	1,950
Purchase of marketable securities	(57,378)	(146,561)
Sales of marketable securities	66,796	127,820
Matured marketable securities	7,404	39,206

Net cash provided by investing activities	13,099	20,907

Financing activities
Net payments on capital lease obligations	(358)	(557)
Net payments of long-term debt	(2,704)	(1,660)
Proceeds from exercise of stock options and ESPP purchases	164	474

Net cash used in financing activities	(2,898)	(1,743)

Net decrease in cash and cash equivalents	(7,935)	(6,779)
Effect of exchange rate changes on cash and cash equivalents	287	(273)
Cash and cash equivalents at beginning of period	17,940	26,348

Cash and cash equivalents at end of period	$10,292	$19,296

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of SEQUENOM, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and restructuring charges described below, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles in the U.S. for complete financial statements. Certain amounts in the December 31, 2003 balance sheet have been reclassified to conform with current year presentation.

These financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in SEQUENOM’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”).

(2) Summary of critical accounting policies

Reserves for obsolete and slow-moving inventory. The introduction of new products by us and our competitors has resulted in our inventory being rendered obsolete and required us to sell items at a discount to cost. We estimate the recoverability of our inventory by making assumptions related to our internal estimates of future product demand and product life cycles, and we record valuation adjustments to our inventory balances based upon the difference between the cost of such inventory and the estimated market value based on these assumptions. Inaccurate forecast of demand for our products or inadequate or untimely introduction of new product lines can create excess inventory. Our estimates may be inaccurate compared to actual results as they are based on the information currently available to us at the time. During the nine months ended September 30, 2004, slow-moving inventory reserves of $2.2 million were charged to cost of goods sold, and the total reserve was $2.9 million at September 30, 2004.

(3) Segment information

We terminated our internal drug discovery efforts and closed our SEQUENOM Pharmaceuticals business segment during the third quarter of 2004. Our outlicensing program for diagnostic and therapeutic product development and associated research activities, formerly within the SEQUENOM Pharmaceuticals business segment, is now reported within our total expense categories. All of our activities are now within one business segment and accordingly we report the consolidated results of our activities without segmental disclosure.

(4) Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine our tangible and intangible assets when events or changes in circumstances indicate that the carrying value of the long-lived asset might not be recoverable. In relation to the decision to close the SEQUENOM Pharmaceuticals business segment in July 2004, specific long-lived assets were reviewed, and we concluded that long-lived assets with a carrying amount of $1.3 million no longer had any value, and wrote them off. Fair value was based on discounted expected future cash flows to be generated by these assets. This $1.3 million charge is included within the income statement as part of the “Restructuring charges”. These assets primarily included equipment, software and patent rights obtained in connection with the acquisition of Axiom Pharmaceuticals, Inc.

(5) Restructuring charge

We terminated our internal drug discovery efforts and closed our SEQUENOM Pharmaceuticals business segment during the third quarter of 2004, which will reduce our headcount by approximately 50 by the end of 2004 compared to our headcount prior to the restructuring. We will continue with our outlicensing program to seek to capitalize on the potential value of our disease gene discoveries for diagnostic and therapeutic product development. During the third quarter of 2004, we incurred charges of $1.9 million related to the closure of this business, and expect to incur additional termination benefit charges of approximately $0.3 million by the time we exit fully from this activity in the first quarter of 2005 for a total charge of $2.1 million. We expect that the total anticipated cost of $2.2 million will be made up of $1.3 million of impairment charges for long-lived assets, $0.1 million of contract termination costs and $0.8 million of termination benefits. The exit costs for this restructuring during the period are as follows (dollars in thousands):

	Balance at June 30, 2004	Costs incurred and charged to expense	Costs paid or settled	Write- offs	Balance at September 30, 2004
Impairment of long-lived assets (note 4)	$-	$1,331	$-	$(1,331)	$-
Termination benefits	-	477	(315)	-	162
Contract termination costs	-	135	(135)	-	-

Total	$-	$1,943	$(450)	$(1,331)	$162

Exit costs relating to the restructuring are shown in the income statement as “Restructuring charges”. The remaining accrued balance is shown within accrued expenses.

(6) Short-term debt

At September 30, 2004, we were in breach of one of the covenants of one of our long-term loans requiring us to have in excess of $40 million of unrestricted cash and short-term investments. This loan is secured by certain of our tangible fixed assets. Under the agreement with respect to this loan, provided that the lender does not require immediate repayment, we have the ability to remedy the breach by providing the lender with a letter of credit covering the remaining balance of the loan, which was $1.7 million at September 30, 2004. We have not yet provided this letter of credit to the lender and accordingly $0.3 million of this loan balance has been reclassified to short-term debt. Should we provide the letter of credit to the lender, our restricted cash will be increased by 118% of the remaining loan balance until the loan is paid. The loan is scheduled to be paid by December 2006.

(7) Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, (“SFAS 130”) requires reporting and displaying comprehensive income (loss) and its components, which, for us, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Comprehensive loss:

Net loss applicable to common stock	$(8,304)	$(8,814)	$(28,057)	$(26,699)
Change in unrealized gains (losses) on investments	39	(119)	(69)	97
Cumulative translation adjustments	384	(103)	192	(103)

Comprehensive loss	$(7,881)	$(9,036)	$(27,934)	$(26,705)

(8) Net loss per share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including 400,000 shares held in escrow relating to the acquisition of Axiom Biotechnologies, Inc., during the three and nine months ended September 30, 2003. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental shares of common stock issuable upon the exercise of stock options and warrants, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

(9) Stock-Based Compensation

We account for our stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and the related Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. We have adopted the disclosure-only alternative of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”).

If compensation cost for stock-based awards had been determined consistent with the fair value method prescribed in SFAS 123, our net loss would have been the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share information)	2004	2003	2004	2003
Net loss as reported	$(8,304)	$(8,814)	$(28,057)	$(26,699)

Total stock-based employee compensation determined under fair value based method for all awards	(650)	(876)	(2,418)	(3,621)

Pro forma net loss	$(8,954)	$(9,690)	$(30,475)	$(30,320)
Net loss per share, basic and diluted, as reported	$(0.21)	$(0.22)	$(0.71)	$(0.68)
Pro forma net loss per share, basic and diluted	$(0.23)	$(0.25)	$(0.77)	$(0.77)

Options or stock awards issued to non-employees who are not members of our Board of Directors are recorded at their fair value and periodically remeasured as determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18 Accounting for Equity Instruments with Variable Terms that are Issued For Consideration other than Employee Services Under SFAS No. 123, and recognized over the related service period.

(10) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value net of inventory reserves. The components of inventories were (dollars in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$3,877	$8,159
Work in process	145	126
Finished goods	1,516	2,284

Total	$5,538	$10,569

Inventory balances are shown net of slow-moving inventory reserves of approximately $2,928,000 and $1,662,000 at September 30, 2004 and December 31, 2003, respectively.

(11) Acquisition and integration costs

As of September 30, 2004 we had approximately $1.1 million remaining in accrued acquisition costs relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to lease commitment costs. We do not know how long it will take us to sublease our remaining surplus space. The remaining amount accrued at September 30, 2004 represents approximately 49 months of remaining lease payments, net of sublease income from existing subleased space and lease costs of space occupied by us. If we do not sublease the remaining space by the end of that 49 month period we will incur additional expense of approximately $24,000 per month for 27 more months.

The activity in the nine-month period ended September 30, 2004 was as follows (dollars in thousands):

	Balance at December 31, 2003	Deductions	Balance at September 30, 2004
Costs to exit lease commitments	$1,439	$(368)	$1,071

In the nine months ended September 30, 2004, we reduced the carrying value of our acquired intangibles relating to the acquisition of Gemini Genomics by $1.3 million and reduced the associated long term deferred tax liability by $0.5 million to reflect an income tax purchase accounting adjustment, in accordance with EITF 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination.

(12) Warranty reserves

Generally, we do not have any significant post-delivery obligations associated with our product sales. We accrue for warranty expenses and other allowances at the time of shipment based on historical service expense and trends. Such amounts are not generally significant.

(13) Commitments and contingencies

In August 2004, we were named as a defendant in a complaint filed by a former employee, Daniel P. Little (“plaintiff”) in the United States District Court for the Southern District of California, Case No. 04 CV 1737 J. In the complaint, the plaintiff alleges that we have violated plaintiff’s rights under a 1957 German law, known as “Law Relating to Inventions Made by Employees”, in connection with plaintiff’s activities in Germany for Sequenom, GmbH, beginning in or about October 1995. This law provides for compensation to an employee in consideration for rights to employee inventions. Although we have made several royalty payments to plaintiff, plaintiff alleges that the amount of royalty has been in dispute as have been the triggering events. Plaintiff asserts causes of action against us including rescission, breach of contract, quantum meruit, unfair business practices, and fraud. Plaintiff further alleges that Sequenom GmbH failed to follow the mandatory process of the 1957 German law and never provided the necessary written claim of ownership of the inventions made by plaintiff while in Germany. The plaintiff seeks unspecified monetary damages and other relief including ownership and patent rights for all inventions claimed in patents to which he contributed while employed in Germany, including U.S. Patents 6,258,538, 6,569,385, and 6,602,662, which are asserted to include coverage for key elements of our MassARRAY technology, among other patents. We filed a motion to dismiss plaintiff’s complaint. The plaintiff has opposed our motion. We deny all material allegations and intend to defend this action vigorously. No accrual has been made in relation to this claim as the monetary amount is not estimable or probable at this time.

(14) New accounting pronouncements

In March 2004, the EITF ratified its consensus related to the application guidance within EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 applies to investments in debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method. EITF 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The implementation date for EITF 03-1 has been delayed and no effective date has yet been set. We anticipate that the adoption of EITF 03-1 will not have a material impact on our financial position or results of operations.

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, Share-Based Payment, (“SFAS 123R”) which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (not SFAS 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The FASB has not yet issued the final standard, however the impact of adoption of SFAS 123R will be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed below under the caption “Risks and Uncertainties Related to Our Business”. Our expectations and the events, conditions, and circumstances on which these future forward-looking statements are based, will likely change.

SEQUENOM®, SpectroCHIP®, and MassARRAY® are trademarks of SEQUENOM, Inc.

Overview

We are a genetics company committed to providing the best genetic analysis products that translate genomic science into superior solutions for biomedical research, molecular medicine and agricultural applications. Our proprietary MassARRAY system is a high performance DNA analysis platform that efficiently and precisely measures the amount of genetic target material and variations therein. The system is able to deliver reliable and specific data from complex biological samples and from genetic target material that is available only in trace amounts. We have used our MassARRAY technology and our extensive collections of DNA samples from diseased and healthy individuals to identify disease-related genes that predispose significant portions of the population to major diseases. Based on our discoveries, we have developed diagnostic and therapeutic content for potential partner out-licensing and commercial development opportunities.

We are focusing our efforts on revenue-generating opportunities in the biomedical research market. In particular, we are focusing on molecular diagnostics, which encompasses clinical research and diagnostic applications. We will also continue our efforts to outlicense our disease gene discoveries (drug targets, diagnostic and pharmacogenetic markers, signaling pathways and novel biological mechanisms) for potential therapeutic or diagnostic product development by other parties and use our research results to improve the capabilities of our MassARRAY platform.

Our goal is to leverage our technology to become a significant contributor in the development of molecular medicine, which encompasses applications often referred to as pharmacogenomics, personalized medicine, disease predisposition testing, cancer subtyping, and non-invasive prenatal testing. These fields share the need for analytical applications that define disease on a molecular level and with a high degree of reliability.

Genetic analysis is primarily conducted in two key biomedical research market segments: the academic research market, where we currently focus, and the clinical analysis market, where we are expanding. The research market makes initial genetic discoveries. It is a relatively small market and is mainly comprised of academic institutions. The clinical analysis market is significantly larger, and takes genetic analysis a step further to establish the use of genes and genetic markers.

The needs of these markets differ significantly. The research market, which requires highest data density per sample, is tolerant to inconsistencies in data and error rates, and typically has a shorter window of opportunity. Sample throughput is generally very high. This market is extremely price sensitive. The clinical analysis market focuses on a defined number of markers per sample, is not as tolerant to inconsistencies in data and error rates, typically has a longer development cycle, and is less price sensitive. Sample throughput requirements are generally not very high. As a result of the clinical analysis market’s requirements and the strengths of the MassARRAY system, including high sensitivity, specificity and reproducibility, we believe there is significant opportunity in the clinical analysis market.

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing and gene expression analysis in the molecular medicine market. We support epigenetic analysis, which is the analysis of DNA methylation, and genetic trace analysis applications, which is the analysis of smallest amounts of genetic material in complex mixtures.

We also plan to broaden the markets to which we sell our product line. We have identified five target segments for potential growth, including customers in clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories and animal testing & food safety labs.

One of our key areas of interest is the development of analyte specific reagents (ASRs). ASRs are tests that measure biomarkers, which are intended for use in diagnostic applications, for identification and quantification of an individual substance in biological specimens. Beginning in 2005, we intend to develop ASRs in partnership with our customers. We plan to offer ASRs for established genetic tests already in the public domain, such as tests for Mendelian disorders including cystic fibrosis, and Factor V & II.

We believe there is also an opportunity to create novel ASRs based on research being conducted today using the MassARRAY platform. Leading research scientists are using our MassARRAY system as a basis to develop new applications in the field of applied genetic analysis. In the third quarter alone, we announced five collaborative research agreements with national and international research institutions focusing on such diverse areas as cancer, prenatal diagnosis and animal testing. These institutions are exploring new areas of genetic testing, with major market potential, including genetic trace analysis for prenatal testing, and early cancer detection.

In the area of prenatal diagnostics, in conjunction with the Chinese University of Hong Kong and the genetic researcher, Dr. Dennis Lo, our MassARRAY system is used to analyze genetic disease in a fetus in a way that may replace current, expensive, technology that has a nearly unacceptable risk profile.

As of September 30, 2004, our product revenues consisted of revenues from the sales of MassARRAY consumables and MassARRAY systems, maintenance agreements for systems, and sales and licensing of proprietary software.

One of the two MassARRAY sales in the third quarter was a MassARRAY Compact. This is the fifth consecutive quarter for which revenues from consumables have exceeded revenues from hardware. Consumable revenue increased 32% from the three months ended June 30, 2004 to September 30, 2004, but declined by 12% for the nine months ended September 30, 2004 compared to the same period in 2003. The impact of our MassARRAY Compact system and other new products and product applications on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described below under the caption “Risks and Uncertainties Related to Our Business”.

We previously completed numerous scans of the human genome and identified over 60 candidate genes indicating association with the following diseases: breast cancer, lung cancer, prostrate cancer, melanoma, schizophrenia, type II diabetes, obesity, dyslipidemia (HDL-cholesterol), hypertension, osteoarthritis and osteoporosis. In most studies we have further analyzed our initial disease-association findings in additional independent populations followed by appropriate biological confirmation experiments where feasible. Internal development on a small number of our validated disease gene discoveries was initiated. Following the closure of the Pharmaceuticals business unit in the third quarter of 2004, we terminated all internal drug development. However, we continue to pursue outlicense opportunities for our disease gene discoveries for development and potentially for the production of therapeutic and diagnostic products. Although we incurred a charge of $1.9 million during the third quarter of 2004 related to the closure of the Pharmaceutical business unit, we expect our overall research and development expenses to be reduced by this closure.

We expect revenues from our outlicensing efforts with respect to our disease gene discoveries to be minimal for the foreseeable future. To the extent that revenues are realized, if at all, they may fluctuate significantly as revenues will be based upon out-licensing of gene and target-related intellectual property, the occurrence of certain milestones, and successful product development and commercialization, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future diagnostic and therapeutic product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of present and potential licensees who will need to invest significant dollar amounts in research and development efforts, clinical trials, and obtaining regulatory approvals over several years.

Since our inception, we have incurred significant losses. As of September 30, 2004, we had an accumulated deficit of $409.5 million. We expect to continue to incur losses going forward at least until the end of 2005.

Results of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2004 declined to $5.2 million and $16.4 million, respectively, from $7.2 million and $22.3 million, respectively, for the same periods in 2003.

Product revenues were derived from the sale of consumables including our SpectroCHIP bioarray chips, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software and license fees from end-users. The decline in overall product revenues was mainly due to lower average selling prices and reduced sales volumes for our chips and other consumables. For the three months ended September 30, 2004 compared to the three months ended September 30, 2003, consumable revenues decreased from $4.6 million to $3.5 million, respectively. For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, consumable revenues decreased from $10.9 million to $9.5 million, respectively. This reduction in revenue was a result of a decline in our average selling prices and volumes for our SpectroCHIP bioarray chips and related consumables. MassARRAY system hardware sales declined from $0.8 million to $0.5 million in the three months ended September 30, 2003 and 2004, respectively and declined from $6.8 million to $3.0 million in the nine months ended September 30, 2003 and 2004, respectively. MassARRAY system placements remained below our expectation. The sales cycles for our MassARRAY Gene Expression application and MassARRAY Compact system continue to be longer than planned. The sales cycles for the Gene Expression application and MassARRAY Compact system are similar to those of our higher throughput systems and other applications, not shorter as originally thought. The lower price point for the MassARRAY Compact system has not resulted in a shorter sales cycle as we had originally expected. Income from other product sales, including MassARRAY maintenance contracts, associated software, license fees and royalties, was $0.8 million and $3.0 million for the three and nine months ended September 30, 2004, respectively, compared to $1.2 million and $2.9 million for the same periods in 2003, respectively.

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

Service revenues in the three and nine months ended September 30, 2004 were $0.0 and $0.2 million, respectively, declining from $0.6 million and $1.4 million, respectively, in the same periods in 2003. We derived these revenues from the completion of significant phases of genetic validation projects. The reduction in service revenue primarily has resulted from our decision to pursue internal discovery genetics programs and to discontinue pursuit of low-margin collaborative genotyping services. We do not expect service revenue to be significant in the foreseeable future. We expect revenue from present and future outlicensing of our disease gene discoveries to be minimal for the foreseeable future.

Research revenues increased to $0.4 million and $0.7 million for the three and nine months ended September 30, 2004, respectively, from $0.0 million and $0.3 million for the same periods in 2003, respectively. The timing of research revenues depends upon our expenditure on grant research and the receipt of the grant funding from the sponsoring agencies. We performed more work on grant-funded research in 2004 than in 2003.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and nine months ended September 30, 2004 were $2.5 million and $8.8 million, respectively, compared to $3.4 million and $11.3 million, respectively, for the same periods in 2003. Gross margins on product sales for the three and nine months ended September 30, 2004 were 49% and 43%, respectively, compared to 48% and 45%, respectively, for the same periods in 2003. Gross margins increased by 1% for the three months ended September 30, 2004 and declined 2% for the nine months ended September 30, 2004, compared to the same periods in 2003 due to increased inventory reserves for slow-moving components reducing margins by 10% and 9%, respectively, compared to the same periods in 2003. This increase in gross margin in the three months ended September 30, 2004 was a result of higher-margin consumables sales making up a greater proportion of total revenue in 2004, offsetting the increased inventory reserve charge. The decline of 2% over the nine months ended September 30, 2004 was a result of the higher margin consumables not fully offsetting the increased inventory reserve charges.

We believe that gross margin in future periods will be affected by, among other things, pricing reductions in the selling price for systems and consumables, the mix of products sold, competitive conditions, sales volumes, discounts offered, inventory reserves required and royalty payment obligations on in-licensed technologies.

Cost of service revenues for the three and nine months ended September 30, 2004 were $0.0 million and $0.2 million, respectively, compared to $0.4 million and $1.2 million, respectively, for the same periods in 2003. Gross margins for the three and nine months ended September 30, 2004 were 0% and (3)%, respectively, compared to 23% and 17%, respectively, for the same periods in 2003. Gross margins are dependent on the particular contract terms of the work undertaken in each quarter.

Research and development expenses

Research and development expenses decreased to $4.0 million and $16.1 million, respectively, from $6.1 million and $18.4 million, respectively, for the three and nine months ended September 30, 2004 and 2003. These expenses consist primarily of salaries and related personnel expenses, improvements to our existing products and validation of products under development, and, prior to the termination of our internal drug discovery activities in July of 2004, expenses related to our disease gene discovery and development programs, and expenses relating to work performed under research contracts. In the three and nine months ended September 30, 2003, $3.9 million and $11.6 million, respectively, of research and development costs were allocated to the SEQUENOM Pharmaceuticals business segment.

The decrease in expenses of $2.3 million for the nine month period ended September 30, 2004 from the same period in 2003 primarily relates to reduced operating supply costs of $1.3 million, $0.5 million lower headcount expenses, $0.5 million lower establishment costs, reduced depreciation charges of $0.9 million, $0.2 million of other cost reductions, and $0.4 million of sales taxes related to operating supplies and capital equipment, offset by reduced absorption into cost of goods sold of $1.5 million. The decrease in expenses of $2.1 million for the three month period ended September 30, 2004 from the same period in 2003 primarily relate to reduced operating supply costs of $0.7 million, $0.5 million lower headcount expenses, $0.3 million lower establishment expenses, reduced depreciation charges of $0.8 million, and $0.3 million of sales taxes related to operating supplies and capital equipment, offset by reduced absorption into cost of goods sold of $0.5 million.

Sales, general and administrative expenses

Sales, general and administrative expenses for the three and nine months ended September 30, 2004 were $4.8 million and $16.2 million, respectively, compared to $5.7 and $17.5 million, respectively, for the same periods in 2003. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, business development, legal, finance and human resource personnel, and their related functions expenses. In the three and nine months ended September 30, 2003, $1.5 million and $5.0 million, respectively, of sales, general and administrative expenses were allocated to the SEQUENOM Pharmaceuticals business segment.

The $1.3 million decrease for the nine months ended September 30, 2004 from the same period in 2003 was due to a reduction in legal-related expenses of $0.6 million, insurance expenses of $0.3 million due to premium reductions and depreciation of $0.3 million as an increasing proportion of our asset base is fully depreciated, reduced costs in our overseas operations of $0.6 million, and other net operating savings of $0.1 million, offsetting an increase in sales-related headcount expenses and selling expenses of $0.6 million as we strengthened our sales function. The $0.9 million decrease for the three months ended September 30, 2004 from the same period in 2003 was due to a reduction in legal-related expenses of $0.2 million, insurance expenses of $0.1 million due to premium reductions and depreciation of $0.1 million as an increasing proportion of our asset base is fully depreciated, reduced costs in our overseas operations of $0.3 million, other general savings of $0.3 million, offset by increased Sarbanes-Oxley Act compliance costs of $0.1 million. Headcount and selling expenses remained consistent with 2003 as an adjustment to bonus accruals based on revised estimates offset increased headcount cost.

Although our SEQUENOM Pharmaceuticals business unit was closed during the third quarter of 2004, certain selling, general and administrative expenses will continue to be incurred going forward in connection with maintaining and promoting our gene target discoveries and our outlicensing activities related to those discoveries. We expect headcount and related expenses to increase during the remainder of 2004 as compared to those incurred during the third quarter of 2004 as we strengthen our sales operations.

Asset impairment and restructuring charges

We terminated our internal drug discovery efforts and closed our SEQUENOM Pharmaceuticals business segment during the third quarter of 2004, which will reduce our headcount by approximately 50 by the end of 2004 compared to our headcount prior to the restructuring. We will continue with our outlicensing program to seek to capitalize on the value of our disease gene discoveries for potential diagnostic and therapeutic product development. During the third quarter of 2004, we incurred total charges of $1.9 million related to the closure of this business, and expect to incur additional charges of $0.3 million in the future. Of the $1.9 million charge, $1.3 million relates to non-cash charges from the write-off of equipment taken out of service and intangible assets of no value to our ongoing business, and $0.6 million relates to employee severance costs and other contractual obligations.

Amortization of acquired intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001 we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. In connection with the acquisition of Axiom Biotechnologies, Inc. in 2002 we acquired approximately $0.5 million of intangible assets, including patent rights, human cell banks, and assay technology. In the nine months ended September 30, 2004, we reduced the carrying value of our acquired intangibles relating to the acquisition of Gemini Genomics by $1.3 million to reflect an income tax purchase accounting adjustment. As a result of the closure of our SEQUENOM Pharmaceuticals business unit in during the third quarter of 2004, we wrote off approximately $0.3 million of intangible assets acquired from Axiom Biotechnologies that have no future alternative use. Our amortization expense was reduced from $2.6 million to $2.4 million in the nine months ended September 30, 2003 and 2004 and from $0.9 million to $0.7 million in the three months ended September 2003 and 2004, respectively, as a result of the lower value of our intangibles. The remaining intangible assets are being amortized over three to five years.

Amortization of deferred stock-based compensation

Deferred stock compensation represents the difference between the estimated fair value of our common stock and the exercise price of options at the date of grant. During the three and nine months ended September 30, 2003, we recorded amortization of deferred stock compensation of approximately $43,000 and $149,000, respectively. Amortization was completed during 2003, resulting in no charge for the three and nine months ending September 30, 2004. These amounts all relate to stock options granted prior to our initial public offering in February 2000 and were amortized over the vesting periods of the individual stock options in accordance with FASB Interpretation No. 28.

Net interest income

Net interest income was $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2004, compared to $0.2 million and $0.9 million, respectively, for the same periods of 2003. The decrease from 2003 to 2004 resulted from lower average balances of interest-bearing investments and lower interest rates, offset by lower interest expense due to the decrease in the amount of debt outstanding during the two periods.

Deferred income tax benefit

The deferred tax benefit of $0.9 million and $0.9 million for the nine months ended September 30, 2004 and 2003, respectively, and of $0.3 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, is due to the tax effects related to amortization on the intangible assets, including clinical data collections and patent rights, acquired from Gemini Genomics. In the nine months ended September 30, 2004, we reduced the long term deferred tax liability by $0.5 million to reflect an income tax purchase accounting adjustment relating to the acquisition of Gemini Genomics.

Liquidity and Capital Resources

As of September 30, 2004, cash, cash equivalents, short-term investments and restricted cash totaled $43.8 million compared to $67.5 million as of December 31, 2003. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Short-Term

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the nine months ended September 30, 2004 was $18.1 million compared to $25.9 million for the same period in 2003. The use of cash was a result of the net loss of $28.1 million for the nine months ended September 30, 2004, adjusted for non-cash depreciation and amortization of $8.3 million, $0.9 million of deferred income tax benefit and reductions in accounts receivable balances of $1.7 million due to lower sales activity and reduced time taken to collect receivables, reductions of $5.0 million in inventory levels from inventory management and valuation reserves, increases in other liabilities of $0.6 million, and reductions in accounts payable and deferred income of $5.3 million. At our current and anticipated level of operating loss, we expect to incur an operating cash outflow on a quarterly basis. We anticipate that this will continue in the future as we continue to invest in new product research and development, regulatory approval, and sales, marketing and support activities. As a result, our cash, cash equivalents and marketable security balances will decline. If the current trend of cash use continues, we will need additional capital at the end of 2006 to support our activities, as described in our discussion under the heading “Long-Term” below. If our restricted cash balance does not decline as planned we may need additional capital by mid 2006.

Investing activities, other than the changes in our short-term investments and restricted cash, used $2.8 million in cash during the first nine months of 2004 due to leasehold improvements and purchases of additional laboratory equipment.

Net cash used by financing activities was $2.9 million for the nine months ended September 30, 2004 compared to $1.7 million used by financing activities for the same period in 2003. Financing activities during the first nine months of 2004 included net payments of $3.1 million for long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of $0.2 million.

At September 30, 2004, we were in breach of one of the covenants of one of our long-term loans requiring us to have in excess of $40 million of unrestricted cash and short-term investments. This loan is secured by certain of our tangible fixed assets. Under the agreement with respect to this loan, we have the ability to remedy the breach by providing the lender with a letter of credit covering the remaining balance of the loan, which was $1.7 million at September 30, 2004. We have not yet provided this letter of credit to the lender and accordingly $0.3 million of this loan balance has been reclassified to short-term debt as the lender has the right to request immediate payment of the amount outstanding. When we provide the letter of credit to the lender, our restricted cash will be increased by 118% of the remaining loan balance until the loan is repaid. The loan is scheduled to be repaid by December 2006. We do not anticipate that the lender will requre immediate repayment of this loan.

Long-Term

The following table summarizes our contractual obligations as of September 30, 2004 (dollars in millions):

	Total	Less than one year	1-3 years	After 3 years
Contractual obligations
Long-term debt	$8.5	$3.9	$4.7	$—
Capital lease obligations	0.2	0.2	—	—
Operating leases	51.8	4.7	9.2	37.9
Open purchase orders	3.6	3.6	—	—
Other contractual agreements	0.1	0.1	—	—

Total contractual obligations	$64.2	$12.5	$13.9	$37.9

Future operating lease commitments have not been reduced by future sublease rentals aggregating $1.4 million.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing products, alone or in collaboration with our partners, outlicensing our disease gene discoveries and receiving revenue based on those outlicensing efforts, and obtaining any required regulatory approval for diagnostic or therapeutic products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	regulatory changes and technological developments in our markets.

We have a $15.1 million bank line of credit provided by the Union Bank of California, of which $6.8 million is outstanding and $8.3 million is available for borrowing and expires on January 31, 2005. We have no commitments for any additional financings. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. If additional funds are required and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our stockholders will be diluted.

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

We have experienced significant operating losses in each period since our inception. At September 30, 2004, our accumulated deficit was approximately $409.5 million. These losses have resulted principally from expenses incurred in research and development, from selling, general and administrative expenses associated with our operations and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, and general and administrative expenses as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. Our general and administrative expenses are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure. To achieve profitability, we would need to generate significant additional revenue with positive gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products and services including our lower-throughput benchtop version of our MassARRAY platform, also known as our Compact system;

•	our success in promoting applications, such as gene expression analysis, for use with our products;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our ability to transition our business from internal drug discovery to a focus on diagnostic, clinical research, molecular medicine, and agricultural applications;

•	our research and development progress;

•	our ability to promote, and license or sell, candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	our ability to clinically validate any potential diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, employee ownership rights in or entitlements to royalties from employee inventions, or other types of obligations or rights.

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

The continued decline in the demand for MassARRAY systems and consumables, despite the increase in consumable sales from quarter two to quarter three of 2004, continues to reduce our total revenues and harm our business. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues for the foreseeable future. We continue to see the number of new account opportunities for our highest throughput MassARRAY system for the high throughput genotyping market, declining. We have experienced reduced demand over the past several quarters for our highest throughput and largest capacity versions of the MassARRAY system. The sales cycles of our new MassARRAY Gene Expression application and MassARRAY Compact system are longer than planned and are consistent with the sales cycles for our other products. Also, over the past year, competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products:

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately $15 million or 53% of our total revenues in the year ended December 31, 2003 and approximately $9.5 million or 58% of our total revenues for the nine months ended September 30, 2004. Factors which may limit the use of our consumable chips and other consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	the extent to which customers re-use our consumable chips;

•	failure to sell additional MassARRAY systems;

•	the training of customer personnel; and

•	the acceptance of our technology by our customers.

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

If a licensee discovers therapeutic products or we or a collaborator discover diagnostic or other products using our technology, products, services or discoveries, we may rely on that licensee or collaborator (hereafter referred to as “partner”) for product development, regulatory approval, manufacturing and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone and similar payment provisions contained in our agreement with that partner.

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

Some of the products we hope to develop involve new and unproven approaches or involve applications in markets that we are only beginning to explore. They are based on the assumption that information about genes and SNPs may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes and SNPs in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of drugs and diagnostics or other products in the future, or that any genetic-based findings would be accepted by diagnostic, pharmaceutical or biotechnology companies or by any other potential market or industry segment. If we or our customers or collaborators are unable to generate valuable information that can be used to develop these drugs and diagnostics or other products, the demand for our products and services will be reduced and our business will be harmed.

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

If we breach covenants in our equipment lease or other credit facilities or are otherwise in default under these credit facilities, our lenders may accelerate the maturity dates of our outstanding indebtedness or take other actions under these facilities which would have a material adverse effect on our financial condition and operations.

We had an aggregate of $8.7 million of outstanding indebtedness under our bank line of credit, equipment lease and other credit facilities as of September 30, 2004. These credit facilities include positive and restrictive covenants such as requirements that we maintain certain levels of unrestricted cash and net tangible asset balances. At September 30, 2004, we were in breach of one of the covenants of one of our equipment loans. As a result of this breach, we are required to provide the lender with a letter of credit covering the remaining balance of the loan, which was $1.7 million at September 30, 2004 or the lender may request immediate payout of the loan. If we breach certain covenants in our equipment lease or other credit facilities or are otherwise in default under these credit facilities, our lenders may accelerate the maturity dates of our outstanding indebtedness, impose restrictions on our cash balances or take other actions under these facilities which would have a material adverse effect on our financial condition and operations.

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

Evolution in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We closed our SEQUENOM Pharmaceuticals business during the third quarter of 2004 and expect to reduce our headcount by approximately 50 by the end of 2004 compared to our headcount prior to this restructuring. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business, it could affect our ability to pursue business opportunities, expand our business, and sell our products and applications in new markets.

We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately $15.7 million or 52% of our revenues and $7.9 million or 49% were generated from sales outside of the United States in the year ended December 31, 2003 and in the nine months ended September 30, 2004, respectively. A successful international effort will require us to develop relationships with international customers and collaborators. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations and maintain good relations with our foreign customers and collaborators. International operations involve a number of risks not typically present in domestic operations, including:

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

Our Stock May Be Delisted From The Nasdaq National Market

The NASDAQ National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In recent months our common stock has traded below $1.00 per share and, the closing bid price of our common stock has often been below $1.00 per share. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq automatically sends a non-compliance informing us of the details of non-compliance. Once the warning letter is received, we have 180 days to return to compliance, or we may request listing on the NASDAQ Small Cap Market. We may then be granted an additional 180 days to return to compliance. If we do not return to compliance after the second 180 day period, NASDAQ will issue a letter informing us that NASDAQ will delist our common stock from the NASDAQ Market. We can then request a hearing with NASDAQ to discuss the issue. If our stock were delisted, the ability of our stockholders to sell their common stock would be negatively affected.

If we are unable to complete our assessment of the effectiveness of our internal controls over financial reporting or our independent auditors are unable to attest to our assessment of our internal controls over financial reporting in a timely and satisfactory manner, investor confidence and our stock price may be adversely effected.

We have been working to complete our assessment of the effectiveness of our internal controls over financial reporting by the time we are required to file our next Annual Report on Form 10-K, as required by Section 404 of the Sarbanes Oxley Act of 2002. Our auditors have likewise been working to evaluate our assessment and to test the design and operating effectiveness of our internal controls over financial reporting. Because this is the first year of the new Section 404 requirements, it is difficult for us or our auditors to predict how long it will take to complete the assessment of the effectiveness of our internal controls over financial reporting, including the final evaluation of the significance of control deficiencies. This results in a heightened risk of unexpected delays and obstacles to completing the project on a timely basis, as well as a lack of certainty with respect to the results of the assessment and testing process. Although we are diligently reviewing our internal controls over financial reporting to comply with the new Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. We cannot assure that our management or our independent auditors will not find a material weakness in connection with its assessments. Through this evaluation and assessment, we have identified certain internal control issues that we are in the process of remediating. However, we cannot assure you that we will successfully remediate any such deficiency or weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of December 31, 2004 in time to enable our auditors to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the Securities and Exchange Commission or attest that we have maintained effective internal control over financial reporting as of December 31, 2004. If we do not satisfactorily or timely complete the assessment or testing process, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or The NASDAQ National Market, incomplete or late filing of our Annual Report on Form 10-K, civil or criminal liability, a decline in investor confidence and our stock price and business could also be adversely affected.

We have adopted anti-takeover provisions that may limit the ability of another party to acquire us and may prevent or frustrate any stockholder’s attempt to change the direction or management of us and that could cause our stock price to decline.

Various provisions of our certificate of incorporation and bylaws and Delaware law may discourage or prevent a third party from acquiring us, even if doing so would benefit our stockholders. In addition, these provisions may prevent or frustrate any stockholder attempt to change our direction or management. These provisions provide for, among other things, a classified board of directors, by which approximately one third of the directors are elected each year, advance notice requirements for proposals that can be acted upon at stockholder meetings and limitations on who may call stockholder meetings. In October 2001, we adopted a stockholder rights plan. Pursuant to our stockholders rights plan, each share of our outstanding common stock has an associated preferred share purchase right. The rights will not trade separately from our common stock until, and are exercisable only upon, the acquisition or potential acquisition by a person or group of or the tender offer for 15% or more of our common stock. In October 2004, we entered into an agreement with Siemens AG whereby we agreed to provide Siemens with written notice of written offers from a third party involving the sale of, transfer of, or license to, all or substantial parts of our assets or the acquisition of the majority of our shares, and agreed to consider any written bid for the same or substantially the same assets or shares submitted by Siemens for a 30 business day period following such notification. As a result of these provisions, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in the payment of a premium for our common stock. Our board of directors, without further approval of the stockholders, is authorized to issue “blank check” preferred stock and to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to this preferred stock. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, making it more difficult for a third party to gain control of us, discouraging premium bids for our common stock or otherwise adversely affecting the market price of our common stock.

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

Functional currency of operations		As of September 30, 2004 Net foreign monetary assets/(liabilities)
		US dollars		GBP
	($	in millions	)
Great British Pound		$0.5		$—
Euro		$1.8		$0.2

A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $70,000. A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $180,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended September 30, 2004. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended, as of the fiscal quarter ended September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the fiscal quarter ended September 30, 2004.

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

We have begun a detailed assessment of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. We are primarily still in the evaluation of design phase and early stages of testing where we have identified control deficiencies in our system of internal controls. As we move through the testing phase of our project, we expect to validate these control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation teams to investigate these control deficiencies, and, where appropriate, to remediate them. To address these issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of several outside specialists. Although we have made this project a top priority, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the our fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

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

In August 2004, we were named as a defendant in a complaint filed by a former employee Daniel P. Little (“plaintiff”) in the United States District Court for the Southern District of California, Case No. 04 CV 1737 J. In the complaint, the plaintiff alleges that we had violated plaintiff’s rights under a 1957 German law, known as “Law Relating to Inventions Made by Employees” in connection with plaintiff’s activities in Germany for Sequenom, GmbH, beginning in or about October 1995. This law provides for compensation to an employee in consideration for rights to employee inventions. Although we have made several royalty payments to plaintiff, plaintiff alleges that the amount of royalty has been in dispute as have been the triggering events. Plaintiff asserts causes of action against us including rescission, breach of contract, quantum meruit, unfair business practices, and fraud. Plaintiff further alleges that Sequenom GmbH failed to follow the mandatory process of the 1957 German law and never provided the necessary written claim of ownership of the inventions made by plaintiff while in Germany. The plaintiff seeks unspecified monetary damages and other relief including ownership and patent rights for all inventions claimed in patents to which he contributed while employed in Germany, including U.S. Patents 6,258,538, 6,569,385, and 6,602,662, which are asserted to include coverage for key elements of the Company’s MassARRAY technology, among other patents. We filed a motion to dismiss plaintiff’s complaint. The plaintiff has opposed our motion. We deny all material allegations and intend to defend this action vigorously.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 5. Other information

In October 2004, our Board of Directors set the proposed date for next year’s annual meeting of stockholders as June 16, 2005. This proposed date is more than 30 calendar days from the date of this year’s annual meeting, which was held on May 14, 2004. As a result, we have extended the deadline for submitting a stockholder proposal for inclusion in our Proxy Statement and form of proxy for our 2005 annual meeting of stockholders from December 10, 2004 to January 5, 2005. The deadline for stockholders to submit proposals or director nominations that are not to be included in such Proxy Statement and proxy has also been extended from December 10, 2004 to January 5, 2005. Stockholders are advised to review our Bylaws, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations. Our Bylaws are available at the Securities and Exchange Commission’s website at http://www.sec.gov or from us upon written request to Investor Relations, Sequenom, Inc., 3595 John Hopkins Court, San Diego, California 92121.

Item 6. Exhibits

Exhibits

Exhibit Number	Description of Document

10.27*	Diagnostic Platform Benchmarking Study and Evaluation Agreement, dated October 25, 2004, by and between the Registrant and Siemens AG.

10.28#	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUENOM, INC.
Dated: November 9, 2004

	By:	/s/ STEPHEN L. ZANIBONI
Stephen L. Zaniboni
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)