Form 10-K/A
period 2004-12-31
SEQUENOM INC
filed 2005-04-29
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 28, 2005, there were 40,428,276 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Sequenom, Inc. (the “Company”) for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed to amend the Original Filing as follows:

•	Item 9A is amended to update Management’s Report on Internal Controls Over Financial Reporting to include management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and

•	Item 9A is amended to include the related attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm.

This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the date of the Original Filing for the filing of the above.

As a result of these amendments, the certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as an exhibit to the Original Filing, has been re-executed and re-filed as of the date of this Form 10-K/A and the Company has filed as Exhibit 23.1 an additional consent of Ernst & Young LLP.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 16, 2005, the date of the Original Filing.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2004. Based on this evaluation and due to material weaknesses in internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting,” our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported accurately.

Changes in Disclosure Controls and Procedures

We are currently engaged in efforts to improve our disclosure controls and procedures in connection with our actions to improve our internal control over financial reporting in 2005, as discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K (Internal Control Report). Management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The evaluation was based on the following material weaknesses which were identified:

•	Revenue Recognition. Some of our MassARRAY system sales are negotiated with unusual terms, such as extended payment terms or equipment and/or software offered at no additional charge. Two sales with such terms were initially recorded as revenue at year end following our internal revenue recognition analyses. After discussions with our independent auditors, an audit adjustment that was material to the financial statements was recorded to defer the revenue at December 31, 2004. As a result, we have concluded that the controls over the recording and analysis of revenue transactions with unusual terms were not effective, and are indicative of a material weakness in revenue accounting controls.

•	Accrued Liabilities and Reserves. As a result of errors identified in reconciliations and analyses of several accrued liability accounts, we have concluded that controls over our account reconciliation and analyses processes were not effective and are indicative of a material weakness. We over-accrued property taxes and legal and warranty costs, and we under-accrued integration costs related to our acquisition of Gemini Genomics. The effect of these accrual errors required an audit adjustment to accruals that was material to the financial statements.

•	Fixed Assets. As a result of errors identified in the recording of depreciation and a capital lease, we have concluded that controls over our recording and review of fixed assets are not effective, and are indicative of a material weakness. We incorrectly recorded capital leases as operating leases, resulting in an audit adjustment to fixed assets and depreciation that was material to the financial statements.

•	Financial Statement Close and Reporting. As a result of errors identified by our independent auditors in the disclosures and amounts in our annual report on Form 10-K subsequent to our financial statement review process but prior to filing of our Form 10-K, we have concluded that controls over our financial statement close and reporting process are not effective, and are indicative of a material weakness.

•	Foreign Subsidiary. As a result of our internal control evaluation, we have identified a material weakness in the design and operation of our controls over the review and oversight of the accounting records of our subsidiary located in Hamburg, Germany. Specifically, due to the limited number of employees located in Germany, there is a lack of segregation of duties, and mitigating controls and oversight at the corporate level are not rigorous enough to adequately reduce potential misstatements or ensure appropriate procedures are being followed.

There were no changes to any reported financial results that have been released by us as a result of these identified weaknesses.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Remediation Plan

Based on our findings that our disclosure controls and procedures were not effective and that we had several material weaknesses in internal controls over financial reporting, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts will address the weaknesses during 2005.

These efforts include the following:

•	We are improving our procedures for verifying and documenting non-standard contract terms provided to customers. All transactions involving the sale of systems with non-standard terms will be reviewed for strict adherence to our revenue recognition policies.

•	We are making changes to our financial statement close procedures for estimating and analyzing accrued liability balances and documenting account reconciliations.

•	We are initiating additional training of our sales organizations regarding revenue recognition rules and required approval of terms and communication by and with the Company’s finance group.

•	We are formalizing and enhancing our documentation and review of revenue recognition guidelines and processes.

•	We are making changes to our procedures for recording and review of fixed assets and related depreciation.

•	We are formalizing the documentation of the financial statement close review process.

•	We are formalizing and enhancing our documentation, oversight and review procedures related to the accounting records of our foreign subsidiary.

We have communicated to the Audit Committee the material weaknesses identified in our internal control over financial reporting. Management, with the oversight of the Audit Committee, is committed to effective remediation of known material weakness and significant deficiencies as quickly as possible.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, based on our findings that our disclosure controls and procedures and our internal controls over financial reporting were not effective, we are taking steps to improve our internal controls and procedures, as described in our remediation plan.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sequenom, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sequenom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, based on the effects on the financial statements of the following material weaknesses identified: recognition of revenue, accounting for reserves and accruals, financial statement close and reporting, lack of segregation of duties related to the Company’s Germany subsidiary, and accounting for fixed assets, and based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sequenom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Revenue Recognition: Controls over the recording and analysis of revenue transactions with unusual terms were not effective, and are indicative of a material weakness in revenue accounting controls.

•	Accrued Liabilities: Controls over account reconciliation and analyses processes for several accrued liability accounts were not effective and are indicative of a material weakness.

•	Fixes Assets: Controls over the recording and review of fixed assets, including capital leases, were not effective and are indicative of a material weakness.

•	Financial Statement Close and Reporting: Controls over the financial statement close and reporting process that address the completeness and accuracy of disclosures and related financial information are not effective, and are indicative of a material weakness.

•	Foreign Subsidiary: Due to the limited number of employees at the Company’s Germany location, there is a lack of segregation of duties and mitigating controls to adequately reduce potential misstatements or ensure appropriate procedures are being followed.

These material weaknesses resulted in adjustments to revenue, accounts payable and accrued liabilities, fixed assets, cash and restricted cash, and amounts in the disclosures to the financial statements. These adjustments were recorded in the 2004 financial statements of Sequenom, Inc. as reported and no previously reported financial statements were restated. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.

In our opinion, management’s assessment that Sequenom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sequenom, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

San Diego, California

April 25, 2005

Item 15. Exhibits and Financial Statements Schedule

(a) Documents filed as part of this report:

(3) The exhibits listed in the Exhibit Index are filed as part of this report.

The following exhibits are filed with this report as indicated below:

Exhibit Number	Description of Document
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31	Certification of Principal Executive and Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005

SEQUENOM, INC.

By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Acting Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report as indicated below:

Exhibit Number	Description of Document
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31	Certification of Principal Executive and Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.