Form 10-Q
period 2005-03-31
SEQUENOM INC
filed 2005-05-10
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2005

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

The number of shares of the Registrant’s Common Stock outstanding as of April 29, 2005 was 40,428,276.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,165	$3,589
Short-term investments, available-for-sale	18,740	24,426
Restricted cash and investments	5,137	5,028
Accounts receivable, net	3,354	3,095
Inventories, net	4,818	4,889
Other current assets and prepaid expenses	829	481

Total current assets	36,043	41,508
Equipment and leasehold improvements, net	6,815	6,722
Intangible assets, net	4,085	4,743
Restricted cash and investments, net of short-term	4,321	4,900
Other assets	535	613

Total assets	$51,799	$58,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,577	$3,065
Accrued expenses	4,693	4,575
Accrued acquisition and integration costs	229	306
Deferred revenue	1,666	1,366
Current portion of long-term bank debt	3,085	3,320
Current portion of capital lease obligations	370	397

Total current liabilities	14,620	13,029
Deferred revenue, less current portion	67	58
Capital lease obligations, less current portion	136	194
Long-term bank debt, less current portion	3,712	4,353
Other long-term liabilities	38	37
Long-term accrued acquisition and integration costs, less current portion	1,131	1,116
Long-term deferred tax liability	1,394	1,627
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares - 5,000,000.	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 40,428,276 and 40,397,887 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	40	40
Additional paid-in capital	453,879	453,899
Deferred compensation related to stock options	(358)	(565)
Accumulated other comprehensive income	546	721
Accumulated deficit	(423,406)	(416,023)

Total stockholders’ equity	30,701	38,072

Total liabilities and stockholders’ equity	$51,799	$58,486

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Revenues:
Consumables	$2,781	$3,380
Other product related	1,309	1,441
Services	—	121
Research	191	192

Total revenues	4,281	5,134

Costs and expenses:
Cost of product revenue	2,616	2,790
Cost of service revenue	—	175
Research and development	3,246	5,500
Selling and marketing	2,546	2,809
General and administrative	3,355	3,330
Restructuring charges	(212)
Amortization of acquired intangibles	503	857
Amortization of deferred stock-based compensation	140	—

Total costs and expenses	12,194	15,461

Loss from operations	(7,913)	(10,327)
Net interest income	95	104
Other income, net	203	48

Net loss before income taxes	(7,615)	(10,175)
Deferred income tax benefit	233	290

Net loss	(7,382)	(9,885)

Net loss per share, basic and diluted	$(0.18)	$(0.25)

Weighted average shares outstanding, basic and diluted	40,432	39,615

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Operating activities
Net loss	$(7,382)	$(9,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3	—
Amortization of deferred compensation	140	—
Depreciation and amortization	1,419	2,655
Other non-cash items	82	—
Deferred income tax benefit	(232)	(290)
Changes in operating assets and liabilities:
Inventories	45	1,554
Accounts receivable	(327)	2,020
Other current assets	(357)	185
Other assets	—	23
Accounts payable and accrued expenses	1,550	(2,659)
Deferred revenue	349	(441)
Other liabilities	52	366

Net cash used in operating activities	(4,658)	(6,472)

Investing activities
Purchase of equipment, leasehold improvements and intangibles	(902)	(622)
Net change in restricted cash	469	496
Net change in marketable investment securities	5,668	7,762

Net cash provided by investing activities	5,235	7,636

Financing activities
Net payments on capital lease obligations	(90)	(161)
Net payments of long-term debt	(875)	(811)
Proceeds from exercise of stock options and ESPP purchases	44	120

Net cash used in financing activities	(921)	(852)

Net (decrease) increase in cash and cash equivalents	(344)	312
Effect of exchange rate changes on cash and cash equivalents	(80)	(69)
Cash and cash equivalents at beginning of period	3,589	17,940

Cash and cash equivalents at end of period	$3,165	$18,183

Supplemental disclosure of cash flow information:
Interest paid	$94	$104

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of SEQUENOM, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain amounts in the condensed consolidated statement of operations for the three months ended March 31, 2004 have been reclassified to conform with current year presentation.

These financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in SEQUENOM’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).

(2) Segment information

During the third quarter of 2004, we terminated our internal drug discovery efforts and closed our SEQUENOM Pharmaceuticals business segment. Our outlicensing program for diagnostic and therapeutic product development and associated research activities, formerly within the SEQUENOM Pharmaceuticals business segment, is now reported within our total expense categories. All of our activities are now within one business segment and accordingly we report the consolidated results of our activities without segmental disclosure.

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

	Three months ended March 31,
	2005	2004
Comprehensive loss:
Net loss	$(7,382)	$(9,885)
Change in unrealized gains (losses)	(175)	(169)

Comprehensive loss	$(7,557)	$(10,054)

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

(5) Stock-Based Compensation

We account for our stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the related Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. We have adopted the disclosure-only alternative of SFAS 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”).

Had compensation cost for stock-based awards been determined consistent with the fair value method prescribed in SFAS No. 123, our net loss would have been changed to the following pro forma amounts (dollars in thousands, except per share information):

	Three months ended March 31,
	2005	2004
Net loss as reported	$(7,382)	$(9,885)
Add: Stock-based compensation expense included in reported net income	$140	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	$(559)	$(954)

Pro forma net loss	$(7,801)	$(10,839)

Net loss per share, basic and diluted, as reported	$(0.18)	$(0.25)
Pro forma net loss per share, basic and diluted	$(0.19)	$(0.27)

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

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (dollars in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$3,112	$3,351
Work in process	35	33
Finished goods	1,671	1,505

Total	$4,818	$4,889

Inventories are shown net of excess and obsolescence reserves of $3.5 million and $3.2 million at March 31, 2005 and December 31, 2004, respectively.

(7) Acquisition and Integration Costs

As of March 31, 2005, we had approximately $1.4 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The activity in the three months ended March 31, 2005 was as follows (dollars in thousands):

	Balance at December 31, 2004	Deductions	Balance at March 31, 2005
Costs to close facilities and exit lease commitments	$1,422	$(62)	$1,360

(8) Restructuring charge

During the third quarter of 2004, we closed our SEQUENOM Pharmaceuticals business segment, which reduced our headcount by approximately 50 at the end of 2004 compared to our headcount prior to the restructuring. We continue with our outlicensing program to seek to capitalize on the potential value of our disease gene discoveries for diagnostic and therapeutic product development. During the first quarter of 2005, we sold certain tangible assets and recovered $0.2 million in excess of the carrying value which we had previously fully provided for as part of the restructuring charge. We do not expect to incur additional expense or recover additional amounts from exiting this activity. The total restructuring cost of $2.0 million, incurred during 2004 and the first quarter of 2005,was made up of $1.1 million of impairment charges for long-lived assets, $0.1 million of contract termination costs and $0.8 million of one-time termination benefits. We had no accrued balance at December 31, 2004 or March 31, 2005 in respect to the restructuring charge.

(9) Warranty reserves

Generally, we do not have any significant post-delivery obligations associated with our product sales. We accrue for warranty costs and other allowances at the time of shipment based on historical service expense and trends. Such amounts are not generally significant.

(10) Litigation

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

In August 2004, we were named as a defendant in a complaint filed by a former employee, Daniel P. Little (“plaintiff”) in the United States District Court for the Southern District of California, Case No. 04 CV 1737 J. In the complaint, the plaintiff alleges that the we have violated plaintiff’s rights under a 1957 German law, known as “Law Relating to Inventions Made by Employees”, in connection with plaintiff’s activities in Germany for Sequenom, GmbH, beginning in or about October 1995. This law provides for compensation to an employee in consideration for rights to employee inventions. Although we have made several royalty payments to plaintiff, plaintiff alleges that the amount of royalty has been in dispute as have been the triggering events. Plaintiff asserts causes of action against us including rescission, breach of contract, quantum meruit, unfair business practices, and fraud. Plaintiff further alleges that Sequenom GmbH failed to follow the mandatory process of the 1957 German law and never provided the necessary written claim of ownership of the inventions made by plaintiff while in Germany. The plaintiff seeks unspecified monetary damages and other relief including ownership and patent rights for all inventions claimed in patents to which he contributed while employed in Germany, including U.S. Patents 6,258,538, 6,569,385, and 6,602,662, which are asserted to include coverage for key elements of our MassARRAY technology, among other patents. In November 2004, the Court dismissed plaintiff’s quantum meruit, unfair business practices, and fraud claims. In November 2004, we answered the complaint, denying all material allegations. In April 2005, we entered into a settlement agreement with plaintiff providing for dismissal of the complaint with prejudice and a complete and full release of all claims against us. Dismissal of the complaint was entered by the court on April 25, 2005.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(11) New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as current period charges” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the beginning of our next financial year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We previously reported that we were required to adopt the provisions of SFAS No. 123(R) effective as of the beginning of the third quarter of 2005; however, in April 2005, the Securities and Exchange Commission adopted a new rule, which deferred our required adoption date to the beginning of the first quarter of 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our consolidated financial statements included elsewhere in this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed elsewhere in Item 2 of this report under the caption “Risks and Uncertainties Related to Our Business.” Our expectations and the events, conditions, and circumstances on which these future forward-looking statements are based, will likely change.

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

Genetic analysis is primarily conducted in two key biomedical research market sectors: the academic research market, where we currently focus, and the clinical analysis market, where we are trying to expand. The research market is primarily comprised of a select group of academic institutions that make initial genetic discoveries and is considered the main source of new genetic content. The clinical analysis market is significantly larger market and takes the genetic analysis a step further to establish the use of genes and genetic markers for the potential benefit of the general population.

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

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing and gene expression analysis in the molecular medicine market. We support epigenetic analysis – the analysis of DNA methylation - and genetic trace analysis applications - the analysis of smallest amounts of genetic material in complex mixtures.

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

As of March 31, 2005, our product revenues consisted of revenues from the sales of MassARRAY hardware, software, consumables and maintenance agreements. The impact of our MassARRAY Compact system and other new products and product applications on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in this report under the caption “Risks and Uncertainties Related to Our Business”.

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

Since our inception, we have incurred significant losses. As of March 31, 2005, we had an accumulated deficit of $423.4 million. We expect to continue to incur losses going forward at least until the end of 2006.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenues

Total revenues for the three months ended March 31, 2005 declined to $4.3 million from $5.1 million for the same period in 2004.

Product revenues were derived from the sale of consumables including our SpectroCHIP bioarray chips, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software and license fees from end-users.

For the three months ended March 31, 2005 compared to the three months ended March 31, 2004, consumable revenues decreased from $3.4 million to $2.8 million, mainly due to lower average selling prices and reduced sales volumes for our chips and related consumables.

MassARRAY system hardware sales increased to $0.7 million for the three months ended March 31, 2005 from $0.6 million for the same period in 2004. MassARRAY system placements on which we can recognize revenue remained below our expectation. We continue to develop our market for clinical genetics and molecular medicine where we believe the testing accuracy and broad DNA analytical capabilities of our MassARRAY system are well suited. We expect Compact system sales to increase during the remainder of 2005.

As of March 31, 2005, we had shipped inventory with a value of $0.6 million to certain customers in respect of purchase orders or contracts received which did not meet our criteria for revenue recognition. We expect to recognize $1.3 million of revenue in respect of these shipments upon receipt of payment from these customers during the quarters ending June 30 and September 30, 2005.

Income from other product sales, including MassARRAY maintenance contracts, associated software, license fees and royalties, was $0.6 million and $0.8 million for the three months ended March 31, 2005, and 2004, respectively.

We expect that future revenues for our business will be affected by, among other things, MassARRAY product and application demand, customer budgets, new product and application introductions, the terms and conditions of sales contracts, including any extended or deferred payment terms, competitive conditions and government research funding.

Service revenues in the three months ended March 31, 2005 declined to zero as compared to $0.1 million of such revenues in the same period in 2004. The elimination of service revenue has resulted from our decision to discontinue pursuit of low-margin collaborative genotyping services. We do not expect service revenue to be significant in the foreseeable future. We expect revenue from present and future outlicensing of our disease gene discoveries to be minimal for the foreseeable future.

Research revenues were $0.2 million for each of the three month periods ended March 31, 2005 and 2004. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect grant revenue to decline during the remainder of 2005.

Cost of product and service revenues and gross margin

Cost of product revenues for the three months ended March 31, 2005 and 2004 were $2.6 million and $2.8 million, respectively. Gross margins on product sales for the three months ended March 31, 2005 and 2004 were 36% and 42%, respectively. Gross margins fell by 6% due to declining margins on hardware, software and consumable sales.

Gross margin in future periods may be affected by, among other things, reductions in the selling price for systems and consumables, lower consumable sales per MassARRAY system sold, the mix of products sold, competitive conditions, sales volumes, discounts offered, inventory reserves and required obsolescence charges , as well as royalty payment obligations on in-licensed technologies.

Cost of service revenues for the three months ended March 31, 2005 were zero compared to $0.2 million in the same period of 2004. Gross margins on service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Research and development expenses

Research and development expenses decreased to $3.2 million, for the three months ended March 31, 2005 from $5.5 million for the same period in 2004. These expenses consisted primarily of salaries and related personnel expenses, improvements to our existing products, validation of products under development, expenses relating to work performed under research contracts, and, prior to the termination of our internal drug discovery activities in July 2004, expenses related to our disease gene discovery and development programs.

The decrease in expenses of $2.3 million primarily relates to reduced headcount costs of $1.1 million, $0.3 million lower operating consumable expenses, reduced depreciation charges of $0.9 million, and other cost savings of $0.2 million, offset by $0.1 million higher facility costs and lower absorption into cost of goods sold of $0.1 million.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2005 and 2004 were $2.5 million and $2.8 million, respectively. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses. The $0.3 million was due to a reduction in travel expenses and external marketing consultant expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2005 and 2004 were $3.4 million and $3.3 million, respectively. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase of $0.1 million for the three months ended March 31, 2005 from the same period in 2004 was due to severance costs of $0.5 million resulting from the departure of our former CEO, an increase of $0.3 million in audit and financial consulting expenses due to Sarbanes-Oxley reporting requirements, and $0.2 million increase in taxes and recruiting fees, partially offset by a reduction in legal-related expenses of $0.3 million, staff bonus accruals lower by $0.2 million, reduced insurance expenses of $0.1 million due to premium reductions, reduction in depreciation expense of $0.1 million as an increasing proportion of our asset base is fully depreciated, and an increase of costs absorbed into cost of goods sold of $0.2 million. We expect general and administrative expenses during the remainder of 2005 to be lower than in 2004.

Restructuring charges

During the third quarter of 2004, we closed our SEQUENOM Pharmaceuticals business segment. During the first quarter of 2005, we sold certain tangible assets and recovered $0.2 million in excess of the carrying value which we had previously fully provided for as part of the restructuring charge. We do not expect to incur additional expense or recover additional amounts from the closure of our SEQUENOM Pharmaceuticals business segment.

Amortization of acquired intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001 we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. In connection with the acquisition of Axiom Biotechnologies, Inc. in 2002 we acquired approximately $0.5 million of intangible assets, including patent rights, human cell banks, and assay technology, which were fully impaired following the closure of our internal drug discovery program in July 2004. The remaining intangible assets are being amortized over three to five years.

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

Net interest income

Net interest income was $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2005 and 2004, as increasing interest rates and reduced levels of debt compensated for lower average investment balances.

Deferred income tax benefit

The deferred tax benefit of $0.2 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively, is due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics.

Liquidity and Capital Resources

As of March 31, 2005, cash, cash equivalents, short-term investments and restricted cash totaled $31.4 million compared to $37.9 million as of December 31, 2004. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Short term

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the three months ended March 31, 2005 was $4.7 million compared to $6.5 million for the same period in 2004. The use of cash was a result of the net loss of $7.4 million for the three months ended March 31, 2005, adjusted for non-cash depreciation and amortization of $1.4 million, approximately $0.2 million of deferred income tax benefit, $0.2 million of deferred compensation amortization and other non-cash items, increases in accounts receivable and other current asset balances of $0.7 million, increases of $1.6 million in accounts payable and accrued expenses, and $0.4 million of deferred revenue and other liabilities. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis. As a result, our cash, cash equivalents and marketable security balances will decline. If the current trend of cash use continues, we will need additional capital by the end of 2006 to support our activities.

Investing activities, other than the changes in our short-term investments and restricted cash, used $0.9 million in cash during the first three months of 2005 due mainly to purchases of equipment to loan to potential customers under a marketing program initiated in 2005.

Net cash used by financing activities was $0.9 million for the three months ended March 31, 2005. Financing activities during the first three months of 2005 included net payments of $1.0 million for long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of approximately $44,000.

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

If we raise additional funds by selling shares of our capital stock or other equity-based instruments, the ownership interest of our stockholders will be diluted.

The following table summarizes our contractual obligations as of March 31, 2005:

Contractual obligations (Dollars in millions)	Total	Less than one year	1-3 years	After 3 years
Long-term debt	$6.8	$3.1	$3.7	$—
Capital lease obligations	0.5	0.4	0.1	—
Operating leases	47.9	4.7	9.2	34.0
Open purchase orders	3.9	3.9	—	—

Total contractual obligations	$59.1	$12.1	$13.0	$34.0

Future operating lease commitments have not been reduced by future sublease rental income aggregating $1.5 million.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements at least through 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services, which for the past several quarters have been below our expectations;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing diagnostic and therapeutic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, achieving Good Manufacturing Practice certification, and ASR research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our disease gene discoveries, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	regulatory changes and technological developments in our markets.

We have a $6.5 million bank line of credit provided by the Union Bank of California, of which $4.4 million is available for borrowing and expires on May 31, 2005. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements that we maintain certain levels of unrestricted cash and net tangible asset balances. At September 30, 2004, we were in breach of one of the covenants of our loan secured over certain fixed assets, which requires us to have in excess of $40 million of unrestricted cash and short-term investments. We remedied the breach by providing the lender with a letter of credit for $0.9 million. At March 31, 2005, and December 31, 2004 we were in compliance with all covenants. We have no commitments for any additional financings.

Risks and Uncertainties Related to Our Business

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

We have a limited operating history.

We are a relatively new company and, for the most part, our technologies, particularly our internally discovered disease gene discoveries are at an early stage of discovery and development. We have experienced limited success in partnering with collaborators to further research, develop, and commercialize our disease genes. We may not be successful in researching, developing, or commercializing these targets under our present collaborations and we may not be successful in entering into any new collaborations involving our disease gene discoveries. We also have a limited history of product sales and we continue to commercialize new products and create new applications for our products. We have recently changed our business focus to pursue diagnostic applications for our MassARRAY technology in the clinical analysis market and in the fields of molecular medicine, including pharmacogenomics, personalized medicine, disease predisposition testing, cancer subtyping, and non-invasive prenatal testing. We have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective and we will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic and therapeutic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, clinical research, pharmaceutical or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At March 31, 2005, our accumulated deficit was approximately $423.4 million. These losses have resulted principally from expenses incurred in research and development, from selling, general and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. Our general and administrative expenses are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products and services including our benchtop version, MassARRAY Compact;

•	our success in promoting applications, such as gene expression analysis, for use with our products;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our ability to transition our business from internal drug discovery to a focus on diagnostic, clinical research, molecular medicine, agricultural and other applications;

•	our ability to develop new applications and products, such as analyte specific reagents (“ASRs”), and the success of such applications and products;

•	the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•	our research and development progress;

•	our ability to promote, and license or sell, candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	our ability to clinically validate any potential diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, employee ownership rights in or entitlements to royalties from employee inventions, or other types of obligations or rights.

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

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with outlicensing or selling our disease gene discoveries, and researching and developing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection;

•	the level of our audit and Sarbanes Oxley 404 compliance expenses and expenses associated with compliance with other corporate governance and regulatory developments or initiatives;

•	regulatory changes, competition, and technological developments in our markets.

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

The continued decline in the demand for MassARRAY systems and consumables continues to reduce our total revenues. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues for the foreseeable future. The sales cycles of our new MassARRAY Gene Expression application and MassARRAY Compact system are longer than planned and are consistent with the sales cycles for our other products. Also, over the past year, competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products:

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

Revenues from MassARRAY consumables totaled approximately $13.2 million or 59% of our total revenues for the year ended December 31, 2004, and approximately 65% or $2.8 million of our total revenues for the three month period ended March 31, 2005. Factors which may limit the use of our consumable chips and other consumables include:

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

We had an aggregate of $7.3 million of outstanding indebtedness under our equipment lease and other credit facilities as of March 31, 2005. These credit facilities include positive and restrictive covenants such as requirements that we maintain certain levels of unrestricted cash and net tangible asset balances At September 30, 2004, we were in breach of one of the covenants of our loan secured over certain fixed assets, which requires us to have in excess of $40 million of unrestricted cash and short-term investments. We remedied the breach by providing the lender with a letter of credit for $0.9 million. At March 31, 2005, we were in compliance with all covenants. If we breach certain covenants in our equipment lease or other credit facilities or are otherwise in default under these credit facilities, our lenders may accelerate the maturity dates of our outstanding indebtedness, impose restrictions on our cash balances or take other actions under these facilities which would have a material adverse effect on our financial condition and operations.

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

We may be accused of infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Generally these letters are offers to license and fail to provide adequate evidence or state the basis for a reasonable claim that we are engaging in any infringing activity. In addition, in August 2004, we were named as a defendant in a complaint filed by a former employee, who asserts a claim for ownership and patent rights for all inventions claimed in patents to which he contributed while employed in Germany. These patents are asserted to include coverage for key elements of our MassARRAY technology, among other patents. In April 2005, we entered into a settlement with the plaintiff providing for dismissal of the complaint with prejudice and a complete and full release of all claims against us. Dismissal of the complaint was entered by the court on April 25, 2005. A description of the claims asserted by the plaintiff are included in Item 1 of Part II of this report. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation would adversely affect our business, financial condition and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse affect on our business, financial condition and results of operations.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose Charles R. Cantor, PhD, our Chief Scientific Officer and a director, Andreas Braun, MD, PhD, our Chief Medical Officer, or Stephen Zaniboni, our acting Chief Executive Officer and Chief Financial Officer, or other members of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. In February of 2005, our former President and Chief Executive Officer resigned from his positions with us. Our Board of Directors is searching for a permanent replacement. We may be unable to attract and retain a suitable replacement. In the interim, our acting Chief Executive Officer may face challenges in serving as both the principal executive officer of the Company as well as the principal financial officer, particularly in light of the demands placed on management to meet Sarbanes Oxley 404 compliance deadlines and attend to other operational and strategic matters with these additional responsibilities. We have employment agreements with each of our officers. However, we do not carry “key person” insurance covering any of our officers or other employees.

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

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately $11.7 million or 52% and $2.2 million or 52% of our sales were made outside of the United States in the year ended December 31, 2004 and three months ended March 31, 2005, respectively. A successful international effort will require us to develop relationships with international customers and collaborators. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations and maintain good relations with our foreign customers and collaborators. International operations involve a number of risks not typically present in domestic operations, including:

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

The stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology and pharmaceutical companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial expenses and a diversion of management’s attention and resources, which would seriously harm our business, financial condition and results of operations. For example, in November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA, which alleged that the underwriters in our initial public offering, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. Similar complaints were filed against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. Additional information regarding this complaint and the settlement pending before the court is included under Item 1 of Part II of this report.

Our Stock May Be Delisted From The Nasdaq National Market

The NASDAQ National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In recent months our common stock has traded below $1.00 per share and the closing bid price of our common stock has often been below $1.00 per share. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq automatically sends a non-compliance informing us of the details of non-compliance. Once the warning letter is received, we have 180 days to return to compliance, or we may request listing on the NASDAQ Small Cap Market. We may then be granted an additional 180 days to return to compliance. If we do not return to compliance after the second 180 day period, NASDAQ will issue a letter informing us that NASDAQ will delist our common stock from the NASDAQ Market. We can then request a hearing with NASDAQ to discuss the issue. If our stock were delisted, the ability of our stockholders to sell their common stock would be negatively affected.

Our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2004 and that our disclosure controls and procedures were not effective as of December 31, 2004. As a result of the ineffectiveness of our disclosure controls and procedures as of December 31, 2004 and the material weaknesses in our internal controls, investor confidence and our stock price may be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting.

We have identified a number of deficiencies in our internal controls over financial reporting that we have reported as constituting material weaknesses and concluded that our internal controls over financial reporting were not effective as of December 31, 2004. In addition, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2004 to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. Our independent auditors also issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004. The material weaknesses that have been identified relate to the internal controls regarding recording and analysis of revenue transactions with unusual terms, accrued liability account reconciliation and analyses processes, financial statement close and reporting procedures, controls with respect to our German subsidiary and recording and review over fixed assets. A more complete description of these deficiencies is included in Item 9A of our Annual Report on Form 10-K/A filed with the Securities Exchange Commission on April 29, 2005 and Item 4 of this report. We cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Although we continue to document and evaluate our internal controls over financial reporting and seek to remediate matters as necessary or appropriate, we cannot be assured that we will successfully correct any such material weaknesses in our internal controls over financial reporting and disclosure controls and procedures. Any failure to remediate the material weaknesses reported by our independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Our business and our ability to obtain additional financing on favorable terms could be materially and adversely affected.

We are incurring and will continue to incur, substantial additional expense and diversion of management’s time as a result of performing ongoing internal control systems evaluation, testing and remediation required in order to comply with the requirements of Section 404 of SOX. These expenses have had an adverse impact on our operating results.

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

Changes in stock option accounting treatment commencing July 1, 2005 will require us to account for employee stock options as compensation expense in our financial statements. In December 2004, the Financial Accounting Standard Board, or FASB, issued a new statement, which requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized as expense in the financial statements based on their fair values. The new rules will be effective for us beginning in the first quarter of 2006. We are currently evaluating option and restricted stock valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will materially and adversely affect our reported results of operations and our timing to achieve profitability. For an illustration of the effect of such a change in our recent results of operations, see Note 5 of the Notes to our consolidated financial statements included elsewhere in this report.

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

	As of March 31, 2005
Functional currency of operations	Net foreign monetary assets/(liabilities)
	US dollars	GBP
	($ in millions)
Euro	$0.6	$0.4

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $60,000. A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $40,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended March 31, 2005. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our principal executive officer who is also our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

We carry out an evaluation, under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of each quarterly and annual period pursuant to Exchange Act Rule 13a-15.

Based upon our evaluation prior to the filing of our annual report on Form 10-K, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2004 because of material weaknesses in internal control over financial reporting, as described below in “Internal Control over Financial Reporting.”

Further, based upon our evaluation prior to the filing of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were still not effective as of March 31, 2005 to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported accurately.

Since December 31, 2004, our management has been reviewing and evaluating the disclosure controls and procedures with the goal of strengthening such controls and procedures as expeditiously as possible. These efforts are discussed in more detail below in “Remediation Plan.” Our management believes we must further evaluate and test the operational effectiveness of our disclosure controls and procedures and further evaluate whether additional enhancements to disclosure controls and procedures may be required prior to reaching further conclusions regarding the effectiveness of our disclosure controls and procedures.

While our management’s efforts to evaluate, test and enhance disclosure controls and procedures are ongoing, our management believes that the condensed consolidated financial statements included in this quarterly report present fairly in all material respects the financial condition and results of operations for the company for the periods presented.

Internal Control over Financial Reporting

As we reported in our Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 29, 2005, in connection with our management assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2004, we identified the following material weaknesses:

•	Revenue Recognition. Some of our MassARRAY system sales are negotiated with unusual terms, such as extended payment terms or equipment and/or software offered at no additional charge. Two sales with such terms were initially recorded as revenue at year end following our internal revenue recognition analyses. After discussions with our independent auditors, an audit adjustment that was material to the financial statements was recorded to defer the revenue at December 31, 2004. As a result, we concluded that the controls over the recording and analysis of revenue transactions with unusual terms were not effective at December 31, 2004, and were indicative of a material weakness in revenue accounting controls.

•	Accrued Liabilities and Reserves. As a result of errors identified in reconciliations and analyses of several accrued liability accounts, we concluded that controls over our account reconciliation and analyses processes were not effective at December 31, 2004, and were indicative of a material weakness. We over-accrued property taxes and legal and warranty costs, and we under-accrued integration costs related to our acquisition of Gemini Genomics. The effect of these accrual errors required an audit adjustment to accruals that was material to the financial statements.

•	Fixed Assets. As a result of errors identified in the recording of depreciation and a capital lease, we concluded that controls over our recording and review of fixed assets were not effective at December 31, 2004, and were indicative of a material weakness. We incorrectly recorded capital leases as operating leases, resulting in an audit adjustment to fixed assets and depreciation that was material to the financial statements.

•	Financial Statement Close and Reporting. As a result of errors identified by our independent auditors in the disclosures and amounts in our annual report on Form 10-K subsequent to our financial statement review process but prior to filing of our Form 10-K, we concluded that controls over our financial statement close and reporting process were not effective at December 31, 2004, and were indicative of a material weakness.

•

Foreign Subsidiary. As a result of our internal control evaluation, we identified a material weakness in the design and operation of our controls over the review and oversight of the accounting records of our subsidiary located in Hamburg, Germany. Specifically, due to the limited number of employees located in Germany, there is a lack of segregation of duties, and mitigating controls and oversight at the corporate level were not rigorous enough to adequately reduce potential misstatements or ensure appropriate procedures are being followed.

Remediation Plan

Based on our findings that our disclosure controls and procedures were not effective at December 31, 2004 and March 31, 2005 and that we had material weaknesses in internal controls over financial reporting at December 31, 2004, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts will address the weaknesses during the remainder of 2005.

These efforts include the following:

•	We are improving our procedures for verifying and documenting non-standard contract terms provided to customers. All transactions involving the sale of systems with non-standard terms are now being reviewed for strict adherence to our revenue recognition policies.

•	We continue to make changes to our financial statement close procedures for estimating and analyzing accrued liability balances and have improved the documentation for account reconciliations.

•	We have provided a training session to our U.S. sales force and are initiating additional training of our sales organizations regarding revenue recognition rules and required approval of terms and communication by and with our finance group.

•	We have formalized and enhanced our documentation and review of revenue recognition guidelines and processes.

•	We are making changes to our procedures for recording and review of fixed assets and related depreciation.

•	We continue to formalize the documentation of the financial statement close review process.

•	We are formalizing and enhancing our documentation, oversight and review procedures related to the accounting records of our foreign subsidiary.

We have communicated to the Audit Committee the material weaknesses identified in our internal control over financial reporting and that our disclosure controls and procedures were not effective. Management, with the oversight of the Audit Committee, is committed to effective remediation of known material weaknesses and significant deficiencies and to improvements in our disclosure controls and procedures as quickly as possible.

Changes in Internal Control over Financial Reporting

Other than improvements described in our remediation plan above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our findings that our disclosure controls and procedures and our internal controls over financial reporting were not effective, we continue to take steps to improve our internal controls and procedures

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

In August 2004, we were named as a defendant in a complaint filed by a former employee, Daniel P. Little (“plaintiff”) in the United States District Court for the Southern District of California, Case No. 04 CV 1737 J. In the complaint, the plaintiff alleges that the we have violated plaintiff’s rights under a 1957 German law, known as “Law Relating to Inventions Made by Employees”, in connection with plaintiff’s activities in Germany for Sequenom, GmbH, beginning in or about October 1995. This law provides for compensation to an employee in consideration for rights to employee inventions. Although we have made several royalty payments to plaintiff, plaintiff alleges that the amount of royalty has been in dispute as have been the triggering events. Plaintiff asserts causes of action against us including rescission, breach of contract, quantum meruit, unfair business practices, and fraud. Plaintiff further alleges that Sequenom GmbH failed to follow the mandatory process of the 1957 German law and never provided the necessary written claim of ownership of the inventions made by plaintiff while in Germany. The plaintiff seeks unspecified monetary damages and other relief including ownership and patent rights for all inventions claimed in patents to which he contributed while employed in Germany, including U.S. Patents 6,258,538, 6,569,385, and 6,602,662, which are asserted to include coverage for key elements of our MassARRAY technology, among other patents. In November 2004, the Court dismissed plaintiff’s quantum meruit, unfair business practices, and fraud claims. In November 2004, we answered the complaint, denying all material allegations. In April 2005, we entered into a settlement agreement with plaintiff providing for dismissal of the complaint with prejudice and a complete and full release of all claims against us. Dismissal of the complaint was entered by the court on April 25, 2005.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Document
10.28(1)#	Separation Agreement, dated February 11, 2005, by and between the Registrant and Antonius Schuh, Ph.D.
10.29#	Description of Bonus Program.
10.30#	Second Amended and Restated Employment Agreement, dated April 28, 2005, by and between the Registrant and Steve Zaniboni.
10.31#	Change in Control Severance Benefit Plan.
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

#	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 14, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUENOM, INC.
Dated:	May 10, 2005

		By:	/s/ STEPHEN L. ZANIBONI
Stephen Zaniboni
Acting Chief Executive Officer and
Chief Financial Officer