Form 10-Q
period 2005-06-30
SEQUENOM INC
filed 2005-08-09
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2005

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

The number of shares of the Registrant’s Common Stock outstanding as of July 29, 2005 was 40,322,283.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,261	$3,589
Short-term investments, available-for-sale	13,308	24,426
Restricted cash and investments	5,081	5,028
Accounts receivable, net	3,586	3,095
Inventories, net	4,172	4,889
Other current assets and prepaid expenses	1,145	481

Total current assets	30,553	41,508
Equipment and leasehold improvements, net	6,549	6,722
Intangible assets, net	3,433	4,743
Restricted cash and investments, net of short-term	3,752	4,900
Other assets	534	613

Total assets	$44,821	$58,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,268	$3,065
Accrued expenses	5,176	4,575
Accrued acquisition and integration costs	224	306
Deferred revenue	1,748	1,070
Current portion of long-term bank debt	2,782	3,320
Current portion of capital lease obligations	229	397

Total current liabilities	14,427	12,733
Deferred revenue, less current portion	317	354
Capital lease obligations, less current portion	77	194
Long-term bank debt, less current portion	3,133	4,353
Other long-term liabilities	37	37
Long-term accrued acquisition and integration costs, less current portion	1,064	1,116
Long-term deferred tax liability	1,162	1,627
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares - 5,000,000.	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 40,358,920 and 40,397,887 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	40	40
Additional paid-in capital	453,850	453,899
Deferred compensation related to stock options	(216)	(565)
Accumulated other comprehensive income	400	721
Accumulated deficit	(429,470)	(416,023)

Total stockholders’ equity	24,604	38,072

Total liabilities and stockholders’ equity	$44,821	$58,486

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Consumables	$2,617	$2,698	$5,398	$6,078
Other product related	3,424	3,135	4,733	4,574
Services	—	78	—	199
Research	134	64	325	257

Total revenues	6,175	5,975	10,456	11,108

Costs and expenses:
Cost of product revenue	3,156	3,508	5,772	6,298
Cost of service revenue	—	28	—	204
Research and development	2,978	5,703	6,224	11,203
Selling and marketing	3,086	2,858	5,632	5,667
General and administrative	2,764	3,377	6,119	6,708
Restructuring charges	—	—	(212)	—
Amortization of acquired intangibles	504	857	1,007	1,713
Amortization of deferred stock-based compensation	113	—	253	—

Total costs and expenses	12,601	16,331	24,795	31,793

Loss from operations	(6,426)	(10,356)	(14,339)	(20,685)
Net interest income	83	53	178	157
Other income, net	48	144	251	194

Loss before income taxes	(6,295)	(10,159)	(13,910)	(20,334)
Deferred income tax benefit	232	291	465	581

Net loss	(6,063)	(9,868)	(13,445)	(19,753)

Net loss per share, basic and diluted	$(0.15)	$(0.25)	$(0.33)	$(0.50)

Weighted average shares outstanding, basic and diluted	40,373	39,644	40,403	39,630

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2005	2004
	(Unaudited)
Operating activities
Net loss	$(13,445)	$(19,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation and stock-based compensation expense	256	—
Depreciation and amortization	2,661	5,178
Other non-cash items	83	—
Deferred income tax benefit	(465)	(581)
Changes in operating assets and liabilities:
Inventories	805	3,906
Accounts receivable	(650)	450
Other current assets	(705)	166
Other assets	—	(1)
Accounts payable and accrued expenses	1,375	(2,955)
Deferred revenue	746	(635)
Other liabilities	385	1,230

Net cash used in operating activities	(8,954)	(12,995)

Investing activities
Purchase of equipment, leasehold improvements and intangibles	(1,417)	(1,625)
Net change in restricted cash	1,086	1,209
Net change in marketable investment securities	11,123	13,493

Net cash provided by investing activities	10,792	13,077

Financing activities
Payments on capital lease obligations	(289)	(251)
Payments of long-term debt	(1,758)	(1,844)
Proceeds from exercise of stock options and ESPP purchases	44	120

Net cash used in financing activities	(2,003)	(1,975)

Net decrease in cash and cash equivalents	(165)	(1,893)
Effect of exchange rate changes on cash and cash equivalents	(163)	(78)
Cash and cash equivalents at beginning of period	3,589	17,940

Cash and cash equivalents at end of period	$3,261	$15,969

Supplemental disclosure of cash flow information:
Interest paid	$180	$241

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

The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain amounts in the condensed consolidated statement of operations for the three and six months ended June 30, 2004 have been reclassified to conform with current year presentation.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Comprehensive loss:
Net loss	$(6,063)	$(9,868)	$(13,445)	$(19,753)
Change in unrealized losses	(146)	(131)	(321)	(300)

Comprehensive loss	$(6,209)	$(9,999)	$(13,766)	$(20,053)

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

Had compensation cost for stock-based awards been determined consistent with the fair value method prescribed in SFAS No. 123, our net loss would have been changed to the following pro forma amounts (dollars in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(6,063)	$(9,868)	$(13,445)	$(19,753)
Add: Stock-based compensation expense included in reported net loss	$113	—	$253	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	$(415)	$(815)	$(974)	$(1,768)

Pro forma net loss	$(6,365)	$(10,683)	$(14,166)	$(21,521)

Net loss per share, basic and diluted, as reported	$(0.15)	$(0.25)	$(0.33)	$(0.50)
Pro forma net loss per share, basic and diluted	$(0.16)	$(0.27)	$(0.35)	$(0.54)

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

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (dollars in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$3,137	$3,351
Work in process	126	33
Finished goods	909	1,505

Total	$4,172	$4,889

Inventories are shown net of excess and obsolescence reserves of $3.1 million and $3.2 million at June 30, 2005 and December 31, 2004, respectively.

(7) Acquisition and Integration Costs

As of June 30, 2005, we had approximately $1.3 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The activity in the six months ended June 30, 2005 was as follows (dollars in thousands):

	Balance at December 31, 2004	Deductions	Balance at June 30, 2005
Costs to close facilities and exit lease commitments	$1,422	$(134)	$1,288

(8) Restructuring charge

During the third quarter of 2004, we closed our SEQUENOM Pharmaceuticals business segment, which reduced our headcount by approximately 50 at the end of 2004 compared to our headcount prior to the restructuring. We continue with our outlicensing efforts to capitalize on the potential value of our disease gene discoveries for diagnostic and therapeutic product development. During the first quarter of 2005, we sold certain tangible assets and recovered $0.2 million in excess of the carrying value which we had previously fully provided for as part of the restructuring charge. We do not expect to incur additional expense or recover additional amounts from exiting this activity. The total restructuring cost of $2.0 million, incurred during 2004 and the first quarter of 2005, was made up of $1.1 million of impairment charges for long-lived assets, $0.1 million of contract termination costs and $0.8 million of one-time termination benefits. We had no accrued balance at December 31, 2004 or June 30, 2005 in respect to the restructuring charge.

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

In August 2004, we were named as a defendant in a complaint filed by a former employee, Daniel P. Little (“plaintiff”) in the United States District Court for the Southern District of California, Case No. 04 CV 1737 J. In November 2004, the Court dismissed plaintiff’s quantum meruit, unfair business practices, and fraud claims. In November 2004, we answered the complaint, denying all material allegations. In April 2005, we entered into a settlement agreement with plaintiff providing for dismissal of the complaint with prejudice and a complete and full release of all claims against us, without material impact on our financial statements. Dismissal of the complaint was entered by the court on April 25, 2005.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(11) New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than the beginning of our next financial year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We previously reported that we were required to adopt the provisions of SFAS No. 123R effective as of the beginning of the third quarter of 2005; however, in April 2005, the Securities and Exchange Commission adopted a new rule, which deferred our adoption date to January 1, 2006.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This new standard replaces APB Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements . Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

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

SEQUENOM®, SpectroCHIP®, MassARRAY® and iPLEX™ are trademarks of SEQUENOM, Inc.

Overview

SEQUENOM is a genetics company committed to providing the best genetic analysis products that translate genomic science into superior solutions for biomedical research and molecular medicine. Our proprietary MassARRAY system is a high performance DNA analysis platform that efficiently and precisely measures the amount of genetic target material and variations therein. Our system is able to deliver reliable and specific data from complex biological samples and from genetic target material that is available only in trace amounts.

We are dedicated to the development of genomic science through the expanded use of our proprietary MassARRAY system. Our technology provides solutions for biomarker discovery and enables biochemical researchers and geneticists to conduct a variety of experiments, which include quality Single Nucleotide Polymorphism (SNP) genotyping for fine mapping studies, candidate region and gene studies and quantitative gene expression analysis for microarray validation work; and

Our goal is to leverage our technology to become a significant contributor in the development of molecular medicine, which encompasses areas such as pharmacogenomics, personalized medicine and theranostics ( an emerging field in which a diagnostic test is coupled with a therapeutic regime). These fields share the need for analytical applications that define disease on a molecular level with a high degree of reliability.

As of June 30, 2005, our product revenues consisted of revenues from the sales of MassARRAY hardware, software, consumables and maintenance agreements. We now have over 130 MassARRAY systems sold. The impact of our MassARRAY Compact system and other new products and product applications on future revenues, margins, expenses and cash flows remains uncertain and depends on many factors as described in this report under the caption “Risks and Uncertainties Related to Our Business”.

Since our inception, we have incurred significant losses. As of June 30, 2005, we had an accumulated deficit of $429.5 million. We expect to continue to incur losses going forward at least until the end of 2006.

MassARRAY System

Our MassARRAY system is a universal genetics analysis platform that provides highly reliable results across a wide range of applications. While the MassARRAY system is versatile, it also possesses single molecule and single cell sensitivity that can, in combination with the specificity of mass spectrometry, be used to recognize and quantify genetic variations that are extremely difficult to detect with other technologies.

MassARRAY Applications

Our MassARRAY system has become a reference standard for SNP analysis since its launch in 2000. We have introduced new applications and capabilities that have leveraged MassARRAY technology’s proven data quality and reliability into fields such as quantitative gene expression, SNP discovery and signature sequence identification. Our MassARRAY system has demonstrated the following attributes:

•	MassARRAY SNP Genotyping is a leading technology for analyzing genetic variations and identifying genes that impact health. The MassARRAY system is widely used for fine mapping, linkage studies, and medium to large-scale association studies. The new iPLEX assay allows for higher levels of multiplexing, thereby significantly reducing the cost per genotype.

•	MassARRAY Quantitative Gene Expression (QGE) accurately measures levels of gene expression to create accurate quantitative data even when very small amounts of starting material are used. MassARRAY QGE reliably detects smaller changes in expression levels compared to competing technologies.

•	MassARRAY SNP Discovery is used to unambiguously identify and characterize SNPs and can uncover SNPs that are not detected by standard gel-based sequence analysis.

These applications are supported by our suite of proprietary software components for assay design and data analysis.

Biomedical Research Market

Our MassARRAY system is used in more than 100 academic, pharmaceutical and clinical research institutions in the biomedical research market. These customers conduct genome wide scans and candidate scans in their efforts to identify genetic markers with clinical utility.

Initially, institutions in this market are typically concerned with three major types of studies: whole genome population genetics, whole genome association studies and linkage studies. Whole genome population studies are conducted for general research purposes to create SNP maps and to determine allelic frequencies in different ethnicities and species. Whole genome association studies and linkage studies are conducted for genetic discovery purposes. In general, these high throughput studies analyze a small number of samples against a high number of SNPs.

Once target regions are identified and connections to disease are made, the next step is to perform fine mapping studies, which are conducted in an effort to apply genetics to diseases. Customers conduct candidate region associations to narrow down regions of interest where previous linkage studies have correlated disease phenotypes to specific regions on the chromosome. Candidate gene association studies demonstrate for specific patient samples that underlying genetic defects reside in specific biological pathways. From there, biomarker discovery efforts can potentially lead to clinical validation and use.

Institutions conducting fine mapping studies use the MassARRAY system to perform candidate gene and candidate region association studies. These studies, which typically analyze up to 2,000 SNPs with tens of thousands of samples, can be performed on our MassARRAY system which is ideally suited for the middle throughput genetic analysis market.

Strategic Direction

Our genotyping capabilities and SNP discovery functions are used to find genes that correlate to particular diseases or encode for complex human traits. Our gene expression application is employed for the functional analysis of targets, such as the characterization of expression patterns in tissue samples. Our applications have the potential to discover and validate clinically important biomarkers.

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing and gene expression analysis. We are in the process of researching and developing applications to support epigenetic analysis (the analysis of DNA methylation) and genetic trace analysis applications (the analysis of miniscule amounts of genetic material in complex mixtures). We intend to develop a quantitative solution for DNA methylation analysis, a key component in genetic cancer research.

We also plan to leverage our iPLEX multiplexing capabilities for gene expression and methylation. We have identified four target markets for growth: clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories and animal testing laboratories.

We are leveraging our core technology and creating new intellectual property to address the molecular diagnostics market. We have obtained cGMP certification for our manufacturing facility, a key step towards being able to market analyte specific reagents (ASRs) to CLIA laboratories in the U.S. Molecular diagnostics offers significant future potential for us.

Sequenom’s Genetic Content

We have used our MassARRAY technology and our extensive collections of DNA samples from diseased and healthy individuals to identify disease-related genes that may predispose significant portions of the population to major diseases. We completed numerous scans of the human genome and identified over 60 candidate genes indicating association with the important diseases areas such as cancer, diabetes and obesity. In most studies we have conducted further analysis of our initial disease-association findings in additional independent populations. We have also followed this up with appropriate biological confirmation experiments where feasible. Based on our discoveries, we have developed gene and diagnostic content and we continue to pursue potential partner out-licensing and commercial development opportunities for these discoveries.

Recent Corporate Developments

In June 2005, Harry Stylii, Ph.D., M.B.A., joined us as President and Chief Executive Officer and a member of the Board of Directors.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Revenues

Total revenues for the three months ended June 30, 2005 increased to $6.2 million from $6.0 million for the same period in 2004. Total revenues for the six months ended June 30, 2005 declined to $10.5 million from $11.1 million for the same period in 2004

Product revenues were derived from the sale of consumables including our SpectroCHIP bioarray chips, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software and license fees from end-users.

For the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, consumable revenues decreased from $2.7 million and $6.1 million, respectively, to $2.6 million and $5.4 million, respectively, mainly due to lower average selling prices and reduced sales volumes for our chips and related consumables.

MassARRAY system hardware sales increased to $2.7 million and $3.4 million for the three and six months ended June 30, 2005, respectively, from $1.9 million and $2.5 million, respectively, for the same periods in 2004. We recognized $1.1 million of hardware sales in the three months ended June 30, 2005 from sales made in previous quarters that met our revenue recognition criteria in the present period. MassARRAY hardware revenues remained below our expectation. We continue to develop our market for clinical genetics and molecular medicine where we believe the testing accuracy and broad DNA analytical capabilities of our MassARRAY system are especially well suited. We expect system sales to increase during the remainder of 2005. Our new iPLEX application may result in a reduction in chip sales due to increased multiplexing levels, but we believe that this reduction may be offset by an increase in MassARRAY system placements and greater use per system which may increase revenues overall.

Income from other product sales, including hardware maintenance contracts, associated software, license fees and royalties, for the three and six months ended June 30, 2005, and 2004 was $0.7 million and $1.3 million, respectively, and $1.2 million and $2.1 million, respectively. The reduction in this income in 2005 is primarily due to the expiration of distributor fees due on a distribution contract which ended in December 2004.

We expect that future revenues for our business will be affected by, among other things, MassARRAY product and application demand, customer budgets, new product and application introductions, the terms and conditions of sales contracts, including any extended or deferred payment terms, competitive conditions and government research funding.

Service revenues in the three and six months ended June 30, 2005 declined to zero as compared to $0.1 million and $0.2 million, respectively, of such revenues in the same periods in 2004. The elimination of service revenue has resulted from our decision to discontinue pursuit of low-margin collaborative genotyping services. We do not expect service revenue to be significant in the foreseeable future. We expect revenue from present and future outlicensing of our disease gene discoveries to be minimal for the foreseeable future.

Research revenues were $0.1 million and $0.3 million and $0.1 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2005 and 2004. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect grant revenue to decline during the remainder of 2005.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and six months ended June 30, 2005 were $3.2 million and $5.8 million, respectively, compared to $3.5 million and $6.3 million, respectively, for the same periods in 2004. Gross margins on product sales for the three and six months ended June 30, 2005 were 48% and 43%, respectively, compared to 40% and 41%, respectively, for the same periods in 2004. Gross margins primarily increased due to lower charges to obsolescence reserves resulting from improvement in inventory management during 2005 compared to 2004.

Gross margin in future periods may be affected by, among other things, reductions in the selling price for systems and consumables, lower consumable sales per MassARRAY system sold, the mix of products sold, competitive conditions, sales volumes, discounts offered, inventory reserves and required obsolescence charges, as well as royalty payment obligations on in-licensed technologies.

Cost of service revenues for the three and six months ended June 30, 2005 were zero compared to approximately $28,000 and $0.2 million in the same periods of 2004. Gross margins on service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Research and development expenses

Research and development expenses decreased to $3.0 million, for the three months ended June 30, 2005 from $5.7 million for the same period in 2004, and to $6.2 million from $11.2 million for the six months ended June 30, 2005. These expenses consisted primarily of salaries and related personnel expenses, improvements to our existing products, validation of products under development, expenses relating to work performed under research contracts, and, prior to the termination of our internal drug discovery activities in July 2004, expenses related to our disease gene discovery and development programs.

The decrease in expenses of $2.7 million for the three months ended June 30, 2005 compared to the same period in 2004 primarily relates to reduced headcount costs of $1.1 million, $0.6 million lower operating consumable expenses, reduced depreciation charges of $0.8 million, and higher absorption into cost of goods sold of $0.3 million, offset by $0.1 million higher facility costs.

The decrease in expenses of $5.0 million for the six months ended June 30, 2005 compared to the same period in 2004 primarily relates to reduced headcount costs of $2.2 million, $0.9 million lower operating consumable expenses, reduced depreciation charges of $1.6 million, higher absorption into cost of goods sold of $0.2 million and other cost savings of $0.3 million, offset by $0.2 million higher facility costs.

The reduction in headcount and operating supply expenses from 2004 in both the three and six month periods ended June 30, 2005 was as a result of our termination of our internal drug discovery efforts and closure of our SEQUENOM Pharmaceuticals business segment in the third quarter of 2004. The reduction in depreciation expense was as a result of a significant portion of our fixed asset base becoming fully depreciated and taken out of use.

Selling and marketing expenses

Selling and marketing expenses for the three and six months ended June 30, 2005 were $3.1 million and $5.6 million, respectively, compared to $2.9 million and $5.7 million, respectively, for the same periods in 2004. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses. The increase in the three month period ended June 30, 2005 from the same period in 2004 was due to $0.1 million of increased headcount, and a $0.1 million increase in promotional and establishment expenses.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2005 were $2.8 million and $6.1 million, respectively, compared to $3.4 million and $6.7 million, respectively, in the same periods of 2004. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The decrease of $0.6 million for the three months ended June 30, 2005 from the same period in 2004 was due to reduced headcount costs of $0.2 million resulting from the departure of our former Chief Executive Officer, a reduction in legal-related expenses of $0.3 million, lower staff bonus accruals of $0.1 million, reduced insurance expenses of $0.1 million due to premium reductions, reduction in depreciation expense of $0.1 million as an increasing proportion of our asset base is fully depreciated, and an increase of costs absorbed into cost of goods sold of $0.1 million, partially offset by an increase of $0.2 million in audit and financial consulting expenses due to enhanced reporting requirements under the Sarbanes-Oxley Act and a $0.1 million increase in recruiting fees, primarily related to locating a replacement Chief Executive Officer.

The decrease of $0.6 million for the six months ended June 30, 2005 from the same period in 2004 was due to a reduction in legal-related expenses of $0.6 million, reduced staff bonus accruals of $0.4 million, other headcount cost reductions of $0.3 million, reduced insurance expenses of $0.2 million due to premium reductions, reduction in depreciation expense of $0.2 million as an increasing proportion of our asset base is fully depreciated, and an increase of costs absorbed into cost of goods sold of $0.3 million. These cost savings were partially offset by severance costs of $0.5 million resulting from the departure of our former Chief Executive Officer, an increase of $0.5 million in audit and financial consulting expenses due to enhanced reporting requirements under the Sarbanes-Oxley Act, a $0.3 million increase in taxes and recruiting fees related to locating a replacement Chief Executive Officer, and a $0.1 million increase in corporate communications. We expect general and administrative expenses during the remainder of 2005 to be lower than in 2004.

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

Net interest income

Net interest income was $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2005, compared to $0.1 and $0.2 million, respectively, for the same periods in 2004, as increasing interest rates on our investments and reduced levels of debt compensated for lower average investment balances.

Deferred income tax benefit

The deferred tax benefit of $0.2 million and $0.5 million for the three and six months ended June 30, 2005, compared to $0.3 million and $0.6 million, respectively, for the same periods in 2004, is due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics.

Liquidity and Capital Resources

As of June 30, 2005, cash, cash equivalents, short-term investments and restricted cash totaled $25.4 million compared to $37.9 million as of December 31, 2004. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Short term

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the six months ended June 30, 2005 was $9.0 million compared to $13.0 million for the same period in 2004. The use of cash was a result of the net loss of $13.4 million for the six months ended June 30, 2005, adjusted for non-cash depreciation and amortization of $2.7 million, approximately $0.5 million of deferred income tax benefit, $0.3 million of deferred compensation amortization and other non-cash items, increases in accounts receivable and other current asset balances of $0.7 million, decreases of $1.4 million in accounts payable and accrued expenses, a decrease in inventory balances of $0.8 million, and an increase of $1.1 million of deferred revenue and other liabilities. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis. As a result, our cash, cash equivalents and marketable security balances will decline. If the current trend of cash use continues, we will need additional capital by 2006 to support our activities.

Investing activities, other than the changes in our short-term investments and restricted cash, used $1.4 million in cash during the first six months of 2005 due mainly to purchases of equipment to loan to potential customers under a marketing program initiated in 2005.

Net cash used by financing activities was $2.0 million for the six months ended June 30, 2005. Financing activities during the first six months of 2005 included net payments of $2.0 million for long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of approximately $44,000.

New financing will be required to fund working capital and operations. It is unlikely we be able to generate positive cash flow from operations in the near future. We will be required to seek additional financing that we believe is necessary to fund our operations for at least the next twelve months, assuming the successful implementation of our business plan, which includes, among other things, significant increases in revenues in future periods and the monitoring and controlling of operating expenses. If we are unable to secure additional financing or successfully implement our business plan, we will be required to seek funding from alternate sources, and we may institute significant cost reduction plans. We may seek to sell equity or debt securities, secure additional bank lines of credit, or consider strategic alliances. If we raise additional funds by selling shares of our capital stock or other equity-based instruments, the ownership interest of our stockholders will be diluted.

There can be no assurance that additional financing, in any form, will be available, or, if available, will be on terms acceptable to us. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ exchange. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ. If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

The following table summarizes our contractual obligations as of June 30, 2005:

Contractual obligations (Dollars in millions)	Total	Less than one year	1-3 years	After 3 years
Long-term debt	$5.9	$2.8	$3.1	$—
Capital lease obligations	0.3	0.2	0.1	—
Operating leases	47.5	4.7	9.3	33.5
Open purchase orders	3.4	3.4	—	—

Total contractual obligations	$57.1	$11.1	$12.5	$33.5

Future operating lease commitments have not been reduced by future sublease rental income due through 2010 aggregating $1.5 million.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through the beginning of 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing diagnostic and therapeutic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and ASR research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our disease gene discoveries, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	regulatory changes and technological developments in our markets.

We have a $3.5 million bank line of credit provided by the Union Bank of California, of which $1.4 million is available for borrowing and expires on January 31, 2006. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements that we maintain certain levels of unrestricted cash and net tangible asset balances. At September 30, 2004, we were in breach of one of the covenants of our loan secured over certain fixed assets, which requires us to have in excess of $40 million of unrestricted cash and short-term investments. We remedied the breach by providing the lender with a letter of credit for $0.9 million. At June 30, 2005, and December 31, 2004 we were in compliance with all covenants. We have no commitments for any additional financings.

Risks and Uncertainties Related to Our Business

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

We will need additional capital in the future to support our growth, which will result in dilution to our stockholders.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through the beginning of 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ exchange. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ. When we attempt to raise capital, if we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

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

We have experienced significant operating losses in each period since our inception. At June 30, 2005, our accumulated deficit was approximately $429.5 million. These losses have resulted principally from expenses incurred in research and development, from selling, general and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. Our general and administrative expenses are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products and services including our benchtop version, MassARRAY Compact and iPLEX multiplexing application;

•	our success in promoting applications, such as gene expression analysis, for use with our products;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our ability to transition our business from internal drug discovery to a focus on diagnostic, clinical research, molecular medicine, agricultural and other applications;

•	our ability to develop new applications and products, such as ASRs, and the success of such applications and products;

•	the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•	our research and development progress;

•	our ability to promote, and license or sell, candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	our ability to clinically validate any potential diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other proceedings relating to intellectual property rights, employee ownership rights in or entitlements to royalties from employee inventions, or other types of obligations or rights.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing and type of MassARRAY system placements that we make during the year, the number, timing and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales can have a significant impact on our gross margin, as consumable sales typically have margins significantly higher than MassARRAY system sales. In recent quarters, our sales mix has been comprised of a greater proportion of higher-margin consumable sales. Our revenues and operating results are also difficult to predict because they depend upon the completion of milestones and the duration of and progress made under collaborative research and commercialization programs with partners. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

The demand for MassARRAY systems and consumables has changed over time, and any decline in demand will reduce our total revenues. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues for the foreseeable future. The sales cycles of our new MassARRAY Gene Expression application and MassARRAY Compact system are longer than planned and are consistent with the sales cycles for our other products. Also, over the past year, competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products:

•	competition from other products or failure of our products or applications, particularly the iPLEX application, to perform as expected;

•	changes in fiscal policies and the economy which negatively impact customer buying decisions; and

•	negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers.

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

None of these factors are within our control. We have broadened the markets to which we sell our products and applications and continue to develop new applications and products for use in new markets. We are targeting customers in clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories and animal testing laboratories.. We have limited or no experience operating in these potential markets and, as a result, may be unable to develop products and applications that allow us to penetrate these markets or successfully generate any revenue from sales in these markets. We will have limited ability to forecast future demand for our existing and any new products and applications in these markets.

We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues.

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX mulitplexing application may result in lower volumes of consumable chip purchases by customers, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 59% of our total revenues for the year ended December 31, 2004, and approximately 52% of our total revenues for the six month period ended June 30, 2005. Factors which may limit the use of our consumable chips and other consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	the extent to which customers re-use our consumable chips;

•	the extent to which customers increase multiplexing levels using the iPLEX application;

•	failure to sell additional MassARRAY systems;

•	the training of customer personnel; and

•	the acceptance of our technology by our customers.

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

A number of potential applications of our MassARRAY technology may require significant enhancements in our core technology. If we are unable to complete the development, introduction or scale-up of any product, or if any of our new products or applications, such as gene expression analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that have been already established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, Samsung Electronics Co., Ltd. supplies our nanodispensers (also known as pintools), and Majer Precision Engineering, Inc. supplies the pins for the pintools. Amersham Biosciences Corp. is the sole supplier of an enzyme called Thermosequenase. New England Biolabs is the sole supplier of one of our consumable products. Our consumable chips are supplied by Process Specialties, Inc. Other than our agreement with Bruker Daltonics, Inc. which expires in 2006, we do not have long-term agreements with these vendors. We have experienced quality problems with and delays in receiving wafers used to produce our consumable chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, Samsung Electronics supplies our pintools, Majer Precision Engineering supplies the pins for the pintools, New England Biolabs supply certain reagents, and Process Specialties supplies our consumable chips. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition and results of operations. Other than our agreement with Bruker Daltonics which expires in 2006, we do not have long-term agreements with these vendors that provide for a continued supply of these components for fixed terms that extend beyond one year. With respect to our agreements with suppliers, our agreements with Samsung will expire October 1, 2005, and our agreement with Bruker Daltonics may not be terminated without cause by either party prior to its expiration in 2006. Changes to or termination of our agreements or inability to renew our agreements with these parties could result in the loss of access to these aspects of our technology and could impair, delay or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies or otherwise provide us with adequate protection.

If we breach covenants in our equipment lease or other credit facilities or are otherwise in default under these credit facilities, our lenders may accelerate the maturity dates of our outstanding indebtedness or take other actions under these facilities which would have a material adverse effect on our financial condition and operations.

We had an aggregate of $6.2 million of outstanding indebtedness under our equipment lease and other credit facilities as of June 30, 2005. These credit facilities include positive and restrictive covenants such as requirements that we maintain certain levels of unrestricted cash and net tangible asset balances At September 30, 2004, we were in breach of one of the covenants of our loan secured over certain fixed assets, which requires us to have in excess of $40 million of unrestricted cash and short-term investments. We remedied the breach by providing the lender with a letter of credit for $0.9 million. At June 30, 2005, we were in compliance with all covenants. If we breach certain covenants in our equipment lease or other credit facilities or are otherwise in default under these credit facilities, our lenders may accelerate the maturity dates of our outstanding indebtedness, impose restrictions on our cash balances or take other actions under these facilities which would have a material adverse effect on our financial condition and operations.

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

We have sold over 130 MassARRAY systems worldwide to pharmaceutical companies, academic research centers and government laboratories. Some of our customers use our DNA analysis products to perform genetics studies on their own disease populations for potential diagnostic and drug target identification in the same or similar manner as we have done. Although there are many potential disease applications, our customers’ target diseases may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our customers. Competition from our customers may adversely affect our or our collaborators’ ability to successfully commercialize therapeutic or diagnostic products.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose any key member of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. We have employment agreements with each of our officers. However, we do not carry “key person” insurance covering any of our officers or other employees.

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

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 52% and 50% of our sales were made outside of the United States in the year ended December 31, 2004 and six months ended June 30, 2005, respectively. A successful international effort will require us to develop relationships with international customers and collaborators. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations and maintain good relations with our foreign customers and collaborators. As a result of our internal control evaluation, we identified a material weakness in the design and operation of our controls over the review and oversight of the accounting records of our subsidiary located in Hamburg, Germany. Specifically, due to the limited number of employees located in Germany, there is a lack of segregation of duties, and mitigating controls and oversight at the corporate level were not rigorous enough to adequately reduce potential misstatements or ensure appropriate procedures are being followed. International operations also involve a number of risks not typically present in domestic operations, including:

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

We have identified a number of deficiencies in our internal controls over financial reporting that we have reported as constituting material weaknesses and concluded that our internal controls over financial reporting were not effective as of December 31, 2004. In addition, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2004 to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. Our independent auditors also issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004. The material weaknesses that have been identified relate to the internal controls regarding recording and analysis of revenue transactions with unusual terms, accrued liability account reconciliation and analyses processes, financial statement close and reporting procedures, controls with respect to our German subsidiary and recording and review over fixed assets. A more complete description of these deficiencies is included in Item 4 of Part I of this report. We cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

	As of June 30, 2005
	Net foreign monetary assets/(liabilities)
Functional currency of operations	US dollars	GBP
	($ in millions)
Euro	$1.4	$0.2

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $136,000. A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $17,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended June 30, 2005. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

We carry out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of each quarterly and annual period pursuant to Exchange Act Rule 13a-15.

Based upon our evaluation prior to the filing of our annual report on Form 10-K, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2004 because of material weaknesses in internal control over financial reporting, as described below in “Internal Control over Financial Reporting.”

Further, based upon our evaluation prior to the filing of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were still not effective as of June 30, 2005 to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported accurately.

Since December 31, 2004, our management has been reviewing and evaluating the disclosure controls and procedures with the goal of strengthening such controls and procedures as expeditiously as possible. These efforts are discussed in more detail below in “Remediation Plan.” Our management believes that the changes in internal controls discussed below have remedied our material weaknesses. However, we cannot conclude that these weaknesses have been fully eliminated until we perform our 2005 internal controls testing.

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

Remediation Plan

Based on our findings that our disclosure controls and procedures were not effective at December 31, 2004 and June 30, 2005 and that we had material weaknesses in internal controls over financial reporting at December 31, 2004, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we believe that these efforts have addressed our material weaknesses .

These efforts include the following:

•	We improved our procedures for verifying and documenting non-standard contract terms provided to customers. All transactions involving the sale of systems with non-standard terms are now being reviewed for strict adherence to our revenue recognition policies.

•	We made changes to our financial statement close procedures for estimating and analyzing accrued liability balances and have improved the documentation for account reconciliations.

•	We have provided a training session to our U.S. sales force and are initiating additional training of our sales organizations regarding revenue recognition rules and required approval of terms and communication by and with our finance group.

•	We have formalized and enhanced our documentation and review of revenue recognition guidelines and processes.

•	We made changes to our procedures for recording and review of fixed assets and related depreciation.

•	We formalized the documentation of the financial statement close review process.

•	We have formalized and enhanced our documentation, oversight and review procedures related to the accounting records of our foreign subsidiary.

We have communicated to the Audit Committee the material weaknesses identified in our internal control over financial reporting and that our disclosure controls and procedures were not effective. Management, with the oversight of the Audit Committee, is committed to effective remediation of known material weaknesses and significant deficiencies and to improvements in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Other than improvements described in our remediation plan above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our findings that our disclosure controls and procedures and our internal controls over financial reporting were not effective, we continue to take steps to improve our internal controls and procedures

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

In August 2004, we were named as a defendant in a complaint filed by a former employee, Daniel P. Little (“plaintiff”), in the United States District Court for the Southern District of California, Case No. 04 CV 1737 J. In November 2004, the Court dismissed plaintiff’s quantum meruit, unfair business practices, and fraud claims. In November 2004, we answered the complaint, denying all material allegations. In April 2005, we entered into a settlement agreement with plaintiff providing for dismissal of the complaint with prejudice and a complete and full release of all claims against us, without material impact on our financial statements. Dismissal of the complaint was entered by the court on April 25, 2005.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 17, 2005. Out of 40,428,276 shares of common stock entitled to vote at such Annual Meeting, 32,339,274 were present in person or represented by proxy. At the Annual Meeting, our stockholders approved the following matters:

(1)	The election of Ernst-Gunter Afting, Ph.D., M.D., and John E. Lucas as Class II directors to hold office for a term expiring at the 2007 Annual Meeting of Stockholders. The vote for the nominated directors was as follows:

Ernst-Gunter Afting, Ph.D., M.D., 32,071,075 votes cast for and 268,199 votes cast against; and

John E. Lucas, 32,051,772 votes cast for and 287,502 votes cast against.

After the Annual Meeting, Charles R. Cantor, Ph.D. and Ronald Linsday, Ph.D. continued to serve as directors with terms expiring at the 2006 Annual Meeting of Stockholders and Harry F. Hixson, Jr., Ph.D. and Harry Stylli, Ph.D., continued to serve as directors with terms expiring at the 2007 Annual Meeting of Stockholders.

(2)	The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005. 31,556,650 votes were cast for approval, 313,939 votes were cast against, and 468,685 votes abstained. There were no broker non-votes.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
10.32(1)#	Employment agreement, dated May 31, 2005, by and between the Registrant and Harry Stylli, Ph.D.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

#	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEQUENOM, INC.

Dated: August 9, 2005	By:	/S/ HARRY STYLLI
Harry Stylli
President and Chief Executive Officer