Form 10-Q
period 2005-09-30
SEQUENOM INC
filed 2005-11-09
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2005 was 40,228,639.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share information)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,560	$3,589
Short-term investments, available-for-sale	8,962	24,426
Restricted cash and investments	5,046	5,028
Accounts receivable, net	2,854	3,095
Inventories, net	4,227	4,889
Other current assets and prepaid expenses	1,274	481

Total current assets	24,923	41,508
Equipment and leasehold improvements, net	5,977	6,722
Intangible assets, net	2,831	4,743
Restricted cash and investments, net of short-term	3,116	4,900
Other assets	534	613

Total assets	$37,381	$58,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,113	$3,065
Accrued expenses	5,128	4,575
Accrued acquisition and integration costs	226	306
Deferred revenue	1,688	1,070
Current portion of long-term bank debt	2,455	3,320
Current portion of capital lease obligations	232	397

Total current liabilities	13,842	12,733
Deferred revenue, less current portion	249	354
Capital lease obligations, less current portion	18	194
Long-term bank debt, less current portion	2,569	4,353
Other long-term liabilities	37	37
Long-term accrued acquisition and integration costs, less current portion	1,007	1,116
Long-term deferred tax liability	929	1,627
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares - 5,000,000.	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 40,329,184 and 40,397,887 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	40	40
Additional paid-in capital	453,830	453,899
Deferred compensation related to stock options	(71)	(565)
Accumulated other comprehensive income	438	721
Accumulated deficit	(435,507)	(416,023)

Total stockholders’ equity	18,730	38,072

Total liabilities and stockholders’ equity	$37,381	$58,486

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Consumables	$2,846	$3,509	$8,244	$9,541
Other product related	1,694	1,316	6,428	5,936
Services	—	—	—	199
Research	27	420	351	677

Total revenues	4,567	5,245	15,023	16,353

Costs and expenses:
Cost of product revenue	2,032	2,469	7,805	8,767
Cost of service revenue	—	—	—	204
Research and development	2,547	3,524	8,771	14,726
Selling and marketing	2,828	2,591	8,460	8,259
General and administrative	2,342	2,680	8,460	9,388
Restructuring charges	526	1,943	314	1,943
Amortization of acquired intangibles	504	681	1,511	2,394
Amortization of deferred stock-based compensation	89	—	342	—

Total costs and expenses	10,868	13,888	35,663	45,681

Loss from operations	(6,301)	(8,643)	(20,640)	(29,328)
Net interest income	75	81	253	238
Other income, net	(44)	(17)	207	177

Loss before income taxes	(6,270)	(8,579)	(20,180)	(28,913)
Deferred income tax benefit	232	275	697	856

Net loss	$6,038	$(8,304)	$(19,483)	$(28,057)

Net loss per share, basic and diluted	$(0.15)	$(0.21)	$(0.48)	$(0.71)

Weighted average shares outstanding, basic and diluted	40,343	39,674	40,382	39,645

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
	(Unaudited)
Operating activities
Net loss	$(19,483)	$(28,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation and stock-based compensation expense	351	—
Depreciation and amortization	3,910	6,935
Impairment of long-lived assets	—	1,331
Disposal of fixed assets	87	—
Other non-cash items	78	(8)
Deferred income tax benefit	(697)	(858)
Changes in operating assets and liabilities:
Inventories	856	5,005
Accounts receivable	101	1,668
Other current assets	(833)	544
Other assets	—	21
Accounts payable and accrued expenses	895	(4,151)
Deferred revenue	610	(1,125)
Other liabilities	620	559

Net cash used in operating activities	(13,505)	(18,136)
Investing activities
Purchase of equipment, leasehold improvements and intangibles	(1,672)	(2,838)
Net change in restricted cash	1,760	(885)
Net change in marketable investment securities	15,502	16,822

Net cash provided by investing activities	15,590	13,099
Financing activities
Payments on capital lease obligations	(345)	(358)
Payments of long-term debt	(2,649)	(2,704)
Proceeds from exercise of stock options and ESPP purchases	73	164

Net cash used in financing activities	(2,921)	(2,898)

Net decrease in cash and cash equivalents	(836)	(7,935)
Effect of exchange rate changes on cash and cash equivalents	(193)	287
Cash and cash equivalents at beginning of period	3,589	17,940

Cash and cash equivalents at end of period	$2,560	$10,292

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

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain amounts in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 have been reclassified to conform with current year presentation.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(6,038)	$(8,304)	$(19,483)	$(28,057)
Change in unrealized gains/(losses)	38	423	(283)	123

Comprehensive loss	$(6,000)	$(7,881)	$(19,766)	$(27,934)

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

Had compensation cost for stock-based awards been determined consistent with the fair value method prescribed in SFAS No. 123, our net loss would have been changed to the following pro forma amounts (dollars in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(6,038)	$(8,304)	$(19,483)	$(28,057)
Add: Stock-based compensation expense included in reported net loss	$89	—	$342	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	$(413)	$(650)	$(1,387)	$(2,418)

Pro forma net loss	$(6,362)	$(8,954)	$(20,528)	$(30,475)

Net loss per share, basic and diluted, as reported	$(0.15)	$(0.21)	$(0.48)	$(0.71)
Pro forma net loss per share, basic and diluted	$(0.16)	$(0.23)	$(0.51)	$(0.77)

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

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (dollars in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$2,886	$3,351
Work in process	115	33
Finished goods	1,226	1,505

Total	$4,227	$4,889

Inventories are shown net of excess and obsolescence reserves of $3.2 million at both September 30, 2005 and December 31, 2004.

(7) Acquisition and Integration Costs

As of September 30, 2005, we had approximately $1.2 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The activity in the nine months ended September 30, 2005 was as follows (dollars in thousands):

	Balance at December 31, 2004	Deductions	Balance at September 30, 2005
Costs to close facilities and exit lease commitments	$1,422	$(189)	$1,233

(8) Restructuring charge

During the third quarter of 2004, we closed our Sequenom Pharmaceuticals business segment, which reduced our headcount by approximately 50 at the end of 2004 compared to our headcount prior to the restructuring. We continue with our outlicensing efforts with respect to our disease gene discoveries for potential diagnostic and therapeutic product development. During the first quarter of 2005, we sold certain tangible assets and recovered $0.2 million in excess of the carrying value which we had previously fully provided for as part of the restructuring charge. We do not expect to incur additional expense or recover additional amounts from exiting this activity. The total restructuring cost of $2.0 million, incurred during 2004 and the first quarter of 2005, was made up of $1.1 million of impairment charges for long-lived assets, $0.1 million of contract termination costs and $0.8 million of one-time termination benefits. We had no accrued balance at December 31, 2004 or September 30, 2005 in respect to the restructuring charge.

During the third quarter of 2005, as part of our strategy to stabilize the genetic systems business we introduced a plan to reduce our headcount by almost 30%, or approximately 44 positions, across all departments, before the end of 2005. We incurred a charge of $0.5 million in the third quarter relating to severance and related expenses in connection with this headcount reduction, and anticipate incurring a further $0.3 million charge during the fourth quarter, for a total charge of $0.8 million. At September 30, 2005, we had an accrued balance of $0.4 million in respect of the restructuring charges. We expect to pay the remaining amounts due through the second quarter of 2006.

(9) Debt covenants

At September 30, 2004, we were in breach of one of the covenants of our loans secured by certain fixed assets, which requires us to have in excess of $40 million of unrestricted cash and short-term investments, and at September 30, 2005, we were in breach of one of the covenants of our capital leases, which requires us to have in excess of $15 million of unrestricted cash and short-term investments. We have provided the lender with a letter of credit for $0.9 million and, as a result, the lender has waived these breaches as of September 30, 2005.

(10) Building lease renegotiation

During the quarter ended September 30, 2005, we negotiated a rent deferral of approximately $3.2 million on our corporate headquarters building. This deferral becomes effective October 1, 2005 and continues through September 30, 2007. There was no financial effect on the period ended September 30, 2005 as a result of this deferral.

(11) Warranty reserves

Generally, we do not have any significant post-delivery obligations associated with our product sales. We accrue for warranty costs and other allowances at the time of shipment based on historical service expense and trends. Such amounts are not generally significant.

(12) Litigation

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which will be published and mailed beginning November 15, 2005. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirements as well as final judicial approval. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(13) New Accounting Pronouncements

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our condensed consolidated financial statements included elsewhere in this report.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle. Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

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

Overview

Sequenom is a genetics company committed to providing the best genetic analysis products that translate genomic science into superior solutions for biomedical research and molecular medicine. Our proprietary MassARRAY® system is a high performance nucleic acid analysis platform that efficiently and precisely measures the amount of genetic target material and variations therein. Our system is able to deliver reliable and specific data from complex biological samples and from genetic target material that is available only in trace amounts.

As of September 30, 2005, our product revenues consisted of sales of MassARRAY hardware, software, consumables and maintenance agreements.

Since our inception, we have incurred significant losses. As of September 30, 2005, we had an accumulated deficit of $435.5 million. We expect to continue to incur losses for at least the next two years.

Biomedical Research Market

Our MassARRAY system is used in numerous academic, pharmaceutical and clinical research institutions in the biomedical research market. These customers conduct genome-wide and candidate gene scans in their efforts to identify genetic markers with clinical utility.

Institutions in this market are typically concerned with whole genome population genetics studies, whole genome association studies and linkage studies. Whole genome population studies are conducted for general research purposes to create single nucleotide polymorphism (“SNP”) maps and to determine allelic frequencies in different ethnicities and species. Whole genome association studies and linkage studies are conducted for genetic discovery purposes. In general, these studies are high throughput studies that analyze a small number of samples against a high number of SNPs.

Once target regions are identified and connections to disease are made, institutions then typically perform fine mapping studies, which are conducted in an effort to apply genetics to diseases. Customers conduct candidate region associations to narrow down regions of interest where previous linkage studies have correlated disease phenotypes to specific regions on the chromosome. Candidate gene association studies demonstrate for specific patient samples that underlying genetic defects reside in specific biological pathways. From there, biomarker discovery efforts can potentially lead to clinical validation and use.

Institutions conducting fine mapping studies use the MassARRAY system to perform candidate gene and candidate region association studies. These studies, which typically analyze up to 2,000 SNPs with tens of thousands of samples, can be performed on our MassARRAY system, which is well suited for the middle and lower throughput genetic analysis markets.

MassARRAY System and Applications

Our MassARRAY system is a genetics analysis platform that provides reliable results across a wide range of applications. While the MassARRAY system is versatile, it also possesses single molecule and single cell sensitivity that can, in combination with the specificity of mass spectrometry, be used to recognize and quantify genetic variations that are impossible or difficult to detect with other technologies.

Our MassARRAY system has been used for SNP analysis since its launch in 2000. Since that time, we have leveraged our MassARRAY technology’s data quality and reliability into the following capabilities and applications:

•	MassARRAY SNP Genotyping is a leading technology for analyzing genetic variations and identifying genes that may impact health and is widely used for fine mapping, linkage studies, and medium to large-scale association studies. The new iPLEX™ assay allows for higher levels of multiplexing, thereby significantly reducing the cost per genotype.

•	MassARRAY QGE accurately measures levels of gene expression to create quantitative data even when very small amounts of starting material are used. MassARRAY QGE reliably detects smaller changes in expression levels compared to competing technologies.

•	MassARRAY SNP Discovery is used to identify and characterize SNPs and can uncover SNPs that are not detected by standard gel-based sequence analysis.

•	The MassARRAY Quantitative Methylation Analysis application quantitates the degree of methylation in PCR products that have been amplified from bisulfite treated DNA. The method can analyze multiple DNA regions where methylation occurs, or CpG units, per reaction, thus lowering the cost per CpG analysis while providing quantitative capabilities to detect small changes in methylation levels. Currently this product is available through Sequenom’s service offering and the application is in beta testing at selected MassARRAY user sites.

These applications are supported by proprietary sample preparation and analysis procedures and by software components for assay design and data analysis.

Strategic Direction

A more focused strategic vision is in place at Sequenom. Our corporate restructuring and revised business strategy focuses on leveraging our assets primarily in the fine mapping segment of the research market, and capitalizing on our potential in the molecular diagnostics market.

With leadership from Harry Stylli, MBA, PhD., our President and Chief Executive Officer, the management team and our Board of Directors, we are in the process of stabilizing the core genetic analysis business and prioritizing key product and service initiatives that, in due course, are expected to drive growth and create value. Our core technology is demonstrating emerging utility in the molecular diagnostics market. We plan to pursue partnering opportunities for the development and commercialization and the adaptation of the MassARRAY system for molecular diagnostics.

Sequenom’s strategy includes the following plans:

•	Focusing on meeting customer needs in the fast growing fine mapping segment of the genetic analysis market and adding additional pharmaceutical, biotechnology, veterinary and molecular diagnostic companies to our research customer base;

•	Offering products and services that capture more value and provide more powerful and quality solutions to our customers, including QGE and methylation services;

•	Creating a sustainable competitive advantage by launching a series of applications that significantly reduces cost per genotype, beginning with the iPLEX multiplexing assay;

•	Expanding the use of our MassARRAY platform to drive new sales through applications such as QGE, methylation and single mutation discovery;

•	Developing multiplexed quantitative methylation and multiplexed QGE for fine mapping and molecular diagnostics;

•	Introducing a cost effective MassARRAY solution for lower throughput users; and

•	Leveraging our proprietary biomarker content into partnerships and proprietary tests.

Recent Corporate Developments

Prenatal Diagnostics Intellectual Property

We recently announced that we have acquired an exclusive royalty-bearing license in certain countries, including the United States, Canada, France, Germany, Great Britain and other countries in Europe, to non-invasive prenatal diagnostic intellectual property (IP) from Isis Innovation Ltd., the technology transfer company of the University of Oxford. The license covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids derived from plasma or serum, which could be used in tests for cystic fibrosis, hemoglobinopathies (sickle cell anemia and the thalassemias), Rhesus D, and chromosomal aneuploidies (e.g., Down Syndrome), and others, on any platform including mass spectrometry and real time polymerase chain reaction amplification platforms. Financial terms include up-front fees, milestone payments and royalties on product sales. With this exclusive license, we now have an opportunity to develop a portfolio of non-invasive prenatal nucleic acid based tests beginning with fetal DNA that may provide more fundamental and reliable diagnostic information earlier in a pregnancy.

New Services

With the recent introduction of our new quantitative DNA methylation and quantitative gene expression (QGE) analysis service business, we provide researchers with the ability to obtain critical information for disease detection and classification. DNA methylation is an important mechanism of gene regulation (gene expression) and impacts many areas including prenatal genetic analysis and cancer research.

The launch of the service function allows researchers worldwide to access MassARRAY solutions for their quantitative analysis and profiling of DNA methylation and gene expression needs. We also intend to launch DNA methylation and QGE as new applications available to all MassARRAY system customers in the first quarter of 2006. The MassARRAY genetic analysis platform is able to provide precise quantitative DNA methylation and gene expression analysis, in addition to accurate SNP fine mapping studies, all on one system. Combined with iPLEX assay’s cost effectiveness, we believe we will have a powerful cost competitive advantage. Because DNA methylation regulates for gene expression, the ability to analyze both types of biomarkers on a single platform is a significant technological advantage.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Revenues

Total revenues for the three and nine months ended September 30, 2005 decreased to $4.6 million and $15.0 million, respectively, from $5.2 million and $16.4 million, respectively, for the same periods in 2004.

Product revenues were derived from sales of consumables including our SpectroCHIP bioarray chips, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

For the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, consumable revenues decreased from $3.5 million and $9.5 million, respectively, to $2.8 million and $8.2 million, respectively, mainly due to lower average selling prices and reduced sales.

MassARRAY system hardware sales increased to $0.9 million and $4.3 million for the three and nine months ended September 30, 2005, respectively, from $0.5 million and $3.0 million, respectively, for the same periods in 2004. We do not expect significant changes in system and consumable sales during the last quarter of 2005.

Our new iPLEX assay may result in a reduction in chip sales due to increased multiplexing levels, but we believe that this reduction may be offset by an increase in MassARRAY system placements and greater use per system which may increase overall revenues.

Income from other sales, including MassARRAY system maintenance contracts, software, license fees and royalties, for the three and nine months ended September 30, 2005, and 2004 was $0.8 million and $0.8 million, respectively, and $2.1 million and $2.9 million, respectively. The reduction in 2005 is primarily due to the expiration in December 2004 of distributor fees due on a distribution contract.

We expect that future revenues for our business will be affected by, among other things, MassARRAY product and application demand, including demand for the iPLEX assay, and QGE and DNA methylation services and products, customer budgets, the timing of new product and application introductions, the terms and conditions of sales contracts, including any extended or deferred payment terms, competitive conditions and government research funding.

We recorded no service revenues for the three months ended September 30, 2004 and 2005. Service revenues for the nine months ended September 30, 2005 declined to zero from $0.2 million in the same period in 2004. The absence of service revenue resulted from our decision to discontinue pursuit of low-margin collaborative genotyping services. While we expect that our DNA methylation and QGE services will yield higher margins compared to the genotyping services we previously discontinued, this expectation is uncertain and subject to the risks and uncertainties described under the section below captioned “Risks and Uncertainties Related To Our Business”.

Research revenues were approximately $27,000 and $0.4 million and $0.4 million and $0.7 million, respectively, for the three and nine month periods ended September 30, 2005 and 2004. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect grant revenue to decline during the remainder of 2005.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and nine months ended September 30, 2005 were $2.0 million and $7.8 million, respectively, compared to $2.5 million and $8.8 million, respectively, for the same periods in 2004. Gross margins on product sales for the three and nine months ended September 30, 2005 were 55% and 47%, respectively, compared to 49% and 43%, respectively, for the same periods in 2004. Gross margins primarily increased due to lower charges to obsolescence reserves resulting from improvement in inventory management during 2005 compared to 2004, partially offset by the ending of distribution fees from one of our distributors in 2004.

Gross margin in future periods may be affected by, among other things, reductions in the selling price for systems and consumables, lower consumable sales per MassARRAY system sold due to factors including but not limited to the degree of acceptance and use of our iPLEX multiplexing assay, the mix of products sold, competitive conditions, sales volumes, discounts offered, inventory reserves and required obsolescence charges, as well as royalty payment obligations on in-licensed technologies.

Cost of service revenues for the nine months ended September 30, 2004 were $0.2 million. Gross margins on service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Research and development expenses

Research and development expenses decreased to $2.6 million, for the three months ended September 30, 2005 from $3.5 million for the same period in 2004, and decreased to $8.8 million for the nine months ended September 30, 2005 from $14.7 million for the same period in 2004. These expenses consisted primarily of salaries and related personnel expenses, product development costs, expenses relating to work performed under research contracts, and, prior to the termination of our internal drug discovery activities in July 2004, expenses related to our disease gene discovery and development programs.

The decrease in expenses of $0.9 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily relates to reduced headcount costs of $0.6 million, $0.2 million lower operating consumable expenses, reduced depreciation charges of $0.2 million, and higher absorption into cost of goods sold of $0.2 million, offset by $0.2 million higher facility costs and $0.1 million higher collaboration and DNA sample costs.

The decrease in expenses of $5.9 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily relates to reduced headcount costs of $2.9 million, $1.1 million lower operating consumable expenses, reduced depreciation charges of $1.9 million, and higher absorption into cost of goods sold of $0.4 million, offset by $0.4 million higher facility costs.

The reduction in headcount and operating supply expenses from 2004 in both the three and nine month periods ended September 30, 2005 was as a result of our termination of our internal drug discovery efforts and closure of our Sequenom Pharmaceuticals business segment in the third quarter of 2004. The reduction in depreciation expense was as a result of a significant portion of our fixed asset base becoming fully depreciated and taken out of use. We expect research and development expenses to reduce during the fourth quarter of 2005 following the reduction in force in the third quarter of 2005.

Selling and marketing expenses

Selling and marketing expenses for the three and nine months ended September 30, 2005 were $2.8 million and $8.5 million, respectively, compared to $2.6 million and $8.3 million, respectively, for the same periods in 2004. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses. The increase in the three month period ended September 30, 2005 from the same period in 2004 was due to $0.1 million of increased headcount, and a $0.1 million increase in depreciation for trial system placements. The increase of $0.2 million for the nine month period ended September 30, 2005 compared to the same period in 2004 was due to $0.3 million in additional depreciation for trial systems, $0.2 million of additional headcount costs, $0.1 million of severance costs, offset by reduced consultant fees of $0.2 million, travel of $0.1 million, and $0.1 million lower equipment maintenance charges. We expect sales and marketing expenses to be lower during the fourth quarter of 2005 following the reduction in force in the third quarter of 2005.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2005 were $2.3 million and $8.5 million, respectively, compared to $2.7 million and $9.4 million, respectively, in the same periods of 2004. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The decrease of $0.4 million for the three months ended September 30, 2005 from the same period in 2004 was due to a reduction in legal-related expenses of $0.2 million, reduced insurance expenses of $0.1 million due to premium reductions, reduction in depreciation expense of $0.1 million as an increasing proportion of our asset base is fully depreciated, a reduction of $0.1 million in miscellaneous taxes, other cost reductions of $0.1 million and an increase of costs absorbed into cost of goods sold of $0.1 million, partially offset by an increase of $0.1 million in audit and financial consulting expenses due to enhanced reporting requirements under the Sarbanes-Oxley Act and a $0.2 million increase in headcount costs.

The decrease of $0.9 million for the nine months ended September 30, 2005 from the same period in 2004 was due to a reduction in legal-related expenses of $0.8 million, reduced staff bonus accruals of $0.2 million, other headcount cost reductions of $0.4 million, reduced insurance expenses of $0.2 million due to premium reductions, reduction in depreciation expense of $0.3 million as an increasing proportion of our asset base is fully depreciated, and an increase of costs absorbed into cost of goods sold of $0.4 million. These cost savings were partially offset by severance costs of $0.5 million resulting from the departure of our former Chief Executive Officer, an increase of $0.6 million in audit and financial consulting expenses due to enhanced reporting requirements under the Sarbanes-Oxley Act, a $0.2 million increase in recruiting fees related to locating a replacement Chief Executive Officer, and a $0.1 million increase in corporate communications. We expect general and administrative expenses to be lower in the fourth quarter of 2005.

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

During the third quarter of 2005, we introduced a plan to reduce our headcount by almost 30%, or approximately 44 positions, across all departments, before the end of 2005. We incurred a charge of $0.5 million in the third quarter relating to severance and related expenses in connection with this headcount reduction, and anticipate incurring a further $0.3 million charge during the fourth quarter, for a total charge of $0.8 million. At September 30, 2005, we had an accrued balance of $0.4 million in respect of the restructuring charges. We expect to pay the remaining amounts due through the second quarter of 2006.

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

Amortization of deferred stock-based compensation

During the fourth quarter of 2004, we issued 736,500 shares of restricted stock awards with a weighted average grant date fair value of $0.87 per share to certain executive officers and employees. The awards vest one year from the grant date. The deferred compensation for these restricted stock awards is based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then amortized as stock-based compensation expense over the vesting period of the restricted stock.

Net interest income

Net interest income was $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2005, compared to $0.1 and $0.2 million, respectively, for the same periods in 2004, as increasing interest rates on our investments and reduced levels of debt compensated for lower average investment balances.

Deferred income tax benefit

The deferred tax benefit of $0.2 million and $0.7 million for the three and nine months ended September 30, 2005, compared to $0.3 million and $0.9 million, respectively, for the same periods in 2004, is due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics.

Liquidity and Capital Resources

As of September 30, 2005, cash, cash equivalents, short-term investments and restricted cash totaled $19.7 million compared to $37.9 million as of December 31, 2004. Our cash reserves are held in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

Short term

We consider the material drivers of our cash flow to be selling prices, sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the nine months ended September 30, 2005 was $13.5 million compared to $18.1 million for the same period in 2004. The use of cash was a result of the net loss of $19.5 million for the nine months ended September 30, 2005, adjusted for non-cash depreciation and amortization of $3.9 million, approximately $0.7 million of deferred income tax benefit, $0.4 million of deferred compensation amortization and other non-cash items, a decrease in accounts receivable of $0.1 million, an increase of $0.8 million in other current asset balances, increases of $0.9 million in accounts payable and accrued expenses, a decrease in inventory balances of $0.9 million, and an increase of $1.2 million of deferred revenue and other liabilities. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis. As a result, our cash, cash equivalents and marketable security balances will decline. If the current trend of cash use continues, we will need additional capital to support our activities before the end of the second quarter of 2006.

Investing activities, other than the changes in our short-term investments and restricted cash, used $1.7 million in cash during the first nine months of 2005 due mainly to purchases of equipment to loan to potential customers on a trial basis under a marketing program initiated in 2005.

Net cash used by financing activities was $2.9 million for the nine months ended September 30, 2005. Financing activities during the first nine months of 2005 included net payments of $3.0 million for long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of approximately $73,000.

New financing will be required to fund working capital and operations. It is unlikely we will be able to generate positive cash flow from operations in the near future. We will be required to seek additional financing that we believe is necessary to fund our operations for at least the next twelve months, assuming the successful implementation of our business plan, which includes, among other things, significant increases in revenues in future periods and the monitoring and controlling of operating expenses. If we are unable to secure additional financing or successfully implement our business plan or obtain shareholder approval if it is necessary, we will be required to seek funding from alternate sources, and we may institute significant cost reduction plans. We may seek to sell equity or debt securities, secure additional bank lines of credit, or consider strategic alliances. If we raise additional funds by selling shares of our capital stock or other equity-based instruments, the ownership interest of our stockholders will be diluted.

There can be no assurance that additional financing, in any form, will be available, or, if available, will be on terms acceptable to us. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ National Market. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. On September 16, 2004, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). The notice further states that pursuant to NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days (i.e., until March 15, 2006) to regain compliance. If, at any time before March 15, 2006, the bid price of the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we may regain compliance with NASDAQ’s Marketplace Rules. The NASDAQ staff may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) or may impose other requirements before determining that we have demonstrated the ability to maintain long-term compliance.

The notice further indicates that if compliance with the minimum bid price rule is not regained by March 15, 2006, the NASDAQ staff will provide written notification that our common stock will be delisted, and at that time we may appeal the staff’s determination to a Listing Qualifications Panel. The notice also states that, alternatively, we may apply to transfer our common stock to The NASDAQ SmallCap Market if we satisfy the requirements for initial inclusion on The NASDAQ SmallCap Market, other than the minimum bid price rule, and that if the application is approved, we will be afforded the remainder of the NASDAQ SmallCap Market’s additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ SmallCap Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. To maintain our listing on the NASDAQ National Market, we are also required, among other things, to either maintain stockholders’ equity of at least $10 million or a market value of at least $50 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so.

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

The following table summarizes our contractual obligations as of September 30, 2005:

Contractual obligations (Dollars in millions)	Total	Less than one year	1-3 years	After 3 years
Long-term debt	$5.1	$2.5	$2.6	$—
Capital lease obligations	0.2	0.2	—	—
Operating leases	47.2	3.0	8.4	35.8
Open purchase orders	2.9	2.9	—	—

Total contractual obligations	$55.4	$8.6	$11.0	$35.8

Future operating lease commitments have not been reduced by future sublease rental income due through 2010 aggregating $1.4 million.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through the second quarter of 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic assay research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our disease gene discoveries, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	the level of our audit and Sarbanes Oxley 404 compliance expenses and expenses associated with compliance with other corporate governance and regulatory developments or initiatives;

•	regulatory changes and technological developments in our markets.

We have a $3.5 million bank line of credit provided by the Union Bank of California, of which $1.4 million is available for borrowing and expires on January 31, 2006. The line of credit agreement requires us to comply with various financial and restrictive covenants. Financial covenants include requirements that we maintain certain levels of unrestricted cash and net tangible asset balances. At September 30, 2004, we were in breach of one of the covenants of our loan secured over certain fixed assets, which requires us to have in excess of $40 million of unrestricted cash and short-term investments, and at September 30, 2005, we were in breach of one of the covenants of our capital leases, which requires us to have in excess of $15 million of unrestricted cash and short-term investments. The lender has waived these breaches and we provided the lender with a letter of credit for $0.9 million. At December 31, 2004 we were in compliance with all covenants. We have no commitments for any additional financings.

Risks and Uncertainties Related to Our Business

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

We will need additional capital in the future to support our growth, which will result in dilution to our stockholders.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through the second quarter of 2006. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic assay research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our disease gene discoveries, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which parties may seek to re-use our consumable chips;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and
•	the level of our audit and Sarbanes Oxley 404 compliance expenses and expenses associated with compliance with other corporate governance and regulatory developments or initiatives;

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ National Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. When we attempt to raise capital, if we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

We have limited experience.

Many of our technologies are at an early stage of discovery and development. We continue to commercialize new products and create new applications for our products. We have recently changed our business focus to pursue diagnostic applications for our MassARRAY technology including non-invasive prenatal testing. We have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective and we will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, clinical research, pharmaceutical or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At September 30, 2005, our accumulated deficit was approximately $435.5 million. These losses have resulted principally from expenses incurred in research and development, from selling, general and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. Our general and administrative expenses are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our success in selling, and changes in the demand for, our products and services including our MassARRAY Compact benchtop version and iPLEX multiplexing application, and demand for services and products for DNA methylation and QGE;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our ability to develop new applications and products, such as diagnostic assays, and the success of such applications and products;

•	the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•	our research and development progress;

•	our ability to promote, and license or sell, candidate disease gene markers that may lead to future therapeutic or diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	our ability to clinically validate any potential diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX mulitplexing application may result in lower volumes of consumable chip purchases by customers, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 59% of our total revenues for the year ended December 31, 2004, and approximately 55% of our total revenues for the nine month period ended September 30, 2005. Factors which may limit the use of our consumable chips and other consumables include:

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

The sales cycles for our products are lengthy, and we may expend substantial funds and management effort with no assurance of successfully selling our products or services.

The sales cycles for our MassARRAY system products are typically lengthy. Our sales and licensing efforts require the effective demonstration of the benefits, value, and differentiation and validation of our products and services, and significant training of multiple personnel and departments within a potential customer organization. We may be required to negotiate agreements containing terms unique to each prospective customer or licensee which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will sell our products or. In addition, this lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in such periods.

We may not be able to successfully adapt our products for commercial applications.

A number of potential applications of our MassARRAY technology, including diagnostic applications, may require significant enhancements in our core technology or the licensing of third-party intellectual property rights or technologies. If we are unable to complete the development, introduction or scale-up of any product, or if any of our new products or applications, such as gene expression analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that have been already established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, Samsung Electronics Co., Ltd. supplies our nanodispensers (also known as pintools), and Majer Precision Engineering, Inc. supplies the pins for the pintools. We also have sole suppliers for certain of our consumable products. Other than our agreement with Bruker Daltonics, Inc. which expires in 2006, we do not have long-term agreements with these vendors. We have experienced quality problems with and delays in receiving wafers used to produce our consumable chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We may not derive any revenues from our gene discoveries.

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

We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to non-invasive prenatal diagnostic rights that we acquired from Isis Innovation Ltd, to potentially expand our product portfolio and generate additional sources of revenue. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any drug or diagnostic or other products or applications and generate any milestone, royalty or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments which may adversely effect our business.

In addition, our government grants provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

If we do not succeed in obtaining development and marketing rights for products developed in collaboration with others, our revenue and profitability could be reduced.

Our business strategy includes, in part, the development of diagnostic and other products in collaboration with others, or utilizing the technology of others, and we intend to obtain commercialization or royalty rights to those products or technologies. If we are unable to obtain such rights, or are unable to do so on favorable financial terms, our revenue and profitability could be reduced. To date, we have initiated limited activities towards commercializing products developed in collaboration with, or utilizing the technology of, others. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain, or commercialization may be financially unattractive based upon the revenue-sharing terms offered by potential licensors or provided for in the relevant agreement.

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

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, Samsung Electronics supplies our pintools, and Majer Precision Engineering supplies the pins for the pintools,. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition and results of operations. Other than our agreement with Bruker Daltonics which expires in 2006, we do not have long-term agreements with these vendors that provide for a continued supply of these components for fixed terms that extend beyond one year. With respect to our agreements with suppliers, our agreement with Samsung expired in October 2005, and our agreement with Bruker Daltonics may not be terminated without cause by either party prior to its expiration in 2006. Changes to or termination of our agreements or inability to renew our agreements with these parties could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

If we breach covenants in our equipment lease or other credit facilities or are otherwise in default under these credit facilities, our lenders may accelerate the maturity dates of our outstanding indebtedness or take other actions under these facilities which would have a material adverse effect on our financial condition and operations.

We had an aggregate of $5.3 million of outstanding indebtedness under our equipment lease and other credit facilities as of September 30, 2005. These credit facilities include positive and restrictive covenants such as requirements that we maintain certain levels of unrestricted cash and net tangible asset balances. Financial covenants include requirements that we maintain certain levels of unrestricted cash and net tangible asset balances. At September 30, 2004, we were in breach of one of the covenants of our loan secured over certain fixed assets, which requires us to have in excess of $40 million of unrestricted cash and short-term investments, and at September 30, 2005, we were in breach of one of the covenants of our capital leases, which requires us to have in excess of $15 million of unrestricted cash and short-term investments. The lender has waived these breaches and we provided the lender with a letter of credit for $0.9 million. At December 31, 2004 we were in compliance with all covenants. If we breach certain covenants in our equipment lease or other credit facilities or are otherwise in default under these credit facilities, our lenders may accelerate the maturity dates of our outstanding indebtedness, impose restrictions on our cash balances or take other actions under these facilities which would have a material adverse effect on our financial condition and operations.

We may not successfully integrate acquired businesses.

We may acquire additional businesses or technologies, or enter into other strategic transactions. Managing acquisitions entails numerous operational and financial risks, including:

•	the inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the inability to sublease on financially acceptable terms excess leased space or terminate lease obligations of acquired businesses that are not necessary or useful for the operation of our business;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration expenses that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition results in significant goodwill or other intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly;

•	disputes over rights to acquired technologies or with licensors or licensees of those technologies; and

•	integrating or completing the development and application of any acquired technologies, which would disrupt our business and divert management’s time and attention.

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

We have sold MassARRAY systems worldwide to pharmaceutical and biotechnology companies, academic research centers and government laboratories. Some of our customers use our DNA analysis products to perform genetics studies on their own disease populations for potential diagnostic and drug target identification in the same or similar manner as we have done. Although there are many potential disease areas and diagnostic applications, our customers may develop diagnostic assays or may target disease areas that may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our customers. Competition from our customers may adversely affect our or our collaborators’ ability to successfully commercialize therapeutic or diagnostic products.

Our ability to compete in the market may decline if we lose some of our intellectual property rights.

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors, and as a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop products for use with the MassARRAY system in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or litigation against others. For example, in December 2001, we filed a complaint for declaratory judgment of patent non-infringement and invalidity against Myriad Genetics, Inc., in response to letters received from Myriad and its attorneys in which Myriad asserted its belief that we were engaging in activities that infringed Myriad’s purported patent rights under a specific U.S. patent. In March 2002, we entered into a settlement agreement under which we acquired ownership of such patent rights and all parties agreed to dismiss the lawsuit with prejudice, and such dismissal was subsequently ordered by the court. As a result of the settlement, our products and services were not affected. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose any key member of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. During the past 18 months, we have had substantial turnover in our management team and have engaged in substantial headcount reductions. If our management team is not able to effectively manage us through these restructuring changes and transitions, our business, financial condition and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

If we do not effectively manage our business as it evolves, it could affect our ability to pursue opportunities and expand our business.

Evolution in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business and the significant restructuring changes that we have experienced, our ability to pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.

We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 52% and 48% of our sales were made outside of the United States in the year ended December 31, 2004 and nine months ended September 30, 2005, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations and maintain good relations with our foreign customers and collaborators or distributors. As a result of our internal control evaluation, we identified a material weakness in the design and operation of our controls over the review and oversight of the accounting records of our subsidiary located in Hamburg, Germany. Specifically, due to the limited number of employees located in Germany, there is a lack of segregation of duties, and mitigating controls and oversight at the corporate level were not rigorous enough to adequately reduce potential misstatements or ensure appropriate procedures are being followed. International operations also involve a number of risks not typically present in domestic operations, including:

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

Our Stock May Be Delisted From The NASDAQ National Market

The NASDAQ National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In recent months our common stock has traded below $1.00 per share and the closing bid price of our common stock has often been below $1.00 per share. On September 16, 2005, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). The notice further states that pursuant to NASDAQ Marketplace Rule 4450(e)(2), we will be provided 180 calendar days (i.e., until March 15, 2006) to regain compliance. If, at any time before March 15, 2006, the bid price of the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we may regain compliance with NASDAQ’s Marketplace Rules. The NASDAQ staff may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) or may impose other requirements before determining that we have demonstrated the ability to maintain long-term compliance.

The notice further indicates that if compliance with the minimum bid price rule is not regained by March 15, 2006, the NASDAQ staff will provide written notification that our common stock will be delisted, and at that time we may appeal the staff’s determination to a Listing Qualifications Panel. The notice also states that, alternatively, we may apply to transfer our common stock to The NASDAQ SmallCap Market if we satisfy the requirements for initial inclusion on The NASDAQ SmallCap Market, other than the minimum bid price rule, and that if the application is approved, we will be afforded the remainder of the NASDAQ SmallCap Market’s additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ SmallCap Market.

If we do not return to compliance after the second 180 day period, NASDAQ will issue a letter informing us that NASDAQ will delist our common stock from the NASDAQ Market. We can then request a hearing with NASDAQ to discuss the issue. If our stock were delisted, the ability of our stockholders to sell their common stock and our ability to raise additional capital would be negatively affected.

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

Changes in stock option accounting treatment will require us to account for employee stock options as compensation expense in our financial statements. In December 2004, the Financial Accounting Standard Board, or FASB, issued a new statement, which requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized as expense in the financial statements based on their fair values. The new rules will be effective for us beginning in the first quarter of 2006. We are currently evaluating option and restricted stock valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will materially and adversely affect our reported results of operations and our timing to achieve profitability. For an illustration of the effect of such a change in our recent results of operations, see Note 5 of the Notes to our consolidated financial statements included elsewhere in this report.

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

	As of September 30, 2005
	Net foreign monetary assets/(liabilities)
Functional currency of operations	US dollars	GBP
	($ in millions)
Euro	$1.2	$0.2

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $121,000. A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $16,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended September 30, 2005. We had no deferred gains or losses during the period covered.

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

Further, based upon our evaluation prior to the filing of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were still not effective as of September 30, 2005 to provide reasonable assurance that financial information we are required to disclose in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported accurately.

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

Remediation Plan

Based on our findings that our disclosure controls and procedures were not effective at December 31, 2004 and September 30, 2005 and that we had material weaknesses in internal controls over financial reporting at December 31, 2004, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we believe that these efforts have addressed our material weaknesses .

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

Changes in Internal Control over Financial Reporting

Other than improvements described in our remediation plan above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our findings that our disclosure controls and procedures and our internal controls over financial reporting were not effective, we continue to take steps to improve our internal controls and procedures

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which will be published and mailed beginning November 15, 2005. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirements as well as final judicial approval. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2005, in connection with an amendment to our lease agreement with the landlord of our San Diego facility, we issued in a private placement to a designee of the landlord, Kwacker, Ltd., a warrant to purchase 150,000 shares of our common stock with an exercise price of $0.88 per share. The warrant has a ten year term. Neither the warrant nor the shares of common stock issuable upon exercise of the warrant have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. In connection with the issuance of the warrant, we relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
10.33(1)#	Separation Agreement dated August 15, 2005 by and between the registrant and Michael Terry.

10.34(2)	Amendment Number One to Lease dated March 29, 2000 by and between the registrant and TPSC IV LLC dated September 9, 2005.

10.35(2)	Common Stock Warrant dated September 9, 2005 issued to Kwacker, Ltd.

10.36(2)#	Employment Agreement Amendment dated September 12, 2005 by and between the registrant and Dr. Charles R. Cantor.

10.37(3)#	Separation Agreement dated October 4, 2005 by and between the registrant and Stephen L. Zaniboni.

10.38*	License Agreement dated October 14, 2005 by and between the registrant and Isis Innovation Limited.

10.39(4)#	Letter agreement dated October 25, 2005 between the registrant and Lawrence R. Moreau.

10.40(5)#	Separation agreement dated October 24, 2005 between the registrant and Andreas Braun, M.D., Ph.D.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

#	Management contract or compensatory plan.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 17, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 14, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 7, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K with respect to Items 1.01, 5.02 and 9.01 filed October 28, 2005.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K with respect to Items 1.01, 1.02 and 9.01 filed October 28, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, INC.

Dated: November 9th, 2005	By:	/S/ HARRY STYLLI
Harry Stylli
President and Chief Executive Officer