Form 10-K
period 2005-12-31
SEQUENOM INC
filed 2006-03-31
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐    No    ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2005 as reported on the Nasdaq National Market, was approximately $45.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2006, there were 40,249,748 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s Annual Meeting of Stockholders to be held on May 23, 2006.

SEQUENOM, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

SEQUENOM®, SpectroCHIP®, and MassARRAY® are registered trademarks and iPLEX™ is a trademark of SEQUENOM, Inc. This report also refers to trade names and trademarks of other organizations.

SEQUENOM was incorporated in 1994 under the laws of the State of Delaware.

Overview

We are a genetics company committed to providing the best genetic analysis products and services that translate genomic science into superior solutions for the biomedical research and agricultural markets. Our proprietary MassARRAY® system, comprised of hardware, software applications, and consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations therein. In late 2005, we launched our services business, which provides genetic analysis services to customers as a complement and as an alternative to our systems product offerings. Our research and development efforts are committed to producing new and improved applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated. Our research and development efforts are also directed to the development of diagnostic tests, particularly non-invasive prenatal diagnostics, for use on the MassARRAY system and potentially other platforms.

We derive revenue primarily from sales of our MassARRAY hardware, software and consumable products. Our standard MassARRAY system combines four basic components:

•	proprietary analytical reaction technology and sample preparation and dispensing hardware to prepare DNA for analysis;

•	a coated silicon chip known as the SpectroCHIP bioarray;

•	a mass spectrometer, which uses an established analytical method that we have adapted for DNA analysis; and

•	bioinformatics software that records, calculates, and reports the data generated by the mass spectrometer.

Each of these components contributes to a high level of performance in terms of speed, accuracy, and cost efficiency. We have been selling MassARRAY products since 2000.

We have sold approximately 140 systems worldwide, and MassARRAY technology is accepted as a leading high-performance DNA analysis system. Our list of customers includes clinical research laboratories, biotechnology companies, and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North

America, Europe and Asia, in addition to regional distribution partners in France, India, Israel, Japan, Korea, New Zealand, Singapore, Taiwan, and Turkey.

Our 2005 Highlights include:

•	Launched iPLEX™ Assay. Our iPLEX assay significantly increases the level of multiplexing and thereby reduces the cost per genotype to less than 5 cents and also offers efficient design and superior accuracy.

•	Received Positive Feedback from Benchmarking Study. In a study funded by Siemens Medical Solutions, we installed MassARRAY systems at Specialty Laboratories, Inc. in the United States and Bioscientia GmbH in Germany to benchmark the MassARRAY in a molecular diagnostic testing environment. Preliminary data from the in-depth study shows that the MassARRAY technology has competitive advantages in throughput and overall performance compared to leading commercial technologies.

•	Secured Rights to Key Non-Invasive Prenatal Diagnostic Intellectual Property. We acquired exclusive rights in certain countries including the United States, United Kingdom and other countries in Europe and elsewhere, to non-invasive prenatal diagnostic intellectual property. The intellectual property covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids derived from maternal plasma or serum on any platform including, mass spectrometry and real time polymerase chain reaction amplification platforms.

•	Introduced Service Business. Our DNA genotyping, quantitative gene expression, and quantitative methylation analysis service business provides researchers with access to these sensitive and precise applications to obtain critical information for disease detection and classification.

•	Announced Strategy to Unlock Growth Potential. In September 2005, we announced our corporate restructuring plan under our new Chief Executive Officer. The plan included cost reductions, including a reduction in headcount across all departments and a rent deferral negotiated with our landlord.

Recent Development

On March 27, 2006, we entered into a securities purchase agreement with three investors that provides for the sale of common stock and warrants to purchase common stock to the investors for gross proceeds to us of $30.0 million not including any proceeds from exercise of the warrants.

On March 30, 2006, we amended and restated the securities purchase agreement to add a fourth investor and increase the gross proceeds to $33.0 million not including proceeds from exercise of the warrants. Under the amended and restated securities purchase agreement, we will issue to the investors, subject to the approval of our stockholders and the satisfaction of various closing conditions, (i) an aggregate of 60,000,000 shares of our common stock and (ii) seven-year warrants to purchase an aggregate of 36,000,000 shares of our common stock at an exercise price of $0.70 per share (subject to certain antidilution protections and other adjustment provisions).

The proposed financing transaction is subject to stockholder approval and various other closing conditions, including no material adverse change in our business, operations, financial condition or results of operations prior to the closing and only a specified amount of indebtedness outstanding as of the closing. We intend to seek approval of the proposed financing transaction, an increase in the authorized number of shares of our common stock, and certain other matters at our annual meeting of stockholders. If we obtain the requisite approvals, we anticipate that the proposed financing transaction will close before May 31, 2006.

Since our inception, we have incurred significant losses. As of December 31, 2005, we had an accumulated deficit of $442.6 million. We expect to continue to incur losses for at least the next two years.

Biomedical Research Market

Our MassARRAY system is used in numerous academic, pharmaceutical, and clinical research institutions in the biomedical research market. These customers conduct genome-wide and candidate gene scans in their efforts to identify genetic markers with clinical utility.

Institutions in this market are typically concerned with whole genome population genetics studies, whole genome association studies, and linkage studies. Whole genome population studies are conducted for general research purposes to create single nucleotide polymorphism, or SNP, maps and to determine allelic frequencies in different ethnicities and species. Whole genome association studies and linkage studies are conducted for genetic discovery purposes. In general, these studies are high throughput studies that analyze a small number of samples against a high number of SNPs.

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

Our products are most cost competitive in, and therefore most desirable for, the fine mapping sector of the biomedical research market. Institutions conducting fine mapping studies use the MassARRAY system to perform candidate gene and candidate region association studies. These studies typically analyze up to 2,000 SNPs with tens of thousands of samples.

Agricultural Market

Widespread livestock testing is in part being driven by government mandate, such as the various scrapie eradication programs in place around the world. These programs rely upon accurate traceability analysis for their success. The MassARRAY platform is widely recognized as one of the most accurate and cost effective platforms for providing traceability testing in this context. With growing requests for farm-of-origin verification, country-of-origin verification, age-verification, and national ID programs, this market for traceability analysis is expanding. Additionally, there is market demand for genetic testing as it relates to trait selection and feedlot management. There is also growing demand for genetic analysis of crops, including maize, rice, and others with a view to growing agricultural products with enhanced traits, such as nutritional quality, disease resistance, and crop yields.

Our MassARRAY platform has become widely accepted by livestock-focused service providers in the United States and Europe for genotyping, due to its suitability for routine testing of a large number of DNA samples with modest numbers of SNPs. Beginning with our first MassARRAY system placement with the U.S. Department of Agriculture in 1999, we have provided solutions for livestock customers. We serve the livestock market through product sales, panel development and optimization, and providing services, including back-up testing, over-flow, and quality control.

Our competitive advantage is based upon the capability of the MassARRAY system to perform high-volume routine testing and the existing MassARRAY installed customer base among the leading companies and institutions that service the livestock industry. While other platform companies have been successful in the whole genome mapping segment of the market, utilizing tens of thousands of SNPs, their platforms are not optimal for routine tests utilizing tens to hundreds of SNPs.

Products and Applications

Our MassARRAY system provides reliable results for numerous types of DNA analysis applications including SNP genotyping and allelotyping, SNP discovery, quantitative gene expression analysis, quantitative methylation marker analysis, and oligonucleotide quality control. While the MassARRAY system is versatile, it also became a more cost-effective solution for customer needs with our 2005 launch of the iPLEX assay. The iPLEX assay is a proprietary assay, which provides for multiplexed DNA sample analysis that in turn provides cost-effectiveness by allowing the user to perform multiple sample analyses using a similar amount of reagents and chip surface area as used for a single DNA sample analysis. The iPLEX assay reduces the cost per data point for the customer. Customers purchase the iPLEX assay capability in the form of a software upgrade to the MassARRAY system and through the purchase of consumable chip and reagent kits. We also provide a system trade-in program whereby, in exchange for payment of a fee, existing customers may return their older, higher throughput, MassARRAY systems to us in exchange for the newer, medium-throughput MassARRAY Compact system.

Our MassARRAY system has been used for SNP analysis since its launch in 2000. During 2005, we have taken advantage of our MassARRAY technology’s data quality and reliability by leveraging the technology into the following capabilities and applications:

•	MassARRAY SNP Genotyping analyzes genetic variations and identifies genes that may impact health and is widely used for fine mapping linkage studies and medium to large-scale association studies. The new iPLEX assay allows for higher levels of multiplexing, thereby significantly reducing the cost per genotype.

•	MassARRAY QGE accurately measures levels of gene expression to create quantitative data even when very small amounts of starting material are used. MassARRAY QGE reliably detects smaller changes in expression levels compared to competing technologies.

•	MassARRAY SNP Discovery is used to identify and characterize SNPs and can uncover SNPs that are not detected by standard sequence analysis.

•	MassARRAY EpiTYPER assay quantitatively assesses methylation ratios simultaneously across multiple CpG sites over multiple samples, dramatically increasing throughput and the scope of analysis.

•	Oligonucleotide Quality Control uses our MassARRAY technology as a high-throughput quality control method for oligonucleotide production. Oligonucleotides are short strands of synthetic DNA used in various genomics research programs and error-free oligonucleotides are important in molecular biology applications.

These applications are supported by proprietary sample preparation and analysis procedures and by software components for assay design and data analysis.

Genetic Services

With the launch of our service business in the fourth quarter of 2005, we provide researchers worldwide with access to MassARRAY technology solutions for their genotyping, quantitative gene expression analysis, and quantitative DNA methylation analysis needs. Through these services, we provide researchers with the ability to obtain critical information for disease detection and classification.

Non-Invasive Prenatal Diagnostics

In October 2005, we acquired an exclusive royalty-bearing license in certain countries, including the United States, United Kingdom and other countries in Europe and elsewhere, to non-invasive prenatal diagnostic intellectual property from Isis Innovation Ltd., the technology transfer company of the University of Oxford. The license covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids derived from maternal plasma or serum, which could be used in tests for cystic fibrosis, hemoglobinopathies (sickle cell anemia and the thalassemias), Rhesus D, and chromosomal aneuploidies (such as Down Syndrome), and others on any platform including mass spectrometry and real time polymerase chain reaction amplification platforms. The license does not permit us to perform Rhesus D blood typing using real time polymerase chain reaction amplification platforms in Europe. With this exclusive license, we are in the process of developing non-invasive prenatal nucleic acid based tests beginning with fetal DNA that may provide more fundamental and reliable diagnostic information earlier in a pregnancy.

Strategic Direction

Our strategy focuses on leveraging our technology, intellectual property, and other assets primarily in the fine mapping segment of the genetic analysis market, and capitalizing on our potential in the molecular diagnostics market. We are focusing on the core genetic analysis business and prioritizing key product and service initiatives that we believe will drive growth and create value. Based on a third-party benchmarking study, we also believe our core technology has utility in the molecular diagnostics market. As a result, we are pursuing partnering opportunities for the development and commercialization, and the adaptation of the MassARRAY system, for molecular diagnostics.

Sequenom’s strategy includes the following:

•	Focusing on meeting customer needs in the fine mapping segment of the genetic analysis market and adding additional pharmaceutical, biotechnology, agricultural, and molecular diagnostic companies to our research customer base;

•	Offering products and services that provide powerful and quality solutions to our customers, including QGE and quantitative methylation analysis products and services;

•	Creating a sustainable competitive advantage by launching a series of applications that significantly reduces cost per genotype, beginning with the iPLEX multiplexing assay;

•	Adapting the MassARRAY platform for use in molecular diagnostics;

•	Developing and commercializing non-invasive prenatal diagnostic research use assays;

•	Leveraging our proprietary biomarker content into partnerships and proprietary tests.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.

We have implemented a diligent patent strategy designed to facilitate our research and development and commercialization of current and future products. Our patent portfolio includes 259 issued patents and more than 205 pending patent applications in the United States in addition to foreign patent rights and pending applications in major industrial nations.

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

Competition

We face competition from various companies offering nucleic acid analysis systems and services and various companies developing and commercializing diagnostic assays.

In the nucleic acid analysis marketplace, our MassARRAY system competes with alternative technology platforms that differ in cost per datapoint, throughput, sample amplification, analysis process, sample separation or method of DNA detection, and quality of results. Most competitive technologies do not rely on direct detection methods, such as mass spectrometry, but instead use indirect sample detection methods, such as hybridization and/or labeling. Such technologies are offered by: Applied Biosystems, Beckman Coulter, Inc., Illumina, Inc., Biotage AB, and others.

In the non-invasive prenatal diagnostic market, we plan to develop diagnostic research use tests based on the use of free fetal DNA in maternal serum or plasma. We believe that our exclusive license to the intellectual property surrounding the use of free fetal DNA, combined with the precision and accuracy of our MassARRAY system, will provide us with a competitive advantage in this space. Our primary competition arises from alternative methods of non-invasive prenatal diagnostics such as: fetal DNA extraction from maternal urine, trophoblast purification from maternal blood, and trophoblast purification from cervical swabs. Such technologies are in development or offered by: Biocept, Inc., Xenomics, Inc., and others.

Research and Development

We believe that investment in research and development is essential to establishing a long-term competitive position as a provider of genetic analysis tools and diagnostic tests. Our research and development expenses for the years ended December 31, 2005, 2004, and 2003, were $11.8 million, $18.6 million, and $23.3 million, respectively.

During 2005 we conducted most of our research and development activities at our facilities in the United States. Our research and development is augmented by advisory and collaborative relationships with others.

Our research and development efforts are primarily focused on expanding the applications for our MassARRAY technology and development for diagnostic applications.

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of diagnostic products that may be developed by us or our corporate partners, collaborators or licensees. Certain diagnostic products developed by us or our collaborators may require regulatory approval by governmental agencies prior to commercialization. Products that we develop in the diagnostic markets, depending on their intended use, may be regulated as medical devices by the U.S. Food and Drug Administration, or FDA, and comparable agencies of other countries and require either premarket approval, or PMA, or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to twelve months from submission, but can take longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from six months to two years or longer from submission. The receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues. Human diagnostic products are subject to rigorous testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of diagnostic products.

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

Employees

As of February 28, 2006, we employed 106 persons, of whom 26 hold PhD or MD degrees and 16 hold other advanced degrees. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

Executive Officers

Our executive officers, their positions with us, and their ages as of February 28, 2006 are as follows:

Name	Age	Position
Executive Officers and Directors
Harry Stylli, PhD	44	President, Chief Executive Officer and Director
Charles R. Cantor, PhD	63	Chief Scientific Officer and Director
Clarke Neumann	42	Vice President and General Counsel
John Sharp	41	Vice President, Finance and Treasurer

Harry Stylli Dr. Stylli, joined us as President and Chief Executive Officer in June 2005. Prior to joining us, Dr. Stylli served as President and Chief Executive Officer of Xencor, Inc., a privately held biotechnology company, from November 2004 to February 2005. He continues to serve as a member of Xencor’s Board of Directors. From May 2002 to July 2003, Dr. Stylli served as President and Chief Executive Officer for CovX Pharmaceuticals, a biopharmaceutical company that Dr. Stylli co-founded. From 1995 to 2001, Dr. Stylli served in various capacities, including most recently as President, for Aurora Biosciences Corporation, a drug discovery systems company that Dr. Stylli co-founded. Aurora Biosciences was acquired by Vertex Pharmaceuticals in 2001. Dr. Stylli is also a director of Molecular Insight Pharmaceuticals, Inc., a private biotechnology company, and an advisor to Nanosyn, a private medicinal chemistry company. Dr. Stylli received his bachelor’s of science degree from the University of East London, United Kingdom and his Ph.D. from London University’s Faculty of Medicine. He earned his master’s of business administration from the Open University in the United Kingdom.

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

Clarke Neumann Mr. Neumann has served as Vice-President & General Counsel and Assistant Secretary for the Company since 2001. Mr. Neumann joined the Company in 1999 as Corporate Counsel. Prior to joining the Company, Mr. Neumann was an attorney at Lyon & Lyon, LLP, specializing in intellectual property litigation, strategic counseling, business litigation and transactional matters. Before his legal career, Mr. Neumann was employed as a sales representative for Nalco Chemical Company and as an engineer for McDonnnell Douglas Astronautics Corporation. Mr. Neumann holds a J.D. from Loyola Law School, Los Angeles, and a B.S. in Chemical Engineering from Pennsylvania State University.

John Sharp Mr. Sharp joined us as Vice President, Finance in November 2004. In October 2005, Mr. Sharp was appointed Treasurer and designated our principal financial and accounting officer. From August 2000 until joining us, Mr. Sharp was Director of Accounting at Diversa Corporation, a publicly-traded biotech company, where he was responsible for managing the overall accounting function, including financial reporting, internal controls, and corporate governance. From January 1994 until August 2000, Mr. Sharp held various positions, most recently Senior Audit Manager, at PricewaterhouseCoopers. Mr. Sharp received a Bachelor of Science degree from San Diego State University and is a Certified Public Accountant.

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

Item 1A.    RISK FACTORS

The following is a summary of many of the risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business.

If we fail to complete our previously announced proposed financing and do not otherwise obtain the capital necessary to fund our operations when needed, we could be forced to discontinue our operations.

As of December 31, 2005, we had available cash, cash equivalents, and investments of approximately $6.0 million. Based on our current plans, we believe our cash, cash equivalents and short-term investments will only be sufficient to fund our operating expenses, debt obligations and capital requirements through the second quarter of 2006. Without additional capital, meeting our working capital needs under a continuation of our current business model would prove difficult beyond the second quarter. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. During the past year we undertook a number of actions to reduce our monthly cash requirements, including, among other things, reductions in workforce and related payroll costs, reductions in the growth of executive compensation, reductions or deferrals in facility costs, and other cost-cutting measures.

On March 30, 2006, we entered into an amended and restated securities purchase agreement under which we agreed to sell and issue to four investors an aggregate of 60,000,000 shares of our common stock and warrants to purchase up to an aggregate of 36,000,000 shares of our common stock for gross proceeds of $33.0 million not including any proceeds from the exercise of the warrants. Completion of this proposed financing is subject to the satisfaction of certain conditions, some of which are outside of our control, including but not limited to:

•	stockholder approval of the proposed financing and an amendment to our certificate of incorporation to increase the authorized number of shares of common stock;

•	no material adverse change in our business, operations, financial condition or results of operations;

•	no breaches of covenants that place restrictions on the operation of our business without the approval of the new investors; and

•	no more than specifically permitted levels of indebtedness.

If we do not complete the proposed financing for any reason, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations.

Even if we complete the proposed financing, we may need additional capital to support our growth, which will result in additional dilution to our stockholders.

Even if we complete the proposed financing, our business may require additional investment that we have not yet secured. Including the expected net proceeds from the proposed financing, based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least 2007. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic assay research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our disease gene discoveries, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection;

•	the level of our expenses associated with the audit of our financial statements and our internal control over financial reporting as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

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

If completed, our proposed financing will result in substantial dilution of the percentage ownership of our stockholders.

Stockholders will incur immediate and substantial dilution of their percentage ownership of our common stock if our recently proposed financing is completed. The aggregate ownership of all holders of our outstanding common stock immediately prior to closing of the proposed financing will be reduced to approximately 40% of outstanding shares of our common stock after closing, or 30% assuming exercise in full of the warrants issued as part of the proposed financing.

If the proposed financing is completed, the investors in the proposed financing will acquire shares of common stock and warrants representing substantially more than a majority of shares of our common stock.

If the proposed financing is completed, the investors in the proposed financing would acquire shares of our common stock and warrants to acquire such shares representing up to approximately 70% of our then outstanding common stock, assuming the full investment of $33.0 million and the exercise in full of the warrants to be issued in the proposed financing. In connection with soliciting stockholder approval of the proposed financing, we are required to request that our stockholders approve amendments to our certificate of incorporation and bylaws to remove the classification of our board of directors effective upon the closing of the financing. If the stockholders do not approve this proposal, we are required to resubmit this proposal to our stockholders after the closing of the financing. Once the board is no longer classified, all directors will be subject to election by the stockholders at each annual meeting of stockholders. Immediately following completion of the proposed financing, those investors would hold a sufficient portion of our outstanding shares so as to permit them, if they chose to act in concert, to approve all actions requiring stockholder approval, including the election of directors, a merger, business combination or other strategic or financing transaction that would require stockholder approval, without obtaining the approval of any other stockholder.

Our Stock May Be Delisted From The NASDAQ National Market.

The NASDAQ National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In recent months our common stock has traded below $1.00 per share and the closing bid price of our common stock has often been below $1.00 per share. On September 16, 2005, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). Pursuant to NASDAQ Marketplace Rule 4450(e)(2), we were provided until March 15, 2006 to regain compliance. On March 16, 2006, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that our common stock will be delisted, and that we may appeal the staff’s determination to a Listing Qualifications Panel. The notice also states that, alternatively, we may apply to transfer our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion on The NASDAQ Capital Market, other than the minimum bid price rule, and that if the application is approved, we will be afforded the remainder of the NASDAQ Capital Market’s additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market. If we do not satisfy the requirements for initial inclusion on The NASDAQ Capital Market, we would not be able to take advantage of this additional 180-day period. Even if we do satisfy the initial listing requirements, if we do not return to compliance after the second 180 day period, NASDAQ will issue a letter informing us that they will delist our common stock from the NASDAQ Capital Market. We have requested and been granted a hearing with NASDAQ to be held on April 12, 2006 to appeal the proposed delisting. We may not be successful with our appeal to the Listing Qualifications Panel. If our stock were delisted, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers, suppliers and employees.

We have limited experience.

Many of our technologies are at an early stage of discovery and development. We continue to commercialize new products and create new applications for our products. We have recently changed our business focus to pursue diagnostic applications for our MassARRAY technology including non-invasive prenatal testing. We have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective, and we will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At December 31, 2005, our accumulated deficit was approximately $442.6 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. Our general and administrative expenses are likely to increase as we seek to comply with evolving standards for corporate governance and public disclosure. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	the status of and any developments with respect to our proposed financing;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our success in selling, and changes in the demand for, our products and services including our MassARRAY Compact benchtop version and iPLEX multiplexing application, and demand for services and products for genotyping, DNA methylation and QGE;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our ability to develop new applications and products, such as diagnostic assays, and the success of such applications and products;

•	the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•	our research and development progress;

•	our ability to promote, and license or sell, candidate disease gene markers that may lead to future diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	material developments in our customer and supplier relationships;

•	our ability to clinically validate any potential diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year, the number, timing, and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales can have a significant impact on our gross margin, as consumable sales typically have margins significantly higher than MassARRAY system sales. Our revenues and operating results are also difficult to predict because they depend upon the completion of milestones and the duration of and progress made under collaborative research and commercialization programs with partners. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

The demand for MassARRAY systems and consumables has changed over time, and any decline in demand will reduce our total revenues. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues for the foreseeable future. Also, our competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products:

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

We expect that our revenues in the foreseeable future will be derived primarily from MassARRAY system products provided to pharmaceutical and biotechnology companies, laboratories, companies and institutions that service the livestock industry, and governmental and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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

None of these factors are within our control. We have broadened the markets to which we sell our products and applications and continue to develop new applications and products for use in new markets. We are targeting customers in clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories, and animal testing laboratories. We have limited or no experience operating in these potential markets and, as a result, may be unable to develop products and applications that allow us to penetrate these markets or successfully generate any revenue from sales in these markets. We will have limited ability to forecast future demand for our existing and any new products and applications in these markets.

We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues.

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX mulitplexing application may result in lower volumes of consumable chip purchases by customers, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 59% of our total revenues for the year ended December 31, 2004, and approximately 57% of our total revenues for the year ended December 31, 2005. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX application;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel; and

•	the acceptance of our technology by our customers.

If our customers are unable to adequately prepare samples for our MassARRAY system, the overall market demand for our products may decline.

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

A number of potential applications of our MassARRAY technology, including diagnostic applications, may require significant enhancements in our core technology or the licensing of third-party intellectual property rights or technologies. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our new products or applications, such as gene expression analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that have been already established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, Samsung Electronics Co., Ltd. supplies our nanodispensers (also known as pintools), and Majer Precision Engineering, Inc. supplies the pins for the pintools. We also have sole suppliers for certain of our consumable products. In the event of any adverse developments with these vendors, our product supply may be interrupted which would have an adverse impact on our business. We have experienced quality problems with and delays in receiving wafers used to produce our consumable chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

•	the inability to obtain an adequate supply of properly functioning, required products, components, and materials due to capacity constraints, product defects, a discontinuance of a product by a supplier, or other supply constraints;

•	reduced control over quality and pricing of products, components, and materials; and

•	delays and long lead times in receiving products, components, or materials from vendors.

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

We and our licensees and collaborators may not be successful in developing or commercializing diagnostic or other products using our products, services, or discoveries.

Development of diagnostic or other products by us, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

•	be found to be toxic, ineffective, unreliable, or otherwise inadequate or otherwise fail to receive regulatory approval;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market;

•	fail to be successfully commercialized if adequate reimbursement from government health administration authorities, private health insurers, and other organizations for the costs of these products is unavailable;

•	be impossible to commercialize because they infringe on the proprietary rights of others or compete with products marketed by others that are superior; or

•	fail to be commercialized prior to the successful marketing of similar products by competitors.

If a licensee discovers diagnostic products or we or a collaborator discover diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator (hereafter referred to as “partner”) for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.

We may not successfully obtain regulatory approval of any diagnostic or other product which we or our licensing or collaborative partners develop.

Products that we or our collaborators develop in the molecular medicine, diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval (PMA) or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain, and generally takes from six months to two years or longer from submission. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes, and we do not know whether we, our licensees or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

If the validity of the consents from volunteers were to be challenged, we could be forced to stop using some of our resources, which would hinder our gene discovery outlicensing efforts and our diagnostic product development efforts.

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our subsidiaries and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples provided for purposes which extend to include our gene discovery outlicensing activities and diagnostic product development activities. We have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and to a large extent we rely upon our clinical collaborators for appropriate compliance with the voluntary consents provided and with local law and regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical or genetic resources, which would hinder our gene discovery outlicensing efforts and our diagnostic product development efforts. We could become involved in legal challenges, which could consume a substantial proportion of our management and financial resources.

If we cannot obtain licenses to patented SNPs and genes, we could be prevented from obtaining significant revenue or becoming profitable.

The U.S. Patent and Trademark Office has issued and continues to issue patents claiming SNP and gene discoveries and their related associations and functions. If certain SNPs and genes are patented, we will need to obtain rights to those SNPs and genes to develop, use, and sell related assays and other types of products or services utilizing such SNPs and genes. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes, we might never achieve significant revenue from our gene discovery outlicensing efforts or from diagnostic product development.

If the medical relevance of SNPs is not demonstrated or is not recognized by others, we may have less demand for our products and services and may have less opportunity to enter into diagnostic product development and commercialization collaborations with others.

Some of the products we hope to develop involve new and unproven approaches or involve applications in markets that we are only beginning to explore. They are based on the assumption that information about genes and SNPs may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes and SNPs in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of diagnostics or other products in the future, or that any genetic-based findings would be accepted by diagnostic, pharmaceutical, or biotechnology companies or by any other potential market or industry segment. If we or our customers or collaborators are unable to generate valuable information that can be used to develop diagnostics or other products, the demand for our products, applications, and services will be reduced and our business will be harmed.

We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to non-invasive prenatal diagnostic rights that we acquired from Isis Innovation Ltd, to potentially expand our product portfolio and generate additional sources of revenue. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications and generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments which may adversely effect our business.

In addition, our government grants provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

Because we exclusively licensed our non-invasive prenatal diagnostic rights from Isis Innovation Ltd. any dispute with Isis may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights.

In October 2005, we entered into an exclusive license to non-invasive prenatal diagnostic rights with Isis Innovation Ltd. We intend to use the rights that we acquired under the license to develop non-invasive prenatal nucleic acid based tests. If there is any dispute between us and Isis Innovation regarding our rights under the license agreement, our ability to develop and commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development efforts for these diagnostic tests.

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

Ethical, privacy, or other concerns about the use of genetic information could reduce demand for our products and services.

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.

If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts.

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, Samsung Electronics supplies our pintools, and Majer Precision Engineering supplies the pins for the pintools. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. With respect to our agreements with suppliers, our agreement with Samsung expired in October 2005, and our agreement with Bruker Daltonics may not be terminated without cause by either party prior to its expiration in 2006. In the event of any adverse developments with these vendors, our product supply may be interrupted which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

We may not successfully integrate acquired businesses.

We may acquire additional businesses or technologies, or enter into other strategic transactions. Managing acquisitions entails numerous operational and financial risks, including:

•	the inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the inability to sublease on financially acceptable terms excess leased space or terminate lease obligations of acquired businesses that are not necessary or useful for the operation of our business;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities;

•	higher than expected acquisition and integration expenses that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition results in significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly;

•	disputes over rights to acquired technologies or with licensors or licensees of those technologies; and

•	integrating or completing the development and application of any acquired technologies, which would disrupt our business and divert management’s time and attention.

We may not be able to successfully compete in the biotechnology industry.

The biotechnology industry is highly competitive. We expect to compete with a broad range of companies in the United States and other countries that are engaged in the development and production of products, applications, services, and strategies to analyze genetic information and strategies to develop and commercialize therapeutic, diagnostic, and other products for customers in the clinical research and clinical marker validation and molecular medicine fields as well as diagnostic service laboratories, animal testing & food safety labs, and customers in other markets. They include:

•	biotechnology, pharmaceutical, diagnostic, chemical, and other companies;

•	academic and scientific institutions;

•	governmental agencies; and

•	public and private research organizations.

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies or products obsolete.

We may potentially compete with our customers, which may adversely affect our business.

We have sold MassARRAY systems worldwide to pharmaceutical and biotechnology companies, academic research centers, and government laboratories. Some of our customers use our DNA analysis products to perform genetics studies on their own disease populations for potential diagnostic and drug target identification in the same or similar manner as we have done. Although there are many potential disease areas and diagnostic applications, our customers may develop diagnostic assays or may target diseases areas that may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our customers. Competition from our customers may adversely affect our or our collaborators’ ability to successfully commercialize diagnostic products.

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

We may be accused of infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Generally these letters are offers to license and fail to provide adequate evidence or state the basis for a reasonable claim that we are engaging in any infringing activity. In addition, in August 2004, we were named as a defendant in a complaint filed by a former employee, who asserts a claim for ownership and patent rights for all inventions claimed in patents to which he contributed while employed in Germany. These patents are asserted to include coverage for key elements of our MassARRAY technology, among other patents. In April 2005, we entered into a settlement with the plaintiff providing for dismissal of the complaint with prejudice and a complete and full release of all claims against us. Dismissal of the complaint was entered by the court on April 25, 2005. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation would adversely affect our business, financial condition, and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse affect on our business, financial condition, and results of operations.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable others to use our technology and reduce our ability to compete with them.

We require our employees, consultants, advisors, and collaborators to execute confidentiality agreements and in certain cases, assignment or license agreements. We cannot guarantee that these agreements will provide us with adequate intellectual property ownership or protection against improper or unauthorized use or disclosure of confidential information or inventions. In some situations, these agreements may conflict with or be subject to the rights of others with whom our employees, consultants, advisors, or collaborators have prior employment or consulting relationships. In some situations, these agreements or relationships may conflict with or be subject to foreign law which may provide us with less favorable rights or treatment than under U.S. law. Others may gain access to our inventions, trade secrets or independently develop substantially equivalent proprietary materials, products, information, and techniques.

If we cannot attract and retain highly-skilled personnel, our growth might not proceed as rapidly as we intend.

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose any key member of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. During the past 18 months, we have had substantial turnover in our management team and have engaged in substantial headcount reductions. If our management team is not able to effectively manage us through these restructuring changes and transitions, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

If we do not effectively manage our business as it evolves, it could affect our ability to pursue opportunities and expand our business.

Evolution in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems, and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business and the significant restructuring changes that we have experienced, our ability to pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.

We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 52% and 47% of our sales were made outside of the United States in the years ended December 31, 2004 and 2005, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

•	currency fluctuation risks;

•	changes in regulatory requirements;

•	costs and risks of deploying systems in foreign countries;

•	licenses, tariffs, and other trade barriers;

•	political and economic instability and possible country-based boycotts;

•	difficulties in staffing and managing foreign operations;

•	potentially adverse tax consequences;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	different rules, regulations, and policies governing intellectual property protection and enforcement.

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

Our only production facility is located in San Diego, California, where we also have laboratories. Damage to our facilities due to war, fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

Responding to claims relating to improper handling, storage or disposal of hazardous chemicals, and radioactive and biological materials which we use could be time consuming and costly.

We use controlled hazardous and radioactive materials in the conduct of our business, as well as biological materials that have the potential to transmit disease. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be liable for any damages that result, which could seriously harm our business. Additionally, an accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs. Such damage and any expense resulting from delays, disruptions, or any claims may not be covered by our insurance policies.

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

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	actual or anticipated variations in quarterly and annual operating results;

•	the status of and any developments with respect to our proposed financing;

•	announcements of technological innovations by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	changes in securities analysts’ earnings projections or securities analysts’ recommendations;

•	general market conditions out of our control.

The stock market in general, and the NASDAQ National Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology and pharmaceutical companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial expenses and a diversion of management’s attention and resources, which would seriously harm our business, financial condition, and results of operations. For example, in November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA, which alleged that the underwriters in our initial public offering, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. Similar complaints were filed against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. Additional information regarding this complaint and the settlement pending before the court is included under Item 3 of Part I of this report.

We have adopted anti-takeover provisions that may limit the ability of another party to acquire us and may prevent or frustrate any stockholder’s attempt to change the direction or management of us and that could cause our stock price to decline.

Various provisions of our certificate of incorporation and bylaws and Delaware law may discourage or prevent a third party from acquiring us, even if doing so would benefit our stockholders. In addition, these provisions may prevent or frustrate any stockholder attempt to change our direction or management. These provisions provide for, among other things, a classified board of directors, by which approximately one third of the directors are elected each year, advance notice requirements for proposals that can be acted upon at stockholder meetings and limitations on who may call stockholder meetings. In October 2001, we adopted a stockholder rights plan. Pursuant to our stockholders rights plan, each share of our outstanding common stock has an associated preferred share purchase right. The rights will not trade separately from our common stock until, and are exercisable only upon, the acquisition or potential acquisition by a person or group of or the tender offer for 15% or more of our common stock. In connection with the proposed financing, we amended our stockholder rights plan so that it would not be triggered by the proposed financing and would terminate automatically immediately prior to the closing of the financing. In connection with soliciting stockholder approval of the proposed financing, we are required to request that our stockholders approve amendments to our certificate of incorporation and bylaws to remove the classification of our board of directors effective upon the closing of the financing. If the stockholders do not approve this proposal, we are required to resubmit this proposal to our stockholders after the closing of the financing. Once the board is no longer classified, all directors will be subject to stockholder approval at each annual meeting of stockholders. In October 2004, we entered into an agreement with Siemens AG whereby we agreed to provide Siemens with written notice of written offers from a third party involving the sale of, transfer of, or license to, all or substantial parts of our assets or the acquisition of the majority of our shares, and agreed to consider any written bid for the same or substantially the same assets or shares submitted by Siemens for a 30 business day period following such notification. We provided notice to Siemens in connection with the proposed financing and they elected to participate as a purchaser. As a result of these provisions, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in the payment of a premium for our common stock. The anti-takeover effect of these provisions will be substantially reduced in connection with the closing of the proposed financing. Our board of directors, without further approval of the stockholders, is authorized to issue “blank check” preferred stock and to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges, and restrictions applicable to this preferred stock. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, making it more difficult for a third party to gain control of us, discouraging premium bids for our common stock or otherwise adversely affecting the market price of our common stock.

Changes in stock option accounting treatment will adversely affect our results of operations.

Changes in stock option accounting treatment will require us to account for employee stock options as compensation expense in our financial statements. In December 2004, the Financial Accounting Standard Board, or FASB, issued a new statement, which requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized as expense in the financial statements based on their fair values. The new rules will be effective for us beginning in the first quarter of 2006. We are currently evaluating option and restricted stock valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will materially and adversely affect our reported results of operations and our timing to achieve profitability. For an illustration of the effect of such a change in our recent results of operations, see the Notes to our consolidated financial statements included elsewhere in this report.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We are headquartered in San Diego, California, with wholly owned subsidiaries located in Hamburg, Germany, and Cambridge, England. We also have offices in Queensland, Australia and in Newton, Massachusetts. Collectively, we lease approximately 121,000 square feet under leases that expire at various dates through September 2015, each of which contains laboratory, office, manufacturing, or storage facilities.

The San Diego site is our company headquarters and houses our selling, general, and administrative offices, research and development facilities and manufacturing operations. The sites in Hamburg and Newton are used to support sales and distribution in Europe and the United States, respectively. The Newton site was acquired through our merger with Gemini Genomics in 2001 and is partially subleased. The site in Cambridge, England is used as our headquarters for sales and support activities, performed in Europe. Our facilities are adequate for our current needs and we have been and continue to explore sublease opportunities for surplus space at our San Diego facility.

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court has set a Final Settlement Fairness Hearing for April 24, 2006. The settlement is still subject to statutory notice requirements as well as final judicial approval. We do not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In August 2004, we were named as a defendant in a complaint filed by a former employee in the U.S. District Court for the Southern District of California, Case No. 04 CV 1737 J. In November 2004, the Court dismissed plaintiff’s quantum meruit, unfair business practices, and fraud claims. In April 2005, we entered into a settlement agreement with plaintiff providing for dismissal of the complaint with prejudice and a complete and full release of all claims against us. Dismissal of the complaint was entered by the Court on April 25, 2005.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is traded on the NASDAQ National Market under the symbol “SQNM”. The following tables set forth the high and low sale prices, for the Company’s common stock as reported on the NASDAQ National Market for the periods indicated.

	High	Low
Year Ended December 31, 2005:
Fourth Quarter	$0.95	$0.60
Third Quarter	1.19	0.67
Second Quarter	1.23	0.84
First Quarter	1.82	1.04
Year Ended December 31, 2004:
Fourth Quarter	$1.63	$0.80
Third Quarter	1.36	0.81
Second Quarter	2.94	1.41
First Quarter	4.24	2.87

There were approximately 348 holders of record of our common stock as of March 15, 2006. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

On September 16, 2005, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). Pursuant to NASDAQ Marketplace Rule 4450(e)(2), we were provided until March 15, 2006 to regain compliance. On March 16, 2006, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that our common stock will be delisted, and that we may appeal the staff’s determination to a Listing Qualifications Panel. The letter also states that, alternatively, we may apply to transfer our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion on The NASDAQ Capital Market, other than the minimum bid price rule, and that if the application is approved, we will be afforded the remainder of the NASDAQ Capital Market’s additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market. If we do not return to compliance after the second 180 day period, NASDAQ will issue a letter informing us that they will delist our common stock from the NASDAQ Capital Market. We have requested and been granted a hearing with NASDAQ to be held on April 12, 2006 to appeal the proposed delisting. We may not be successful with our appeal to the Listing Qualifications Panel.

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

	Years ended December 31,
	2005	2004	2003	2002	2001(1)
	(In thousands, except per share data)
Consolidated statements of operations data
Revenues:
Product	$19,070	$21,026	$28,334	$24,868	$21,524
Services	—	199	1,596	5,646	8,942
Research	351	1,224	322	371	269

Total revenues	19,421	22,449	30,252	30,885	30,735
Costs and expenses:
Cost of product and service revenue	10,370	11,361	17,089	17,474	19,780
Research and development	11,763	18,604	23,254	30,748	29,327
Selling, general and administrative	22,238	23,299	25,296	31,167	24,167
Restructuring and long-lived asset impairment charge	593	2,207	—	—	—
Impairment of assets and goodwill	—	—	—	33,126	—
In process research and development	—	—	—	3,668	24,920
Integration costs	—	—	—	3,000	—
Amortization of acquired intangibles	2,014	3,075	3,434	3,734	935
Amortization of deferred stock compensation	311	52	187	418	939

Total costs and expenses	47,289	58,598	69,260	123,335	100,068
Loss from operations	(27,868)	(36,149)	(39,008)	(92,450)	(69,333)

Other income (expense):
Interest income	633	773	1,631	3,865	6,796
Interest expense	(325)	(434)	(680)	(408)	(343)
Impairment of equity investment	—	—	—	(1,000)	—
Other (expense) income, net	94	33	139	(63)	248

Loss before income taxes and cumulative effect of accounting change	(27,466)	(35,777)	(37,918)	(90,056)	(62,632)
Deferred income tax benefit	929	1,152	1,237	1,309	—

Net loss before cumulative effect of accounting change	(26,537)	(34,625)	(36,681)	(88,747)	(62,632)
Cumulative effect of accounting change	—	—	—	(116,947)	—

Net loss	$(26,537)	$(34,625)	$(36,681)	$(205,694)	$(62,632)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.67)	$(0.87)	$(0.93)	$(2.32)	$(2.25)
Cumulative effect of accounting change	—	—	—	(3.07)	—

Net loss per share, basic and diluted	$(0.67)	$(0.87)	$(0.93)	$(5.39)	$(2.25)

Shares used in computing net loss per share, basic and diluted	39,829	39,656	39,487	38,150	27,816

	As of December 31,
	2005	2004	2003	2002	2001(1)
Consolidated balance sheet data
Cash, cash equivalents, short-term investments and restricted cash	$8,678	$37,944	$67,454	$102,550	$143,135
Working capital	5,403	28,479	56,344	85,370	126,648
Total assets	24,436	58,486	104,936	152,608	356,381
Total long-term obligations	1,363	5,700	6,569	9,742	2,842
Total stockholders’ equity	11,743	38,072	72,015	108,249	308,602

(1)	2001 includes the results of operations of Gemini Genomics from September 20, 2001, the date of acquisition, and affects the comparability of the Selected Financial Data.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a genetics company committed to providing the best genetic analysis products and services that translate genomic science into superior solutions for the biomedical research and agricultural markets. Our proprietary MassARRAY system, comprised of hardware, software applications, and consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations therein. In late 2005, we launched our services business which provides genetic analysis services to customers as a complement and as an alternative to our systems product offerings. Our research and development efforts are committed to producing new and improved applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated. Our research and development efforts are also directed to the development of diagnostic tests, particularly non-invasive prenatal diagnostics, for use on the MassARRAY system and potentially other platforms.

We derive revenue primarily from sales of our MassARRAY hardware, software and consumable products. Our standard MassARRAY system combines four basic components:

•	proprietary analytical reaction technology and sample preparation and dispensing hardware to prepare DNA for analysis;

•	a coated silicon chip known as the SpectroCHIP bioarray;

•	a mass spectrometer, which uses an established analytical method that we have adapted for DNA analysis; and

•	bioinformatics software that records, calculates, and reports the data generated by the mass spectrometer.

Each of these components contributes to a high level of performance in terms of speed, accuracy, and cost efficiency. We have been selling MassARRAY products since 2000.

We have sold approximately 140 systems worldwide, and MassARRAY technology is accepted as a leading high-performance DNA analysis system. Our list of customers includes clinical research laboratories, biotechnology companies, and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to regional distribution partners in France, India, Israel, Japan, Korea, New Zealand, Singapore, Taiwan, and Turkey.

Genetic analysis is primarily conducted in two key biomedical research market sectors: the academic research market, where we currently focus, and the clinical analysis market, where we are expanding. The research market is a relatively small market and is mainly comprised of academic institutions, which make initial genetic discoveries. However, it is the source of discoveries of new genetic content. The clinical analysis market is significantly larger and takes the genetic analysis a step further to establish the use of genes and genetic markers for the potential benefit of the general population.

The needs of these markets differ significantly. The academic research market, which requires highest data density per sample, is more tolerant to inconsistencies in data and error rates, and typically has a shorter window of opportunity. Sample throughput is very high. The academic research market is extremely price competitive. The clinical analysis market is typically interested in a defined number of markers per sample, is not as tolerant to inconsistencies and error rates, typically has a longer development cycle, and is less price competitive. Sample throughput requirements are not nearly as high. Considering the clinical analysis market’s requirements and the strengths of the MassARRAY system, including its high sensitivity, specificity, and reproducibility, we believe there is significant opportunity to be more competitive in the clinical analysis market.

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing, and gene expression analysis in the molecular medicine market. We support epigenetic analysis—the analysis of DNA methylation

We also plan to broaden the markets to which we sell our product line. We have identified four target segments for potential growth: clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories, and animal testing laboratories.

As of December 31, 2005, our product revenues consisted of revenues from the sales of MassARRAY hardware, software, consumables, and maintenance agreements. The impact of our MassARRAY Compact system, our iPLEX assay, and other new products and product applications on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

We expect revenues from our out-licensing efforts with respect to our disease gene discoveries to be minimal for the foreseeable future. To the extent that revenues are realized, if at all, they may fluctuate significantly as revenues will be based upon out-licensing of gene and target-related intellectual property, the occurrence of certain milestones, and successful product development and commercialization, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future diagnostic product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of future licensees who may need to invest significant dollar amounts in research and development efforts, clinical trials, and obtaining regulatory approvals over several years.

We have a history of recurring losses from operations and have an accumulated deficit of $442.6 million as of December 31, 2005. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2005, we had available cash and short-term investments totaling $6.0 million and working capital of $5.4 million. As of December 31, 2004, we had available cash and short-term investments of $28.0 million and working capital of $28.5 million. During 2005, we used $29.3 million in cash, restricted cash, and short-term investments. There is substantial doubt about our ability to continue as a going concern. Based on our current plans, we believe our cash, cash equivalents, and short-term investments will only be sufficient to fund our operating expenses, debt obligations, and capital requirements through the second quarter of 2006 unless we complete the proposed financing transaction discussed below.

In September 2005, we instituted a cost reduction program that included a reduction in workforce and related payroll costs. Through December 31, 2005, we funded our capital requirements primarily with the net proceeds of our initial public offering of common stock of approximately $144 million, with private placements of equity securities of approximately $56 million, and with $61 million from the acquisition of Gemini Genomics in 2001.

On March 27, 2006, we entered into a securities purchase agreement with three investors that provides for the sale of common stock and warrants to purchase common stock to the investors for gross proceeds to us of $30.0 million not including any proceeds from exercise of the warrants.

On March 30, 2006, we amended and restated the securities purchase agreement to add a fourth investor and increase the gross proceeds to $33.0 million not including proceeds from exercise of the warrants. Under the amended and restated securities purchase agreement, we will issue to the investors, subject to the approval of our stockholders and the satisfaction of various closing conditions, (i) an aggregate of 60,000,000 shares of our common stock and (ii) seven-year warrants to purchase an aggregate of 36,000,000 shares of our common stock at an exercise price of $0.70 per share (subject to certain antidilution protections and other adjustment provisions).

The proposed financing transaction is subject to stockholder approval and various other closing conditions, including no material adverse change in our business, operations, financial condition, or results of operations prior to the closing and only a specified amount of indebtedness outstanding as of the closing. We intend to seek approval of the proposed financing transaction, an increase in the authorized number of shares of our common stock, and certain other matters at our annual meeting of stockholders.

If we do not complete the proposed financing transaction for any reason, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations.

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

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” In accordance with SAB No. 104, revenues are recognized, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. We consider EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and for MassARRAY system sales, the arrangement consideration is allocated among the separate units of accounting based on their relative fair values. The separate units of accounting are typically the system and software itself and maintenance contracts sold at the time of the system sale. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 30 days are recognized upon shipment and transfer of title to the customer or when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer or the duration of the software license. We recognize revenue on maintenance services for ongoing customer support over the maintenance period. Revenues from SNP validation services are recognized at the completion of key stages in the performance of the service, which is generally delivery of SNP assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

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

Significant estimates are as follows:

•	Accrued acquisition and integration costs. To the extent that exact amounts were not determinable at the time of acquisition, we estimated amounts for direct costs of the acquisition of Gemini Genomics and Axiom Biotechnologies and the related integration costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” and SFAS No. 141, “Business Combinations”. Amounts accrued relating to acquisition and integration costs totaled $27.4 million and as of December 31, 2005 approximately $1.2 million remained accrued. The amount accrued at December 31, 2005 represents all remaining lease payments, net of estimated sublease income of $1.3 million from existing subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional expense.

•	Impairment of long-lived assets. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. An impairment charge of $0.3 million related to intangible assets acquired from Axiom, which were determined to have no alternative future use was recorded in 2004 following the closure of our internal drug discovery program. No impairment of long-lived assets was recorded in 2003 or 2005. Intangible assets, primarily resulting from the acquisition of Gemini Genomics, totaled $2.3 million, net of accumulated amortization, at December 31, 2005.

•	Reserves for obsolete and slow-moving inventory. We operate in an industry characterized by rapid improvements and changes to technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount to cost. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During 2005, slow-moving inventory reserves of $0.7 million were charged to cost of goods sold, and the total reserve was $3.1 million at December 31, 2005.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R eliminates, among other items, the use of the intrinsic value method of accounting contained in Accounting Principles Bulletin (“APB”) No. 25, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We are applying the “modified prospective” method and are expensing amounts related to employee stock options, restricted stock and stock issued under our employee equity incentive plans using the Black-Scholes option pricing model to measure the fair value of stock options granted to employees effective January 1, 2006. While we have not yet completed our analysis, we expect the adoption of SFAS No. 123R will have a material impact on our results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations, or cash flows.

Results of Operations

Years ended December 31, 2005, 2004 and 2003

Revenues

Total revenues were $19.4 million, $22.4 million, and $30.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. Product revenues are derived from the sale of MassARRAY systems, consumables including our proprietary SpectroCHIP bioarray, sales and licensing of our proprietary software, maintenance contracts, and license fees from end-users. Revenues for the year ended December 31, 2005 decreased by $3.0 million, or 13%, from the year ended December 31, 2004, primarily from a reduction in sales of consumables from $13.2 million to $11.0 million and a reduction in research revenues from $1.2 million to $0.4 million.

Consumable sales decreased from $16.1 million in 2003 to $13.2 million in 2004 and further declined to $11.0 million in 2005. This reduction in consumables revenue was a result of a decline in our average selling prices and volumes for our SpectroCHIP bioarray chips and other consumables. Our customers are increasing their multiplex testing levels on their samples, which in turn reduces the number of chips they consume. Competitive pressures have resulted in us lowering our consumables pricing to reduce the overall cost per genotype for our customers. We expect average volumes of consumables per installed system to decline as more lower-throughput MassARRAY Compact systems are placed in use.

Hardware sales revenue declined from $8.3 million in 2003 to $4.1 million in 2004 and increased to $5.1 million in 2005. During 2003, the market for our high throughput systems became increasingly saturated. We launched the Compact system in the first quarter of 2004, to address the larger market of customers with lower throughput requirements. The sales cycle for the MassARRAY Compact system continues to be lengthy. The lower price point for the MassARRAY Compact system has not resulted in a shorter sales cycle as we had originally expected, and resulted in lower average selling prices.

As of December 31, 2005, we had shipped inventory, consisting primarily of hardware, with a cost of $1.3 million to certain customers in respect of purchase orders or contracts received which did not meet our criteria for revenue recognition. We expect to recognize $2.4 million of revenue in respect of these shipments upon receipt of payment from or delivery of software products to these customers during the quarter ending March 31, 2006.

Research revenue increased from $0.3 million in 2003 to $1.2 million in 2004 and decreased to $0.4 million in 2005. We performed more work on our grants in 2004 as our largest collaborator began to transfer samples to us for investigation. The timing of research revenues depends upon our expenditures on grant research and the receipt of the grant funding from the sponsoring agencies. We expect grant revenue to be minimal going forward.

Domestic and non-U.S. revenues were $10.2 million and $9.2 million, respectively, for the year ended December 31 2005 and $10.8 million and $11.7 million, respectively, for the year ended December 31, 2004. Our distribution contract with one Asia-based distributor, representing $2.3 million of revenue in 2004, expired on December 31, 2004. Revenue for this same distributor was $0.7 million in 2005.

We expect revenue from present and future out-licensing of our disease gene discoveries to be minimal for the foreseeable future.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services. While the launch of our iPLEX assay may result in individual customers purchasing less consumables overall compared to prior periods because their assay efficiency has increased, we believe that the iPLEX assay will facilitate an increase in demand for the MassARRAY system that will result in an increase in system sales for 2006 compared to 2005. Additionally, we currently have a robust sales pipeline, and we shipped inventory in 2005 with a sales value of $2.4 million that did not initially meet revenue recognition criteria. Based on these factors, we expect increased revenues in the first and second quarter of 2006, compared to the same periods in 2005. We also expect that overall revenues for 2006 for system sales will be slightly greater than overall revenues for consumables as a result of our iPLEX assay. While we generally expect increased revenues in 2006, compared to 2005, if our customers perform more studies, compared to prior periods, on the MassARRAY system due to the increase in efficiency provided by the iPLEX assay, we may experience higher-than-expected consumable and total revenues.

Cost of Product and Service Revenues and Gross Margins

Cost of product revenues were $10.4 million, $11.2 million, and $15.8 million and gross margins were 46%, 47%, and 44% for the years ended December 31, 2005, 2004, and 2003, respectively.

During 2005, higher-margin consumables constituted 58% of the mix of products sold, down from 63% in 2004, while lower-margin hardware sales increased to 27% in 2005 from 20% in 2004. This change in product mix resulted in lower overall margins in 2005, as compared to 2004.

During 2004, higher-margin consumables constituted 63% of the mix of products sold, up from 57% in 2003, while lower-margin hardware sales declined to 20% in 2004 from 29% in 2003. This change in product mix resulted in higher overall margins in 2004 as compared to 2003, despite a reduction in margin on hardware sales in 2004 due to competitive price pressure. Gross margin was reduced by 5% in 2004 due to an increase in the obsolescence reserve expense of $2.4 million in 2003 to $2.7 million in 2004.

We believe that gross margin in future periods will be affected by, among other things, reductions in the selling price for systems and consumables, lower consumable sales per MassARRAY system sold, the mix of products sold, competitive conditions, sales volumes, discounts offered, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies.

Cost of service revenues were $0.2 million and $1.3 million, respectively, and gross margins were -3% and 17%, respectively, for the years ended December 31, 2004 and 2003. There were no service revenues or cost of service revenues for the year ended December 31, 2005. Gross margins are dependent on the particular service contract terms of the work undertaken in each year.

Research and Development Costs

Research and development costs decreased to $11.8 million from $18.6 million and $23.3 million in the years ended December 31, 2005, 2004, and 2003, respectively. These expenses consist primarily of salaries and related personnel expenses, improvements to our existing products and validation of products under development, expenses relating to work performed under research contracts, and, prior to the termination of our internal drug discovery activities in July of 2004, expenses related to our disease gene discovery and development programs.

The reduction in costs from 2004 to 2005 of $6.8 million resulted from a reduction in operating supplies of $1.5 million following the closure of our disease gene discovery program in July 2004, $1.9 million in depreciation as assets reached the end of their useful life, and $3.4 million in headcount related costs due to headcount reduction. These decreases were offset by $0.5 million of expenses associated with the acquisition of the non-invasive prenatal intellectual property rights from Isis Innovation Ltd. in October 2005.

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

We expect our research and development expenses during 2006 to be consistent with 2005 as the cost savings from our cost reduction program initiated in September 2005 will be offset by investment in our core technology and development of non-invasive prenatal nucleic acid based tests.

Sales and Marketing Costs

Sales and marketing costs decreased by $0.3 million to $10.9 million in the year ended December 31, 2005 from $11.2 million in the year ended December 31, 2004, and from $11.7 million in the year ended December 31, 2003. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The decrease in expense of $0.3 million from 2004 to 2005 was primarily due to reduction in foreign selling expenses of $0.2 million following a reduction in headcount in 2005, reduced consulting costs of $0.3 million as consulting projects were eliminated, increased absorption into cost of goods sold of $0.1 million, and reduced travel costs of $0.2 million. These reductions were offset by increased U.S. headcount-related expenses of $0.5 million.

The decrease in expense of $0.5 million from 2003 to 2004 was primarily due to reduction in selling expenses in Germany of $0.4 million following a reduction in headcount in 2003, reduced depreciation of $0.3 million as assets were fully depreciated, reduced travel costs of $0.2 million due to lower headcount, and reduced operating supplies of $0.1 million. These increases were offset by increased U.S. headcount expenses of $0.2 million and promotional expenses of $0.3 million. We expect our sales and marketing headcount and associated expense in 2006 to be consistent with 2005 as the cost savings from our cost reduction program initiated in September 2005 will be offset by costs associated with development of non-invasive prenatal nucleic acid based tests as well as costs associated with new products for our MassARRAY system.

General and Administrative Costs

General and administrative costs decreased by $0.8 million to $11.3 million in the year ended December 31, 2005 from $12.1 million in the year ended December 31, 2004, and from $13.6 million in the year ended December 31, 2003. These expenses consist primarily of salaries and related expenses for legal, finance, and human resource personnel, and their related department expenses.

The decrease from 2004 to 2005 of $0.8 million related to cost savings in legal fees of $0.5 million due to reduced patent portfolio expenses, a decrease in building operating costs of $0.3 million, increased absorption into cost of goods sold of $0.5 million, and lower insurance costs due to reduced premiums of $0.3 million. These reductions were offset by an increase in headcount costs of $0.3 million, increased property taxes of $0.3 million, and other expenses of $0.2 million.

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

We expect general and administrative costs to decrease in 2006, compared to 2005 as a result of the cost savings as a result of our cost reduction program initiated in September 2005.

Asset Impairment and Restructuring Charges

During the third quarter of 2005, as part of our strategy to stabilize the genetic systems business, we introduced a cost reduction plan, which included a reduction of existing headcount by approximately 30 across all departments by the end of 2005. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction. At December 31, 2005, we had an accrued balance of $0.3 million in respect of the restructuring charges representing the remaining payout of severance costs. We expect to pay the remaining amounts due through the second quarter of 2006.

We terminated our internal drug discovery efforts during the third quarter of 2004, which reduced our headcount by approximately 50 by the end of 2004. During 2004, we incurred total charges of $2.2 million related to the closure of these activities. We expect to incur no further costs with respect to this restructuring. Of the $2.2 million charge, $1.4 million related to non-cash charges from the write-off of $1.1 million on equipment taken out of service, $0.3 million related to intangible assets of no value to our ongoing business and $0.8 million related to employee severance costs and other contractual obligations. During the first quarter of 2005, we sold certain tangible assets and recovered $0.2 million in excess of the carrying value, which we had previously fully provided for as part of the restructuring charge.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. In connection with the acquisition of Axiom Biotechnologies, we acquired approximately $0.5 million of intangible assets, including patent rights, human cell banks, and assay technology. These intangible assets are being amortized over three to five years. The 2005, 2004, and 2003 amortization charge of $2.0 million, $3.1 million, and $3.4 million, respectively, represents the amortization of all these assets held throughout the respective year. The reduction in expense is primarily due to an adjustment to the carrying value of assets related to the Gemini acquisition of $2.6 million in 2004.

Interest Income

Interest income was $0.6 million in 2005, compared to $0.8 million in 2004, and $1.6 million in 2003. The decreases resulted from lower interest rates and lower average balances of interest-bearing investments.

Interest Expense

Interest expense was $0.3 million in 2005, compared to $0.4 million in 2004, and $0.7 million in 2003. The decreases resulted from our lower level of borrowings as we pay off our capital leases. In December 2005, we paid the remaining balance of $4.3 million under our credit facility with a financial institution. As a result, we expect our interest expense to decline in 2006.

Deferred Income Tax Benefit

The deferred tax benefit of $0.9 million, $1.2 million, and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively, were due to the amortization on the intangible assets, including clinical data collections and patent rights, acquired from Gemini Genomics.

At December 31, 2005, we have federal and state tax net operating loss carryforwards of approximately $218.6 million and $119.9 million, respectively. The federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. Approximately $8.4 million of the state tax loss carryforwards will expire in 2006 and a portion of the state tax loss carry-forwards will continue to expire in 2007 unless previously utilized. We incurred a federal and state capital loss on the disposal of two of our foreign subsidiaries in 2002 totaling $2.5 million. The capital loss carryforward will expire in 2008. We also have German and United Kingdom (UK) net operating loss carryforwards of approximately $11.9 million and $35.6 million, respectively, which may be carried forward indefinitely. We also have federal and state research and development tax credit carryforwards of approximately $7.6 million and $6.6 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2011 unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of our federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

Liquidity and Capital Resources

As of December 31, 2005, cash, cash equivalents, short-term investments and restricted cash totaled $8.7 million, compared to $37.9 million at December 31, 2004. Our cash reserves are held in a variety of interest-bearing instruments, including investment-grade corporate bonds, commercial paper, and money market accounts.

We have a history of recurring losses from operations and have an accumulated deficit of $442.6 million as of December 31, 2005. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2005, we had available cash and short-term investments totaling $6.0 million and working capital of $5.4 million. As of December 31, 2004, we had available cash and short-term investments of $28.0 million and working capital of $28.5 million. During 2005, we used $29.3 million in cash, restricted cash, and short-term investments. There is substantial doubt about our ability to continue as a going concern. Based on our current plans, we believe our cash, cash equivalents, and short-term investments will only be sufficient to fund our operating expenses, debt obligations, and capital requirements through the second quarter of 2006 unless we complete the proposed financing transaction discussed below.

In September 2005, we instituted a cost reduction program that included a reduction in workforce and related payroll costs. Through December 31, 2005, we funded our capital requirements primarily with the net proceeds of our initial public offering of common stock of approximately $144 million, with private placements of equity securities of approximately $56 million, and with $61 million from the acquisition of Gemini Genomics in 2001.

On March 30, 2006, we entered into an amended and restated securities purchase agreement with four investors that provides for the sale of common stock and warrants to purchase common stock for gross proceeds to us of $33.0 million not including any proceeds from exercise of the warrants. The proposed financing is subject to stockholder approval and the satisfaction of various other closing conditions, including no material adverse change in our business, operations, financial condition or results of operations prior to the closing and only a specified amount of indebtedness outstanding as of the closing. If we do not complete the proposed financing transaction for any reason, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations. Accordingly, the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for year ended December 31, 2005 was $19.2 million compared to $23.2 million for 2004. The use of cash was primarily a result of the net loss of $26.5 million for year ended December 31, 2005, adjusted for non-cash depreciation and amortization of $5.0 million, $0.9 million of deferred income tax benefit, reductions in accounts receivable balances of $0.6 million due to lower sales activity and reduced time taken to collect receivables, reductions of $1.0 million in inventory levels from inventory management and valuation reserves, increases in other liabilities of $0.7 million, and increases in accounts payable and deferred income of $0.6 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash, used $2.2 million in cash during 2005 due to purchases of additional laboratory equipment.

Net cash used by financing activities was $7.8 million for year ended December 31, 2005 compared to $3.9 million used by financing activities in 2004. Financing activities during 2005 included net payments of $7.9 million for long-term debt and capital leases, which included the pay-off of a cash secured note with a bank of $4.3 million in December 2005, and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of $0.1 million.

On September 16, 2005, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). Pursuant to NASDAQ Marketplace Rule 4450(e)(2), we were provided until March 15, 2006 to regain compliance. On March 16, 2006, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that our common stock will be delisted, and that we may appeal the staff’s determination to a Listing Qualifications Panel. The letter also states that, alternatively, we may apply to transfer our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion on The NASDAQ Capital Market, other than the minimum bid price rule, and that if the application is approved, we will be afforded the remainder of the NASDAQ Capital Market’s additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market. If we do not return to compliance after the second 180 day period, NASDAQ will issue a letter informing us that they will delist our common stock from the NASDAQ Capital Market. We can then request a hearing with NASDAQ to discuss the issue. On March 23, 2006, we submitted our request for an appeal to the Listing Qualifications Panel of the staff’s determination to delist our common stock. We may not be successful with our appeal to the Listing Qualifications Panel.

If we fail to continue to meet all applicable NASDAQ National Market or NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, suppliers and employees.

The following table summarized our contractual obligations as of December 31, 2005 ($ in thousands):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Open purchase orders	$4,098	$4,098	$—	$—
Long-term debt	200	200	—	—
Capital lease obligations	193	193	—	—
Operating leases	46,509	2,956	9,152	34,401

Total contractual obligations	$51,000	$7,447	$9,152	$34,401

Future operating lease commitments for leases have not been reduced by future minimum sublease rentals to be received through December 2010 aggregating $1.3 million. Open purchase orders are primarily for inventory items and research and development supplies.

In September 2005, we entered into an amendment to our lease for our corporate headquarters in San Diego. The lease amendment provides for the deferral of approximately $3.2 million of the monthly rent payments by reducing the monthly payments through September 30, 2007 and increasing the aggregate monthly payments by the deferred amount for the remaining term of the lease, from October 1, 2007 to September 30, 2012. The total obligation under the lease remains unchanged. The contractual obligation table above reflects the deferral of these rent payments.

Other commitments and contingencies that may result in contractual obligations to pay are described in the notes to our consolidated financial statements included elsewhere in this report.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will only be sufficient to fund our operating expenses, debt obligations and capital requirements through the second quarter of 2006. Even if we close the proposed financing transaction, our business may require additional investment that we have not yet secured. Including the expected net proceeds from the proposed financing transaction, based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least 2007. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

We had a $3.5 million bank line of credit provided by the Union Bank of California, which expired on January 31, 2006. At December 31, 2005, we had outstanding stand-by letters of credit with financial institutions totaling $2.2 million, of which $0.4 million related to a pending shipment from a supplier, $0.6 million related to our asset-backed loan and lease agreements and $1.2 million related to our building and operating leases. Letters of credit amounting to $1.7 million will not be drawn down unless we default upon our obligations under the respective agreements. The $0.6 million letter of credit will reduce in line with the amount owing under our obligations, and will be released by the end of September 2006. An operating lease letter of credit of $1.1 million will remain in place until the expiration of the building lease agreement in December 2010.

At December 31, 2005, we were in breach of one of the covenants of our capital leases, which requires us to have in excess of $15 million of unrestricted cash and short-term investments. The lender has waived these breaches, and we provided the lender with a letter of credit for $0.6 million. At December 31, 2004 we were in compliance with all covenants. We have no commitments for any additional debt financings.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term Investments

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities rated BBB or above by Standard & Poors. Our investment policy includes a minimum quality rating for all new investments. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. We have not experienced any significant losses in our investment portfolio as a result of rating changes. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

Foreign Currency Rate Fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound, or GBP, and the Euro, or EUR. The subsidiaries’ accounts are translated from the relevant functional currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the U.S. dollar.

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

Functional currency of operations	As of December 31, 2005 Net foreign monetary assets/(liabilities)
	Euro	U.S. dollars	GBP
	($ in millions)
Euro	—	$0.4	$0.2

A movement of 10% in the U.S. dollar to GBP exchange rate would create an unrealized gain or loss of approximately $26,000. A movement of 10% in the U.S. dollar to Euro exchange rate would create an unrealized gain or loss of approximately $45,000. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the year ended December 31, 2005. We had no deferred gains or losses during the years ended December 31, 2005, 2004 or 2003.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Reports of Ernst & Young LLP, our Independent Registered Public Accounting Firm, are included in this report on Pages F-l through F-28. The report of Ernst & Young LLP on internal control over financial reporting is included in Item 9A of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. The evaluation took into account the various changes in controls, including disclosure controls, that we had made prior to September 30, 2005, as reported in the Quarterly Report on Form 10-Q filed for those periods as well as material weaknesses identified and described below in Changes in Internal Control over Financial Reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have been and continue to be engaged in efforts to improve our disclosure controls and procedures in connection with our actions to improve our internal control over financial reporting, as discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

In our Amendment No. 1 to our Annual Report on Form 10-K/A, we disclosed deficiencies in our internal control over financial reporting as of December 31, 2004 that constituted, individually or in the aggregate, “material weaknesses,” meaning that in those areas, our internal controls either individually or in the aggregate resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. These material weaknesses included:

•	the analysis and recording of revenue related to system sales negotiated with unusual terms, such as extended payment terms or equipment and/or software offered at no additional charge;

•	calculation and recording of accrued liabilities;

•	calculation and recording of depreciation and capital leases;

•	adequate and proper disclosures and amounts in our annual report on Form 10-K; and

•	adequate review and oversight of the accounting records of our subsidiary located in Hamburg, Germany.

We have completed the planned changes to policies and procedures needed to remediate the previously identified material weaknesses. We believe the changes in our internal control over financial reporting completed during the year ended December 31, 2005 have remedied the weaknesses listed above. No material weaknesses were identified as of December 31, 2005.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Appearing as exhibits to this report are the certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in the certifications. This Item 9A should be read in conjunction with the certifications for a more complete understanding of the topics presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Sequenom Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Sequenom Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sequenom Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sequenom, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sequenom Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Sequenom Inc. and our report dated March 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 28, 2006

Item 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the Securities and Exchange Commission a definitive proxy statement within 120 days after the end of our fiscal year for our annual meeting of stockholder (the “Proxy Statement”), and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is incorporated by reference to our Proxy Statement under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part 1 of this report and is included herein by reference.

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive, financial and accounting officers) and all employees, which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.sequenom.com. Stockholders may request a free copy of our Code of Business Conduct and Ethics from:

Sequenom, Inc.

Attention: Investor Relations

3595 John Hopkins Court

San Diego, CA 92121-1331

(858) 202-9000

If we make any substantive amendments to the code of business conduct and ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,057,652		$2.86		4,261,439	(1)(2)
Equity compensation plans not approved by security holders	—	(3)	—	(3)	—

Total	5,057,652		$2.86		4,261,439

Footnotes

(1)	Of the 4,261,439 shares available for issuance, 1,634,900 are reserved for issuance under our 1999 Employee Stock Purchase Plan, or ESPP.
(2)	Evergreen provisions:

ESPP Provision

The number of shares of our common stock available for issuance under the ESPP shall automatically increase on the first trading day of January each calendar year during the term of the ESPP, beginning with calendar year 2001, by an amount equal to one percent (1%) of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares.

1999 Equity Incentive Plan Provision

The number of shares of our common stock available for issuance under the 1999 Equity Incentive Plan, or 1999 Plan, shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with 2001 and ending in 2006, by an amount equal to four percent (4%) of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 2,000,000 shares.

(3)	Excludes outstanding options and warrants that were acquired in conjunction with our acquisition of Gemini Genomics in 2001 and Axiom Biotechnologies in 2002.

In connection with our acquisition of Gemini Genomics, a total of 555,808 options to purchase our common stock remain outstanding at a weighted average price of $17.53. Of these, 3,200 shares are reserved for issuance under the Gemini Genomics Company Share Option Plan-Part A, 11,798 shares are reserved for issuance under the Gemini Genomics Company Share Option Plan-Part B, 14,536 shares are reserved for issuance under the Gemini International Executive Share Option Plan, 526,274 shares are reserved for issuance outside the plan.

In connection with our acquisition of Axiom Biotechnologies, a total of 63,954 options to purchase our common stock remain outstanding at a weighted average price of $4.18, 59,350 shares are reserved for issuance outside of the plan, and 4,604 shares are reserved for issuance under a warrant agreement.

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

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(9)	Bylaws of Registrant, as amended.

3.3(7)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(7)	Rights Agreement dated as of October 22, 2001 between the Registrant and American Stock and Transfer & Trust Company.

4.3(22)	Amendment to Rights Agreement dated March 27, 2006 between the Registrant and American Stock Transfer & Trust Company.

10.1(1)	Form of Warrant Agreement between the Registrant and holders of the Series C Preferred Stock warrants.

10.2(1)	Form of Indemnification Agreement between the Registrant and each of its directors.

10.3(1)	Form of Indemnification Agreement between the Registrant and each of its officers.

10.4(1)#	1994 Stock Plan.

10.5(1)#	1994 Stock Plan Form of Non-Qualified Stock Option Grant.

10.6(1)#	1994 Stock Plan Form of Incentive Stock Option Grant.

10.7(1)#	1994 Stock Plan Form of Stock Restriction Agreement.

10.8(1)#	1998 Stock Option/Stock Issuance Plan.

10.9(1)#	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option.

10.10(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.

10.11(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.

10.12(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.

10.13(1)#	1999 Stock Incentive Plan, as amended.

10.14(1)#	1999 Employee Stock Purchase Plan.

Exhibit Number	Description of Document

10.15(1)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.16(1)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

10.17(2)	Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.

10.18(3)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC, a Delaware limited liability company.

10.19(4)	Global Master Rental Agreement, dated May 4, 2000, between the Registrant and Comdisco.

10.20(6)#	First Amended and Restated Employment Agreement, dated as of August 1, 2000 between Andi Braun and the Registrant.

10.21(5)#	Employment Agreement between Registrant and Charles Cantor, Ph.D.

10.22(8)*	Collaboration Agreement, dated December 17, 2003, by and between the Registrant and Procter & Gamble Pharmaceuticals, Inc.

10.23(10)#	Exec-U-Care Plan.

10.24#	Employment Agreement, dated July 19, 2004, by and between the Registrant and Clarke Neumann.

10.25(11)*	Diagnostic Platform Benchmarking Study and Evaluation, dated October 25, 2004, by and between the Registrant and Siemens AG

10.26(11)#	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan

10.27(12)#	Separation Agreement, dated February 11, 2005, by and between the Registrant and Antonius Schuh, Ph.D.

10.28(14)#	Description of Bonus Program.

10.29(14)#	Second Amended and Restated Employment Agreement, dated April 28, 2005, by and between the Registrant and Steve Zaniboni.

10.30(14)#	Change in Control Severance Benefit Plan.

10.31(15)#	Employment Agreement, dated May 31, 2005, by and between the Registrant and Harry Stylli, Ph.D.

10.32(16)#	Separation Agreement, dated August 15, 2005, by and between the Registrant and Michael Terry.

10.33(17)	Amendment Number One to Lease, dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.34(17)	Common Stock Warrant, dated September 9, 2005, issued to Kwacker, Ltd.

10.35(17)#	Employment Agreement Amendment, dated September 12, 2005, by and between the Registrant and Dr. Charles R. Cantor.

10.36(18)#	Separation Agreement, dated October 4, 2005, by and between the Registrant and Stephen L. Zaniboni.

10.37(19)*	License Agreement, dated October 14, 2005, by and between the Registrant and Isis Innovation Limited.

10.38(20)#	Letter agreement, dated October 25, 2005, signed by Lawrence R. Moreau.

10.39(21)#	Separation agreement, dated October 24, 2005, between the Registrant and Andreas Braun, M.D., Ph.D.

10.40(22)	Securities Purchase Agreement dated March 27, 2006 by and between the Registrant, ComVest Investment Partners II LLC, LB I Group Inc. and Pequot Private Equity Fund IV, L.P.

Exhibit Number	Description of Document

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan.
*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended, which exhibit is hereby supplemented with an additional Schedule A filed with this Annual Report on Form 10-K.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 23, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 10, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 14, 2004.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125456).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2005.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 17, 2005.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 14, 2005.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 7, 2005.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K with respect to Items 1.01, 5.02 and 9.01 filed October 28, 2005.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K with respect to Items 1.01, 1.02 and 9.01 filed October 28, 2005.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006

SEQUENOM, INC.

By:	/s/ HARRY STYLLI, PH.D.
Harry Stylli, Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Harry Stylli and John Sharp, and each of them, as his attorneys-in-fact and agents, each with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARRY STYLLI, PH. D. Harry Stylli, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ JOHN SHARP John Sharp	Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ CHARLES R. CANTOR, PH.D. Charles R. Cantor, Ph.D.	Chief Scientific Officer and Director	March 30, 2006

/s/ HARRY F. HIXSON, JR., PH.D. Harry F. Hixson, Jr., Ph.D.	Chairman of the Board of Directors	March 30, 2006

/s/ ERNST-GUNTER AFTING, PH.D., M.D. Ernst-Gunter Afting, Ph.D., M.D.	Director	March 30, 2006

/s/ RONALD M. LINDSAY, PH.D. Ronald M. Lindsay, Ph.D.	Director	March 30, 2006

/s/ JOHN E. LUCAS John E. Lucas	Director	March 30, 2006

/s/ LAWRENCE R. MOREAU Lawrence R. Moreau	Director	March 30, 2006

SEQUENOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sequenom, Inc.

We have audited the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequenom, Inc. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has a history of recurring losses from operations, including a net loss of $26.5 million for the year ended December 31, 2005, and has an accumulated deficit of $442.6 million and available cash and short-term investments totaling $6.0 million as of December 31, 2005. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sequenom Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 28, 2006

SEQUENOM, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share information)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,885	$3,589
Short-term investments, available-for-sale	4,158	24,426
Restricted cash and investments	2,571	5,028
Accounts receivable, net	2,321	3,095
Inventories, net	4,161	4,889
Other current assets and prepaid expenses	738	481

Total current assets	15,834	41,508
Equipment and leasehold improvements, net	5,621	6,722
Intangible assets	2,316	4,743
Restricted cash and investments	64	4,900
Other assets	601	613

Total assets	$24,436	$58,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,532	$3,065
Accrued expenses	4,981	4,575
Accrued acquisition and integration costs	226	306
Deferred revenue	1,299	1,366
Current portion of long-term bank debt	200	3,320
Current portion of capital lease obligations	193	397

Total current liabilities	10,431	13,029

Deferred revenue, less current portion	202	58
Capital lease obligations, less current portion	—	194
Long-term bank debt, less current portion	—	4,353
Other long-term liabilities	413	37
Long-term accrued acquisition and integration costs, less current portion	950	1,116
Long-term deferred tax liability	697	1,627
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares—5,000,000	—	—
Common stock, par value $0.001; authorized shares—75,000,000; issued and outstanding shares 40,228,627 and 40,397,887 at December 31, 2005 and 2004, respectively	40	40
Additional paid-in capital	453,796	453,899
Deferred compensation related to stock options	—	(565)
Accumulated other comprehensive income	467	721
Accumulated deficit	(442,560)	(416,023)

Total stockholders’ equity	11,743	38,072

Total liabilities and stockholders’ equity	$24,436	$58,486

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Years ended December 31,
	2005	2004	2003
Revenues:
Consumables	$11,007	$13,162	$16,083
Other product revenue	8,063	7,864	12,251
Services	—	199	1,596
Research	351	1,224	322

Total revenues	19,421	22,449	30,252

Costs and expenses:
Cost of consumable and product revenue	10,370	11,157	15,759
Cost of service revenue	—	204	1,330
Research and development	11,763	18,604	23,254
Selling and marketing	10,925	11,158	11,692
General and administrative	11,313	12,141	13,604
Restructuring and long-lived asset impairment charge	593	2,207	—
Amortization of acquired intangibles	2,014	3,075	3,434
Amortization of deferred stock compensation	311	52	187

Total costs and expenses	47,289	58,598	69,260

Loss from operations	(27,868)	(36,149)	(39,008)
Interest income	633	773	1,631
Interest expense	(325)	(434)	(680)
Other income, net	94	33	139

Loss before income tax	(27,466)	(35,777)	(37,918)

Deferred income tax benefit	929	1,152	1,237

Net loss	$(26,537)	$(34,625)	$(36,681)

Net loss per share, basic and diluted	$(0.67)	$(0.87)	$(0.93)

Weighted average shares outstanding, basic and diluted	39,829	39,656	39,487

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Unrealized Gain (Loss) on available for sale securities	Translation Adjustment Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	($ in thousands)
Balance at December 31, 2002	39,395,262	$39	$452,725	$(187)	$(112)	$501	$(344,717)	108,249
Net loss	—	—	—	—	—	—	(36,681)	(36,681)
Unrealized loss on available-for-sale securities	—	—	—	—	84	—	—	84
Translation adjustment	—	—	—	—	—	(195)	—	(195)

Comprehensive loss	—	—	—	—	—	—	—	(36,792)
Stock based compensation expense	8,423	—	33	—	—	—	—	33
Exercise of stock options and purchases under Employee Stock Purchase Plan	311,657	—	653	—	—	—	—	653
Amortization of deferred compensation	—	—	—	187	—	—	—	187
Adjustment of common stock issued in connection with business combination under escrow agreement	(150,000)	—	(315)	—	—	—	—	(315)

Balance at December 31, 2003	39,565,342	$39	$453,096	$—	$(28)	$306	$(381,398)	$72,015
Net loss	—	—	—	—	—	—	(34,625)	(34,625)
Unrealized gain on available-for-sale securities	—	—	—	—	(89)	—	—	(89)
Translation adjustment	—	—	—	—	—	532	—	532

Comprehensive loss	—	—	—	—	—	—	—	(34,182)
Exercise of stock options	26,374	—	42	—	—	—	—	42
Purchases under Employee Stock Purchase Plan	99,171	—	122	—	—	—	—	122
Restricted stock awards	707,000	1	616	(617)	—	—	—	—
Issuance of stock options to consultants	—	—	23	—	—	—	—	23
Amortization of restricted stock	—	—	—	52	—	—	—	52

Balance at December 31, 2004	40,397,887	$40	$453,899	$(565)	$(117)	$838	$(416,023)	$38,072
Net loss	—	—	—	—	—	—	(26,537)	(26,537)
Unrealized gain on available-for-sale securities	—	—	—	—	93	—	—	93
Translation adjustment	—	—	—	—	—	(372)	—	(372)

Comprehensive loss	—	—	—	—	—	—	—	(26,816)
Other than temporary loss on investments	—	—	—	—	25	—	—	25
Exercise of stock options	52,406	—	16	—	—	—	—	16
Purchases under Employee Stock Purchase Plan	62,334	—	57	—	—	—	—	57
Restricted stock cancellations	(284,000)	—	(256)	256	—	—	—	—
Issuance of stock options and warrants to third parties	—	—	80	—	—	—	—	80
Amortization of restricted stock	—	—	—	309	—	—	—	309

Balance at December 31, 2005	40,228,627	$40	$453,796	$—	$1	$466	$(442,560)	$11,743

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(26,537)	$(34,625)	$(36,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12	23	33
Amortization of deferred compensation	311	52	187
Depreciation and amortization	5,039	8,801	10,819
Loss on disposal of fixed assets	185	1,891	44
Deferred taxes	(929)	(1,152)	(1,237)
Changes in operating assets and liabilities:
Accounts receivable	612	1,088	3,972
Inventories	1,030	5,704	(2,158)
Other current assets	(280)	673	2,219
Other assets	78	(76)	280
Accounts payable and accrued expenses	455	(4,689)	(6,041)
Deferred revenue	161	(1,166)	(1,390)
Other liabilities	657	329	263

Net cash used in operating activities	(19,206)	(23,147)	(29,690)

Investing activities
Purchase of equipment, leasehold improvements, and intangible assets	(2,164)	(2,898)	(2,356)
Restricted cash	7,289	(208)	3,297
Purchases of marketable securities	(1,490)	(60,208)	(197,971)
Sales of marketable securities	9,873	67,076	164,851
Maturities of marketable securities	12,003	8,408	56,685

Net cash provided by investing activities	25,511	12,170	24,506

Financing activities
Repayment of long-term debt	(7,474)	(3,572)	(5,131)
Proceeds from long-term debt	—	—	2,200
Payments on capital lease obligations	(402)	(493)	(713)
Proceeds from exercise of warrants, stock options and Employee Stock Purchase Plan purchases	73	164	653

Net cash used in financing activities	(7,803)	(3,901)	(2,991)

Net decrease in cash and cash equivalents	(1,498)	(14,878)	(8,175)
Effect of exchange rate changes on cash and cash equivalents	(206)	527	(233)
Cash and cash equivalents at beginning of year	3,589	17,940	26,348

Cash and cash equivalents at end of year	$1,885	$3,589	$17,940

Supplemental disclosure of cash flow information:
Interest paid	$325	$434	$680

See accompanying notes.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

2. Summary of Significant Accounting Policies and Significant Accounts

Going Concern

We have a history of recurring losses from operations and have an accumulated deficit of $442.6 million as of December 31, 2005. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2005, we had available cash and short-term investments totaling $6.0 million and working capital of $5.4 million. As of December 31, 2004, we had available cash and short-term investments of $28.0 million and working capital of $28.5 million. During 2005, we incurred a net loss of $26.5 million and used $29.3 million in cash, restricted cash, and short-term investments. These factors raise substantial doubt about our ability to continue as a going concern. In September 2005, we instituted a cost reduction program that included a reduction in labor. Through December 31, 2005, we have funded our capital requirements primarily with the net proceeds from our initial public offering of common stock of approximately $144 million, with private placements of equity securities of approximately $56 million, and with $61 million from the acquisition of Gemini Genomics in 2001. The 2005 consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

On March 27, 2006, we entered into a securities purchase agreement with three investors that provides for the sale of common stock and warrants to purchase common stock to the investors for gross proceeds to us of $30.0 million not including any proceeds from exercise of the warrants.

On March 30, 2006, we amended and restated the securities purchase agreement to add a fourth investor and increase the gross proceeds to $33.0 million not including proceeds from exercise of the warrants. Under the amended and restated securities purchase agreement, we will issue to the investors, subject to the approval of our stockholders and the satisfaction of various closing conditions, (i) an aggregate of 60,000,000 shares of our common stock and (ii) seven-year warrants to purchase an aggregate of 36,000,000 shares of our common stock at an exercise price of $0.70 per share (subject to certain antidilution protections and other adjustment provisions).

The proposed financing transaction is subject to stockholder approval and various other closing conditions, including no material adverse change in our business, operations, financial condition, or results of operations

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

prior to the closing and only a specified amount of indebtedness outstanding as of the closing. We intend to seek approval of the proposed financing transaction, an increase in the authorized number of shares of our common stock, and certain other matters at our annual meeting of stockholders.

If we do not close the proposed financing transaction for any reason, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations.

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

Accrued Acquisition and Integration Costs

To the extent that exact amounts were not determinable at the time of acquisition, we estimated amounts for direct costs of the acquisition of Gemini Genomics and Axiom Biotechnologies and the related integration costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Amounts accrued relating to acquisition and integration costs totaled $27.4 million and as of December 31, 2005 approximately $1.2 million remained accrued. The amount accrued at December 31, 2005 represents all remaining lease payments, net of estimated income from subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional expense.

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

Reserves for Obsolete and Slow-Moving Inventory

We operate in an industry characterized by rapid improvements and changes to our technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

obsolete or requiring us to sell items at a discount to cost. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During 2005, slow-moving inventory reserves of $0.7 million were charged to cost of goods sold, and we held reserves of $3.1 million at December 31, 2005.

Asset Impairment

In accordance with SFAS No. 142, which requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment annually, we recorded an impairment charge of $0.3 million related to intangible assets acquired from Axiom, which were determined to have no alternative future use, in 2004 following the closure of internal drug discovery program.

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

Short-Term Investments

Our investment securities are classified as available-for-sale. These investments are stated at fair value with unrealized gains or losses included in comprehensive income (loss) until realized. Realized gains or losses, calculated based on the specific identification method, are recorded in other income, net, and were not material for the years ended December 31, 2004 and 2003. During the year ended December 31, 2005, we recorded a realized loss of $25,000 on investments that had unrealized losses determined to be other than temporary. The amortized costs of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and interest on securities are included in interest income.

We invest primarily in commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. At December 31, 2005, we had invested in no single financial instrument that represented a significant concentration of credit risk. At December 31, 2005, no individual investment held had a significant long-term, non-temporary unrealized loss in excess of $1,000.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

At December 31, 2005, short-term investments, including restricted investments, consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
	($ in thousands)
Obligations of U.S. government agencies	$1,998	$—	$—	$1,998
U.S. corporate debt securities	506	—	—	506
International corporate debt securities	2,067	—	(1)	2,066
Certificates of deposit	775	—	—	775

Total short-term investments	$5,346	$—	$(1)	$5,345

All of these securities mature within one year of December 31, 2005.

At December 31, 2004, short-term investments consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
	($ in thousands)
Obligations of U.S. Government Agencies	$3,511	$—	$—	$3,511
U.S. corporate debt securities	17,072	4	(93)	16,983
International corporate debt securities	2,507	—	(17)	2,490
Certificates of deposit	1,453	—	(11)	1,442

Total short-term investments	$24,543	$4	$(121)	$24,426

Investments considered to be temporarily impaired at December 31, 2005 are as follows:

	No. of Inv.	Less than 12 months of temporary impairment		Greater than 12 months of temporary impairment		Total temporary impairment
		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands except for number of investments)
International Corporate Debt Securities	1	$1,507	$(1)	$	$	$1,507	$(1)

We believe that the decline in value is temporary and related to the change in market interest rates since purchase. The decline is not related to any company or industry specific event. We anticipate full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

Restricted Cash

Restricted cash and investments of $2.6 million as of December 31, 2005 are held in term deposits and government obligations with restrictions of withdrawal, in support of certain borrowing agreements and stand-by letters of credit. Restricted cash totaled $9.9 million at December 31, 2004.

Concentration of Risks

We grant credit generally on an unsecured basis to customers throughout North America, Europe, and Asia. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

customers, historical trends, and other information. To reduce credit risk, certain sales are secured by letters of credit from commercial banks. The regional concentration of accounts receivables were as follows:

Region	December 31, 2005	Percent of receivable balance	December 31, 2004	Percent of receivable balance
	($ in thousands)
Europe	$980	42%	$1,273	41%
Asia	172	8%	622	20%
North America	1,169	50%	1,200	39%

Total	$2,321	100%	$3,095	100%

Our Asia-based major distributors represented $3.0 million and $4.9 million, or 16% and 22% of our total product revenues during the year ended December 31, 2005 and 2004, respectively. No Asia-based distributor had a year-end accounts receivable balance greater than 2% of the total balance outstanding at December 31, 2005. One Asia-based distributor had a year-end accounts receivable balance of $0.3 million, or 11% of the total balance outstanding at December 31, 2004. Our distribution contract with one distributor, representing $2.3 million of revenue in 2004, expired on December 31, 2004, although sales are continuing on the previous terms until a new contract is negotiated. Revenue for this same distributor was $0.7 million in 2005.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were:

	December 31,
	2005	2004
	($ in thousands)
Raw materials	$2,410	$3,351
Work in process	—	33
Finished goods	1,751	1,505

Total	$4,161	$4,889

Inventories are shown net of excess and obsolescence reserves of $3.1 million and $3.2 million at December 31, 2005 and 2004, respectively.

Equipment and Leasehold Improvements

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years, or the lease term, whichever is shorter). Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the remaining term of the

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

lease, whichever is shorter. The maximum estimated useful life of any leasehold improvement is 15 years from the completion of the improvement.

Equipment and leasehold improvements and related accumulated depreciation and amortization were as follows:

	December 31,
	2005	2004
	($ in thousands)
Laboratory equipment	$13,128	$15,222
Leasehold improvements	4,241	4,261
Office furniture and equipment	4,842	6,202

	22,211	25,685
Less accumulated depreciation and amortization	(16,590)	(18,963)

	$5,621	$6,722

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2.6 million, $5.1 million, and $6.7 million, respectively.

Intangible Assets

Intangible assets consisted of the following:

	Weighted Average Life	December 31, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	($ in thousands)
Clinical data collections	5	$13,552	$(12,078)	$13,552	$(10,169)
Purchased patent rights and licenses	5	4,449	(3,607)	4,388	(3,028)

Total		$18,001	$(15,685)	$17,940	$(13,197)

Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 was $2.4 million, $3.7 million, and $4.0 million, respectively. Estimated aggregate amortization expense for the next five years is as follows:

Year ended December 31,	$ in millions
2006	$2.0
2007	0.2
2008	0.1
2009	—
2010	—

$2.3

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine our tangible and intangible assets when events or changes in circumstances indicate that the carrying

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

value of the long-lived asset might not be recoverable. In relation to the decision to close our internal drug discovery program in July 2004, specific long-lived assets were subject to a detailed review. Based on this evaluation, we determined that long-lived assets with a carrying amount of $1.4 million were no longer recoverable and were impaired, and wrote them down to their estimated fair value of $0. Fair value was based on discounted expected future cash flows to be generated by these assets. An impairment charge of $1.4 million was accordingly recorded for these assets, of which $0.3 million was related to intangible assets. This charge is included within the income statement as part of the “Restructuring and long-lived asset impairment” line. These assets primarily included equipment, software, and patent rights obtained in connection with the acquisition of Axiom Pharmaceuticals, Inc. There was no SFAS No. 144 impairment charge in 2003 or 2005.

Warranty Costs

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue.

Changes in our warranty liability during the three years ended December 31, 2005 are as follows (in thousands):

Balance as of December 31, 2002	$392
Additions charged to cost of revenues	932
Repairs and replacements	(1,059)

Balance as of December 31, 2003	265
Additions charged to cost of revenues	839
Repairs and replacements	(799)

Balance as of December 31, 2004	305
Additions charged to cost of revenues	374
Repairs and replacements	(343)

Balance as of December 31, 2005	$336

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

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” In accordance with SAB No. 104, revenues are recognized, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We consider EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and for MassARRAY system sales, the arrangement consideration is allocated among the separate units of accounting

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

based on their relative fair values. The separate units of accounting are typically the system and software itself and maintenance contracts sold at the time of the system sale. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 30 days are recognized upon shipment and transfer of title to the customer or when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer or the duration of the software license. We recognize revenue on maintenance services for ongoing customer support over the maintenance period. Revenues from SNP validation services are recognized at the completion of key stages in the performance of the service, which is generally delivery of SNP assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

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

Foreign Currency Translation and Transactions

The financial statements of the Company’s German and United Kingdom subsidiaries are measured using, respectively, the Euro (“EUR”) and Great British pound (“GBP”), as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the years ended December 31, 2005, 2004, and 2003.

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

When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, we record deferred compensation for the difference and amortize this amount to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” over the vesting

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

period of the options. No options were issued with an exercise price less than the estimated fair value in 2005, 2004, or 2003.

Had compensation cost for stock-based awards been determined consistent with the fair value method prescribed in SFAS No. 123, our net loss would have been changed to the following pro forma amounts:

	Years ended December 31,
	2005	2004	2003
	($ in thousands, except per share information)
Net loss as reported	$(26,537)	$(34,625)	$(36,681)
Add: Stock-based compensation expense included in reported net income	311	52	187
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,636)	(3,019)	(4,782)

Pro forma net loss	$(27,862)	$(37,592)	$(41,276)
Net loss per share, basic and diluted, as reported	$(0.67)	$(0.87)	$(0.93)
Pro forma net loss per share, basic and diluted	$(0.70)	$(0.95)	$(1.05)

The fair value of stock-based awards and employee share purchases was estimated using the following assumptions:

	2005	2004	2003
Model	Black-Scholes	Black-Scholes	Black-Scholes
Risk free interest rates	4%	4%	4%
Volatility	93%	72%	83%
Dividend yield	0%	0%	0%
Weighted average life	6	6	4

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

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants totaling 5,677,414, and also include common shares issuable on conversion of preferred stock, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R eliminates, among other items, the use of the intrinsic value method of accounting contained in Accounting Principles Bulletin No. 25, or APB No. 25, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We expect to apply the “modified prospective” method and will begin expensing amounts related to employee stock options, restricted stock and stock issued under our employee equity incentive plans using the Black-Scholes option pricing model to measure the fair value of stock options granted to employees effective January 1, 2006. While we have not yet completed our analysis, we expect the adoption of SFAS No. 123R will have a material impact on our results of operations, although it will have no impact on our overall financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations, or cash flows.

3. Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires the use of a management approach in identifying segments of an enterprise. We terminated our internal drug discovery efforts and closed our Pharmaceuticals business segment during the third quarter of 2004. Our out-licensing program for diagnostic and therapeutic product development and associated research activities, formerly within our Pharmaceuticals business segment, are now reported within our total expense categories. All of our activities are now operated within one business segment and accordingly we report the consolidated results of our activities without segmental disclosure.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

4. Acquisition and Integration Costs

As of December 31, 2005, we had $1.2 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics in 2001, comprising facility exit costs. We have subleased all of our surplus space within this facility and received sub-lease income, which we set against lease expense, of $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We charged $0.4 million to general and administrative expenses in 2004 to increase the existing accrual to cover all remaining lease payments, net of sublease income from existing subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional lease expense.

The activity in the years ended December 31, 2005 and 2004, respectively, was as follows:

($ in millions)	Balance at December 31, 2004	Increase in accrual	Deductions	Balance at December 31, 2005
Costs to close facilities and exit lease commitments	1.4	—	(0.2)	1.2

	Balance at December 31, 2003	Increase in accrual	Deductions	Balance at December 31, 2004
Costs to close facilities and exit lease commitments	$1.4	$0.4	$(0.4)	$1.4

5. Restructuring Charge

During the third quarter of 2005, as part of our strategy to stabilize the genetic systems business we introduced a cost reduction plan, which included a reduction in existing headcount by approximately 30 persons across all departments by the end of 2005 compared to our headcount prior to the plan. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction. At December 31, 2005, we had an accrued balance of $0.3 million in respect of the restructuring charges. We expect to pay the remaining amounts due through the second quarter of 2006. The costs for this restructuring during the period are as follows:

($ in millions)	Balance at January 1, 2005	Costs incurred and charged to expense	Costs paid or settled	Write-offs	Balance at December 31, 2005
Termination benefits	$—	$0.8	$(0.5)	$—	$0.3

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

We terminated our internal drug discovery efforts during the third quarter of 2004, which reduced our headcount by approximately 50 by the end of 2004 compared to our headcount prior to the restructuring. We will continue with our out-licensing program and seek to capitalize on the potential value of our disease gene discoveries for diagnostic and therapeutic product development. During 2004, we incurred charges of $2.2 million related to the closure of this business, and do not expect to incur any additional expenses. During the first quarter of 2005, we sold certain tangible assets and recovered $0.2 million in excess of the carrying value which we had previously fully provided for as part of the restructuring charge. The exit costs for this restructuring during the period are as follows:

($ in millions)	Balance at January 1, 2004	Costs incurred and charged to expense	Costs paid or settled	Write-offs	Balance at December 31, 2004
Impairment of long-lived assets (note 2)	$—	$1.4	$—	$(1.4)	$—
One-time termination benefits	—	0.7	(0.7)	—	—
Contract termination costs	—	0.1	(0.1)	—	—

Total	$—	$2.2	$(0.8)	$(1.4)	$—

Exit costs relating to the restructuring are shown in the income statement as “restructuring charges”.

6. Long-Term Debt

In December 2005, we paid off the remaining balance of a credit agreement with a financial institution of $4.3 million. As of December 31, 2004, $6.3 million was outstanding under this agreement and was secured by our cash and cash equivalents.

We established an asset-backed loan line during 2002 that provided for borrowings up to $4.0 million, which was fully utilized by June 2003. Borrowings under the agreement bear interest at a blended rate of 9%. As of December 31, 2005 and 2004, respectively, $0.2 million and $1.4 million was outstanding under this agreement. Repayments under this agreement are made in between 36 and 42 monthly installments, dependent upon the asset backing the borrowing. At December 31, 2005, this loan line was secured by a stand-by letter of credit of $0.6 million. The final payments on existing debt are due in December 2006 and therefore, the balance is classified as a current liability in our December 31, 2005 balance sheet.

7. Commitments and Contingencies

Building Leases

We lease facilities in the United States, Germany, and the United Kingdom. In total, we lease space in five buildings under leases that expire at various dates through September 2015. Total rent expense under these leases was approximately $4.3 million, $4.2 million, and $3.9 million in 2005, 2004, and 2003, respectively.

In September 2005, we entered into an amendment to our lease for our corporate headquarters in San Diego. The lease amendment provides for the deferral of approximately $3.2 million of the monthly rent payments by reducing the monthly payments during the period commencing October 1, 2005 and ending September 30, 2007 and increasing the aggregate monthly payments by the deferred amount for the remaining term of the lease, from October 1, 2007 to September 30, 2012. The total obligation under the lease remains unchanged. Rent expense is

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

calculated on a straight-line basis. In connection with the lease amendment, we issued our landlord a warrant to purchase 150,000 shares of our common stock with an exercise price of $0.88 per share. The warrants are exercisable and have a ten year term. The fair value of the warrants, calculated using the Black-Scholes model, was recorded as prepaid rent and is being amortized as rent expense over the remaining life of the lease.

Capital Equipment Leases

During 2000, we entered into a master equipment lease agreement providing for borrowings up to $8.0 million. Under the agreement, the lessor purchased the equipment that we leased subject to quarterly payments for 14 quarters. At December 31, 2005, we had borrowed $2.5 million under this agreement. No further amounts are available for borrowing under this agreement.

Equipment under capital leases is included in equipment and leasehold improvements, as follows:

	December 31,
	2005	2004
	($ in thousands)
Laboratory equipment	$560	$2,570
Office furniture and equipment	120	162

	680	2,732
Less accumulated amortization	(580)	(2,495)

	$100	$237

Depreciation of assets held under capital lease is included within total depreciation expense in Note 2.

The following is a schedule of future minimum lease payments at December 31, 2005:

Year Ending December 31,	Capita Leases	Operating Leases
	($ in thousands)
2006	$199	$2,956
2007	—	3,532
2008	—	5,620
2009	—	5,771
2010	—	5,927
Thereafter	—	22,703

	199	$46,509

Less amount representing interest	(6)

Present value of minimum lease payments	193
Less current portion	(193)

Long-term capital lease obligations	$—

The above operating leases expire at various dates through 2015. Certain leases contain extension, return, or renewal provisions for two years at existing lease rates and/or purchase options. Future operating lease commitments for leases have not been reduced by future minimum sublease rentals aggregating $1.3 million.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Letters of Credit

At December 31, 2005, we had outstanding stand-by letters of credit with financial institutions totaling $2.2 million, of which $0.4 million related to a pending shipment from a supplier, $0.6 million related to our asset-backed loan and lease agreements, and $1.2 million related to our building and operating leases. Letters of credit amounting to $1.7 million will not be drawn down unless we default upon our obligations under the respective agreements. The $0.6 million letter of credit will reduce in line with the amount owing under our obligations, and will be released by the end of September 2006. An operating lease letter of $1.1 million will remain in place until the expiry of the building lease agreement in December 2010.

Collaboration, Development, and Licensing Agreements

In October 2005, we acquired exclusive rights in certain countries including the United States, United Kingdom and other countries in Europe and elsewhere, to non-invasive prenatal diagnostic intellectual property from Isis Innovation Ltd., the technology transfer company of the University of Oxford. The intellectual property covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids derived from plasma or serum on any platform including mass spectrometry and real time polymerase chain reaction amplification platforms. Under the terms of the agreement, we paid an up-front fee of $0.5 million, which was expensed in 2005, and are required to pay milestone payments and royalties on product sales.

We have entered into various license agreements since 1996 allowing us to utilize certain patents rights. If these patents are used in connection with a commercial product sale, we will pay royalties based on a percentage of the related product revenues. During the years ended December 31, 2005, 2004, and 2003, the amount of royalties incurred in connection primarily with product sales was $0.2 million, $0.0 million, and $0.9 million, respectively.

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the court dismissed litigation filed against certain

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirements as well as final judicial approval. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

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

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

8. Related Party Transactions

We had the following transactions with parties related to certain of our Board members:

•	Provid Pharmaceuticals. We invested $1.0 million in Provid Pharmaceuticals and entered into a research agreement with them under which we paid approximately $375,000 in 2002 and $125,000 in 2003. No payments were made in 2004 or 2005. Dr. Kris Venkat was a member of our Board and also a member of the Board of Provid Pharmaceuticals. Additionally, one of our board members, Dr Charles Cantor, is a member of Provid’s Scientific Advisory Board. The carrying value of this investment is zero.

•	GSF. Dr. Ernst-Gunter Afting is a member of our Board and the former Managing Director of GSF in Germany. During the years ended December 31, 2005, 2004, and 2003, we sold MassARRAY hardware and associated products totaling $0.4 million, $0.6 million, and $0.9 million, respectively, to GSF.

•	Boston University. Dr. Charles Cantor is our Chief Scientific Officer, a member of our Board and was previously the chair and professor of the department of biomedical engineering and biophysics, and Director of the Center for Advanced Biotechnology at Boston University. We have agreements with Boston University in which Dr. Cantor participates under which we paid $0.3 million, $0.3 million, and $0.3 million, and we recorded product revenue for MassARRAY hardware and consumables, totaling $0.1 million, $0.2 million, and $0.3 million in the years ended December 31, 2005, 2004 and 2003, respectively. We also have loaned Boston University a MassARRAY system for use in their research programs.

•	University of California, San Diego. Dr. Cantor is adjunct professor in the department of bioengineering at the University of California, San Diego, or UCSD. We recorded product revenue for MassARRAY hardware and consumables, totaling $0.1 million in the year ended December 31, 2005.

•	Dr. Hixson is the chairman of our board and was chief executive officer and a board member of Elitra Pharmaceuticals. During 2004, we purchased certain tangible assets from Elitra for approximately $24,000.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

At December 31, 2005, we had the following receivable and payable balances with the above related parties ($ in thousands):

Related party	Receivables	Payables
Provid	$—	$—
GSF	106	—
Boston University	18	1
UCSD	9	1

Total	$133	$2

At December 31, 2004, we had the following receivable and payable balances with the above related parties (in $ thousands):

Related party	Receivables	Payables
Provid	$—	$—
GSF	59	—
Boston University	30	78
Elitra Pharmaceuticals	—	—

Total	$89	$78

9. Stockholders’ Equity

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

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following summarizes all stock option transactions from January 1, 2003 through December 31, 2005.

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share
Outstanding at December 31, 2002	4,650,648	$7.24
Granted	1,951,550	2.64
Canceled	(932,695)	5.89
Exercised	(216,605)	2.35

Outstanding at December 31, 2003	5,452,898	$5.94
Granted	844,500	2.26
Canceled	(1,135,932)	5.23
Exercised	(26,374)	1.61

Outstanding at December 31, 2004	5,135,092	$5.39
Granted	1,627,000	1.07
Canceled	(1,221,959)	3.69
Exercised	(52,406)	0.30

Outstanding at December 31, 2005	5,487,727	$4.41

At December 31, 2005, 4,261,439 shares were available for future option grants and 9,749,166 shares of common stock were reserved for issuance upon exercise of options.

The weighted average grant-date fair value of options granted in 2005, 2004, and 2003 was $0.91, $1.68, and $1.84, respectively.

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable and Vested	Weighted Average Exercise Price
$0.05-$1.10	1,481,364	9.4	$1.05	74,915	$0.90
$1.14-$2.92	1,924,387	7.3	$2.43	1,309,415	$2.56
$2.99-$4.89	1,483,573	5.5	$4.34	1,407,164	$4.38
$5.44-$28.31	378,273	5.4	$10.04	317,251	$10.61
$35.00-$35.00	220,130	4.6	$35.00	220,130	$35.00

$0.05-$35.00	5,487,727	7.1	$4.41	3,328,875	$6.20

Restricted Stock Awards and Deferred Compensation

During the year ending December 31, 2004, we issued 736,500 shares of restricted stock awards with a weighted average grant date fair value of $0.87 per share to certain executive officers and employees. The awards vested one year from the grant date. The deferred compensation for these restricted stock awards was based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

amortized as stock-based compensation expense over the vesting period of the restricted stock. For the years ending December 31, 2005, 2004 and 2003, we recognized approximately $0.3 million, $0.1 million, and $0.2 million of amortization expense, respectively. At December 31, 2005, there was no unamortized deferred compensation.

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan (“1999 ESPP”). As of December 31, 2005, we had reserved 1,634,900 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increase each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 500,000 shares. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months, however, no employee may participate in more than one offering period at a time. Employees may allocate up to 15% of their pay to purchase shares, limited to 1,000 shares per purchase period and $25,000 per calendar year. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price. For the years ended December 31, 2005 and 2004, respectively, 62,334 and 99,171 shares were purchased by employees at an average price of $0.92 and $1.23 per share, respectively.

Warrants

In connection with the acquisition of Axiom Biotechnologies, the outstanding warrant to purchase 22,000 Axiom ordinary shares at an exercise price of $3.50 was adjusted to be exercisable for 4,604 shares of Sequenom Common Stock at an exercise price of $16.73 per share. This warrant has not been exercised and expires in December 2011.

In connection with the Series C Preferred Stock issued in May 1997, we issued warrants to purchase 106,508 shares of Series C Preferred Stock at an exercise price of $3.15 per share. These warrants converted to purchase Sequenom Common Stock upon our IPO. These warrants expire in May 2007. As of December 31, 2005, 35,083 of these warrants remain outstanding.

In connection with an amendment to our lease for our corporate headquarters in San Diego in October 2005, we issued the landlord a warrant to purchase 150,000 shares of our common stock with an exercise price of $0.88 per share. The warrant expires in October 2015. As of December 31, 2005, all of the warrants are exercisable and remain outstanding.

10. Income Taxes

The reconciliation of income tax computed at the Federal statutory tax rate to the benefit for income taxes is as follows:

	December 31,
	2005	2004	2003
	($ in thousands)
Tax at statutory rate	$(9,558)	$(12,522)	$(13,271)
State taxes, net of federal benefit	(1,516)	(2,089)	(2,179)
Change in valuation allowance	8,175	15,970	14,701
Credits and other	1,970	(2,511)	(488)

	$(929)	$(1,152)	$(1,237)

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The 2005, 2004, and 2003 income tax benefit of $0.9 million, $1.2 million, and $1.2 million is comprised of foreign deferred taxes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are shown below. A valuation allowance of $124.7 million has been recorded, as realization of such assets is uncertain.

	December 31,
	2005	2004
	($ in thousands)
Deferred tax assets:
Net operating loss carryforwards	$98,878	$95,899
Research and development credits	11,964	10,942
Capitalized research expenses	8,184	4,322
Capital loss carryforward	1,003	1,003
Other, net	4,634	4,321

Total deferred tax assets	124,663	116,487
Deferred tax liabilities:
Intangible Assets	(697)	(1,627)
Valuation allowance	(124,663)	(116,487)

Net deferred tax assets (liabilities)	$(697)	$(1,627)

At December 31, 2005, we have federal and state tax net operating loss carryforwards of approximately $218.6 million and $119.9 million, respectively. The difference between the federal and state tax loss carryforwards is attributable to the capitalization of research and development expenses for state tax purposes and the limitation on the California loss carryforwards. The federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. Approximately $8.4 million of the state tax loss carryforwards will expire in 2006 and the remaining state tax loss carry-forwards will continue to expire in 2007 unless previously utilized.

We incurred a federal and state capital loss on the disposal of two of our foreign subsidiaries in 2002 totaling $2.5 million. The capital loss carryforward will expire in 2008.

We also have German and United Kingdom (U.K.) net operating loss carryforwards of approximately $11.9 million and $35.6 million, respectively, which may be carried forward indefinitely.

Approximately $32.0 million of the U.K. net operating loss carry-forwards was acquired with the purchase of Gemini Genomics and is fully reserved by the valuation allowance. To the extent these U.K. net operating loss carryforwards are utilized, such benefit will be recorded as a purchase accounting adjustment.

The deferred tax asset includes a future tax benefit of approximately $0.8 million related to stock option deductions, which, if recognized, will be allocated to additional paid in capital.

We also have federal and state research and development tax credit carryforwards of approximately $7.6 million and $6.6 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2011 unless previously utilized.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. We believe we have adequately provided for uncertain tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

11. Savings and Pension Plans

We have a 401(k) savings plan covering most United States employees. In the United Kingdom we make contributions to defined contribution pension plans. Under these plans, individual employees may make contributions to the plan, which can be matched by us in an amount determined by the Board of Directors or as determined by local statutes. We made matching contributions totaling approximately $0.2 million, $0.2 million, and $0.2 million in 2005, 2004, and 2003, respectively.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

12. Geographic Information

We have wholly-owned subsidiaries located in Germany and the United Kingdom and have customer and vendor relationships worldwide. The following table presents information about us by geographic area. There were no material amounts of transfers between geographic areas. Included in the consolidated balance sheets and consolidated statements of operations are the following domestic and foreign components at December 31, 2005 2004, and 2003:

	December 31,
	2005	2004	2003
Current assets:
United States	$12,803	$37,386	$70,807
Europe	2,859	3,500	6,524
Asia	172	622	1,657

	$15,834	$41,508	$78,988

Property, equipment and leasehold improvements, net:
United States	$5,079	$5,581	$9,065
Europe	534	866	491
Asia	8	275	282

	$5,621	$6,722	$9,838

Other assets:
United States	$2,917	$10,256	$16,110
Europe	64	—	—

	$2,981	$10,256	$16,110

Total assets:
United States	$20,798	$53,222	$95,982
Europe	3,457	4,367	7,015
Asia	181	897	1,939

	$24,436	$58,486	$104,936

Revenues:
United States	$10,205	$10,772	$14,586
Europe	6,201	5,027	8,225
Asia	3,015	6,650	7,441

	$19,421	$22,449	$30,252

Net loss:
United States	$(18,497)	$(23,881)	$(28,889)
Europe	(3,777)	(4,875)	(3,732)
Asia	(4,263)	(5,869)	(4,060)

	$(26,537)	$(34,625)	$(36,681)

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

13. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share information)
2005
Net sales	4,281	6,175	4,567	4,398	19,421
Gross profit	1,665	3,018	2,535	1,833	9,051

Net income (loss)	(7,382)	(6,064)	(6,038)	(7,053)	(26,537)
Net income (loss) per share, basic and fully diluted	$(.19)	$(.15)	$(.15)	$(.18)	$(.67)

Shares used in calculated per share amounts, historical, basic and fully diluted	39,745	39,772	39,807	39,991	39,829

2004
Net sales	5,134	5,975	5,245	6,095	22,449
Gross profit	2,169	2,439	2,776	3,704	11,088

Net income (loss)	(9,885)	(9,868)	(8,304)	(6,568)	(34,625)
Net income (loss) per share, basic and fully diluted	$(.25)	$(.25)	$(.21)	$(.16)	$(.87)

Shares used in calculated per share amounts, historical, basic and fully diluted	39,615	39,644	39,674	39,691	39,656

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Schedule II—SEQUENOM, INC.

Valuation and Qualifying Accounts

($ in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$96	$(144)	$(73	)(3)	$25
Reserve for obsolete or excess inventory	3,193	707	758	(2)	3,142
Year ended December 31, 2004:
Allowance for doubtful accounts	$448	$(208)	$144	(1)	$96
Reserve for obsolete or excess inventory	1,890	3,083	1,780	(2)	3,193
Year ended December 31, 2003:
Allowance for doubtful accounts	$569	$—	$121	(1)	$448
Reserve for obsolete or excess inventory	1,110	2,361	1,581	(2)	1,890

(1)	Write off of uncollectible accounts
(2)	Write off of obsolete or excess inventory
(3)	Includes $75,000 collection deducted in 2004