Form 10-Q
period 2006-03-31
SEQUENOM INC
filed 2006-05-15
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2006

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

The number of shares of the Registrant’s Common Stock outstanding as of May 5, 2006 was 40,249,736.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,662	$1,885
Short-term investments, available-for-sale	200	4,158
Restricted cash and investments	2,062	2,571
Accounts receivable, net	2,572	2,321
Inventories, net	3,923	4,161
Other current assets and prepaid expenses	755	738

Total current assets	12,174	15,834
Equipment and leasehold improvements, net	5,045	5,621
Intangible assets, net	1,701	2,316
Restricted cash and investments, net of short-term	64	64
Other assets	599	601

Total assets	$19,583	$24,436

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,650	$3,532
Accrued expenses	4,193	4,981
Accrued acquisition and integration costs	227	226
Deferred revenue	1,472	1,299
Current portion of long-term bank debt	96	200
Current portion of capital lease obligations	136	193

Total current liabilities	8,774	10,431
Deferred revenue, less current portion	117	202
Other long-term liabilities	1,005	413
Long-term accrued acquisition and integration costs, less current portion	893	950
Long-term deferred tax liability	465	697
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares - 5,000,000.	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 40,249,736 and 40,228,627 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	40	40
Additional paid-in capital	454,057	453,796
Accumulated other comprehensive income	511	467
Accumulated deficit	(446,279)	(442,560)

Total stockholders’ equity	8,329	11,743

Total liabilities and stockholders’ equity	$19,583	$24,436

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended March 31,
	2006	2005
	(Unaudited)
Revenues:
Consumables	$2,855	$2,781
Other product related	3,665	1,309
Services	14	—
Research and other	377	191

Total revenues	6,911	4,281

Costs and expenses:
Cost of product revenue	2,713	2,616
Cost of service revenue	7	—
Research and development	2,464	3,293
Selling and marketing	2,644	2,585
General and administrative	2,658	3,409
Restructuring charges	3	(212)
Amortization of acquired intangibles	504	503

Total costs and expenses	10,993	12,194

Loss from operations	(4,082)	(7,913)
Interest income, net	47	95
Other income, net	83	203

Loss before income taxes	(3,952)	(7,615)
Deferred income tax benefit	232	233

Net loss	$(3,720)	$(7,382)

Net loss per share, basic and diluted	$(0.09)	$(0.19)

Weighted average shares outstanding, basic and diluted	40,243	39,745

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2006	2005
	(Unaudited)
Operating activities
Net loss	$(3,720)	$(7,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	248	143
Depreciation and amortization	1,071	1,419
Other non-cash items	3	83
Deferred income tax benefit	(232)	(233)
Changes in operating assets and liabilities:
Inventories	424	45
Accounts receivable	(232)	(327)
Other current assets	(13)	(357)
Accounts payable and accrued expenses	(909)	1,550
Deferred revenue	75	349
Other liabilities	(238)	52

Net cash used in operating activities	(3,523)	(4,658)
Investing activities
Purchase of equipment, leasehold improvements and intangibles	(45)	(902)
Net change in restricted cash	510	469
Net change in marketable investment securities	3,967	5,668

Net cash provided by investing activities	4,432	5,235
Financing activities
Payments on capital lease obligations	(57)	(90)
Payments of long-term debt	(103)	(875)
Proceeds from exercise of stock options and ESPP purchases	13	44

Net cash used in financing activities	(147)	(921)

Net increase (decrease) in cash and cash equivalents	762	(344)
Effect of exchange rate changes on cash and cash equivalents	15	(80)
Cash and cash equivalents at beginning of period	1,885	3,589

Cash and cash equivalents at end of period	$2,662	$3,165

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and disclosures thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”).

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $446.3 million as of March 31, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2006, we had available cash and short-term investments totaling $2.9 million and working capital of $3.4 million. During the first quarter of 2006, we incurred a net loss of $3.7 million and used $3.7 million in cash, restricted cash, and short-term investments. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

The proposed financing transaction is subject to stockholder approval and various other closing conditions, including no material adverse change in our business, operations, financial condition, or results of operations prior to the closing and only a specified amount of indebtedness outstanding as of the closing. We are in the process of solicitating stockholder approval of the proposed financing transaction, an increase in the authorized number of shares of our common stock, and certain other matters at our annual meeting of stockholders.

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

(3) Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires reporting and displaying comprehensive income (loss) and its components, which, for us, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net loss	$(3,720)	$(7,382)
Unrealized gains (losses) on available-for-sale securities	8	(19)
Foreign currency translation adjustments	36	(156)

Comprehensive loss	$(3,676)	$(7,557)

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

(5) Share-Based Compensation

We maintain several share-based compensation plans under which we may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. Effective January 1, 2006, the benefits provided under these plans are share-based compensation subject to the provisions of SFAS No. 123R, Share-Based Payment. Prior to January 1, 2006, we accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, we measured compensation expense for our stock options using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS 123 and 148. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

As a result of the adoption of SFAS 123R, our net loss for the three months ended March 31, 2006 includes $248,000 of compensation expense related to our share-based compensation awards. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expense ($66,000), selling and marketing expense ($37,000) and general and administrative expense ($145,000). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the cash flow statement.

We issue new shares upon the exercise of stock options.

Share-Based Compensation Plans

Stock Compensation Plans

We maintain several stock option plans under which we may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. Options vest and expire according to terms established at the grant date. Options generally vest over a period of four years from the date of grant and expire ten years from the date of grant. The plans provide for the grant of an aggregate of 4,750,000 shares of common stock. Beginning in 2001, the amount of authorized shares automatically increases by an amount equal to 4% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 2,000,000 shares.

On April 10, 2006, our board of directors adopted and authorized us to solicit stockholder approval of a 2006 equity incentive plan, or 2006 plan, as the successor to our current 1999 stock option plan, 1999 plan, to become effective upon its approval at the 2006 annual meeting of stockholders. In connection with the adoption of the 2006 plan, the board terminated the automatical annual increase feature under the current 1999 plan and resolved to cease to grant additional stock awards under the current plan following the effectiveness of the 2006 plan. The aggregate number of shares of common stock that may be issued under the 2006 plan after the effective date of the plan will equal the sum of (i) 10,500,000 shares, plus (ii) the number of shares that remain available for issuance under the 1999 plan, plus (iii) the number of shares subject to any stock awards under the 1999 plan that terminate or are forfeited or repurchased and would otherwise be returned to the share reserve under the 1999 plan. If the 2006 plan is approved by our stockholders at our 2006 annual meeting of stockholders, we will grant all stock option awards after that time under the 2006 plan.

Restricted Stock Awards and Deferred Compensation

During the year ended December 31, 2004, we issued 736,500 shares of restricted stock awards with a weighted average grant date fair value of $0.87 per share to certain executive officers and employees. The awards vested one year from the grant date. The deferred compensation for these restricted stock awards was based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then amortized as share-based compensation expense over the vesting period of the restricted stock. During the year ended December 31, 2005, we recognized approximately $0.3 million of amortization expense upon vesting of the awards.

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan (“1999 ESPP”). As of March 31, 2006, we had reserved 2,016,087 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 500,000 shares. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months, however, no employee may participate in more than one offering period at a time. Employees may allocate up to 15% of their pay to purchase shares, limited to 1,000 shares per purchase period and $25,000 per calendar year. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price. As of March 31, 2006, employees have contributed approximately $10,000 to the 1999 ESPP, and we have not recognized any share-based compensation expense related to the anticipated purchase on July 31, 2006.

Warrants

In connection with the acquisition of Axiom Biotechnologies, the outstanding warrant to purchase 22,000 Axiom ordinary shares at an exercise price of $3.50 was adjusted to be exercisable for 4,604 shares of our common stock at an exercise price of $16.73 per share. This warrant has not been exercised and expires in December 2011.

In connection with the Series C Preferred Stock issued in May 1997, we issued warrants to purchase an aggregate of 106,508 shares of our Series C Preferred Stock at an exercise price of $3.15 per share. These warrants became exercisable for shares of our common stock upon our initial public offering. These warrants expire in May 2007. As of March 31, 2006, 35,083 of these warrants remain outstanding.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued the landlord a warrant to purchase 150,000 shares of our common stock with an exercise price of $0.88 per share. The warrant expires in October 2015. As of March 31, 2006, all of the warrants are exercisable and remain outstanding.

Stock Options

The exercise price of all stock options granted during the three months ended March 31, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in operating results for the first three-months of fiscal year 2005. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Risk free interest rates	4.6%	4.5%
Volatility	101%	100%
Dividend yield	0%	0%
Expected option term	6.7	6.0

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on a weighted-average calculation combining the average life of stock options that have already been exercised or cancelled with the estimated life of all unexercised stock options.

As share-based compensation expense recognized in the Statement of Operations for the first quarter of fiscal 2006 is based on stock option awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.65% in the first quarter of fiscal 2006 based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each stock option granted during the three months ended March 31, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $0.53 and $1.32, respectively, per share of our common stock subject to the stock option.

A summary of the status of our stock option plans as of March 31, 2006 and of changes in stock options outstanding under the plans during the three months ended March 31, 2006 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,487,727	$4.41
Granted	35,750	0.63
Canceled	(859,802)	3.72
Exercised	—	—

Outstanding at March 31, 2006	4,663,675	$4.50	7.0	$13,530

Options vested and exercisable at March 31, 2006	2,905,338	$6.46	6.9	$3,064

For the three months ended March 31, 2006, share-based compensation expense related to stock options was $248,000. As of March 31, 2006, there was $0.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $0 and $10,000, respectively.

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation for stock option awards under the plan (in thousands, except loss per share data):

Three months ended March 31, 2005

Net loss as reported	$(7,382)
Add: Share-based compensation expense included in reported net loss	140
Deduct: Share-based employee compensation expense determined under fair value based method for all awards	$(559)

Net loss, including share-based compensation expense	$(7,801)

Net loss per share, basic and diluted, as reported in prior year	$(0.18)
Net loss per share, including share-based compensation expense	$(0.19)

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$2,476	$2,410
Work in process	88	—
Finished goods	1,359	1,751

Total	$3,923	$4,161

Inventories are shown net of excess and obsolescence reserves of $2.1 million and $3.1 million at March 31, 2006 and December 31, 2005, respectively.

(7) Acquisition and Integration Costs

As of March 31, 2006, we had approximately $1.1 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity in the three months ended March 31, 2006 was as follows (in thousands):

	Balance at December 31, 2005	Deductions	Balance at March 31, 2006
Costs to close facilities and exit lease commitments	$1,177	$(57)	$1,120

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

During the third quarter of 2005, as part of our strategy to stabilize the genetic systems business, we introduced a cost reduction plan, which included a reduction in existing headcount by approximately 30 persons across all departments by the end of 2005 compared to our headcount prior to the plan. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction. At March 31, 2006, we had an accrued balance of $0.1 million in respect of the restructuring charges. We expect to pay the remaining amounts due through the second quarter of 2006.

(9) Warranty reserves

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue.

Changes in our warranty liability during the three months ended March 31, 2006 were as follows (in thousands):

Balance as of December 31, 2005	$275
Additions charged to cost of revenues	40
Repairs and replacements	—

Balance as of March 31, 2006	$315

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. A decision is expected during the summer of 2006. The settlement is still subject to statutory notice requirements as well as final judicial approval. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed elsewhere in Item 1A of Part II of this report under the caption “Risk Factors.” Our expectations and the events, conditions, and circumstances on which these future forward-looking statements are based, will likely change.

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

We derive revenue primarily from sales of our MassARRAY hardware, software and consumable products. Our standard MassARRAY system combines proprietary software applications and DNA sample preparation methods with four basic components:

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

We have sold approximately 145 systems worldwide, and MassARRAY technology is accepted as a leading high-performance DNA analysis system. Our list of customers includes clinical research laboratories, biotechnology companies, and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to regional distribution partners in France, India, Israel, Japan, Korea, New Zealand, Singapore, Taiwan, and Turkey.

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

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing, and gene expression and epigenetic analysis in the molecular medicine market. We support epigenetic analysis – the analysis of DNA methylation.

We also plan to broaden the markets to which we sell our product line. We have identified four target segments for potential growth: clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories, and animal testing laboratories.

As of March 31, 2006, our product revenues consisted of revenues from the sales of MassARRAY hardware, software, consumables, and maintenance agreements. The impact of our MassARRAY Compact system, our iPLEX assay, and other new products and product applications on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

We have a history of recurring losses from operations and have an accumulated deficit of $446.3 million as of March 31, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2006, we had available cash and short-term investments totaling $2.9 million and working capital of $3.4 million. During the first quarter of 2006, we used $3.7 million in cash, restricted cash, and short-term investments. There is substantial doubt about our ability to continue as a going concern. Based on our current plans, we believe our cash, cash equivalents, and short-term investments will only be sufficient to fund our operating expenses, debt obligations, and capital requirements through the second quarter of 2006 unless we complete the proposed financing transaction discussed below.

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

The proposed financing transaction is subject to stockholder approval and various other closing conditions, including no material adverse change in our business, operations, financial condition, or results of operations prior to the closing and only a specified amount of indebtedness outstanding as of the closing. We are seeking approval of the proposed financing transaction, an increase in the authorized number of shares of our common stock, and certain other matters at our annual meeting of stockholders. Please refer to our proxy statement, which is available at www.sec.gov or through our website at www.sequenom.com, for more information.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues for the three months ended March 31, 2006 increased to $6.9 million from $4.3 million for the same period in 2005.

Product revenues are derived from sales of consumables including our SpectroCHIP bioarray chips, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, consumable revenues increased to $2.9 million from $2.8 million mainly due to demand for our iPLEX assay at higher average selling prices.

Other product related revenue was $3.7 million for the three months ended March 31, 2006, compared to $1.3 million for the same period in 2005. The increase of $2.4 million was primarily due to an increase in MassARRAY system hardware sales to $2.8 million for the three months ended March 31, 2006 from $0.7 million for the same period in 2005. Income from other product sales, including MassARRAY system maintenance contracts, software, license fees and royalties, for the three months ended March 31, 2006 and 2005 was $0.8 million and $0.6 million, respectively. During the first quarter of 2006, we recognized $2.3 million of revenue in respect of shipments that took place in 2005 that did not meet our criteria for revenue recognition at the time of shipment. As of March 31, 2006, we had shipped inventory, consisting primarily of hardware, with a cost of $0.4 million to certain customers in respect of purchase orders or contracts received which did not meet our criteria for revenue recognition. We expect to recognize $1.0 million of revenue in respect of these shipments upon receipt of payment from these customers during the quarter ending June 30, 2006.

We recorded service revenues of $14,000 for the three months ended March 31, 2006. We expect service revenues to increase during the remainder of 2006.

Research and other revenues were approximately $0.4 million and $0.2 million, respectively, for the three months ended March 31, 2006 and 2005. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. During the three months ended March 31, 2006, we recognized $0.3 million of revenue related to the license of certain proprietary genetic content to a third party.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services. While the launch of our iPLEX assay may result in individual customers purchasing less consumables overall compared to prior periods because their assay efficiency has increased, we believe that the iPLEX assay will facilitate an increase in demand for the MassARRAY system that will result in an increase in system sales for 2006 compared to 2005. We do not expect significant revenues for 2006 from sales of our recently launched QGE iPLEX and EpiTYPER assay applications.

Cost of product and service revenues and gross margin

Cost of product revenues for the three months ended March 31, 2006 and 2005 were $2.7 million and $2.6 million, respectively. Gross margins on product sales for the three months ended March 31, 2006 were 58%, compared to 36% for the same period in 2005. Gross margins primarily increased due to lower charges to obsolescence reserves resulting from improvement in inventory management.

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

Cost of service revenues for the three months ended March 31, 2006 were $7,000. Gross margins on service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Research and development expenses

Research and development expenses decreased to $2.5 million for the three months ended March 31, 2006 from $3.3 million for the same period in 2005. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The decrease in expenses of $0.8 million for the three months ended March 31, 2006 compared to the same period in 2005 primarily relates to reduced headcount costs of $0.5 million, $0.1 million lower operating consumable expenses and reduced depreciation charges of $0.2 million.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2006 and 2005 were $2.6 million. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2006 were $2.7 million, compared to $3.4 million for the same period in 2005. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The decrease of $0.7 million for the three months ended March 31, 2006 from the same period in 2005 was primarily due to a reduction in headcount costs of $0.8 million as a result of severance costs incurred in 2005, offset by increased legal-related expenses of $0.1 million as a result of our financing activities.

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

Amortization of acquired intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. Our intangible assets are being amortized over three to five years.

Net interest income

Net interest income was $47,000 for the three months ended March 31, 2006, compared to $95,000 for the same period in 2005, as increasing interest rates on our investments and reduced levels of debt compensated for lower average investment balances.

Deferred income tax benefit

The deferred tax benefit of $0.2 million for the three months ended March 31, 2006 and 2005 is due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics.

We maintain several stock option plans under which we may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $0.2 million.

At March 31, 2006, total unrecognized, estimated share-based compensation expense related to unvested stock options granted prior to that date was $0.8 million, which is expected to be recognized over a weighted average period of 1.3 years. Net stock options, after forfeitures and cancellations, granted during each of the three months ended March 31, 2006 and 2005 represented 0% and 0%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Total stock options granted during the three months ended March 31, 2006 and 2005 represented .09% and .11% of outstanding shares as of the end of each fiscal quarter, respectively. For more information about our accounting for share-based compensation expense, see Note 5 to the Financial Statements in Item 1.

Liquidity and Capital Resources

As of March 31, 2006, cash, cash equivalents, short-term investments and restricted cash totaled $5.0 million, compared to $8.7 million at December 31, 2005. Our cash reserves are held primarily in U.S. Government securities and money market accounts.

We have a history of recurring losses from operations and have an accumulated deficit of $446.3 million as of March 31, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2006, we had available cash and short-term investments totaling $2.9 million and working capital of $3.4 million. There is substantial doubt about our ability to continue as a going concern. Based on our current plans, we believe our cash, cash equivalents, and short-term investments will only be sufficient to fund our operating expenses, debt obligations, and capital requirements through the second quarter of 2006, unless we complete the proposed financing transaction discussed below.

Through March 31, 2006, we funded our capital requirements primarily with the net proceeds of our initial public offering of common stock of approximately $144 million, with private placements of equity securities of approximately $56 million, and with $61 million from the acquisition of Gemini Genomics in 2001.

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

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for three months ended March 31, 2006 was $3.5 million compared to $4.7 million for the same period in 2005. The use of cash was primarily a result of the net loss of $3.7 million for three months ended March 31, 2006, adjusted for non-cash depreciation and amortization of $1.1 million and $0.2 million of share-based compensation expenses offset by a decrease in accounts payable, accrued expenses and other liabilities totaling $1.1 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash, used $45,000 in cash during the three months ended March 31, 2006 due to purchases of capital equipment.

Net cash used by financing activities was $0.1 million for three months ended March 31, 2006 compared to $0.9 million used by financing activities for the same period in 2005. Financing activities during the three months ended March 31, 2006 included net payments of $0.2 million for long-term debt and capital leases and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases of $0.1 million.

On September 16, 2005, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). Pursuant to NASDAQ Marketplace Rule 4450(e)(2), we were provided until March 15, 2006 to regain compliance. On March 16, 2006, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that our common stock will be delisted, and that we may appeal the staff’s determination to a Listing Qualifications Panel. The letter also stated that, alternatively, we may apply to transfer our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion on The NASDAQ Capital Market, other than the minimum bid price rule, and that if the application is approved, we will be afforded the remainder of the NASDAQ Capital Market’s additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market. If we do not return to compliance after the second 180 day period, NASDAQ will issue a letter informing us that they will delist our common stock from the NASDAQ Capital Market. We requested and were granted a hearing with NASDAQ that was held on April 12, 2006 to appeal the proposed delisting. On April 24, 2006, we received a letter from the Nasdaq Listing Qualifications Panel of The Nasdaq Stock Market, Inc. notifying us that we had been granted an extension until June 15, 2006 to comply with Nasdaq’s minimum closing bid price requirement of $1.00 per share for ten consecutive trading days. We are seeking approval of a reverse stock split for our common stock from our stockholders at our annual meeting of stockholders on May 31, 2006 in an effort to comply with the minimum closing bid price requirement.

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

The following table summarizes our contractual obligations as of March 31, 2006:

Contractual obligations (In thousands)	Total	Less than one year	1-3 years	After 3 years
Long-term debt	$96	$96	$—	$—
Capital lease obligations	136	136	—	—
Operating leases	46,208	2,993	10,121	33,094
Open purchase orders	3,027	3,027	—	—

Total contractual obligations	$49,467	$6,252	$10,121	$33,094

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

We had a $3.5 million bank line of credit, which expired on January 31, 2006. As of March 31, 2006, we had outstanding stand-by letters of credit with financial institutions totaling $1.8 million. In April 2006, a $0.6 million letter of credit was cancelled as we paid off the related remaining $0.2 million balance of our asset-backed note and capital lease agreements. A remaining operating lease letter of credit of $1.1 million will remain in place until the expiration of the building lease agreement in December 2010 and will not be drawn down unless we default upon our obligation.

As of March 31, 2006, we were in breach of one of the covenants of our capital leases, which requires us to have in excess of $15 million of unrestricted cash and short-term investments. The lender has waived these breaches, and we provided the lender with a letter of credit for $0.6 million. As discussed above, in April 2006, we paid off the remaining $0.2 million balance of our asset-backed note and capital leases and the related letter of credit was cancelled. We have no commitments for any additional debt financings.

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

	As of March 31, 2006 Net foreign monetary assets/(liabilities)
Functional currency of operations	US dollars	GBP
	($ in millions)
Euro	$0.9	$0.2

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $94,000. A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $42,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the period ended March 31, 2006. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC’s rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We also maintain internal controls and procedures that are designed to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with accounting principles generally accepted in the United States.

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of March 31, 2006. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. A decision is expected during the summer of 2006. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 1A.	Risk Factors

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2005.

If we fail to complete our previously announced proposed financing and do not otherwise obtain the capital necessary to fund our operations when needed, we could be forced to discontinue our operations.

As of March 31, 2006, we had available cash, cash equivalents, and investments of approximately $2.9 million. Based on our current plans, we believe our cash, cash equivalents and short-term investments will only be sufficient to fund our operating expenses, debt obligations and capital requirements through the second quarter of 2006. Without additional capital, meeting our working capital needs under a continuation of our current business model would prove difficult beyond the second quarter. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. During the past year we undertook a number of actions to reduce our monthly cash requirements, including, among other things, reductions in workforce and related payroll costs, reductions in the growth of executive compensation, reductions or deferrals in facility costs, and other cost-cutting measures. However, these actions will not permit us to continue as a going concern past the second quarter of 2006 without additional capital.

On March 30, 2006, we entered into an amended and restated securities purchase agreement under which we agreed to sell and issue to four investors an aggregate of 60,000,000 shares of our common stock, and related warrants to purchase up to an aggregate of 36,000,000 shares of our common stock for gross proceeds of $33.0 million not including any proceeds from the exercise of the warrants. Completion of this proposed financing is subject to the satisfaction of certain conditions, some of which are outside of our control, including but not limited to:

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

Our Stock May Be Delisted From The NASDAQ National Market.

The NASDAQ National Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In recent months our common stock has traded below $1.00 per share and the closing bid price of our common stock has been below $1.00 per share. On September 16, 2005, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). Pursuant to NASDAQ Marketplace Rule 4450(e)(2), we were provided until March 15, 2006 to regain compliance. On March 16, 2006, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that our common stock would be delisted, and that we may appeal the staff’s determination to a Listing Qualifications Panel. The notice also stated that, alternatively, we may apply to transfer our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion on The NASDAQ Capital Market, other than the minimum bid price rule, and that if the application is approved, we would be afforded the remainder of the NASDAQ Capital Market’s additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market. If we did not satisfy the requirements for initial inclusion on The NASDAQ Capital Market, we would not be able to take advantage of this additional 180-day period. Even if we did satisfy the initial listing requirements, if we did not return to compliance after the second 180 day period, NASDAQ would issue a letter informing us that they would delist our common stock from the NASDAQ Capital Market. We requested and were granted a hearing with NASDAQ that was held on April 12, 2006 to appeal the proposed delisting. On April 24, 2006, we received a letter from the Nasdaq Listing Qualifications Panel of The Nasdaq Stock Market, Inc. notifying us that we had been granted an extension until June 15, 2006 to comply with Nasdaq’s minimum closing bid price requirement of $1.00 per share for ten consecutive trading days. If we continue to fail to meet all applicable NASDAQ National Market or NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, suppliers and employees.

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

We have experienced significant operating losses in each period since our inception. At March 31, 2006, our accumulated deficit was approximately $446.3 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	the status of and any developments with respect to our proposed financing;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our success in selling, and changes in the demand for, our products and services including our MassARRAY Compact benchtop version and iPLEX multiplexing application, and demand for services and products for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis);

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our ability to develop new applications and products, such as diagnostic assays, and the success of such applications and products;

•	the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•	our research and development progress;

•	our ability to promote, and license or sell, candidate disease gene markers that may lead to future diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	material developments in our customer and supplier relationships;

•	our ability to clinically validate any potential diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

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

We expect that our revenues in the foreseeable future will be derived primarily from MassARRAY system products provided to pharmaceutical and biotechnology companies, laboratories, companies and institutions that service the livestock industry, and governmental and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

•	uncertainty about our ability to fund operations and supply products to customers;

•	changes in economic conditions and possible country-based boycotts;

•	changes in government programs that provide funding;

•	changes in the regulatory environment affecting health care and health care providers;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX mulitplexing application may result in lower volumes of consumable chip purchases by customers, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 41% of our total revenues for the three months ended March 31, 2006, compared to 65% of our total revenues for the three months ended March 31, 2005. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

A number of potential applications of our MassARRAY technology, including diagnostic applications, may require significant enhancements in our core technology or the licensing of third-party intellectual property rights or technologies. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our new products or applications, such as gene expression analysis, epigenetic analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that have been already established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, Samsung Electronics Co., Ltd. supplies our nanodispensers (also known as pintools), and Majer Precision Engineering, Inc. supplies the pins for the pintools. We also have sole suppliers for certain of our consumable products. In the event of any adverse developments with these vendors, our product supply may be interrupted which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 43% and 52% of our sales were made outside of the United States in the three months ended March 31, 2006 and 2005, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

Various provisions of our certificate of incorporation and bylaws and Delaware law may discourage or prevent a third party from acquiring us, even if doing so would benefit our stockholders. In addition, these provisions may prevent or frustrate any stockholder attempt to change our direction or management. These provisions provide for, among other things, a classified board of directors, by which approximately one third of the directors are elected each year, advance notice requirements for proposals that can be acted upon at stockholder meetings and limitations on who may call stockholder meetings. In October 2001, we adopted a stockholder rights plan. Pursuant to our stockholders rights plan, each share of our outstanding common stock has an associated preferred share purchase right. The rights will not trade separately from our common stock until, and are exercisable only upon, the acquisition or potential acquisition by a person or group of or the tender offer for 15% or more of our common stock. In connection with the proposed financing, we amended our stockholder rights plan so that it would not be triggered by the proposed financing and would terminate automatically immediately prior to the closing of the financing. In connection with soliciting stockholder approval of the proposed financing, we are required to request that our stockholders approve amendments to our certificate of incorporation and bylaws effective upon the closing of the financing to (i) remove the classification of our board of directors (ii) remove the prohibition on stockholders acting by written consent, (iii) remove the requirement that certain actions must be approved either by a supermajority of 66 2/3% of the directors or by the holders of a supermajority of 66 2/3% of the shares outstanding and (iv) allow the holders of a majority of the shares outstanding to call special meetings as well as to update the bylaws generally. If the stockholders do not approve these proposals, we are required to resubmit these proposals to our stockholders after the closing of the financing. Once the board is no longer classified, all directors will be subject to stockholder approval at each annual meeting of stockholders. In October 2004, we entered into an agreement with Siemens AG whereby we agreed to provide Siemens with written notice of written offers from a third party involving the sale of, transfer of, or license to, all or substantial parts of our assets or the acquisition of the majority of our shares, and agreed to consider any written bid for the same or substantially the same assets or shares submitted by Siemens for a 30 business day period following such notification. We provided notice to Siemens in connection with the proposed financing and they elected to participate as a purchaser. As a result of these provisions, we could delay, deter or prevent a takeover attempt or third party acquisition that our stockholders consider to be in their best interests, including a takeover attempt that results in the payment of a premium for our common stock. The anti-takeover effect of these provisions will be substantially reduced in connection with the closing of the proposed financing. Our board of directors, without further approval of the stockholders, is authorized to issue “blank check” preferred stock and to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges, and restrictions applicable to this preferred stock. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, making it more difficult for a third party to gain control of us, discouraging premium bids for our common stock or otherwise adversely affecting the market price of our common stock.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Bylaws of Registrant, as amended

3.3(3)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock

4.1(1)	Specimen common stock certificate

4.2(3)	Rights Agreement dated as of October 22, 2001 between the Registrant and American Stock and Transfer & Trust Company.

4.3(4)	Amendment to Rights Agreement dated March 27, 2006 between the Registrant and American Stock Transfer & Trust Company.

10.41(5)	Amended and Restated Securities Purchase Agreement dated March 30, 2006 by and between the Registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital Gmbh

10.42 (5)	Form of Registration Rights Agreement to be entered into by and among the Registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital Gmbh

10.43(5)	Form of Warrant to be issued pursuant to the Amended and Restated Securities Purchase Agreement dated March 30, 2006.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 23, 2001.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 28, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, INC.

Dated: May 15, 2006	By:	/s/ HARRY STYLLI
Harry Stylli
President and Chief Executive Officer