Form 10-Q
period 2006-06-30
SEQUENOM INC
filed 2006-08-14
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2006 was 33,433,804.

SEQUENOM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value and share information)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,231	$1,885
Short-term investments	—	4,158
Restricted cash and investments	1,382	2,571
Accounts receivable, net	3,527	2,321
Inventories, net	3,069	4,161
Other current assets and prepaid expenses	952	738

Total current assets	40,161	15,834
Equipment and leasehold improvements, net	4,631	5,621
Intangible assets, net	1,086	2,316
Restricted cash and investments, net of current portion	68	64
Other assets	583	601

Total assets	$46,529	$24,436

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,255	$3,532
Accrued expenses	4,143	4,981
Accrued acquisition and integration costs	229	226
Deferred revenue	1,383	1,299
Current portion of long-term bank debt	—	200
Current portion of capital lease obligations	—	193

Total current liabilities	9,010	10,431
Deferred revenue, less current portion	186	202
Other long-term liabilities	1,600	413
Long-term accrued acquisition and integration costs, less current portion	835	950
Long-term deferred tax liability	232	697
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares—5,000,000.	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 33,416,463 and 13,409,542 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively (See Note 1)	60	40
Additional paid-in capital	484,232	453,796
Accumulated other comprehensive income	538	467
Accumulated deficit	(450,164)	(442,560)

Total stockholders’ equity	34,666	11,743

Total liabilities and stockholders’ equity	$46,529	$24,436

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenue:
Consumables	$3,094	$2,617	$5,949	$5,398
Other product related	3,888	3,424	7,553	4,733
Services	190	—	204	—
Research and other	16	134	393	325

Total operating revenue	7,188	6,175	14,099	10,456

Costs and expenses:
Cost of product revenue	2,969	3,156	5,682	5,772
Cost of service revenue	59	—	66	—
Research and development	2,426	3,024	4,891	6,317
Selling and marketing	2,461	3,119	5,104	5,704
General and administrative	2,983	2,798	5,641	6,207
Restructuring charges	—	—	4	(212)
Amortization of acquired intangibles	504	504	1,007	1,007

Total costs and expenses	11,402	12,601	22,395	24,795

Loss from operations	(4,214)	(6,426)	(8,296)	(14,339)
Interest income, net	74	83	121	178
Other income, net	23	48	107	251

Loss before income taxes	(4,117)	(6,295)	(8,068)	(13,910)
Deferred income tax benefit	232	232	464	465

Net loss	(3,885)	(6,063)	(7,604)	(13,445)

Net loss per share, basic and diluted	$(0.21)	$(0.46)	$(0.47)	$(1.01)

Weighted average shares outstanding, basic and diluted (See Note 1)	18,851	13,257	16,163	13,253

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six months ended June 30,
	2006	2005
	(Unaudited)
Operating activities
Net loss	$(7,604)	$(13,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	521	256
Depreciation and amortization	2,096	2,661
Other non-cash items	1,645	215
Deferred income tax benefit	(465)	(465)
Changes in operating assets and liabilities:
Inventories	1,130	673
Accounts receivable	(1,145)	(650)
Other current assets	(185)	(705)
Accounts payable and accrued expenses	(980)	1,375
Deferred revenue	29	746
Other liabilities	(292)	385

Net cash used in operating activities	(5,250)	(8,954)

Investing activities
Purchase of equipment, leasehold improvements and intangibles	(306)	(1,417)
Net change in restricted cash	1,192	1,086
Net change in marketable investment securities	4,158	11,123

Net cash provided by investing activities	5,044	10,792

Financing activities
Payments on capital lease obligations	(193)	(289)
Payments of long-term debt	(200)	(1,758)
Proceeds from exercise of stock options and ESPP purchases	13	44
Proceeds from issuance of common stock and warrants	29,922	—

Net cash provided by (used in) financing activities	29,542	(2,003)

Net increase (decrease) in cash and cash equivalents	29,336	(165)
Effect of exchange rate changes on cash and cash equivalents	10	(163)
Cash and cash equivalents at beginning of period	1,885	3,589

Cash and cash equivalents at end of period	$31,231	$3,261

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

On May 31, 2006, in conjunction with our annual meeting of stockholders, our stockholders approved amendments to our certificate of incorporation to effect a reverse stock split of our common stock and to increase the number of authorized shares of common stock to 185,000,000. On June 1, 2006, we completed a 1-for-3 reverse stock split of our common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

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

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $450.2 million as of June 30, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. In June 2006, we closed a private placement financing that provided us with approximately $30 million of net proceeds from the sale of common stock and warrants to purchase shares of common stock. As of June 30, 2006, we had available cash and short-term investments totaling $31.2 million and working capital of $31.1 million. During the first six months of 2006, we incurred a net loss of $7.6 million and used $5.2 million in cash, restricted cash, and short-term investments in our operating activities. We expect that our current cash and short-term investments will be sufficient to fund our operating expenses and capital requirements through at least 2007.

(3) Comprehensive Loss

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Comprehensive loss:
Net loss	$(3,885)	$(6,063)	$(7,604)	$(13,445)
Unrealized gains (losses) on available-for-sale securities	(10)	25	(2)	7
Foreign currency translation adjustments	37	(171)	73	(328)

Comprehensive loss	$(3,858)	$(6,209)	$(7,533)	$(13,766)

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

(5) Stockholders’ Equity

In June 2006, we closed a private placement financing that provided us with approximately $30 million of net proceeds from the sale of 19,999,998 shares of common stock and seven year warrants to purchase up to an additional 11,999,999 shares of common stock, subject to certain adjustment provisions. In conjunction with the private placement financing and our annual meeting of stockholders, our stockholders approved amendments to our certificate of incorporation to effect a reverse stock split and increase the number of authorized shares of common stock to 185,000,000. On June 1, 2006, we completed a 1-for-3 reverse stock split of our common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

(6) Share-Based Compensation

Effective January 1, 2006, the benefits provided under our share-based compensation plan is share-based compensation subject to the provisions of SFAS No. 123R, Share-Based Payment. Prior to January 1, 2006, we accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, we measured compensation expense for our stock options using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS 123 as amended by SFAS 148. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

As a result of the adoption of SFAS 123R, our net loss for the three and six months ended June 30, 2006 includes $274,000 and $521,000, respectively, of compensation expense related to our share-based compensation awards. The compensation expense for the three and six months ended June 30, 2006, respectively, related to our share-based compensation arrangements is recorded as components of research and development expense ($53,000 and $119,000), selling and marketing expense ($35,000 and $71,000) and general and administrative expense ($186,000 and $331,000). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the condensed consolidated cash flow statement.

We issue new shares upon the exercise of stock options.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, the stockholders approved our 2006 equity incentive plan, or 2006 plan, as the successor to our 1999 stock option plan, or 1999 plan. In connection with the adoption of the 2006 plan, we terminated the automatic annual increase feature under the current 1999 plan and resolved to cease to grant additional stock awards under the 1999 plan following the effectiveness of the 2006 plan. The aggregate number of shares of common stock that may be issued under the 2006 plan is 7,282,158, plus the number of shares subject to any stock awards under the 1999 plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 plan.

Restricted Stock Awards and Deferred Compensation

During the year ended December 31, 2004, we issued 245,500 shares of restricted stock awards with a weighted average grant date fair value of $2.61 per share to certain executive officers and employees. The awards vested one year from the grant date. The deferred compensation for these restricted stock awards was based on the number of shares granted multiplied by the fair market value of the stock on the date of grant and then amortized as share-based compensation expense over the vesting period of the restricted stock. During the year ended December 31, 2005, we recognized approximately $0.3 million of amortization expense upon vesting of the awards.

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan, or 1999 ESPP. As of June 30, 2006, we had reserved 672,333 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price. As of June 30, 2006, employees have contributed approximately $23,000 to the, current offering period of the 1999 ESPP, and we have not recognized any share-based compensation expense related to the anticipated purchase on July 31, 2006.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, the outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50 was adjusted to be exercisable for 1,535 shares of our common stock at an exercise price of $50.19 per share. This warrant has not been exercised and expires in December 2011.

In connection with the Series C Preferred Stock issued in May 1997, we issued warrants to purchase an aggregate of 35,503 shares of our Series C Preferred Stock at an exercise price of $9.45 per share. These warrants became exercisable for shares of our common stock upon our initial public offering. These warrants expire in May 2007. As of June 30, 2006, 11,694 of these warrants remain outstanding.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of June 30, 2006, all of the warrants are exercisable and remain outstanding.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants expire in June 2013. Additionally, we issued to our placement agent in conjunction with the private placement financing a warrant to purchase an aggregate of 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant expires in June 2011. As of June 30, 2006, all of the warrants issued in conjunction with the private placement financing are exercisable and remain outstanding.

Stock Options

The exercise price of all stock options granted during the six months ended June 30, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in operating results for the three and six months ended June 30, 2005. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk free interest rates	5.0%	3.9%	4.6% - 5.0%	3.9 -4.5%
Volatility	101%	94%	101%	94% -100%
Dividend yield	0%	0%	0%	0%
Expected option term (years)	6.7	6.0	6.7	6.0
Weighted average fair value of stock option grants	$1.62	$2.77	$1.62	$2.80

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.65% based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment.

A summary of the status of our stock option plans as of June 30, 2006 and of changes in stock options outstanding under the plans during the six months ended June 30, 2006 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,829,242	$13.21
Granted	1,588,684	2.92
Canceled	(629,131)	6.39
Exercised	—	—

Outstanding at June 30, 2006	2,788,795	$7.31	8.6	$1,111

Options vested and exercisable at June 30, 2006	813,714	$19.39	6.0	$1,100

As of June 30, 2006, there was $3.3 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.71 years. Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $0 and $10,000, respectively.

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation for stock option awards under the plan (in thousands, except loss per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30 2005
Net loss as reported	$(6,063)	$(13,445)
Add: Stock-based compensation expense included in reported net loss	$113	$253
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	$(415)	$(974)

Pro forma net loss	$(6,365)	$(14,166)

Net loss per share, basic and diluted, as reported	$(0.46)	$(1.01)
Pro forma net loss per share, basic and diluted	$(0.48)	$(1.07)

(6) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$1,760	$2,410
Work in process	11	—
Finished goods	1,298	1,751

Total	$3,069	$4,161

Inventories are shown net of excess and obsolescence reserves of $2.0 million and $3.1 million at June 30, 2006 and December 31, 2005, respectively.

(7) Acquisition and Integration Costs

As of June 30, 2006, we had approximately $1.1 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity for the six months ended June 30, 2006 was as follows (in thousands):

	Balance at December 31, 2005	Deductions	Balance at June 30, 2006
Costs to close facilities and exit lease commitments	$1,177	$(113)	$1,064

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

During the third quarter of 2005, as part of our strategy to stabilize the genetic systems business, we introduced a cost reduction plan, which included a reduction in existing headcount by approximately 30 persons across all departments by the end of 2005 compared to our headcount prior to the plan. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction. At June 30, 2006, we no longer had an accrued balance in respect of the restructuring charges.

(9) Warranty reserves

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue.

Changes in our warranty liability during the six months ended June 30, 2006 were as follows (in thousands):

Balance as of December 31, 2005	$275
Additions charged to cost of revenues	175
Repairs and replacements	—

Balance as of June 30, 2006	$450

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. The settlement is still subject to statutory notice requirements as well as final judicial approval. A decision is expected before the end of 2006. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

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

Overview

We are a genetics company committed to providing the best genetic analysis products and services that translate genomic science into superior solutions for the biomedical research and agricultural markets. Our proprietary MassARRAY system, comprised of hardware, software applications, and consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations therein. In late 2005, we launched our services business which provides genetic analysis research services to customers as a complement or as an alternative to our systems product offerings. Our research and development efforts are committed to producing new and improved applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated. Our research and development efforts are also directed to the development of diagnostic tests, particularly non-invasive prenatal diagnostics, for use on the MassARRAY system and potentially other platforms.

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

MassARRAY technology is accepted as a leading high-performance DNA analysis system. Our customers include clinical research laboratories, biotechnology companies, academic institutions and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to regional distribution partners in France, India, Israel, Japan, Korea, New Zealand, Singapore, Taiwan, and Turkey.

Genetic analysis is primarily conducted in two key biomedical research market sectors: the academic research market, where we currently focus, and the clinical analysis market, where we are expanding. The research market is a relatively small market and is mainly comprised of academic institutions, which make initial genetic discoveries and it is the source of new genetic content. The clinical analysis market is significantly larger and takes the genetic analysis a step further to establish the use of genes and genetic markers for the potential benefit of the general population.

The needs of these markets differ significantly. The academic research market requires very high data density per sample, high sample throughput, and is price competitive. The clinical analysis market is typically interested in a well defined number of markers per sample, has a longer development cycle, and is less price competitive. Sample throughput requirements are not nearly as high. Considering the clinical analysis market’s requirements and the strengths of the MassARRAY system, including its high sensitivity, specificity, and reproducibility, we believe there is significant opportunity to be more competitive in the clinical analysis market.

We also plan to broaden the markets to which we sell our product line. We have identified four target segments for potential growth: clinical research and clinical marker validation, the emerging field of molecular medicine, genetic service laboratories, and animal testing laboratories.

As of June 30, 2006, our product revenues consisted of revenues from the sales of MassARRAY hardware, software, consumables, and maintenance agreements. The impact of our MassARRAY Compact system, our iPLEX assay, and other new products and product applications on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

We have a history of recurring losses from operations and have an accumulated deficit of $450.2 million as of June 30, 2006. Our capital requirements to sustain operations, including research and development, have been and will continue to be significant. As of June 30, 2006, we had available cash and short-term investments totaling $31.2 million and working capital of $31.1 million. On June 6, 2006, we completed a financing transaction involving the sale of 19,999,998 shares of common stock and warrants to purchase an aggregate of 11,999,999 shares of our common stock, which resulted in net proceeds to us of approximately $30.0 million. Based on our current cash availability and plans, we believe our cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital requirements through at least 2007.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Revenues

Total revenues for the three months ended June 30, 2006 increased to $7.2 million from $6.2 million for the same period in 2005. Total revenues for the six months ended June 30, 2006 increased to $14.1 million from $10.5 million for the same period in 2005.

For the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, consumable revenues increased to $3.1 million and $5.9 million, respectively, from $2.6 million and $5.4 million primarily due to increased demand for our iPLEX assay.

Other product related revenue was $3.9 million and $7.6 million, respectively, for the three and six months ended June 30, 2006, compared to $3.4 million and $4.7 million, respectively, for the same periods in 2005. The increase of $0.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to an increase in MassARRAY system hardware sales to $3.3 million for the three months ended June 30, 2006 from $2.7 million for the same period in 2005. The increase of $2.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to an increase in MassARRAY system hardware sales to $6.4 million for the six months ended June 30, 2006 from $3.4 million for the same period in 2005. Revenue from other product sales, including MassARRAY system maintenance contracts, license fees and royalties, for the three months ended June 30, 2006 and 2005 was $0.5 million and $0.7 million, respectively. Revenue from other product sales, including MassARRAY system maintenance contracts, license fees and royalties, for the six months ended June 30, 2006 and 2005 was $1.5 million and $1.2 million, respectively.

We recorded service revenues of $0.2 million for the three and six months ended June 30, 2006. We expect service revenues to continue to increase during the remainder of 2006.

Research and other revenues were approximately $16,000 and $0.4 million, respectively, for the three and six months ended June 30, 2006 compared to $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2005. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. During the six months ended June 30, 2006, we recognized $0.3 million of revenue related to the license of certain proprietary genetic content to a third party.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and six months ended June 30, 2006 were $3.0 million and $5.7 million, respectively, compared to $3.2 million and $5.8 million, respectively, in the same periods of 2005. Gross margins on product sales for the three and six months ended June 30, 2006 were 57% and 58%, respectively, compared to 48% and 43%, respectively, for the same periods in 2005. Gross margins primarily increased due to lower charges to obsolescence reserves resulting from improvement in inventory management.

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

Cost of service revenues for the three and six months ended June 30, 2006 were $59,000 and $66,000, respectively. Gross margins on service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Research and development expenses

Research and development expenses decreased to $2.4 million for the three months ended June 30, 2006 from $3.0 million for the same period in 2005, and to $4.9 million in the six months ended June 30, 2006 from $6.3 million for the same period in 2005. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The decrease in research and development expenses of $0.6 million for the three months ended June 30, 2006 compared to the same period in 2005 primarily relates to reduced salaries and personnel costs of $0.5 million. The decrease in research and development expenses of $1.4 million for the six months ended June 30, 2006 compared to the same period in 2005 primarily relates to reduced salaries and personnel costs of $0.9 million, lower operating consumable expenses of $0.2 million and reduced depreciation charges of $0.3 million.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2006 and 2005 were $2.5 million and $3.1 million, respectively. Selling and marketing expenses for the six months ended June 30, 2006 and 2005 were $5.1 million and $5.7 million, respectively. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The decrease in selling and marketing expenses of $0.6 million for the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily relates to reduced salaries and personnel costs of $0.6 million.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2006 were $3.0 million, compared to $2.8 million for the same period in 2005. General and administrative expenses for the six months ended June 30, 2006 were $5.6 million, compared to $6.2 million for the same period in 2005. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase of $0.2 million for the three months ended June 30, 2006 from the same period in 2005 was primarily due to an increase in share based payment expenses of $0.2 million in 2006. The decrease of $0.6 million for the six months ended June 30, 2006 from the same period in 2005 primarily relates to reduced salaries and personnel costs of $1.0 million partially offset by increases in share based payment expense of $0.2 million and legal related expenses of $0.2 million primarily as a result of our financing activities.

Restructuring charges

During the third quarter of 2004, we closed our Sequenom Pharmaceuticals business segment. During the first six months of 2005, we sold certain tangible assets and recovered $0.2 million in excess of the carrying value, which we had previously fully provided for as part of the restructuring charge. We do not expect to incur additional expense or recover additional amounts from the closure of our Sequenom Pharmaceuticals business segment.

Amortization of acquired intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. Our intangible assets are being amortized over three to five years.

Net interest income

Net interest income was $74,000 and $121,000, respectively, for the three and six months ended June 30, 2006, compared to $83,000 and $178,000, respectively, for the same periods in 2005. The slight increase was due to reduced levels of debt and increasing interest rates on our investments, which compensated for lower average investment balances.

Deferred income tax benefit

The deferred tax benefit of $0.2 and $0.5 million, respectively, for the three and six months ended June 30, 2006 and 2005 is due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics.

Share-based compensation

The benefits provided under our share compensation plan is subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the three and six months ended June 30, 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $0.3 million and $0.5 million, respectively.

At June 30, 2006, total unrecognized, estimated share-based compensation expense related to unvested stock options granted prior to that date was $3.3 million, which is expected to be recognized over a weighted average period of 2.7 years. Net stock options, after forfeitures and cancellations, granted during each of the three months ended June 30, 2006 and 2005 represented 3.7% and 2.6%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Total stock options granted during the three months ended June 30, 2006 and 2005 represented 4.7% and 3.5% of outstanding shares as of the end of each fiscal quarter, respectively. For more information about our accounting for share-based compensation expense, see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

Liquidity and Capital Resources

As of June 30, 2006, cash, cash equivalents, short-term investments and restricted cash totaled $32.6 million, compared to $8.7 million at December 31, 2005. Our cash reserves are held primarily in federal, state and local municipality government securities and money market accounts.

We have a history of recurring losses from operations and have an accumulated deficit of $450.2 million as of June 30, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2006, we had available cash and short-term investments totaling $31.2 million and working capital of $31.1 million. We believe that our existing cash and cash equivalents balances, investments and cash flows from operating activities will be sufficient to support our operating expenses and capital requirements through at least 2007.

Through June 30, 2006, we funded our capital requirements primarily with the net proceeds of our initial public offering of common stock of approximately $144 million, with private placements of equity securities of approximately $86 million, and with $61 million from the acquisition of Gemini Genomics in 2001.

In June 2006, we closed a private placement financing that provided us with approximately $30 million of net proceeds from the sale of common stock and warrants to purchase shares of common stock.

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations during the six months ended June 30, 2006 was $5.2 million compared to $9.0 million for the same period in 2005. The use of cash was primarily a result of the net loss of $7.6 million during the six months ended June 30, 2006, adjusted for non-cash depreciation and amortization of $2.1 million, other non-cash items of $1.6 million, share-based compensation expenses of $0.5 million and a decrease in inventories of $1.1 million offset by an increase in accounts receivable of $1.1 million and a decrease in accounts payable, accrued expenses and other liabilities totaling $1.3 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash, used $0.3 million in cash during the six months ended June 30, 2006 compared to $1.4 million for the same period of 2005 related to the purchases of capital equipment.

Net cash provided by financing activities was $29.5 million during the six months ended June 30, 2006 compared to $2.0 million used by financing activities for the same period in 2005. Financing activities during the six months ended June 30, 2006 included net receipts of $29.9 million from the issuance of common stock and warrants to purchase common stock partially offset by net payments of $0.4 million for long-term debt and capital leases.

On June 26, 2006, we obtained approval from the Listing Qualifications Department for continued listing on The NASDAQ National Market (now The NASDAQ Global Market), subject to our filing on or before August 14, 2006 our Quarterly Report on Form 10-Q for the quarter ending June 30, 2006 evidencing stockholders’ equity of at least $10 million. We expect with the filing of this Quarterly Report on Form 10-Q to be granted final approval of our continued listing on The NASDAQ Global Market.

If we fail to continue to meet all applicable NASDAQ Global Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, suppliers and employees.

The following table summarizes our contractual obligations as of June 30, 2006:

Contractual obligations (In thousands)	Total	Less than one year	1-3 years	After 3 years
Operating leases	$45,730	$3,094	$11,036	$31,600
Open purchase orders	2,543	2,543	—	—

Total contractual obligations	$48,273	$5,637	$11,036	$31,600

Future operating lease commitments for leases have not been reduced by future minimum sublease rentals to be received through December 2010 aggregating $1.2 million. Open purchase orders are primarily for inventory items and research and development supplies.

In September 2005, we entered into an amendment to our lease for our corporate headquarters in San Diego. The lease amendment provides for the deferral of approximately $3.2 million of the monthly rent payments by reducing the monthly payments through September 30, 2007 and increasing the aggregate monthly payments by the deferred amount for the remaining term of the lease, from October 1, 2007 to September 30, 2012. The total obligation under the lease remains unchanged. The contractual obligation table above reflects the deferral of these rent payments. As of June 30, 2006, we have recorded $1.6 million as deferred rent.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital requirements through at least 2007. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

We had a $3.5 million bank line of credit, which expired on January 31, 2006. As of June 30, 2006, we had outstanding stand-by letters of credit with financial institutions totaling $1.2 million. An operating lease letter of credit of $1.1 million will remain in place until the expiration of our building lease agreement in December 2010 and will not be drawn down unless we default upon our obligation.

As of June 30, 2006, we have no commitments for any additional debt financings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investments

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non-government debt securities rated BBB or above by Standard & Poor’s. Our investment policy includes a minimum quality rating for all new investments. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. We have not experienced any significant losses in our investment portfolio as a result of rating changes. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is provided.

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

	As of June 30, 2006
	Net foreign monetary assets/(liabilities)
Functional currency of operations	US dollars	GBP
	($ in millions)
Euro	$0.8	$0.1

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $84,000. A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $13,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the six months ended June 30, 2006. We had no deferred gains or losses during the three and six months ended June 30, 2006.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the three and six months ended June 30, 2006.

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

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as of June 30, 2006. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. A decision is expected before the end of 2006. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

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

Our business may require additional investment that we have not yet secured. As of June 30, 2006, we have available cash, cash equivalents and short-term investments of approximately $31.2 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital requirements through at least 2007. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

If the investors in our June 2006 private placement choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.

The investors in our June 2006 private placement beneficially own approximately 60% of our common stock based on the number of shares of our common stock outstanding on June 30, 2006. Upon the exercise in full of the warrants issued in the private placement (assuming no cashless exercise), these investors would control up to approximately 70% of the voting power of our capital stock based on the number of shares of our common stock outstanding on June 30, 2006. These stockholders, acting together, have substantial control over us. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. These stockholders hold nearly all of the shares needed to approve amendments to our Bylaws and Certificate of Incorporation to remove certain supermajority voting provisions, permit stockholders holding a majority of our outstanding shares to call special meetings of stockholders, and permit stockholder actions by written consent. Pursuant to the securities purchase agreement entered into with the investors in our private placement, we are required to call a special meeting of stockholders within 60 days of the request of any two directors nominated by the investors for the purpose of seeking approval of these amendments to our Bylaws and Certificate of Incorporation or any other action that is proposed in good faith by at least three of our directors for legitimate corporate purposes. The approval of these amendments to our Bylaws and Certificate of Incorporation would provide even greater control to the investors in the private placement if they elect to act together.

If the investors in our private placement sell their shares which have been registered under the Securities Act, the market price of our common stock may decline significantly.

The shares of common stock issued to the investors in our private placement, as well as any shares issuable upon exercise of the warrants issued to the investors, have been registered under the Securities Act of 1933, as amended, or Securities Act, and such shares are freely transferable without restriction under the Securities Act (but may be subject to the short-swing profit rules and other restrictions on affiliates under the Securities Exchange Act of 1934, as amended). If a large number of shares are sold into the public market, the market price of our common stock may decline significantly.

Our Stock May Be Delisted From The NASDAQ Global Market.

The NASDAQ National Market (now the NASDAQ Global Market) imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In recent months our common stock has traded below $1.00 per share and the closing bid price of our common stock has been below $1.00 per share. On September 16, 2005, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). Pursuant to NASDAQ Marketplace Rule 4450(e)(2), we were provided until March 15, 2006 to regain compliance. On March 16, 2006, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that our common stock would be delisted, and that we may appeal the staff’s determination to a Listing Qualifications Panel. We requested and were granted a hearing with NASDAQ that was held on April 12, 2006 to appeal the proposed delisting. On April 24, 2006, we received a letter from the Nasdaq Listing Qualifications Panel of The Nasdaq Stock Market, Inc. notifying us that we had been granted an extension until June 15, 2006 to comply with Nasdaq’s minimum closing bid price requirement of $1.00 per share for ten consecutive trading days. We obtained approval of a reverse stock split for our common stock from our stockholders at our annual meeting of stockholders on May 31, 2006 in an effort to comply with the minimum closing bid price requirement. On June 26, 2006, we obtained approval from the Listing Qualifications Department for continued listing on The NASDAQ Global Market, subject to our filing on or before August 14, 2006 our Quarterly Report on Form 10-Q for the quarter ending June 30, 2006, evidencing stockholders’ equity of at least $10 million. We expect with the filing of this Quarterly Report on Form 10-Q to be granted final approval of our continued listing on The NASDAQ Global Market. If we fail to meet all applicable NASDAQ Global Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, suppliers and employees.

We have limited experience.

Many of our technologies are at an early stage of discovery and development. We continue to commercialize new products and create new applications for our products. We are developing diagnostic applications for our MassARRAY technology including non-invasive prenatal testing. We have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective, and we will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At June 30, 2006, our accumulated deficit was approximately $450.2 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

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

Due to the manner in which many customers in our target markets allocate and spend their budgeted funds for acquisition of our products, a large percentage of our sales are booked at the end of each quarterly accounting period. Because of this timing of our sales, we may not be able to reliably predict order volumes and our quarterly revenues. A sales delay of only a few days may significantly impact our quarter-to-quarter comparisons. If our quarterly revenues fall below the expectations of securities analysts and investors, our stock price may decline. Similarly, if we are unable to ship our customer orders on time, or if extended payment terms are required, there could be a material adverse effect on revenues for a given quarter.

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

We expect that our revenues in the foreseeable future will be derived primarily from MassARRAY system products provided to academic institutions, pharmaceutical and biotechnology companies, laboratories, companies and institutions that service the livestock industry, and governmental and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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

None of these factors are within our control. We have broadened the markets to which we sell our products and applications and continue to develop new applications and products for use in new markets. We are targeting customers in clinical research and clinical marker validation, the emerging field of molecular medicine, genetic service laboratories, and animal testing laboratories. We have limited or no experience operating in these potential markets and, as a result, may be unable to develop products and applications that allow us to penetrate these markets or successfully generate any revenue from sales in these markets. We will have limited ability to forecast future demand for our existing and any new products and applications in these markets.

We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues.

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX mulitplexing application may result in lower volumes of consumable chip purchases by customers on a per system basis, which in turn could cause revenues to decline. The iPLEX assay is a relatively new product and a trend has not yet been established. Revenues from MassARRAY consumables totaled approximately 42% of our total revenues for the six months ended June 30, 2006, compared to 52% of our total revenues for the six months ended June 30, 2005. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

A number of potential applications of our MassARRAY technology, including diagnostic applications, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our new products or applications, such as gene expression analysis, epigenetic analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that has been established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

We may not derive significant revenues from our gene discoveries.

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

If a licensee discovers or develops diagnostic products or we or a collaborator discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator (hereafter referred to as “partner”) for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to non-invasive prenatal analysis rights that we acquired from Isis Innovation Ltd, to potentially expand our product portfolio and generate additional sources of revenue. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications and generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments which may adversely effect our business.

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

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, Samsung Electronics supplies our pintools, and Majer Precision Engineering supplies the pins for the pintools. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. With respect to our agreements with suppliers, our agreement with Samsung expired in October 2005, and our agreement with Bruker Daltonics will expire in October 2006. In the event of any adverse developments with these vendors, our product supply may be interrupted which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose any key member of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. During the past 24 months, we have had substantial turnover in our management team and have engaged in substantial headcount reductions. If our management team is not able to effectively manage us through these restructuring changes and transitions, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

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

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 40% and 50% of our sales were made outside of the United States in the six months ended June 30, 2006 and 2005, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements of technological innovations by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	securities analysts’ earnings projections or securities analysts’ recommendations;

•	general market conditions out of our control.

The stock market in general, and The NASDAQ Global Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial expenses and a diversion of management’s attention and resources, which would seriously harm our business, financial condition, and results of operations. For example, in November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA, which alleged that the underwriters in our initial public offering, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. Similar complaints were filed against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. Additional information regarding this complaint and the settlement pending before the court is included under Item 1 of Part II of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 31, 2006. Out of 40,249,736 shares of common stock entitled to vote at such annual meeting, 32,407,909 shares were present in person or represented by proxy. At the annual meeting, our stockholders approved the following matters:

(1)	The election of Charles R. Cantor, Ph.D. and Ronald M. Lindsay, Ph.D, as directors to hold office for a term expiring at the 2007 annual meeting of stockholders. The vote for the nominated directors was as follows:

Charles R. Cantor, Ph.D., 29,728,433 votes cast for and 2,679,476 votes were withheld; and

Ronald Lindsay, Ph.D., 29,182,131 votes cast for and 3,225,778 votes were withheld.

After the annual meeting and upon filing of the amendment to our Certificate of Incorporation with the State of Delaware to declassify our Board of Directors, Ernst-Gunter Afting, Ph.D., M.D., John E. Lucas, Harry F. Hixson, Jr., Ph.D. and Harry Stylli, Ph.D., continued to serve as directors with terms expiring at the 2007 annual meeting of stockholders.

(2)	The stockholders approved the issuance and selling of up to 19,999,998 shares of common stock and warrants to purchase up to 11,999,999 shares of common stock in a private placement (the “Private Placement”) for a total of $33 million (excluding any proceeds that may be received upon exercise of the warrants), pursuant to an Amended and Restated Securities Purchase Agreement with ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital GmbH. The vote for the approval of the Private Placement was 21,108,684 votes cast for approval, 2,717,975 votes cast against approval, 236,438 votes abstained and there were 8,339,933 broker non-votes.

(3)	The stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of common stock to 185,000,000 shares. The vote for the approval of the increase in the number of authorized shares of common stock was 20,944,869 votes for approval, 2,902,511 votes against approval, 215,717 votes abstained and 8,339,933 broker non-votes.

(4)	The stockholders approved amendments to our Certificate of Incorporation and Bylaws to declassify our Board of Directors (contingent and effective upon the closing of the Private Placement). The vote for the approval of the declassification of our Board of Directors was 30,850,534 votes for approval, 1,266,287 votes against approval, 291,088 votes abstained and there were no broker non-votes.

(5)	The stockholders approved amendments to our Certificate of Incorporation to effect a reverse stock split of our common stock pursuant to which any whole number of outstanding shares between two and six would be combined into one share of common stock, and authorized our Board of Directors to select and file one such amendment. The vote for the reverse stock split was 30,971,802 votes for approval, 1,246,124 votes against approval, 189,982 votes abstained and there were no broker non-votes.

(6)	The stockholders approved our 2006 Equity Incentive Plan. The vote for approval of our 2006 Equity Incentive Plan was 19,664,353 votes for approval, 4,002,959 votes against approval, 395,785 votes abstained and there were 8,339,933 broker non-votes.

(7)	The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006. 31,740,942 votes were cast for approval, 349,213 votes were cast against, 317,753 votes abstained and there were no broker non-votes.

(8)	The proposal to approve an amendment to remove Article XI of our Certificate of Incorporation and amendment and restatement of our Bylaws, was not approved by the requisite supermajority vote of the stockholders. The votes for the amendments were 22,334,119 votes cast for approval, 1,218,800 votes cast against approval, 508,878 votes abstained and there were 8,339,933 broker non-votes.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant

3.2(1)	Restated Bylaws of Registrant, as amended

3.3(1)	Certificate of Elimination of the Certificate of Designation of Series A Junior Participating Preferred Stock

4.1(1)	Specimen Common Stock Certificate of the Registrant

10.44(2)	Letter Agreement dated April 6, 2006 between the Registrant and John E. Lucas

10.45(3)	Letter Agreement dated April 21, 2006 between the Registrant and Lawrence R. Moreau

10.46(1)	Registration Rights Agreement dated June 6, 2006 by and between the Registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital GmbH

10.47(1)	Form of Letter Agreement dated May 31, 2006 between the Registrant and certain officers and directors of the Registrant

10.48(1)	Form of Indemnification agreement for officers and directors of the Registrant

10.49(1)	Registrant’s 2006 Equity Incentive Plan

10.50(1)	Form of Stock Option Agreement under 2006 Equity Incentive Plan

10.51(1)	Form of Stock Option Grant Notice under 2006 Equity Incentive Plan

10.52(1)	Form of Exercise Notice under 2006 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 10, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 27, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, INC.

Dated: August 14, 2006	By:	/S/ HARRY STYLLI
Harry Stylli President and Chief Executive Officer

Dated: August 14, 2006	By:	/S/ JOHN SHARP
John Sharp Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)