Form 10-Q
period 2006-09-30
SEQUENOM INC
filed 2006-11-14
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2006 was 33,425,533.

SEQUENOM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value and share information)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,884	$1,885
Short-term investments	26,191	4,158
Restricted cash and investments	1,450	2,571
Accounts receivable, net	3,354	2,321
Inventories, net	3,329	4,161
Other current assets and prepaid expenses	1,020	738

Total current assets	37,228	15,834
Equipment and leasehold improvements, net	4,390	5,621
Intangible assets, net	471	2,316
Restricted cash and investments, net of current portion	54	64
Other assets	587	601

Total assets	$42,730	$24,436

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,106	$3,532
Accrued expenses	4,775	4,981
Accrued acquisition and integration costs	229	226
Deferred revenue	1,110	1,299
Current portion of long-term bank debt	—	200
Current portion of capital lease obligations	—	193

Total current liabilities	9,220	10,431
Deferred revenue, less current portion	179	202
Other long-term liabilities	2,191	413
Long-term accrued acquisition and integration costs, less current portion	778	950
Long-term deferred tax liability	—	697
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 185,000,000 and 75,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 33,425,533 and 13,409,542 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (See Note 1)	60	40
Additional paid-in capital	484,552	453,796
Accumulated other comprehensive income	555	467
Accumulated deficit	(454,805)	(442,560)

Total stockholders’ equity	30,362	11,743

Total liabilities and stockholders’ equity	$42,730	$24,436

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenue:
Consumables	$3,175	$2,846	$9,177	$8,244
MassARRAY and other product related	2,956	1,694	10,456	6,428
Services	350	—	554	—
Research and other	29	27	422	351

Total operating revenue	6,510	4,567	20,609	15,023

Costs and expenses:
Cost of product revenue	2,744	2,032	8,427	7,805
Cost of service revenue	188	—	253	—
Research and development	3,009	2,589	7,900	8,912
Selling and marketing	2,672	2,837	7,776	8,535
General and administrative	2,688	2,380	8,328	8,586
Restructuring charges	2	526	6	314
Amortization of acquired intangibles	504	504	1,511	1,511

Total costs and expenses	11,807	10,868	34,201	35,663

Loss from operations	(5,297)	(6,301)	(13,592)	(20,640)
Interest income, net	402	75	523	253
Other income (loss), net	22	(44)	128	207

Loss before income taxes	(4,873)	(6,270)	(12,941)	(20,180)
Deferred income tax benefit	232	232	695	697

Net loss	$(4,641)	$(6,038)	$(12,246)	$(19,483)

Net loss per share, basic and diluted	$(0.14)	$(0.46)	$(0.56)	$(1.47)

Weighted average shares outstanding, basic and diluted (See Note 1)	33,423	13,269	21,958	13,262

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Operating activities
Net loss	$(12,246)	$(19,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	892	351
Depreciation and amortization	3,085	3,910
Other non-cash items	2,336	397
Deferred income tax benefit	(697)	(697)
Changes in operating assets and liabilities:
Inventories	882	624
Accounts receivable	(974)	101
Other current assets	(252)	(833)
Accounts payable and accrued expenses	(723)	895
Deferred revenue	(256)	610
Other liabilities	(145)	620

Net cash used in operating activities	(8,098)	(13,505)

Investing activities
Purchase of equipment, leasehold improvements and intangibles	(536)	(1,672)
Net change in restricted cash	1,141	1,760
Purchases of marketable investment securities	(32,156)	(1,700)
Sales of marketable investment securities	6,946	6,502
Maturities of marketable investment securities	3,176	10,700

Net cash (used in) provided by investing activities	(21,429)	15,590

Financing activities
Payments on capital lease obligations	(193)	(345)
Payments of long-term debt	(200)	(2,649)
Proceeds from exercise of stock options and ESPP purchases	26	73
Proceeds from issuance of common stock and warrants	29,865	—

Net cash provided by (used in) financing activities	29,498	(2,921)

Net decrease in cash and cash equivalents	(29)	(836)
Effect of exchange rate changes on cash and cash equivalents	28	(193)
Cash and cash equivalents at beginning of period	1,885	3,589

Cash and cash equivalents at end of period	$1,884	$2,560

See accompanying notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2006

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

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $454.8 million as of September 30, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. In June 2006, we closed a private placement financing that provided us with approximately $30 million of net proceeds from the sale of common stock and warrants to purchase shares of common stock. As of September 30, 2006, we had available cash and short-term investments totaling $28.1 million and working capital of $28.0 million. During the first nine months of 2006, we incurred a net loss of $12.2 million and used $8.1 million in cash, restricted cash, and short-term investments in our operating activities. We expect that our current cash and short-term investments will be sufficient to fund our operating expenses and capital requirements through at least 2007.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Comprehensive loss:
Net loss	$(4,641)	$(6,038)	$(12,246)	$(19,483)
Unrealized gains (losses) on available-for-sale securities	—	32	(2)	38
Foreign currency translation adjustments	17	6	90	(321)

Comprehensive loss	$(4,624)	$(6,000)	$(12,158)	$(19,766)

(4) Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants, and were excluded from historical diluted net loss per share because of their anti-dilutive effect.

(5) Stockholders’ Equity

In June 2006, we closed a private placement financing that provided us with approximately $30.0 million of net proceeds from the sale of 19,999,998 shares of common stock and seven year warrants to purchase up to an additional 11,999,999 shares of common stock, subject to certain adjustment provisions. In conjunction with the private placement financing and our annual meeting of stockholders, our stockholders approved amendments to our certificate of incorporation to effect a reverse stock split and increase the number of authorized shares of common stock to 185,000,000. On June 1, 2006, we completed a 1-for-3 reverse stock split of our common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

(6) Share-Based Compensation

Effective January 1, 2006, the benefits provided under our share-based compensation plans are subject to the provisions of SFAS No. 123R, Share-Based Payment. Prior to January 1, 2006, we accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, we measured compensation expense for our stock options using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS 123. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

As a result of the adoption of SFAS 123R, our net loss for the three and nine months ended September 30, 2006 includes $364,000 and $886,000, respectively, of compensation expense related to our share-based compensation awards. The compensation expense for the three and nine months ended September 30, 2006, respectively, related to our share-based compensation arrangements is recorded as components of research and development expense ($74,000 and $193,000), selling and marketing expense ($45,000 and $116,000) and general and administrative expense ($245,000 and $577,000). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the condensed consolidated statements of cash flows.

We issue new shares upon the exercise of stock options.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, the stockholders approved our 2006 equity incentive plan, or 2006 plan, as the successor to our 1999 stock option plan, or 1999 plan. In connection with the adoption of the 2006 plan, we terminated the automatic annual increase feature under the 1999 plan and resolved to cease to grant additional stock awards under the 1999 plan following the effectiveness of the 2006 plan. The aggregate number of shares of common stock that may be issued under the 2006 plan is 7,282,158, plus the number of shares subject to any stock awards under the 1999 plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 plan.

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

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan, or 1999 ESPP. As of September 30, 2006, we had reserved 662,596 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price. As of September 30, 2006, employees have contributed approximately $9,000 to the current offering period of the 1999 ESPP, and we did not recognized any share-based compensation expense related to the anticipated purchase on January 31, 2007.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, the outstanding warrant to purchase 22,000 Axiom ordinary shares at an exercise price of $3.50 was adjusted to be exercisable for 1,535 shares of our common stock at an exercise price of $50.19 per share. This warrant has not been exercised and expires in December 2011.

In connection with the Series C Preferred Stock issued in May 1997, we issued warrants to purchase an aggregate of 106,508 shares of our Series C Preferred Stock at an exercise price of $3.15 per share. These warrants became exercisable for 35,503 shares of our common stock at an exercise price of $9.45 per share upon our initial public offering. These warrants expire in May 2007. As of September 30, 2006, 11,694 of these warrants remain outstanding.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of September 30, 2006, all of the warrants are exercisable and remain outstanding.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants expire in June 2013. Additionally, we issued to our placement agent in conjunction with the private placement financing a warrant to purchase an aggregate of 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant expires in June 2011. As of September 30, 2006, all of the warrants issued in conjunction with the private placement financing are exercisable and remain outstanding.

Stock Options

The exercise price of all stock options granted during the nine months ended September 30, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in operating results for the three and nine months ended September 30, 2005. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk free interest rates	5.0%	3.9%	4.6% - 5.0%	3.9 – 4.5%
Volatility	101%	94%	101%	94 - 100%
Dividend yield	0%	0%	0%	0%
Expected option term (years)	6.7	6.0	6.7	6.0
Weighted average fair value of stock option grants	$1.49	$2.65	$1.60	$2.80

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

A summary of the status of our stock option plans as of September 30, 2006 and of changes in stock options outstanding under the plans during the nine months ended September 30, 2006 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,829,242	$13.21
Granted	1,959,912	1.91
Canceled	(694,158)	10.53
Exercised	—	—

Outstanding at September 30, 2006	3,094,996	$6.66	8.6	$500,106

Options vested and exercisable at September 30, 2006	899,063	$17.53	6.3	$27,205

As of September 30, 2006, there was $2.6 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.64 years. Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $0 and $10,000, respectively.

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation for stock option awards under the plan (in thousands, except loss per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(6,038)	$(19,483)
Add: Stock-based compensation expense included in reported net loss	$89	$342
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	$(413)	$(1,387)

Pro forma net loss	$(6,362)	$(20,528)

Net loss per share, basic and diluted, as reported	$(0.46)	$(1.47)
Pro forma net loss per share, basic and diluted	$(0.48)	$(1.55)

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$2,003	$2,410
Work in process	17	—
Finished goods	1,309	1,751

Total	$3,329	$4,161

Inventories are shown net of excess and obsolescence reserves of $1.9 million and $3.1 million at September 30, 2006 and December 31, 2005, respectively.

(8) Acquisition and Integration Costs

As of September 30, 2006, we had approximately $1.0 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity for the nine months ended September 30, 2006 was as follows (in thousands):

	Balance at December 31, 2005	Deductions	Balance at September 30, 2006
Costs to close facilities and exit lease commitments	$1,177	$(171)	$1,006

(9) Restructuring charge

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

During the third quarter of 2005, as part of our strategy to stabilize the genetic systems business, we introduced a cost reduction plan, which included a reduction in existing headcount by approximately 30 persons across all departments by the end of 2005 compared to our headcount prior to the plan. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction. At September 30, 2006, we no longer had an accrued balance in respect of the restructuring charges.

(10) Warranty reserves

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue.

Changes in our warranty liability during the nine months ended September 30, 2006 were as follows (in thousands):

Balance as of December 31, 2005	$405
Additions charged to cost of revenues	1,055
Repairs and replacements	(580)

Balance as of September 30, 2006	$880

(11) Litigation

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. The settlement is still subject to statutory notice requirements as well as final judicial approval. The Court’s decision on final approval of the settlement remains pending. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(12) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN No. 48 to have a material impact on our consolidated results of operations and financial position.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

(13) Subsequent Events

On November 3, 2006, we entered into a Supply Agreement with Bruker Daltonics Inc., pursuant to which Bruker will continue to supply us with mass spectrometers for incorporation into our MassARRAY® Compact System products, as well as related spare parts. During the term of the Supply Agreement, which ends on December 31, 2008, we are obligated to purchase exclusively from Bruker and Bruker is obligated to supply exclusively to us, subject to certain forecast provisions, our requirements for linear MALDI-TOF mass spectrometers. Subject to certain permitted variances, we have agreed to purchase a minimum number of mass spectrometers for approximately $3.8 million for periodic deliveries in 2007.

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

Overview

We are a genetics company committed to providing the best genetic analysis products and services that translate genomic science into superior solutions for the biomedical research and agricultural markets. Our proprietary MassARRAY system, comprised of hardware, software applications, and consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations therein. In late 2005, we launched our services business which provides genetic analysis research services to customers as a complement or as an alternative to our systems product offerings. Our research and development efforts are committed to producing new and improved applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated. Our research and development efforts and commercialization plans are also directed to the development and commercialization of diagnostic tests, particularly non-invasive prenatal diagnostics, for use on the MassARRAY system and other platforms.

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

Genetic analysis is primarily conducted in two key biomedical research market sectors: the academic research market, where we currently focus, and the clinical analysis market, where we are expanding. The research market is a relatively small market and is mainly comprised of academic institutions, which make initial genetic discoveries and is the source of new genetic content. The clinical analysis market is significantly larger and takes the genetic analysis a step further to establish the use of genes and genetic markers for the potential benefit of the general population.

The needs of these markets differ significantly. The academic research market requires very high data density per sample, high sample throughput and is price competitive. The clinical analysis market is typically interested in a well defined number of markers per sample, typically has a longer development cycle, and is less price competitive. Sample throughput requirements are not nearly as high. Considering the clinical analysis market’s requirements and the strengths of the MassARRAY system, including its high sensitivity, specificity, and reproducibility, we believe there is significant opportunity to be more competitive in the clinical analysis market.

We also plan to broaden the markets to which we sell our product line. We have identified four target segments for potential growth: clinical research and clinical marker validation, the emerging field of molecular medicine, genetic service laboratories, and animal testing laboratories.

Our product revenues consist of revenues from the sales of MassARRAY hardware, software, consumables, and maintenance agreements. The impact of our MassARRAY Compact system, our iPLEX and iPLEX Gold assays, and other new products and product applications on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

We have a history of recurring losses from operations and have an accumulated deficit of $454.8 million as of September 30, 2006. Our capital requirements to sustain operations, including research and development, have been and will continue to be significant. As of September 30, 2006, we had available cash and short-term investments totaling $28.1 million and working capital of $28.0 million. On June 6, 2006, we completed a financing transaction involving the sale of 19,999,998 shares of common stock and warrants to purchase an aggregate of 11,999,999 shares of our common stock, which resulted in net proceeds to us of approximately $30.0 million. Based on our current cash availability and plans, we believe our cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital requirements through at least 2007.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Revenues

Total revenues for the three months ended September 30, 2006 increased to $6.5 million from $4.6 million for the same period in 2005. Total revenues for the nine months ended September 30, 2006 increased to $20.6 million from $15.0 million for the same period in 2005.

For the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, consumable revenues increased to $3.2 million and $9.2 million, respectively, from $2.8 million and $8.2 million primarily due to increased demand for our iPLEX assay.

MassARRAY and other product related revenue was $2.9 million and $10.5 million, respectively, for the three and nine months ended September 30, 2006, compared to $1.7 million and $6.4 million, respectively, for the same periods in 2005. The increase of $1.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to an increase in MassARRAY system hardware sales to $2.4 million for the three months ended September 30, 2006 from $1.0 million for the same period in 2005. The increase of $4.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to an increase in MassARRAY system hardware sales to $8.8 million for the nine months ended September 30, 2006 from $4.6 million for the same period in 2005. Revenue from other product sales, including MassARRAY system maintenance contracts, license fees and royalties, for the three months ended September 30, 2006 and 2005 was $0.5 million and $0.7 million, respectively. Revenue from other product sales, including MassARRAY system maintenance contracts, license fees and royalties, for the nine months ended September 30, 2006 and 2005 was $1.6 million and $1.8 million, respectively.

We recorded service revenues of $0.4 million and $0.6 million, respectively, for the three and nine months ended September 30, 2006. We expect service revenues to continue to increase during the remainder of 2006.

Research and other revenues were approximately $29,000 and $0.4 million, respectively, for the three and nine months ended September 30, 2006 compared to $27,000 and $0.4 million, respectively, for the three and nine months ended September 30, 2005. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. During the nine months ended September 30, 2006, we recognized $0.3 million of revenue related to the license of certain proprietary genetic content to a third party.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and nine months ended September 30, 2006 were $2.7 million and $8.4 million, respectively, compared to $2.0 million and $7.8 million, respectively in the same periods of 2005. Gross margins on product sales for the three and nine months ended September 30, 2006 were 56% and 59%, respectively, compared to 55% and 47%, respectively for the same periods in 2005. Gross margins primarily increased due to lower charges to obsolescence reserves resulting from improvement in inventory management.

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

Cost of service revenues for the three and nine months ended September 30, 2006 were $0.2 million and $0.3 million, respectively. Gross margins on service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Research and development expenses

Research and development expenses increased to $3.0 million for the three months ended September 30, 2006 from $2.6 million for the same period in 2005, and decreased to $7.9 million in the nine months ended September 30, 2006 from $8.9 million for the same period in 2005. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in research and development expenses of $0.4 million for the three months ended September 30, 2006 compared to the same period in 2005 primarily relates to increased consulting on research and development projects of $0.3 million and increased operating supplies of $0.1 million. The decrease in research and development expenses of $1.0 million for the nine months ended September 30, 2006 compared to the same period in 2005 primarily relates to reduced salaries, personnel and related allocation costs of $1.1 million, lower depreciation charges of $0.3 million, partially offset by higher spending on consulting for research and development projects of $0.4 million.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2006 and 2005 were $2.7 million and $2.8 million, respectively. Selling and marketing expenses for the nine months ended September 30, 2006 and 2005 were $7.8 million and $8.5 million, respectively. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The decrease in selling and marketing expenses of $0.1 million for the three months ended September 30, 2006 compared to the same period in 2005 primarily relates to reduced depreciation charges of $0.2 million, partially offset by increased spending to establish direct sales in China of $0.1 million. The decrease in selling and marketing expenses of $0.7 million for the nine months ended September 30, 2006 compared to the same period in 2005 primarily relates to reduced depreciation charges of $0.5 million, lower promotional and advertising expense $0.3 million, lower operating supplies of $0.2 million, and lower miscellaneous costs of $0.1 million, offset by increased salaries, personnel and related allocations of $0.2 million and increased spending to establish direct sales in China of $0.2 million.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2006 were $2.7 million, compared to $2.4 million for the same period in 2005. General and administrative expenses for the nine months ended September 30, 2006 were $8.3 million, compared to $8.6 million for the same period in 2005. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase of $0.3 million for the three months ended September 30, 2006 from the same period in 2005 was primarily due to an increase in share-based payment expenses of $0.2 million and patent related legal fees of $0.1 million. The decrease of $0.3 million for the nine months ended September 30, 2006 from the same period in 2005 primarily relates to reduced salaries and personnel costs of $1.1 million partially offset by increases in share-based payment expense of $0.4 million and legal related expenses of $0.4 million.

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

Net interest income

Net interest income was $0.4 million and $0.5 million, respectively, for the three and nine months ended September 30, 2006, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2005. The increase was primarily due to the increased cash balance as a result of our private placement of common stock and warrants in June 2006.

Deferred income tax benefit

The deferred tax benefit of $0.2 and $0.7 million, respectively, for the three and nine months ended September 30, 2006 and 2005 is due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics.

Share-based compensation

The benefits provided under our share compensation plan is subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the three and nine months ended September 30, 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $0.4 million and $0.9 million, respectively.

At September 30, 2006, total unrecognized, estimated share-based compensation expense related to unvested stock options granted prior to that date was $2.6 million, which is expected to be recognized over a weighted average period of 2.64 years. Net stock options, after forfeitures and cancellations, granted during each of the three months ended September 30, 2006 and 2005 represented 0.9% and 0%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Total stock options granted during the three months ended September 30, 2006 and 2005 represented 1.1% and 0% of outstanding shares as of the end of each fiscal quarter, respectively. For more information about our accounting for share-based compensation expense, see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

Liquidity and Capital Resources

As of September 30, 2006, cash, cash equivalents, short-term investments and restricted cash totaled $29.6 million, compared to $8.7 million at December 31, 2005. Our cash reserves are held primarily in federal, state and local municipality government securities and money market accounts.

We have a history of recurring losses from operations and have an accumulated deficit of $454.8 million as of September 30, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2006, we had available cash and short-term investments totaling $28.1 million and working capital of $28.0 million. We believe that our existing cash and cash equivalents balances, investments and cash flows from operating activities will be sufficient to support our operating expenses and capital requirements through at least 2007.

Through September 30, 2006, we funded our capital requirements primarily with the net proceeds of our initial public offering of common stock of approximately $144 million, with private placements of equity securities of approximately $86 million, and with $61 million from the acquisition of Gemini Genomics in 2001.

In June 2006, we closed a private placement financing that provided us with approximately $30 million of net proceeds from the sale of common stock and warrants to purchase shares of common stock.

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations during the nine months ended September 30, 2006 was $8.1 million compared to $13.5 million for the same period in 2005. The use of cash was primarily a result of the net loss of $12.2 million during the nine months ended September 30, 2006, adjusted for non-cash depreciation and amortization of $3.1 million, other non-cash items of $2.3 million, share-based compensation expenses of $0.9 million and a decrease in inventories of $0.9 million offset by an increase in accounts receivable of $1.0 million, a decrease in deferred tax liability of $0.7 million, an increase in other assets of $0.3 million and a decrease in accounts payable, accrued expenses and other liabilities totaling $1.1 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash, used $0.5 million in cash during the nine months ended September 30, 2006 compared to $1.7 million for the same period of 2005 related to the purchases of capital equipment.

Net cash provided by financing activities was $29.5 million during the nine months ended September 30, 2006 compared to $2.9 million used by financing activities for the same period in 2005. Financing activities during the nine months ended September 30, 2006 included net receipts of $29.9 million from the issuance of common stock and warrants to purchase common stock, partially offset by net payments of $0.4 million for long-term debt and capital leases.

The following table summarizes our contractual obligations as of September 30, 2006:

Contractual obligations (In thousands)	Total	Less than one year	1-3 years	After 3 years
Operating leases	$45,081	$3,149	$11,797	$30,135
Open purchase orders	1,603	1,603	—	—

Total contractual obligations	$46,684	$4,752	$11,797	$30,135

Future operating lease commitments for leases have not been reduced by future minimum sublease rentals to be received through December 2010 aggregating $1.1 million. Open purchase orders are primarily for inventory items and research and development supplies.

In September 2005, we entered into an amendment to our lease for our corporate headquarters in San Diego. The lease amendment provides for the deferral of approximately $3.2 million of the monthly rent payments by reducing the monthly payments through September 30, 2007 and increasing the aggregate monthly payments by the deferred amount for the remaining term of the lease, from October 1, 2007 to September 30, 2012. The total obligation under the lease remains unchanged. The contractual obligation table above reflects the deferral of these rent payments. As of September 30, 2006, we have recorded $2.2 million as deferred rent.

In November 2006, we entered into a Supply Agreement with Bruker Daltonics Inc., pursuant to which Bruker will continue to supply us with mass spectrometers for incorporation into our MassARRAY® Compact System products, as well as related spare parts. Subject to certain permitted variances, we have agreed to purchase a minimum number of mass spectrometers for approximately $3.8 million for periodic deliveries in 2007. The Supply Agreement ends on December 31, 2008.

Based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital requirements through at least 2007. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our or our distributors’ success in selling our MassARRAY products and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, including iPLEX Gold, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	our success in and the expenses associated with researching and developing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our success in launching and selling diagnostic products and services;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic, including non-invasive prenatal, assay research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our disease gene discoveries, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection;

•	the level of our expenses associated with the audit of our financial statements and our internal control over financial reporting as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

We had a $3.5 million bank line of credit, which expired on January 31, 2006. As of September 30, 2006, we had outstanding stand-by letters of credit with financial institutions totaling $1.3 million. An operating lease letter of credit of $1.1 million will remain in place until the expiration of our building lease agreement in December 2010 and will not be drawn down unless we default upon our obligation.

As of September 30, 2006, we have no commitments for any additional debt financings.

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

	As of September 30, 2006
	Net foreign monetary assets/(liabilities)
Functional currency of operations	US dollars	GBP
	($ in millions)
Euro	$1.1	$0.1

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $0.1 million. A movement of 10% in the US dollar to pound exchange rate would create an unrealized gain or loss of approximately $13,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the nine months ended September 30, 2006. We had no deferred gains or losses during the three and nine months ended September 30, 2006.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the three and nine months ended September 30, 2006.

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

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as of September 30, 2006. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a final fairness hearing to determine whether to grant final approval of the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. The Court’s decision on final approval of the settlement remains pending. Management does not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 1A.	Risk Factors

The following is a summary of the many risks we face in our business. You should carefully read these risks and uncertainties in evaluating our business. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2005. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

We may need additional capital to support our growth, which will result in additional dilution to our stockholders.*

Our business may require additional investment that we have not yet secured. As of September 30, 2006, we have available cash, cash equivalents and short-term investments of approximately $28.1 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital requirements through at least 2007. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our or our distributors’ success in selling our MassARRAY products and services including the new iPLEX Gold product which provides greater efficiency and which could reduce overall consumables usage by customers;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, including iPLEX Gold, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	the extent of our investment in diagnostic technology, including non-invasive prenatal technology, development, commercialization, and regulatory approval;

•	our success in and the expenses associated with researching and developing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our success in launching and selling any diagnostic products and services;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic, including non-invasive prenatal assay research and development;

•	the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our disease gene discoveries, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection;

•	the level of our expenses associated with the audit of our financial statements and our internal control over financial reporting as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

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

The investors in our June 2006 private placement beneficially own approximately 60% of our common stock based on the number of shares of our common stock outstanding on September 30, 2006. Upon the exercise in full of the warrants issued in the private placement (assuming no cashless exercise), these investors would control up to approximately 70% of the voting power of our capital stock based on the number of shares of our common stock outstanding on September 30, 2006. These stockholders, acting together, have substantial control over us. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. These stockholders hold nearly all of the shares needed to approve amendments to our Bylaws and Certificate of Incorporation to remove certain supermajority voting provisions, permit stockholders holding a majority of our outstanding shares to call special meetings of stockholders, and permit stockholder actions by written consent. Pursuant to the securities purchase agreement entered into with the investors in our private placement, we are required to call a special meeting of stockholders within 60 days of the request of any two directors nominated by the investors for the purpose of seeking approval of these amendments to our Bylaws and Certificate of Incorporation or any other action that is proposed in good faith by at least three of our directors for legitimate corporate purposes. The approval of these amendments to our Bylaws and Certificate of Incorporation would provide even greater control to the investors in the private placement if they elect to act together.

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

We have limited experience.*

Many of our technologies, particularly our non-invasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to commercialize new products and create new applications for our products. We are developing diagnostic applications for our MassARRAY technology and for other platforms including non-invasive prenatal tests, and plan to eventually commercialize ourselves, or with a partner, a research-use-only test for Rhesus D using a real-time PCR platform. We have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective, and we will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.*

We have experienced significant operating losses in each period since our inception. At September 30, 2006, our accumulated deficit was approximately $454.8 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.*

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our and our distributors’ success in selling, and changes in the demand for, our products and services including our MassARRAY Compact benchtop version and iPLEX and iPLEX Gold multiplexing applications, and demand for services and products for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis);

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•	our ability to develop new applications and products, such as non-invasive prenatal or other diagnostic assays, and the success of such applications and products;

•	the potential need to acquire licenses to new technology or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•	our research and development progress and how rapidly we are able to achieve technical milestones, including the milestone of sufficient fetal DNA enrichment with respect to our non-invasive prenatal technologies;

•	our ability to promote, and license or sell, candidate disease gene markers that may lead to future diagnostic products;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	material developments in our customer and supplier relationships;

•	our ability to clinically validate any potential non-invasive prenatal or other diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year, the number, timing, and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales can have a significant impact on our gross margin, as consumable sales typically have margins significantly higher than MassARRAY system sales. Our revenues and operating results are also difficult to predict because they depend upon the activities of our distributors and completion of milestones and the duration of and progress made under collaborative research and commercialization programs with partners. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

A reduction in revenues from sales of MassARRAY products would harm our business.*

The demand for MassARRAY systems and consumables has changed over time, and any decline in demand will reduce our total revenues. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues for the foreseeable future. Also, our competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products:

•	competition from other products or failure of our products or applications, particularly the iPLEX and iPLEX Gold applications, to perform as expected;

•	changes in fiscal policies and the economy which negatively impact customer buying decisions; and

•	negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers and with respect to our recently acquired license rights to perform gender testing for social or lifestyle purposes.

Our revenues are subject to the risks faced by pharmaceutical, diagnostic, and biotechnology companies and governmental and other research institutions.*

We expect that our revenues in the foreseeable future will be derived primarily from MassARRAY system products provided to academic institutions, pharmaceutical and biotechnology companies, laboratories, companies and institutions that service the livestock industry, and governmental and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

•	uncertainty about our ability to fund operations and supply products to customers;

•	changes in economic conditions and possible country-based boycotts;

•	changes in government programs that provide funding;

•	changes in the regulatory environment affecting health care and health care providers, and for example, recent draft FDA guidance which, if effected may impose additional restrictions on CLIA licensed laboratories performing research-use-only tests;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

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

We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues.*

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX and iPLEX Gold mulitplexing applications may result in lower volumes of consumable chip purchases by customers on a per system basis, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 44% of our total revenues for the nine months ended September 30, 2006, compared to 55% of our total revenues for the nine months ended September 30, 2005. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX and iPLEX Gold applications;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel; and

•	the acceptance of our technology by our customers.

We may not be able to generate any revenue from non-invasive prenatal research-use only or diagnostic tests, or any other tests we may develop.*

During the past year, we have committed significant research and development resources to the development of research-use only and diagnostic tests, particularly non-invasive prenatal tests, for use on our MassARRAY system and other platforms. Although we currently anticipate launching our first research use only test, a test for Rhesus D, in the first half of 2007, there is no guarantee that we will successfully launch this or any other tests for any use. We have no experience in manufacturing, selling, marketing or distributing diagnostic or other tests. If we, or our partners, are not able to successfully market or sell non-invasive prenatal research-use only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop non-invasive prenatal research-use only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•	reliance on third-party CLIA-certified (Clinical Laboratory Improvement Amendments, 1988) laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	our non-invasive prenatal Rhesus D test, if successfully launched, will be for research use only and may never be approved for commercial use;

•	reliance on third parties to manufacture any non-invasive prenatal research-use only or diagnostic or other tests that we may develop;

•	the availability of alternative and competing tests or products;

•	compliance with federal, state and foreign regulations for the sale and marketing of research-use only or diagnostic or other tests, including non-invasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness of non-invasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing;

•	the extent and success of our sales and marketing efforts;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s health diagnostics;

•	ethical issues concerning the appropriate use of the information resulting from the diagnostic or other tests; and

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests.

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

We may not be able to successfully adapt our products for commercial applications. *

A number of potential applications of our MassARRAY technology, including research-use-only and diagnostic applications for non-invasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our new products or applications, such as gene expression analysis, epigenetic analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. We may fail to sustain the market acceptance of our products that has been established, such as our MassARRAY systems, or of new products and applications. Sustaining or achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

We have limited commercial production capability and experience and may encounter production problems or delays, which could result in lower revenue.*

We partially assemble the MassARRAY system and partially manufacture our consumable chips and MassARRAY kits. To date, we have only produced these products in moderate quantities. We may not be able to maintain acceptable quality standards as we continue or ramp up production. For example, we have recently experienced crystallized matrix on some of our chips which has interfered with chip performance. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory while manufacturing our products at a reasonable cost. We may not be able to produce sufficient quantities to meet market demand or manufacture our product at a reasonable cost. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We might not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which would adversely affect our business.

We depend on third-party products and services and limited sources of supply to develop and manufacture our products.*

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, Samsung Electronics Co., Ltd. supplies our nanodispensers (also known as pintools), and Majer Precision Engineering, Inc. supplies the pins for the pintools. We also have sole suppliers for certain of our consumable products. In the event of any adverse developments with these vendors, our product supply may be interrupted which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips, problems with matrix crystallization on our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, including non-invasive prenatal diagnostic products, or other products using our products, services, or discoveries.

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

We may not successfully obtain regulatory approval of any non-invasive prenatal or other diagnostic product, or other product which we or our licensing or collaborative partners develop and we may not be able to successfully partner with CLIA licensed laboratories with respect to research-use-only products.*

Products that we or our collaborators develop in the molecular medicine, diagnostic, non-invasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval (PMA) or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain, and generally takes from six months to two years or longer from submission. Also, recent draft guidance from the FDA suggests changes in regulations that would be applicable to CLIA laboratories which, if such regulations become effective, could burden and delay our ability to partner or collaborate with CLIA laboratories with respect to our commercialization plans for research-use-only products. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes, and we do not know whether we, our licensees or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

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

Because we exclusively licensed our non-invasive prenatal diagnostic and gender determination testing rights from Isis Innovation Ltd. any dispute with Isis may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights.*

In October 2005, we entered into an exclusive license to non-invasive prenatal diagnostic rights with Isis Innovation Ltd., which we amended in October 2006 to include exclusive rights to intellectual property for non-invasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop non-invasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, our ability to develop and commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development efforts for these diagnostic tests.

If we do not succeed in obtaining development and marketing rights for products developed in collaboration with others, our revenue and profitability could be reduced.

Our business strategy includes, in part, the development of non-invasive prenatal diagnostic and other products in collaboration with others, or utilizing the technology of others, and we intend to obtain commercialization or royalty rights to those products or technologies. If we are unable to obtain such rights, or are unable to do so on favorable financial terms, our revenue and profitability could be reduced. To date, we have initiated limited activities towards commercializing products developed in collaboration with, or utilizing the technology of, others. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain, or commercialization may be financially unattractive based upon the revenue-sharing terms offered by potential licensors or provided for in the relevant agreement.

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

If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts.*

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, Samsung Electronics supplies our pintools, and Majer Precision Engineering supplies the pins for the pintools. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. With respect to our agreements with suppliers, our agreement with Samsung expired in October 2005. In November 2006, we entered into a new supply agreement with Bruker to purchase a minimum number of mass spectrometers. We have minimum purchase obligations under our supply agreement with Bruker. As a result, in the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In the event of any adverse developments with these vendors, our product supply may be interrupted which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

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

We may be accused of infringing on the patent rights or misappropriating the proprietary rights of others. From time to time, we receive letters from companies regarding their issued patents and patent applications alleging or suggesting possible infringement. Generally these letters are offers to license and fail to provide adequate evidence or state the basis for a reasonable claim that we are engaging in any infringing activity. In addition, in August 2004, we were named as a defendant in a complaint filed by a former employee, who asserted a claim for ownership and patent rights for all inventions claimed in patents to which he contributed while employed in Germany. These patents were asserted to include coverage for key elements of our MassARRAY technology, among other patents. In April 2005, we entered into a settlement with the plaintiff providing for dismissal of the complaint with prejudice and a complete and full release of all claims against us. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation would adversely affect our business, financial condition, and results of operations. Litigation is also time consuming and would divert management’s attention and resources away from our operations and other activities. If we were not to prevail in any litigation, in addition to any damages we would have to pay, we could be required to stop the infringing activity or obtain a license. Any required license might not be available to us on acceptable terms. Some licenses might be non-exclusive, and our competitors could have access to the same technology licensed to us. If we were to fail to obtain a required license or were unable to design around a patent, we would be unable to sell or continue to develop some of our products, which would have a material adverse affect on our business, financial condition, and results of operations.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose any key member of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. During the past several years, we have had substantial turnover in our management team and have engaged in substantial headcount reductions. If our management team is not able to effectively manage us through these restructuring changes and transitions, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

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

We are subject to risks associated with our foreign operations.*

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 46% and 50% of our sales were made outside of the United States during the nine months ended September 30, 2006 and 2005, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

The stock market in general, and The NASDAQ Global Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial expenses and a diversion of management’s attention and resources, which would seriously harm our business, financial condition, and results of operations. For example, in November 2001, we and certain of our current and former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA, which alleged that the underwriters in our initial public offering, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. Similar complaints were filed against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. Additional information regarding this complaint and the settlement pending before the court is included under Item 1 of Part II of this report.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(1)	Restated Bylaws of Registrant, as amended.

3.3(1)	Certificate of Elimination of the Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen Common Stock Certificate of the Registrant.

10.53(2)	Letter Agreement dated August 15, 2006 between Registrant and Paul W. Hawran.

10.54*	Amendment to Exclusive License of Technology Agreement dated October 19, 2006 between the Registrant and Isis Innovation Limited.

10.55*	Supply Agreement dated November 3, 2006 between the Registrant and Bruker Daltonics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 25, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, INC.

Dated: November 13, 2006	By:	/s/ HARRY STYLLI
Harry Stylli
President and Chief Executive Officer

Dated: November 13, 2006	By:	/s/ JOHN SHARP
John Sharp
Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)