Form 10-K
period 2006-12-31
SEQUENOM INC
filed 2007-03-30
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $.001 par value

(Title of class)

The Nasdaq Stock Market, LLC

(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2006 as reported on the Nasdaq Global Market, was approximately $27.0 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, there were 33,449,683 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s annual meeting of stockholders to be held on June 15, 2007.

SEQUENOM, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

SEQUENOM®, SpectroCHIP®, and MassARRAY® are registered trademarks and iPLEX™ and EpiTYPER™ are trademarks of SEQUENOM, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom was incorporated in 1994 under the laws of the State of Delaware.

Overview

We are a genetics company committed to providing genetic analysis products and services that translate genomic science into superior solutions for the biomedical research, molecular medicine, agricultural, and non-invasive prenatal testing markets. Our proprietary MassARRAY system, comprised of hardware, software applications, and consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations therein. Our contract research services business provides genetic analysis services to customers as a complement and as an alternative to our systems product offerings. Our research and development efforts are committed to producing new and improved applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated. Our research and development efforts are also directed to the development of diagnostic tests, particularly non-invasive prenatal diagnostics, for use on the MassARRAY system and other platforms.

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

MassARRAY technology is accepted as a leading high-performance DNA analysis system for fine mapping genotyping applications. Our customers include clinical research laboratories, biotechnology companies, universities, and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to regional distribution partners in India, Israel, Japan, Korea, New Zealand, Singapore, Taiwan, and Turkey.

Our 2006 highlights include:

•

Increased Revenues and Reduced Operating Cash Burn: As a result of new product introductions and cost-cutting measures initiated in late 2005 and early 2006, our revenues in 2006 increased by $9.0 million or 47% compared to 2005, and our cash used in operations was reduced by approximately 44% down to $10.7 million in 2006.

•

Expanded MassARRAY Platform Utility with the Launch of New Products: In March 2006, we launched our EpiTYPER assay, an enabling tool for DNA methylation marker analysis and our QGE iPLEX assay, a research tool for multiplex quantitative gene expression analysis. In October 2006, we launched our latest generation multiplex genotyping product, the iPLEX Gold assay. This assay enables a typical fine mapping genotyping study by providing routine multiplexing at 36 to 40 times per reaction for about 3 1/2 cents per data point.

•

Exceeded $1 million in Revenue for Contract Research Services: Our contract research services business exceeded $1 million in revenue for 2006, with nearly $0.5 million in revenue recognized in the fourth quarter.

•

Hired Key Executives: In May, we hired Betty Dragon, Ph.D. as senior vice president of research and development. In August 2006, we strengthened our sales and marketing leadership with the hiring of Michael Monko, senior vice president of sales and marketing.

•

Completed $33 Million Private Placement: In June 2006, we completed a $33 million private placement of common stock and warrants to purchase common stock with ComVest Investment Partners II LLC, Pequot Private Equity Fund IV, L.P., LB I Group, Inc. (an affiliate of Lehman Brothers) and Siemens Venture Capital GmbH.

•

Expanded Non-Invasive Prenatal Diagnostic Opportunity: In October 2006, we secured exclusive rights in the United States, Europe, Japan, Canada, and Australia to intellectual property from Isis Innovation Ltd., the technology transfer company of the University of Oxford, for non-invasive prenatal gender determination testing for social and lifestyle purposes. In November 2006, the European Patent Office (EPO) upheld, in amended form, the validity of the European patent we licensed from Isis Innovation Ltd. for non-invasive prenatal genetic testing on fetal nucleic acids derived from maternal plasma or serum.

Biomedical Research Market

Our MassARRAY systems are used in numerous academic, pharmaceutical, and clinical research institutions in the biomedical research market to identify genetic markers with clinical utility. Our products are most cost competitive and most desirable for the fine mapping genotyping sector of the biomedical research market. Institutions conducting fine mapping genotyping studies use the MassARRAY system to perform candidate gene and candidate region association studies. These studies typically analyze up to several thousand single nucleotide polymorphisms (SNPs) with thousands of samples. Customers conduct candidate region associations to narrow down regions of interest where previous linkage studies have correlated disease phenotypes to specific regions on the chromosome. Candidate gene association studies demonstrate for specific patient samples that underlying genetic defects reside in specific biological pathways. From there, biomarker discovery efforts can potentially lead to clinical validation and use.

Candidate gene and candidate region association studies typically follow whole-genome population genetics studies, whole genome association studies, and linkage studies. Whole-genome population studies are conducted for general research purposes to create SNP maps and to determine allelic frequencies in different ethnicities and species. Whole genome association studies and linkage studies are conducted for genetic discovery purposes. In general, these studies are high throughput studies that analyze a small number of samples against a high number of SNPs. Once target regions are identified and connections to disease are made, these institutions then typically perform fine mapping genotyping studies, which are conducted in an effort to apply genetics to diseases.

Agricultural Market

Widespread livestock testing is partly being driven by government mandate, such as the various government mandated scrapie eradication programs in place around the world. These programs rely upon accurate traceability analysis for their success. The MassARRAY platform is widely recognized as one of the most accurate and cost effective platforms for providing traceability testing in this context. With growing requests for farm-of-origin verification, country-of-origin verification, age-verification, and national ID programs, this market for traceability analysis is expanding. Additionally, there is market demand for genetic testing as it relates to trait selection and feedlot management. There is also growing demand for genetic analysis of crops, including maize, rice, and others for potentially growing agricultural products with enhanced traits, such as nutritional quality, disease resistance, and crop yields.

Our MassARRAY platform is becoming more widely accepted by livestock-focused service providers in the United States and Europe for genotyping, due to its suitability for routine testing of a large number of DNA samples with modest numbers of SNPs. Beginning with our first MassARRAY system placement with the U.S. Department of Agriculture in 1999, we have provided genotyping solutions for livestock customers. We serve the livestock market through product sales, panel development and optimization, and providing services, including back-up testing, over-flow, and quality control. Our competitive advantage in the livestock market is based upon the capability of the MassARRAY system to perform high-volume routine testing. While other platform companies have been successful in the whole genome mapping segment of the market, utilizing tens of thousands of SNPs, their platforms are not as optimal for routine tests utilizing tens to hundreds of SNPs.

Products and Applications

Our MassARRAY system provides reliable results for numerous types of DNA analysis applications including SNP genotyping and allelotyping, quantitative gene expression analysis, quantitative methylation marker analysis, SNP discovery, and oligonucleotide quality control. While the MassARRAY system is versatile, it also became a more cost-effective genotyping solution for customer needs with the 2006 launch of the iPLEX Gold assay which reduced cost per genotype to about 3 1/2 cent per data point for a typical study. The iPLEX Gold assay is a proprietary assay, which provides for multiplexed DNA sample analysis that in turn provides cost-effectiveness by allowing the user to perform multiple sample genotyping analyses using a similar amount of reagents and chip surface area as used for a single DNA sample analysis. Customers purchase the iPLEX Gold assay capability in the form of a software upgrade to the MassARRAY system and through the purchase of consumable chip and reagent kits.

During 2006, in addition to the iPLEX Gold assay, we launched gene expression and methylation marker analysis products and our platform offering now includes the following applications:

•

MassARRAY SNP Genotyping analyzes genetic variations and identifies genes that may impact health and is widely used for fine mapping genotyping studies and medium to large-scale association studies. The iPLEX Gold assay allows for higher levels of multiplexing, thereby significantly reducing the cost per genotype.

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

Genetic Services

Through our genetic services business, we provide researchers with access to MassARRAY technology solutions for their genotyping, quantitative gene expression analysis, and quantitative DNA methylation analysis needs on a fee-for-service basis.

Non-Invasive Prenatal Diagnostics

In October 2006, we expanded our exclusive royalty-bearing license rights to the use of free fetal nucleic acids for diagnostic testing from maternal serum or plasma to include gender determination for social or lifestyle purposes through agreement with Isis Innovation Ltd. In addition to the previous exclusive license rights, which covered the general diagnostic use of fetal nucleic acids derived from maternal plasma or serum in countries, including the United States, Canada, and with some limitation in other countries in Europe and elsewhere, this expanded exclusive license for gender determination for social or lifestyle purposes includes the same countries as well as Japan and Australia. Also in January 2007, we acquired exclusive rights in territories including the United States, Europe, Australia, Canada and Japan as well as non-exclusive rights in China, to non-invasive prenatal diagnostic intellectual property from The Chinese University of Hong Kong. Our exclusively licensed patent portfolio now includes the general use, on any technology platform, of fetal nucleic acids derived from maternal plasma, serum and in some cases blood for non-invasive prenatal genetic diagnostic testing, including genetic, expression and epigenetic-based assays and tests. The licenses do not permit us to perform Rhesus D blood typing using real time polymerase chain reaction amplification platforms in Europe. Diagnostic tests based on our foundational intellectual property, which is disease independent, could be developed, provided certain technical challenges are overcome, for cystic fibrosis, Tay Sachs, hemoglobinopathies (sickle cell anemia and the thalassemias), Rhesus D, gender determination for x-linked disorders, and chromosomal aneuploidies (such as Down Syndrome), and others, on any platform including mass spectrometry and real time polymerase chain reaction amplification platforms.

Our collaboration with Qiagen, announced in January 2007, is focused on the joint development of a gold-standard preanalytical solution for small molecule (fetal) DNA enrichment for prenatal diagnostics. We have exclusive global commercialization rights to products that may be derived from this collaboration. If developed, this solution is expected to play an integral part in our further development and commercialization of diagnostic tests in the field of non-invasive prenatal diagnostics.

We are in the process of developing non-invasive prenatal nucleic acid based tests using fetal DNA applications for Rhesus D and gender determination that may provide more fundamental and reliable diagnostic information earlier in pregnancy. In January 2007, as part of our platform independent commercialization strategy, we also announced our first commercial partnership with Lenetix Medical Screening Laboratory, Inc. who will develop a CLIA validated test for Rhesus D blood incompatibility using real time polymerase chain reaction amplification.

Strategic Direction

Our strategy focuses on leveraging our technology, intellectual property, and other assets, primarily in the fine mapping segment of the genetic analysis market, and capitalizing on our potential in the prenatal and molecular diagnostics markets. In our core genetic analysis business, we are focusing on prioritizing key product and service initiatives that we believe will drive growth and create value. Our focus in non-invasive prenatal diagnostics leverages the capabilities of our technology and exclusive intellectual property in this space. In addition to the internal development of diagnostic tests for non-invasive prenatal diagnostics, we are pursuing partnering opportunities for the development and commercialization, and the adaptation of the MassARRAY system, for molecular diagnostics in general.

Sequenom’s strategy includes the following:

•

Focusing on meeting customer needs in the fine mapping segment of the genetic analysis market and adding additional pharmaceutical, biotechnology, agricultural, and molecular diagnostic companies to our research customer base;

•	Offering products and services that provide powerful and quality solutions to our customers, including additional genotyping, QGE, and quantitative methylation analysis products and services;

•	Creating a sustainable competitive advantage by launching new applications that significantly reduce cost per genotype;

•	Adapting the MassARRAY platform for use in molecular diagnostics, potentially including development of in-vitro diagnostic solutions;

•	Developing and commercializing, through partnerships and forward integration, non-invasive prenatal diagnostic assays; and

•	Leveraging our proprietary biomarker content into partnerships and proprietary tests.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.

We have implemented a diligent patent strategy, including in-licensing, designed to facilitate our research and development and commercialization of current and future products. Our patent portfolio, including in-licensed patent rights, includes 273 issued patents and 232 pending patent applications, in the United States and other major industrial nations throughout the world.

The majority of our issued United States patents pertaining to mass spectrometry-based nucleic acid analysis methods and technology will expire between 2013 and 2017. United States Patent Nos. 6,500,621, 6,300,076, 6,258,538, and 5,869,242 and European Patent No. EP 0815261 each claim nucleic acid analysis by mass spectrometry methods, including methods that may be performed using our MassARRAY system. Each of these patents expires in 2015.

Most of our genetically based disease association inventions are the subject of pending patent applications, including provisional patent applications. These patent applications are in the early stages of patent prosecution and it is difficult to predict when patents will issue, if at all.

Our prenatal diagnostic patent portfolio includes numerous in-licensed issued patents and in-licensed pending patent applications. The issued patents include United States Patent Nos. 6,250,540, 6,927,028, and 6,664,056, and foreign equivalents for portions of the portfolio that include Canada and Europe. These patents will expire between 2017 and 2022. Most of the in-licensed patent applications are in the early stages of patent prosecution and it is difficult to predict when patents will issue from those applications, if at all. These patents and patent applications cover methods of analyzing fetal alleles in maternal serum or plasma, methods of analyzing the methylation status of fetal nucleic acid to differentiate it from maternal nucleic acid, and various DNA and RNA markers which may be useful in detecting and diagnosing various fetal disorders, such as Down Syndrome or maternal disorders, such as preeclampsia.

Our success depends to a significant degree upon our ability to continue to develop proprietary products and technologies, to identify and validate useful genetic markers and to thoroughly understand their associations with disease, and to in-license desirable or necessary intellectual property as appropriate. We intend to continue to file patent applications as we develop new products and methods for nucleic acid analysis, and as we develop diagnostic and molecular medicine related technology and products. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. The laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of genetics, molecular biology, and prenatal and molecular diagnostics that are of interest to us. There can be no assurance that patents will issue from any of our patent applications. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection.

Our issued patents may be successfully challenged, invalidated, circumvented or declared unenforceable so that our patent rights would not create an effective competitive barrier. The laws of some foreign countries may not permit such assignments or may not protect our proprietary rights to the same extent, as do the laws of the United States. In view of these factors, our intellectual property positions bear some degree of uncertainty.

We also rely in part on trade secret protection and confidentiality agreements for protection of our intellectual property. We attempt to protect our trade secrets and confidential information by entering into confidentiality agreements with outside parties and with our employees and consultants. Our employees also sign agreements requiring that they assign to us their intellectual property interests in work performed for us as a part of their employment. The laws of some foreign countries may not permit such assignments or may not protect our proprietary rights to the same extent, as do the laws of the United States. All employees sign an agreement not to compete unfairly with us during their employment and upon termination of their employment, through the misuse of confidential information, soliciting employees, soliciting customers, and the like. It is possible that these agreements may be breached or invalidated and if so, there may not be an adequate corrective remedy available. Parties may breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets, confidential information, and other proprietary rights. Outside parties may independently discover or invent competing technologies or reverse engineer our trade secrets or other technology. The measures we are taking to protect our proprietary rights may not be adequate due to factors beyond our control.

In the future, parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether parties will assert such claims against us, or whether those claims will harm our business. If we are forced to defend against such claims, we will face costly litigation and diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.

Competition

We face competition from various companies offering nucleic acid analysis systems and services and various companies developing and commercializing diagnostic assays, and various companies researching and developing prenatal diagnostic technology.

In the nucleic acid analysis marketplace, our MassARRAY system competes with alternative technology platforms that differ in cost per datapoint, throughput, sample amplification, analysis process, sample separation or method of DNA detection, turnaround time and quality of results. Most competitive technologies do not rely on direct detection methods, such as mass spectrometry, but instead use indirect sample detection methods, such as hybridization and/or labeling. Such technologies are offered by: Applied Biosystems, Beckman Coulter, Inc., Illumina, Inc., Biotage AB, and others.

In the non-invasive prenatal diagnostic market, we plan to develop diagnostic research use tests based on the use of free fetal DNA in maternal serum or plasma. We believe that our exclusive license to the intellectual property surrounding the use of free fetal DNA, combined with the precision and accuracy of our MassARRAY system will provide us with a competitive advantage in this space. Our competition includes Ravgen, Inc. and also arises from alternative methods of non-invasive prenatal diagnostics such as: fetal DNA extraction from maternal urine, trophoblast purification from maternal blood, and trophoblast purification from cervical swabs. Such technologies are in development or offered by: Biocept, Inc., Xenomics, Inc., Ikonisys, Inc., and others.

Research and Development

We believe that investment in research and development is essential to establishing a long-term competitive position as a provider of genetic analysis tools and as a provider or an enabler of diagnostic tests. Our research and development expenses for the years ended December 31, 2006, 2005, and 2004, were $11.9 million, $11.9 million, and $18.6 million, respectively.

During 2006 we conducted most of our research and development activities at our facilities in the United States. Our research and development is augmented by advisory and collaborative relationships with others.

Our research and development efforts are primarily focused on expanding the applications for our MassARRAY technology, research and development of diagnostic assays, and research and development of prenatal diagnostic methods and technologies, including the sample preparation step of enriching fetal nucleic acid for subsequent analysis.

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of diagnostic products, including gender tests, that may be developed by us or our corporate partners, collaborators or licensees. Certain diagnostic products developed by us or our collaborators may require regulatory approval by governmental agencies prior to commercialization. Products that we develop in the diagnostic markets, depending on their intended use, may be regulated as medical devices by the U.S. Food and Drug Administration (FDA) and comparable agencies of other countries and require either premarket approval, or PMA, or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to twelve months from submission, but can take longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from six months to two years or longer from submission. The receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues. Human diagnostic products are subject to rigorous testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of diagnostic products.

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

Employees

As of February 28, 2007, we employed 123 persons, of whom 32 hold Ph.D. or M.D. degrees and 35 hold other advanced degrees. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

Executive Officers

Our executive officers, their positions with us, and their ages as of February 28, 2007 are as follows:

Name	Age	Position
Executive Officers and Directors
Harry Stylli, Ph.D.	45	President, Chief Executive Officer and Director
Charles R. Cantor, Ph.D.	64	Chief Scientific Officer and Director
Elizabeth Dragon, Ph.D.	58	Senior Vice President, Research and Development
Michael Monko	47	Senior Vice President, Sales and Marketing
Larry Myres	48	Vice President, Operations
Clarke Neumann	43	Vice President and General Counsel
Steven Owings	54	Vice President of Commercial Development, Prenatal Diagnostics
Karsten Schmidt	45	Vice President, Business Development
John Sharp	42	Vice President, Finance and Treasurer
Dereck Tatman	34	Vice President, Business Development

Harry Stylli. Dr. Stylli joined us in June 2005 as President and Chief Executive Officer and a director. From November 2004 to February 2005, Dr. Stylli served as President and Chief Executive Officer of Xencor, Inc., a privately held, next-generation antibody platform company. From May 2002 to July 2003, Dr. Stylli served as President and Chief Executive Officer for CovX Pharmaceuticals, a biopharmaceutical company of which Dr. Stylli was a co-founder. From 1995 to 2001, Dr. Stylli served in various capacities, including Senior Vice President of Screening Technology and New Ventures, Senior Vice President of Commercial Development and most recently President, for Aurora Biosciences Corporation, a drug discovery systems company of which Dr. Stylli was a co-founder. Dr. Stylli currently serves as a director of Molecular Insight Pharmaceuticals, Inc., a publicly held biotechnology company, and is an advisor to Nanosyn, a privately held medicinal chemistry company. Dr. Stylli received his Ph.D. from London University’s Faculty of Medicine and an M.B.A. from the United Kingdom’s Open University.

Charles R. Cantor. Dr. Cantor joined us as Chief Scientific Officer and Chairman of the Scientific Advisory Board in August 1998. Since 1992 Dr. Cantor has served as a professor in the Department of Biomedical Engineering and Co-Director of the Center for Advanced Biotechnology at Boston University. Prior to that time, Dr. Cantor held positions at Columbia University and the University of California, Berkeley. He was also Director of the Human Genome Center of the Department of Energy at Lawrence Berkeley Laboratory. Dr. Cantor published the first textbook on genomics, The Science and Technology of the Human Genome Project, and remains active in the Human Genome Project through his membership in a number of the project’s advisory committees and review boards. Dr. Cantor is a member of the National Academy of Sciences. He is also a scientific advisor to 12 biotech and life science companies and one venture capital firm. Dr. Cantor currently serves as a director of ExSAR, Inc., Human BioMolecular Research Institute, and Retrotrope, Inc. Dr. Cantor received his Ph.D. in Chemistry from the University of California, Berkeley.

Elizabeth Dragon, Ph.D. Dr. Dragon joined us as Senior Vice President of Research and Development in May 2006. Dr. Dragon has over 25 years of diagnostics research and development, management, and leadership experience, including significant product development and commercialization planning and execution achievements during her tenure at Roche Molecular Systems from 1990 to May 2006. At Roche, Dr. Dragon held many leadership roles of increasing responsibility, most recently as Senior Vice President of Global Standardization and Vice President of Diagnostics Development. She pioneered the development and commercialization of PCR-based diagnostic tests and ultimately led the global commercialization of numerous FDA-approved diagnostic products. Dr. Dragon received her Ph.D. in Virology and Cell Biology from Albert Einstein College of Medicine of Yeshiva University.

Michael Monko. Mr. Monko joined us as Senior Vice President of Sales and Marketing in August 2006. Mr. Monko has 20 years of life science sales and marketing experience. He served as Vice President of Sales for Upstate/Chemicon from 2005 to July 2006 with global sales and management responsibility for more than 100 sales, service and support employees. Previously, he served 19 years at Invitrogen Corporation with a progressive and accomplished career in sales, beginning as a representative and culminating as Senior Director, Sales Force Effectiveness. Mr. Monko received his M.B.A. from University of New Hampshire.

Larry Myres. Mr. Myres joined us as Vice President of Operations in November 2005. Mr. Myres has over 20 years of experience in medical device operations. Prior to joining us, Mr. Myres was Vice President of Operations for medical device companies DexCom, Inc. from 2000 to 2005 and Precision Vascular Systems from 1997 to 2000. He spent over ten years with Alaris Medical Systems from 1986 to 1997, most recently as Director of Operations, EAME, after transferring from Advanced Cardiovascular Systems. Mr. Myres received a Bachelor of Science in Management from Westminster College of Salt Lake City.

Clarke Neumann. Mr. Neumann has served as Vice-President & General Counsel and Assistant Secretary for the Company since 2001. Mr. Neumann joined the Company in 1999 as Corporate Counsel. Prior to joining the Company, Mr. Neumann was an attorney at Lyon & Lyon, LLP, specializing in intellectual property litigation, strategic counseling, business litigation and transactional matters. Before his legal career, Mr. Neumann was employed as a sales representative for Nalco Chemical Company and as an engineer for McDonnnell Douglas Astronautics Corporation. Mr. Neumann holds a J.D. from Loyola Law School, Los Angeles, and a B.S. in Chemical Engineering from Pennsylvania State University.

Steven Owings. Mr. Owings has served as our Vice-President of Commercial Development, Prenatal Diagnostics since February 2007. From 2004 to 2006, Mr. Owings served as President, North America, of Primagen Inc., a privately held molecular diagnostics company, where he developed licensing agreements with major diagnostic and laboratory service organizations. From 2003 to 2004, Mr. Owings served as consultant and Director of BD to Epoch Biosciences, which was purchased by Nanogen Inc. in 2004. From 1999 to 2002, Mr. Owings served as Vice President, Sales and Marketing for Visible Genetics Inc., which was purchased by Bayer Diagnostics in 2002, where he lead the North and Latin American sales and marketing teams and was instrumental in the launch of the first fully integrated FDA-cleared genomic device for the assessment of HIV drug resistance. From 1997 to 1998 , Mr. Owings was with Digene Corporation, as Vice President of Sales and Marketing, where he helped launch the first FDA-approved HPV assay into the clinical diagnostics market. Prior to that, Mr Owings spent nearly 20 years in various managerial and sales positions at Roche Diagnostic Systems. From 1992 to 1997, as Director of the PCR Business Unit, U.S., he assisted in transitioning PCR technology from research laboratory use to commercial laboratories, hospitals and healthcare providers nationwide. Mr. Owings holds a Bachelor of Science from Northern Arizona University.

Karsten Schmidt. Dr. Karsten Schmidt joined us in January 1999 as Director, Business Development and was appointed Managing Director of our German subsidiary in the same year and Vice President, European Operations in 2000. Dr. Schmidt moved to the Corporate Headquarters as Vice President of Operations in 2003 with world wide responsibility for coordination of R&D Activities, Product Development, Mass Spectrometry, Manufacturing, Quality Assurance, and Regulatory Affairs. In December 2005 Dr. Schmidt was appointed Vice President of Business Development. Before joining us, he held a senior management position at Rhône-Poulenc Rorer (now Sanofi-Aventis), Germany where he was responsible for all drug regulatory affairs activities in the asthma and allergy area. Dr. Schmidt is a trained pharmacist. He received his Ph.D. in pharmaceutical biology from the University in Bonn.

John Sharp. Mr. Sharp joined us as Vice President, Finance in November 2004. In October 2005, Mr. Sharp was appointed Treasurer and designated our principal financial and accounting officer. From August 2000 to November 2004, Mr. Sharp was Director of Accounting at Diversa Corporation, a publicly traded biotech company, where he was responsible for managing the overall accounting function, including financial reporting, internal controls, and corporate governance. From January 1994 until August 2000, Mr. Sharp held various positions, most recently Senior Audit Manager, at PricewaterhouseCoopers. Mr. Sharp received a Bachelor of Science from San Diego State University and is a Certified Public Accountant.

Dereck Tatman, Ph.D. Dr. Tatman has served as Vice President of Business Development for the Company since July 2004. Dr. Tatman joined the Company in 2000 as a Business Development Analyst. Dr. Tatman has over 10 years of experience in biotechnology and start-up business development environments. Prior to joining the Company, Dr. Tatman was employed at Dow Agrosciences in the biotechnology business development group and consulted to high-tech and biotech start-ups assisting in business plan development and strategic positioning. Dr. Tatman holds a Ph.D. from Arizona State University and a Master’s of Science in Management from Krannert School of Business at Purdue University.

Paul Hawran. Mr. Hawran, 54, served as a director from August 2006 until February 2007. Mr. Hawran joined Neurocrine Biosciences, Inc. as Vice President and Chief Financial Officer in 1993 and served as Executive Vice President and Chief Financial Officer since 2001 with responsibilities for strategic planning, finance, investor relations, human resources, information technologies and operations. He previously served as Vice President and Treasurer at SmithKline Beecham Corporation, as well as in various financial positions at Warner Communications, now Time Warner, Inc. Mr. Hawran is also a member of Cytori Therapeutics, Inc.’s board of directors. He received an MS in taxation from Seton Hall University and BS in finance from St. John’s University. He is a member of the American Institute of Certified Public Accountants, the California and Pennsylvania Institutes of Certified Public Accountants and the Financial Executives Institute. In February 2007, Mr. Hawran was appointed Chief Financial Officer of Sequenom effective April 1, 2007, and will report to Harry Stylli, Ph.D., President and Chief Executive Officer. Until April 1, Mr. Hawran will serve as a consultant to the Company assisting in financial, corporate development and investor relations functions.

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

Our business may require additional investment that we have not yet secured. As of December 31, 2006, we have available cash, cash equivalents and short-term investments of approximately $24.9 million. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital requirements through 2008. However, based upon our current plans, our business will require additional investment that we have not yet secured. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•

the level of our and our distributors’ success in selling our MassARRAY products and services including the new iPLEX Gold product which provides greater efficiency and which could reduce overall consumables usage by customers;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, including iPLEX Gold, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	the extent of our investment in diagnostic technology, including non-invasive prenatal analysis technology, development, commercialization, and regulatory approval;

•

our success in and the expenses associated with researching and developing and commercializing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our success alone or in collaboration with our partners in launching and selling any diagnostic products and services;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic assay research and development;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our non-invasive prenatal analysis technology, disease gene discoveries, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the Nasdaq Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on Nasdaq or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities. If the investors in our June 2006 private placement choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders. The investors in our June 2006 private placement beneficially own approximately 60% of our common stock based on the number of shares of our common stock outstanding on December 31, 2006. Upon the exercise in full of the warrants issued in the private placement (assuming no cashless exercise), these investors would control up to approximately 70% of the voting power of our capital stock based on the number of shares of our common stock outstanding on December 31, 2006. These stockholders, acting together, have substantial control over us. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. These stockholders hold nearly all of the shares needed to approve amendments to our Bylaws and Certificate of Incorporation to remove certain supermajority voting provisions, permit stockholders holding a majority of our outstanding shares to call special meetings of stockholders, and permit stockholder actions by written consent. Pursuant to the securities purchase agreement entered into with the investors in our private placement, we are required to call a special meeting of stockholders within 60 days of the request of any two directors nominated by the investors for the purpose of seeking approval of these amendments to our Bylaws and Certificate of Incorporation or any other action that is proposed in good faith by at least three of our directors for legitimate corporate purposes. The approval of these amendments to our Bylaws and Certificate of Incorporation would provide even greater control to the investors in the private placement if they elect to act together.

If the investors in our private placement sell their shares which have been registered under the Securities Act, the market price of our common stock may decline significantly.

The shares of common stock issued to the investors in our June 2006 private placement, as well as any shares issuable upon exercise of the warrants issued to the investors, have been registered under the Securities Act of 1933, as amended, or Securities Act, and such shares are freely transferable without restriction under the Securities Act (but may be subject to the short-swing profit rules and other restrictions on affiliates under the Securities Exchange Act of 1934, as amended). If a large number of shares are sold into the public market, the market price of our common stock may decline significantly.

We have limited experience.

Many of our technologies, particularly our non-invasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to commercialize new products and create new applications for our products. We are developing research-use-only and diagnostic applications for our MassARRAY platform and for other platforms, including non-invasive prenatal tests, and plan to eventually commercialize ourselves, or with a partner, a research-use-only test for Rhesus D using a real-time PCR platform in addition to other tests. We have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective, and we will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, non-invasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At December 31, 2006, our accumulated deficit was approximately $460.1 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•

our or our distributors’ success in selling, and changes in the demand for, our products and services including our MassARRAY Compact platform and iPLEX Gold multiplexing application and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•

our ability to develop new applications and products, such as non-invasive prenatal or other diagnostic assays, the success of such applications and products, and our ability to improve current products to increase demand for such products;

•

the potential need to acquire licenses to new technology, including genetic markers that may be useful in diagnostic applications, or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

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

•

material developments in our customer and supplier relationships including our ability to successfully transition in a timely manner during 2007, to a new dispensing apparatus for our MassARRAY system with a new vendor;

•	our ability to clinically validate any potential non-invasive prenatal or other diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year, the number, timing, and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales can have a significant impact on our gross margin, as consumable sales typically have margins significantly higher than MassARRAY system sales. Our revenues and operating results are also difficult to predict because they depend upon the activities of our distributors. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

The demand for MassARRAY systems and consumables has changed over time, and any decline in demand will reduce our total revenues. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues for the foreseeable future. Also, our competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products:

•	competition from other products or failure of our products or applications, particularly the iPLEX Gold application, to perform as expected;

•	changes in fiscal policies and the economy which negatively impact customer buying decisions; and

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers and with respect to our recently acquired license rights to perform gender testing for social or lifestyle purposes.

Our revenues are subject to the risks faced by biotechnology and diagnostic companies, pharmaceutical companies, and governmental and other research institutions.

We expect that our revenues in the foreseeable future will be derived primarily from MassARRAY system products provided to academic institutions, biotechnology, diagnostic, and pharmaceutical companies, laboratories, companies and institutions that service the livestock industry, and governmental and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

•	changes in economic conditions and possible country-based boycotts;

•	changes in government programs that provide funding;

•

changes in the regulatory environment affecting health care and health care providers, and for example, recent draft FDA guidance which, if effected, may impose additional restrictions on CLIA licensed laboratories performing research-use-only tests;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate and reduce costs;

•	other factors affecting research and development spending; and

•	uncertainty about our ability to fund operations and supply products to customers.

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX Gold multiplexing application may result in lower volumes of consumable chip purchases by customers on a per system basis, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 45% of our total revenues for the year ended December 31, 2006, compared to 57% of our total revenues for the year ended December 31, 2005. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX Gold application;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers; and

•	the ability to maintain necessary quality standards and specifications for our SpectroCHIP products.

We may not be able to generate any revenue from non-invasive prenatal research-use only or diagnostic tests, or any other tests we may develop.

During the past year, we have committed significant research and development resources to the development of research-use only and diagnostic tests, particularly non-invasive prenatal tests, for use on our MassARRAY system and other platforms. Although we currently anticipate launching our first research use only test, a test for Rhesus D using a real-time PCR platform, in the first half of 2007, there is no guarantee that we will successfully launch this or any other tests for any use. We have no experience in manufacturing, selling, marketing or distributing diagnostic or other tests. If we, or our partners, are not able to successfully market or sell non-invasive prenatal research-use only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop non-invasive prenatal research-use only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•

reliance on third-party CLIA-certified (Clinical Laboratory Improvement Amendments, 1988) laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on third parties to manufacture any non-invasive prenatal research-use only or diagnostic or other tests that we may develop;

•	our non-invasive prenatal Rhesus D test, if successfully launched, will be for research use only and may never be approved for commercial use;

•	the availability of alternative and competing tests or products;

•	compliance with federal, state and foreign regulations for the sale and marketing of research-use only or diagnostic or other tests, including non-invasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness of non-invasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing;

•	the extent and success of our sales and marketing efforts;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s health diagnostics;

•	ethical and legal issues concerning the appropriate use of the information resulting from the diagnostic or other tests; and

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests.

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

A number of potential applications of our MassARRAY technology, including research-use-only and diagnostic applications for non-invasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our new products or applications, such as gene expression analysis, epigenetic analysis or iPLEX Gold multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

We have limited commercial production capability and experience and may encounter production problems or delays, which could result in lower revenue.

We partially assemble the MassARRAY system and partially manufacture our consumable chips and MassARRAY kits. To date, we have only produced these products in moderate quantities. We may not be able to maintain acceptable quality standards as we continue or ramp up production. For example, we have recently experienced crystallized matrix on some of our chips, which has interfered with chip performance. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory while manufacturing our products at a reasonable cost. We may not be able to produce sufficient quantities to meet market demand or manufacture our product at a reasonable cost. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We might not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which would adversely affect our business.

We depend on third-party products and services and limited sources of supply to develop and manufacture our products.

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, Samsung Electronics Co., Ltd. previously supplied our nanodispensers (also known as pintools), PSI, Inc. supplies our chips and Majer Precision Engineering, Inc. supplies the pins for the pintools. We are currently in negotiations with vendors regarding manufacture of a nanodispenser product that will replace the product previously supplied by Samsung. We cannot be assured that we will successfully complete these negotiations and secure supply of a replacement nanodispenser product, and if we are unable to do so, our business could be harmed as we deplete our current inventory of Samsung supplied nanodispensers.

We also have sole suppliers for certain of our consumable products. In the event of any adverse developments with these vendors, our product supply may be interrupted which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips, problems with laser reliability in our mass spectrometers supplied by Bruker and lengthy delays in obtaining lasers for replacement, problems with matrix crystallization on our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We may not successfully obtain regulatory approval of any non-invasive prenatal or other diagnostic product or other product which we or our licensing or collaborative partners develop and we may not be able to successfully partner with CLIA licensed laboratories with respect to research-use-only products.

Products that we or our collaborators develop in the molecular medicine, diagnostic, non-invasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval (PMA) or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain, and generally takes from six months to two years or longer from submission. Also, recent draft guidance from the FDA suggests changes in regulations that would be applicable to CLIA laboratories which, if such regulations become effective, could burden and delay our ability to partner or collaborate with CLIA laboratories with respect to our commercialization plans for research-use-only products. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes, and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

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

Some of the products we hope to develop involve new and unproven approaches or involve applications in markets that we are only beginning to explore. They are based on the assumption that information about genes and SNPs may help scientists better understand conditions or complex disease processes. Scientists generally have a limited understanding of the role of genes and SNPs in diseases, and few products based on gene discoveries have been developed. We cannot be certain that genetic information will play a key role in the development of diagnostics or other products in the future, or that any genetic-based findings would be accepted by diagnostic, pharmaceutical, or biotechnology companies or by any other potential market or industry segment. If we or our customers or collaborators are unable to generate valuable information that can be used to develop diagnostics or other products, the demand for our products, applications, and services will be reduced and our business will be harmed.

We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to non-invasive prenatal analysis rights that we acquired from Isis Innovation Ltd, to potentially expand our product portfolio and generate additional sources of revenue. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications and generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely effect our business.

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

In October 2005, we entered into an exclusive license to non-invasive prenatal diagnostic rights with Isis Innovation Ltd., which we amended in October 2006 to also include exclusive rights to intellectual property for non-invasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop non-invasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, our ability to develop and commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development efforts for these diagnostic tests.

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

Genetic testing, including gender determination testing, has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.

If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts.

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, PSI, Inc. supplies our chips and Majer Precision Engineering supplies the pins for our present nanodispenser (pintool) product. We are in the process of securing a new vendor to supply us with our newly designed replacement nanodispenser product. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. In November 2006, we entered into a new supply agreement with Bruker to purchase a minimum number of mass spectrometers. We have minimum purchase obligations under our supply agreement with Bruker. As a result, in the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In the event of any adverse developments with these vendors, our product supply may be interrupted which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

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

The biotechnology industry is highly competitive. We expect to compete with a broad range of companies in the United States and other countries that are engaged in the development and production of products, applications, services, and strategies to analyze genetic information and strategies to develop and commercialize diagnostic, non-invasive prenatal diagnostic, and other products for customers in the clinical research and clinical marker validation and molecular medicine fields as well as diagnostic service laboratories, animal testing & food safety labs, and customers in other markets. They include:

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

We have sold MassARRAY systems worldwide to pharmaceutical and biotechnology companies, academic research centers, and government laboratories. Some of our customers use our DNA analysis products to perform contract research services, or to perform genetics studies on their own disease populations for potential diagnostic and drug target identification in the same or similar manner as we have done. Although there are many potential contract research services opportunities and disease areas and diagnostic applications, our customers may seek service work or develop diagnostic assays or may target diseases areas that may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our customers. Competition from our customers may adversely affect our services business or our ability to successfully commercialize diagnostic products.

Our ability to compete in the market may decline if we lose some of our intellectual property rights.

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors, and as a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop non-invasive prenatal tests or other products or methods in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our non-invasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or litigation against others. For example, in December 2001, we filed a complaint for declaratory judgment of patent non-infringement and invalidity against Myriad Genetics, Inc., in response to letters received from Myriad and its attorneys in which Myriad asserted its belief that we were engaging in activities that infringed Myriad’s purported patent rights under a specific U.S. patent. In March 2002, we entered into a settlement agreement under which we acquired ownership of such patent rights and all parties agreed to dismiss the lawsuit with prejudice, and such dismissal was subsequently ordered by the court. As a result of the settlement, our products and services were not affected. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

We require our employees, consultants, advisors, and collaborators to execute confidentiality agreements and in certain cases, assignment or license agreements. We cannot guarantee that these agreements will provide us with adequate intellectual property ownership or protection against improper or unauthorized use or disclosure of confidential information or inventions. In some situations, these agreements may conflict with or be subject to the rights of others with whom our employees, consultants, advisors, or collaborators have prior employment or consulting relationships. In some situations, as is the case with our employees in Germany, these agreements or relationships may conflict with or be subject to foreign law which may provide us with less favorable rights or treatment than under U.S. law. Others may gain access to our inventions, trade secrets or independently develop substantially equivalent proprietary materials, products, information, and techniques.

If we cannot attract and retain highly-skilled personnel, our growth might not proceed as rapidly as we intend.

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose any key member of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. During the past several years, we have had significant turnover in our management team and have engaged in substantial headcount reductions. If our management team is not able to effectively manage us through these restructuring changes and transitions, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

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

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 44% and 47% of our sales were made outside of the United States during the years ended December 31, 2006 and 2005, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and our partners and collaborators prepare to commercialize research-use-only or other types of non-invasive prenatal tests. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $5 million. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We are headquartered in San Diego, California, with wholly owned subsidiaries located in Hamburg, Germany, and Cambridge, England. We also have offices in Queensland, Australia, Beijing, China and Newton, Massachusetts. Collectively, we lease approximately 121,000 square feet under leases that expire at various dates through September 2015, each of which contains laboratory, office, manufacturing, or storage facilities.

The San Diego site is our company headquarters and houses our selling, general, and administrative offices, research and development facilities and manufacturing operations. The sites in Hamburg and Newton are used to support sales and distribution in Europe and the United States, respectively. The Newton site was acquired through our merger with Gemini Genomics in 2001 and is partially subleased. The site in Cambridge, England is used as our headquarters for sales and support activities performed in Europe. Our facilities are adequate for our current needs and we have been and continue to explore sublease opportunities for surplus space at our San Diego facility.

Item 3.    LEGAL PROCEEDINGS

In November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the U.S. District Court for the Southern District of New York (now captioned In re Sequenom, Inc. IPO Securities Litigation) Case No. 01-CV-10831. Similar complaints were filed in the same District Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. In the complaint, the plaintiffs allege that our underwriters, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. The plaintiffs seek unspecified monetary damages and other relief. In October 2002, our officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the District Court dismissed the claim against us brought under Section 10(b) of the Securities Exchange Act of 1934, without giving the plaintiffs leave to amend the complaint with respect to that claim. The District Court declined to dismiss the claim against us brought under Section 11 of the Securities Act of 1933.

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” The Circuit Court has ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. Accordingly, the District Court’s decision on final approval of the settlement remains pending. We do not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is traded on the Nasdaq Global Market under the symbol “SQNM”. The following tables set forth the high and low sale prices for the Company’s common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2006:
Fourth Quarter	$6.24	$2.12
Third Quarter	2.45	1.39
Second Quarter	2.50	1.33
First Quarter	2.64	1.80
Year Ended December 31, 2005:
Fourth Quarter	$2.85	$1.80
Third Quarter	3.57	2.01
Second Quarter	3.69	2.52
First Quarter	5.46	3.12

There were approximately 142 holders of record of our common stock as of February 28, 2007. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Performance Measurement Comparison*

The following graph compares the cumulative total stockholder return on our common stock between December 31, 2001 and December 31, 2006 with the cumulative total return of (i) the NASDAQ Composite Index (“NASDAQ Index”) and (ii) the NASDAQ Biotechnology Index (the “NASDAQ Biotech Index”), over the same period. This graph assumes the investment of $100.00 on December 31, 2001 in common stock, the NASDAQ Index and the NASDAQ Biotech Index, and assumes the reinvestment of any dividends.

*	This Section is not “soliciting material” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof without regard to any general incorporation language in any such filing.

Item 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated statements of operations data
Revenues:
Product	$27,051	$19,070	$21,026	$28,334	$24,868
Services	1,023	—	199	1,596	5,646
Research and other	422	351	1,224	322	371

Total revenues	28,496	19,421	22,449	30,252	30,885
Costs and expenses:
Cost of product and service revenue	11,887	10,370	11,361	17,089	17,474
Research and development	11,939	11,930	18,627	23,254	30,748
Selling, general and administrative	22,425	22,382	23,328	25,483	31,585
Restructuring and long-lived asset impairment charge	10	593	2,207	—	—
Impairment of assets and goodwill	—	—	—	—	33,126
In process research and development	—	—	—	—	3,668
Integration costs	—	—	—	—	3,000
Amortization of acquired intangibles	1,511	2,014	3,075	3,434	3,734

Total costs and expenses	47,772	47,289	58,598	69,260	123,335
Loss from operations	(19,276)	(27,868)	(36,149)	(39,008)	(92,450)

Other income (expense):
Interest income	906	633	773	1,631	3,865
Interest expense	(20)	(325)	(434)	(680)	(408)
Impairment of equity investment	—	—	—	—	(1,000)
Other income (expense), net	191	94	33	139	(63)

Loss before income taxes and cumulative effect of accounting change	(18,199)	(27,466)	(35,777)	(37,918)	(90,056)
Deferred income tax benefit	622	929	1,152	1,237	1,309

Net loss before cumulative effect of accounting change	(17,577)	(26,537)	(34,625)	(36,681)	(88,747)
Cumulative effect of accounting change	—	—	—	—	(116,947)

Net loss	$(17,577)	$(26,537)	$(34,625)	$(36,681)	$(205,694)

Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.71)	$(0.67)	$(2.62)	$(2.79)	$(6.96)
Cumulative effect of accounting change	—	—	—	—	(9.21)

Net loss per share, basic and diluted	$(0.71)	$(2.00)	$(2.62)	$(2.79)	$(16.17)

Shares used in computing net loss per share, basic and diluted	24,842	13,276	13,219	13,162	12,717

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated balance sheet data
Cash, cash equivalents, short-term investments and restricted cash	$26,330	$8,678	$37,944	$67,454	$102,550
Working capital	23,651	5,403	28,479	56,344	85,370
Total assets	39,881	24,436	58,486	104,936	152,608
Total long-term obligations	3,525	1,363	5,700	6,569	9,742
Total stockholders’ equity	25,450	11,743	38,072	72,015	108,249

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a genetics company committed to providing genetic analysis products and services that translate genomic science into superior solutions for biomedical research, agricultural, molecular medicine applications and diagnostic applications including non-invasive prenatal diagnostics. Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations therein. In late 2005, we launched our services business, which provides genetic analysis services to customers as a complement and as an alternative to our systems product offerings. Our research and development efforts are committed to producing new and improved applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated. Our research and development efforts are also directed to the development of diagnostic tests, particularly non-invasive prenatal diagnostics, for use on the MassARRAY system and potentially other platforms.

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

Our MassARRAY technology is accepted as a leading high-performance DNA analysis system for the fine mapping genotyping market. Our list of customers includes clinical research laboratories, biotechnology companies, and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to regional distribution partners in France, India, Israel, Japan, Korea, New Zealand, Singapore, Taiwan, and Turkey.

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

The needs of these markets differ significantly. The academic research market, which requires the highest data density per sample, is more tolerant to inconsistencies in data and error rates, and typically has a shorter window of opportunity. Sample throughput is very high. The academic research market is extremely price competitive. The clinical analysis market is typically interested in a defined number of markers per sample, is not as tolerant to inconsistencies and error rates, typically has a longer development cycle, and is less price competitive. Sample throughput requirements are not nearly as high. Considering the clinical analysis market’s requirements and the strengths of the MassARRAY system, including its high sensitivity, specificity, and reproducibility, we believe there is significant opportunity to be more competitive in the clinical analysis market.

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing, gene expression analysis, and epigenetic analysis—the analysis of DNA methylation, in the molecular medicine market.

We also plan to broaden the markets to which we sell our product line. We have identified four target segments for potential growth: clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories, and animal testing laboratories.

As of December 31, 2006, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis services business. The impact of our MassARRAY Compact system, our iPLEX and iPLEX Gold assays, other new products and product applications and our services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

We expect revenues from out-licensing and commercialization of our non-invasive prenatal diagnostics technology, including technology for Rhesus D incompatibility using a real-time polymerase chain reaction platform, to be minimal for the foreseeable future. We also expect revenues from our out-licensing and commercialization efforts with respect to our prior disease gene discoveries to be minimal for the foreseeable future. To the extent that revenues are realized from our non-invasive prenatal diagnostics technology or from our prior disease gene discoveries, if at all, they may fluctuate significantly as revenues will be based upon the occurrence of certain milestones, our reliance upon and the progress made by our collaborative partners, successful product development and commercialization, and product demand, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of present and future collaborators and licensees who may need to invest significant dollar amounts in research and development efforts, commercialization efforts, clinical trials, and obtaining regulatory approvals over several years. Such revenues, if any, are uncertain and also depend on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We have a history of recurring losses from operations and have an accumulated deficit of $460.1 million as of December 31, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2006, we had available cash and short-term investments totaling $24.9 million and working capital of $23.7 million.

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

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” In accordance with SAB No. 104, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. We consider EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and for MassARRAY system sales, the arrangement consideration is allocated among the separate units of accounting based on their relative fair values. The separate units of accounting are typically the system and software itself and maintenance contracts sold at the time of the system sale. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 30 days are recognized upon shipment and transfer of title to the customer or when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer or the duration of the software license. We recognize revenue on maintenance services for ongoing customer support over the maintenance period. Revenues from genetic services are recognized at the completion of key stages in the performance of the service, which is generally delivery of SNP assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

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

Significant estimates are as follows:

•

Accrued acquisition and integration costs. To the extent that exact amounts were not determinable at the time of acquisition, we estimated amounts for direct costs of the acquisition of Gemini Genomics and Axiom Biotechnologies and the related integration costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SFAS No. 141, “Business Combinations”. Amounts accrued relating to acquisition and integration costs totaled $27.4 million and as of December 31, 2006 approximately $1.0 million remained accrued. The amount accrued at December 31, 2006 represents our remaining lease payments, net of estimated sublease income of $1.1 million from existing subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional expense.

•

Impairment of long-lived assets. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. An impairment charge of $0.3 million related to intangible assets acquired from Axiom, which were determined to have no alternative future use was recorded in 2004 following the closure of our internal drug discovery program. No impairment of long-lived assets was recorded in 2005 or 2006. Intangible assets totaled $0.4 million, net of accumulated amortization, at December 31, 2006.

•

Reserves for obsolete and slow-moving inventory. We operate in an industry characterized by rapid improvements and changes to technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount to cost. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During 2006, slow-moving inventory reserves of $0.7 million were offset against cost of goods sold, and the total reserve was $1.1 million at December 31, 2006.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of the interpretation and do not expect the adoption of FIN No. 48 to have a material impact on our consolidated results of operations and financial position.

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

Results of Operations

Years ended December 31, 2006 and 2005

Revenues

Total revenues were $28.5 million and $19.4 million for the years ended December 31, 2006 and 2005, respectively. MassARRAY and other product related revenues are derived from the sale of MassARRAY systems, consumables, sales and licensing of our proprietary software, maintenance contracts, and license fees from end-users.

Consumable sales increased to $12.9 million in 2006 from $11.0 million in 2005. The increase in 2006 compared to 2005 was a result of an increase in our installed base of MassARRAY Compact systems as well as demand for our iPLEX assay.

MassARRAY and other product related revenue increased to $14.1 million in 2006 from $8.1 million in 2005. The increase of $6.0 million was primarily due to an increase in MassARRAY system hardware and software sales to $11.9 million in 2006 from $5.6 million in 2005. Revenue from other product sales, including MassARRAY system maintenance contracts, license fees and royalties, for the years ended December 31, 2006 and 2005 was $2.2 million and $2.5 million, respectively.

As of December 31, 2005, we had shipped inventory, consisting primarily of hardware, with a cost of $1.3 million to certain customers in respect of purchase orders or contracts received which did not meet our criteria for revenue recognition. We recognized $2.4 million of revenue in respect of these shipments upon receipt of payment from or delivery of software products to these customers during the year ended December 31, 2006.

We recorded genetic analysis service revenues of $1.0 million for the year ended December 31, 2006. We recorded no service revenues for the year ended December 31, 2005. We expect service revenues to continue to increase during 2007.

Research and other revenue was $0.4 million in 2006 and 2005. During the year ended December 31, 2006, we recognized $0.3 million of revenue related to the license of certain proprietary genetic content to a third party. The timing of research revenues depends upon our expenditures on grant research and the receipt of the grant funding from the sponsoring agencies. We expect grant revenue to be minimal going forward.

Domestic and non-U.S. revenues were $16.0 million and $12.5 million, respectively, for the year ended December 31 2006 and $10.2 million and $9.2 million, respectively, for the year ended December 31, 2005.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of Product and Service Revenues and Gross Margins

Cost of product revenues were $11.4 and $10.4 million and gross margins were 58% and 46% for the years ended December 31, 2006 and 2005, respectively. Gross margins primarily increased due to lower charges to obsolescence reserves resulting from improvement in inventory management.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of products sold, competitive conditions, sales volumes, discounts offered, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies.

Cost of service revenues were $0.5 million and gross margins were 49%, respectively, for the year ended December 31, 2006. There were no service revenues or cost of service revenues for the year ended December 31, 2005. Gross margins are dependent on the particular service contract terms of the work undertaken in each year.

Research and Development Costs

Research and development costs were $11.9 million for both years ended December 31, 2006 and 2005. These expenses consist primarily of salaries and related personnel expenses, improvements to our existing products, validation of products under development, and expenses relating to work performed under research contracts.

Research and development expenses in 2006 compared to 2005 were primarily affected by increased operating supplies of $0.4 million and consultant and collaboration costs of $0.7 million related to our non-invasive prenatal technology development and MassARRAY product development. These increases were offset by reductions in headcount costs of $0.4 million and allocated costs of $0.7 million.

We expect our research and development expenses to increase during 2007 as we increase our investment in the development of non-invasive prenatal nucleic acid based tests and as we continue to invest in new products and applications for our MassARRAY platform.

Sales and Marketing Costs

Sales and marketing costs were $11.0 million for both years ended December 31, 2006 and 2005. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

Sales and marketing expenses in 2006 compared to 2005 were primarily affected by increased costs of $0.3 million related to the establishment of a sales office in China, legal costs of $0.1 million and share-based payments and other costs of $0.3 million. These increases were offset by reductions in headcount costs of $0.2 million, allocated expenses of $0.2 million and public relations expenses of $0.3 million.

We expect our sales and marketing headcount and associated expense to increase in 2007 as we strengthen our sales force for our MassARRAY system and as we build our commercial development team for our non-invasive prenatal nucleic acid based tests.

General and Administrative Costs

General and administrative costs were $11.4 million for both of the years ended December 31, 2006 and 2005. These expenses consist primarily of salaries and related expenses for legal, finance, and human resource personnel, and their related department expenses.

General and administrative expenses in 2006 compared to 2005 were primarily affected by increased share-based payments of $0.6 million, bad debt expense of $0.2 million and allocated costs of $0.2 million. These increases were partially offset by reduced headcount costs of $0.8 million and lower insurance costs due to reduced premiums of $0.2 million.

We expect general and administrative costs to increase in 2007, compared to 2006 as we build our infrastructure in order to support our anticipated growth.

Asset Impairment and Restructuring Charges

During the third quarter of 2005, we introduced a cost reduction plan, which included a reduction of existing headcount by approximately 30 across all departments by the end of 2005. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction. At December 31, 2005, we had an accrued balance of $0.3 million in respect of the restructuring charges representing the remaining payout of severance costs. We paid the remaining amounts due during 2006.

During the third quarter of 2004, we closed our Sequenom Pharmaceuticals business segment. During the first quarter of 2005, we sold certain tangible assets and recovered $0.2 million in excess of the carrying value, which we had previously fully provided for as part of the restructuring charge.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. Our intangible assets are being amortized over three to five years. The 2006 and 2005 amortization charges of $1.5 million and $2.0 million, respectively, represents the amortization of all these assets held throughout the respective year.

Interest Income

Interest income was $0.9 million in 2006 compared to $0.6 million in 2005. The increase was primarily due to the increased cash balance as a result of our private placement of common stock and warrants in June 2006.

Interest Expense

Interest expense was $20,000 in 2006 compared to $0.3 million in 2005. The decreases resulted from our lower level of borrowings as we paid off our capital leases. In December 2005, we paid the remaining balance of $4.3 million under our credit facility with a financial institution. As a result, our interest expense declined in 2006.

Deferred Income Tax Benefit

The deferred tax benefit of $0.6 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively, were primarily due to the amortization on the intangible assets, including clinical data collections and patent rights, acquired from Gemini Genomics.

At December 31, 2006, we had federal and state tax net operating loss carryforwards of approximately $229.2 million and $114.3 million, respectively. The federal tax loss carryforwards will begin to expire in 2008 unless previously utilized. Approximately $0.5 million of the state tax loss carryforwards will expire in 2007 and the state tax loss carry-forwards will continue to expire in 2008 unless previously utilized. We incurred a federal and state capital loss on the disposal of two of our foreign subsidiaries in 2002 totaling $2.5 million. The capital loss carryforward will expire in 2008. We also have German and United Kingdom (UK) net operating loss carryforwards of approximately $9.5 million and $35.6 million, respectively, which may be carried forward indefinitely. We also have federal and state research and development tax credit carryforwards of approximately $7.9 million and $7.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2011 unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of our federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

Years ended December 31, 2005 and 2004

Revenues

Total revenues were $19.4 million and $22.4 million for the years ended December 31, 2005 and 2004, respectively.

Consumable sales decreased to $11.0 million in 2005 from $13.2 million in 2004. The decrease in consumables revenue in 2005, compared to 2004 was a result of a decline in our average selling prices and volumes for our SpectroCHIP bioarray chips and other consumables.

MassARRAY and other product related revenue increased to $8.1 million in 2005 from $7.9 million in 2004. The increase of $0.2 million was primarily due to an increase in MassARRAY system hardware and software sales to $5.6 million in 2005 from $4.9 million in 2004. Revenue from other product sales, including

MassARRAY system maintenance contracts, license fees and royalties, for the years ended December 31, 2005 and 2004 was $2.5 million and $3.0 million, respectively.

As of December 31, 2005, we had shipped inventory, consisting primarily of hardware, with a cost of $1.3 million to certain customers in respect of purchase orders or contracts received which did not meet our criteria for revenue recognition. We recognized $2.4 million of revenue in respect of these shipments upon receipt of payment from or delivery of software products to these customers during 2006.

Research revenue decreased from $1.2 million in 2004 to $0.4 million in 2005. We performed more work on our grants in 2004 as our largest collaborator began to transfer samples to us for investigation. The timing of research revenues depends upon our expenditures on grant research and the receipt of the grant funding from the sponsoring agencies.

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

Cost of Product and Service Revenues and Gross Margins

Cost of product revenues were $10.4 million and $11.2 million and gross margins were 46% and 47% for the years ended December 31, 2005 and 2004, respectively.

During 2005, higher-margin consumables constituted 58% of the mix of products sold, down from 63% in 2004, while lower-margin hardware sales increased to 27% in 2005 from 20% in 2004. This change in product mix resulted in lower overall margins in 2005, as compared to 2004.

Cost of service revenues were $0.2 million and gross margins were -3% for the year ended December 31, 2004. There were no service revenues or cost of service revenues for the year ended December 31, 2005. Gross margins are dependent on the particular service contract terms of the work undertaken in each year.

Research and Development Costs

Research and development costs decreased by $6.7 million to $11.9 million for the year ended December 31, 2005 from $18.6 million in the year ended December 31, 2004. These expenses consist primarily of salaries and related personnel expenses, improvements to our existing products and validation of products under development, expenses relating to work performed under research contracts, and, prior to the termination of our internal drug discovery activities in July of 2004, expenses related to our disease gene discovery and development programs.

The reduction in costs from 2004 to 2005 of $6.7 million resulted from a reduction in operating supplies of $1.5 million following the closure of our disease gene discovery program in July 2004, $1.9 million in depreciation as assets reached the end of their useful life, and $3.4 million in headcount related costs due to headcount reduction. These decreases were offset by $0.5 million of expenses associated with the acquisition of the non-invasive prenatal intellectual property rights from Isis Innovation Ltd. in October 2005.

Sales and Marketing Costs

Sales and marketing costs decreased by $0.2 million to $11.0 million in the year ended December 31, 2005 from $11.2 million in the year ended December 31, 2004. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The decrease in expense of $0.2 million from 2004 to 2005 was primarily due to reduction in foreign selling expenses of $0.2 million following a reduction in headcount in 2005, reduced consulting costs of $0.3 million as consulting projects were eliminated, increased absorption into cost of goods sold of $0.1 million, and reduced travel costs of $0.2 million. These reductions were offset by increased U.S. headcount-related expenses of $0.6 million.

General and Administrative Costs

General and administrative costs decreased by $0.8 million to $11.4 million in the year ended December 31, 2005 from $12.2 million in the year ended December 31, 2004. These expenses consist primarily of salaries and related expenses for legal, finance, and human resource personnel, and their related department expenses.

The decrease from 2004 to 2005 of $0.8 million related to cost savings in legal fees of $0.5 million due to reduced patent portfolio expenses, decreased building operating costs of $0.3 million, increased absorption into cost of goods sold of $0.5 million, and lower insurance costs due to reduced premiums of $0.3 million. These reductions were offset by increased headcount costs of $0.3 million, increased property taxes of $0.3 million, and other expenses of $0.2 million.

Asset Impairment and Restructuring Charges

During the third quarter of 2005, we introduced a cost reduction plan, which included a reduction of existing headcount by approximately 30 across all departments by the end of 2005. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction.

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

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. Our intangible assets are being amortized over three to five years. The 2005 and 2004 amortization charges of $2.0 million and $3.1 million, respectively, represents the amortization of all these assets held throughout the respective year. The reduction in expense is primarily due to an adjustment to the carrying value of assets related to the Gemini acquisition of $2.6 million in 2004.

Interest Income

Interest income was $0.6 million in 2005, compared to $0.8 million in 2004. The decrease resulted from lower interest rates and lower average balances of interest-bearing investments.

Interest Expense

Interest expense was $0.3 million in 2005, compared to $0.4 million in 2004. The decrease resulted from our lower level of borrowings as we paid off our capital leases. In December 2005, we paid the remaining balance of $4.3 million under our credit facility with a financial institution.

Deferred Income Tax Benefit

The deferred tax benefit of $0.9 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively, were due to the amortization on the intangible assets, including clinical data collections and patent rights, acquired from Gemini Genomics.

Liquidity and capital resources

As of December 31, 2006, cash, cash equivalents, short-term investments and restricted cash totaled $26.3 million, compared to $8.7 million at December 31, 2005. Our cash reserves are held in a variety of interest-bearing instruments, including auction rate securities and money market accounts.

We have a history of recurring losses from operations and have an accumulated deficit of $460.1 million as of December 31, 2006. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2006, we had available cash and short-term investments totaling $24.9 million and working capital of $23.7 million. As of December 31, 2005, we had available cash and short-term investments of $6.0 million and working capital of $5.4 million.

Through December 31, 2006, we funded our capital requirements primarily with the net proceeds of our initial public offering of common stock of approximately $144 million, with private placements of equity securities of approximately $86 million, and with $61 million from the acquisition of Gemini Genomics in 2001.

In June 2006, we closed a private placement financing that provided us with approximately $30 million of net proceeds from the sale of common stock and warrants to purchase shares of common stock.

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for year ended December 31, 2006 was $10.7 million compared to $19.2 million for 2005. The use of cash was primarily a result of the net loss of $17.6 million for year ended December 31, 2006, increased by $0.7 million of deferred income tax benefit, an increase in accounts receivable balances of $2.5 million due to timing of sales activity, and a $0.3 million reduction in other liabilities. Cash usages were partially offset by non-cash depreciation and amortization of $3.6 million, stock-based compensation of $1.2 million, deferred rent of $2.4 million, other non-cash items of $0.8 million, reductions of $1.7 million in inventory levels from inventory management and valuation reserves, and increases in accounts payable and deferred income of $0.4 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash, used $1.2 million in cash during the year ended December 31, 2006 compared to $2.2 million for the same period of 2005 related to the purchases of capital equipment.

Net cash provided by financing activities was $29.5 million during the year ended December 31, 2006 compared to $7.8 million used by financing activities for the same period in 2005. Financing activities during the year ended December 31, 2006 included net receipts of $29.9 million from the issuance of common stock and warrants to purchase common stock, partially offset by net payments of $0.4 million for long-term debt and capital lease obligations.

The following table summarized our contractual obligations as of December 31, 2006 ($ in thousands):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Open purchase orders	$5,205	$5,205	$—	$—
Operating leases	44,393	3,905	11,858	28,630

Total contractual obligations	$49,598	$9,110	$11,858	$28,630

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

We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses, debt obligations and capital requirements through 2008. However, based on our current plans, we will require additional investment that we have not yet secured. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

•

the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and non-invasive prenatal diagnostic technology research and development;

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

We had a $3.5 million bank line of credit provided by the Union Bank of California, which expired on January 31, 2006. At December 31, 2006, we had outstanding stand-by letters of credit with financial institutions totaling $1.2 million, related to our building and operating leases. Letters of credit amounting to $0.1 million will not be drawn down unless we default upon our obligations under the respective agreements. An operating lease letter of credit of $1.1 million will remain in place until the expiration of our Newton, Massachusetts building lease agreement in December 2010.

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

Functional currency of operations	As of December 31, 2006 Net foreign monetary assets/(liabilities)
	Euro	U.S. dollars	GBP
	($ in millions)
Euro	—	$0.5	$0.5

A movement of 10% in the U.S. dollar to GBP exchange rate would create an unrealized gain or loss of approximately $47,000. A movement of 10% in the U.S. dollar to Euro exchange rate would create an unrealized gain or loss of approximately $53,000. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the year ended December 31, 2006. We had no deferred gains or losses during the years ended December 31, 2006, 2005 or 2004.

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

None.

Item 9A.    CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC’s rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We also maintain internal controls and procedures that are designed to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with accounting principles generally accepted in the United States.

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer, as of December 31, 2006. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference from the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the information in the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,017,470		$2.43		4,641,295	(1)(2)
Equity compensation plans not approved by security holders	—	(3)	—	(3)	—

Total	16,017,470		$2.43		4,641,295

Footnotes

(1)	Of the 4,651,295 shares available for issuance, 662,596 are reserved for issuance under our 1999 Employee Stock Purchase Plan, or ESPP.
(2)	Evergreen provisions:

ESPP Provision

The number of shares of our common stock available for issuance under the ESPP shall automatically increase on the first trading day of January each calendar year during the term of the ESPP, beginning with calendar year 2001, by an amount equal to one percent (1%) of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 166,667 shares.

(3)	Excludes outstanding options and warrants that were acquired in conjunction with our acquisition of Gemini Genomics in 2001 and Axiom Biotechnologies in 2002.

In connection with our acquisition of Gemini Genomics, a total of 184,195 options to purchase our common stock remain outstanding at a weighted average price of $52.76. Of these, 3,932 shares are reserved for issuance under the Gemini Genomics Company Share Option Plan-Part B, 4,845 shares are reserved for issuance under the Gemini International Executive Share Option Plan, 175,418 shares are reserved for issuance outside the plan.

In connection with our acquisition of Axiom Biotechnologies, a total of 14,012 options to purchase our common stock remain outstanding at a weighted average price of $13.32, 12,477 shares are reserved for issuance outside of the plan, and 1,535 shares are reserved for issuance under a warrant agreement.

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

Exhibit Number	Description of Document

3.1(26)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(26)	Bylaws of Registrant, as amended.

4.1(26)	Specimen common stock certificate.

4.2(7)	Rights Agreement dated as of October 22, 2001 between the Registrant and American Stock and Transfer & Trust Company.

4.3(22)	Amendment to Rights Agreement dated March 27, 2006 between the Registrant and American Stock Transfer & Trust Company.

10.1(1)	Form of Warrant Agreement between the Registrant and holders of the Series C Preferred Stock warrants.

10.2(26)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.3(1)#	1994 Stock Plan.

10.4(1)#	1994 Stock Plan Form of Non-Qualified Stock Option Grant.

10.5(1)#	1994 Stock Plan Form of Incentive Stock Option Grant.

10.6(1)#	1994 Stock Plan Form of Stock Restriction Agreement.

10.7(1)#	1998 Stock Option/Stock Issuance Plan.

10.8(1)#	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option.

10.9(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.

10.10(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.

10.11(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.

10.12#	1999 Stock Incentive Plan, as amended.

10.13(1)#	1999 Employee Stock Purchase Plan.

10.14(1)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.15(1)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

Exhibit Number	Description of Document

10.16(26)#	2006 Equity Incentive Plan.

10.17(26)#	2006 Equity Incentive Plan Form of Notice of Grant of Stock Option.

10.18(26)#	2006 Equity Incentive Plan Form of Stock Option Agreement.

10.19(26)#	2006 Equity Incentive Plan Form of Exercise Notice.

10.20(2)	Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.

10.21(3)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC, a Delaware limited liability company.

10.22(4)	Global Master Rental Agreement, dated May 4, 2000, between the Registrant and Comdisco.

10.23(6)#	First Amended and Restated Employment Agreement, dated as of August 1, 2000 between Andi Braun and the Registrant.

10.24(5)#	Employment Agreement between Registrant and Charles Cantor, Ph.D.

10.25(8)*	Collaboration Agreement, dated December 17, 2003, by and between the Registrant and Procter & Gamble Pharmaceuticals, Inc.

10.26(10)#	Exec-U-Care Plan.

10.27(29)#	Employment Agreement, dated July 19, 2004, by and between the Registrant and Clarke Neumann.

10.28(11)*	Diagnostic Platform Benchmarking Study and Evaluation, dated October 25, 2004, by and between the Registrant and Siemens AG.

10.29(11) #	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

10.30(12)#	Separation Agreement, dated February 11, 2005, by and between the Registrant and Antonius Schuh, Ph.D.

10.31(14)#	Description of Bonus Program.

10.32(14)#	Second Amended and Restated Employment Agreement, dated April 28, 2005, by and between the Registrant and Steve Zaniboni.

10.33(14)#	Change in Control Severance Benefit Plan.

10.34(15)#	Employment Agreement, dated May 31, 2005, by and between the Registrant and Harry Stylli, Ph.D.

10.35(16)#	Separation Agreement, dated August 15, 2005, by and between the Registrant and Michael Terry.

10.36(17)	Amendment Number One to Lease, dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.37(17)	Common Stock Warrant, dated September 9, 2005, issued to Kwacker, Ltd.

10.38(17)#	Employment Agreement Amendment, dated September 12, 2005, by and between the Registrant and Dr. Charles R. Cantor.

10.39(18)#	Separation Agreement, dated October 4, 2005, by and between the Registrant and Stephen L. Zaniboni.

10.40(19)*	License Agreement, dated October 14, 2005, by and between the Registrant and Isis Innovation Limited.

Exhibit Number	Description of Document

10.41(20)#	Letter agreement, dated October 25, 2005, signed by Lawrence R. Moreau.

10.42(21)#	Separation agreement, dated October 24, 2005, between the Registrant and Andreas Braun, M.D., Ph.D.

10.43(23)	Amended and Restated Securities Purchase Agreement, dated March 30, 2006, by and among the registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital GmbH.

10.44(23)	Form of Warrant issued pursuant to the Amended and Restated Securities Purchase Agreement dated March 30, 2006.

10.45(24)#	Letter agreement dated April 6, 2006, by and between the Registrant and John E. Lucas.

10.46(25)#	Letter agreement dated April 21, 2006, by and between the Registrant and Lawrence R. Moreau.

10.47(26)	Registration Rights Agreement dated June 6, 2006 by and between the Registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital GmbH.

10.48(27)#	Letter agreement dated August 21, 2006, by and between the Registrant and Paul W. Hawran.

10.49(28)*	Amendment to Exclusive License of Technology Agreement dated October 19, 2006, by and between the Registrant and ISIS Innovation Limited.

10.50(28)*	Supply Agreement dated November 3, 2006, by and between the Registrant and Bruker Daltonics Inc.

21.1(29)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan.
*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended, which exhibit is hereby supplemented with an additional Schedule A filed with this Annual Report on Form 10-K.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 23, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 10, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 14, 2004.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125456).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2005.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 17, 2005.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 14, 2005.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 7, 2005.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K with respect to Items 1.01, 5.02 and 9.01 filed October 28, 2005.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K with respect to Items 1.01, 1.02 and 9.01 filed October 28, 2005.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 28, 2006.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 3, 2006.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 10, 2006.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 27, 2006.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 25, 2006.
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(29)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007

SEQUENOM, INC.

By:	/s/ HARRY STYLLI
Harry Stylli President and Chief Executive Officer

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

Signature	Title	Date

/s/ HARRY STYLLI PH.D. Harry Stylli, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ JOHN SHARP John Sharp	Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ CHARLES R. CANTOR, PH.D. Charles R. Cantor, Ph.D.	Chief Scientific Officer and Director	March 30, 2007

/s/ HARRY F. HIXSON, JR., PH.D. Harry F. Hixson, Jr., Ph.D.	Chairman of the Board of Directors	March 30, 2007

/s/ ERNST-GUNTER AFTING, PH.D., M.D. Ernst-Gunter Afting, Ph.D., M.D.	Director	March 30, 2007

/s/ PATRICK ENRIGHT Patrick Enright	Director	March 30, 2007

/s/ RONALD M. LINDSAY, PH.D. Ronald M. Lindsay, Ph.D.	Director	March 30, 2007

/s/ LARRY LENIG Larry Lenig	Director	March 30, 2007

SEQUENOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sequenom, Inc.

We have audited the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequenom, Inc. at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments.”

/s/ ERNST & YOUNG LLP

San Diego, California

March 16, 2007

SEQUENOM, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share information)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,932	$1,885
Short-term investments	22,996	4,158
Restricted cash and investments	1,402	2,571
Accounts receivable, net	4,834	2,321
Inventories, net	2,567	4,161
Other current assets and prepaid expenses	677	738

Total current assets	34,408	15,834
Equipment and leasehold improvements, net	4,528	5,621
Intangible assets	360	2,316
Restricted cash and investments	—	64
Other assets	585	601

Total assets	$39,881	$24,436

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,809	$3,532
Accrued expenses	5,140	4,981
Accrued acquisition and integration costs	230	226
Deferred revenue	1,578	1,299
Current portion of long-term bank debt	—	200
Current portion of capital lease obligations	—	193

Total current liabilities	10,757	10,431

Deferred revenue, less current portion	149	202
Other long-term liabilities	2,804	413
Long-term accrued acquisition and integration costs, less current portion	721	950
Long-term deferred tax liability	—	697
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares—5,000,000.	—	—
Common stock, par value $0.001; authorized shares—185,000,000; issued and outstanding shares 33,439,634 and 13,409,542 at December 31, 2006 and 2005, respectively	33	13
Additional paid-in capital	484,898	453,823
Accumulated other comprehensive income	656	467
Accumulated deficit	(460,137)	(442,560)

Total stockholders’ equity	25,450	11,743

Total liabilities and stockholders’ equity	$39,881	$24,436

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share information)

	Years ended December 31,
	2006	2005	2004
Revenues:
Consumables	$12,930	$11,007	$13,162
MassARRAY and Other product related	14,121	8,063	7,864
Services	1,023	—	199
Research and other	422	351	1,224

Total revenues	28,496	19,421	22,449

Costs and expenses:
Cost of consumable and product revenue	11,369	10,370	11,157
Cost of service revenue	518	—	204
Research and development	11,939	11,930	18,627
Selling and marketing	10,993	11,016	11,173
General and administrative	11,432	11,366	12,155
Restructuring and long-lived asset impairment charge	10	593	2,207
Amortization of acquired intangibles	1,511	2,014	3,075

Total costs and expenses	47,772	47,289	58,598

Loss from operations	(19,276)	(27,868)	(36,149)
Interest income	906	633	773
Interest expense	(20)	(325)	(434)
Other income, net	191	94	33

Loss before income tax	(18,199)	(27,466)	(35,777)

Deferred income tax benefit	622	929	1,152

Net loss	$(17,577)	$(26,537)	$(34,625)

Net loss per share, basic and diluted	$(0.71)	$(2.00)	$(2.62)

Weighted average shares outstanding, basic and diluted	24,842	13,276	13,219

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	($ in thousands)
Balance at December 31, 2003	13,188,447	$13	$453,122	$—	$278	$(381,398)	$72,015
Net loss	—	—	—	—	—	(34,625)	(34,625)
Unrealized gain on available-for-sale securities	—	—	—	—	(89)	—	(89)
Translation adjustment	—	—	—	—	532	—	532

Comprehensive loss	—	—	—	—	—	—	(34,182)
Exercise of stock options	8,791	—	42	—	—	—	42
Purchases under Employee Stock Purchase Plan	33,057	—	122	—	—	—	122
Restricted stock awards	235,667	—	617	(617)	—	—	—
Issuance of stock options to consultants	—	—	23	—	—	—	23
Amortization of restricted stock	—	—	—	52	—	—	52

Balance at December 31, 2004	13,465,962	$13	$453,926	$(565)	$721	$(416,023)	$38,072
Net loss	—	—	—	—	—	(26,537)	(26,537)
Unrealized gain on available-for-sale securities	—	—	—	—	93	—	93
Translation adjustment	—	—	—	—	(372)	—	(372)

Comprehensive loss	—	—	—	—	—	—	(26,816)
Other than temporary loss on investments	—	—	—	—	25	—	25
Exercise of stock options	17,469	—	16	—	—	—	16
Purchases under Employee Stock Purchase Plan	20,778	—	57	—	—	—	57
Restricted stock cancellations	(94,667)	—	(256)	256	—	—	—
Issuance of stock options and warrants to third parties	—	—	80	—	—	—	80
Amortization of restricted stock	—	—	—	309	—	—	309

Balance at December 31, 2005	13,409,542	$13	$453,823	$—	$467	$(442,560)	$11,743
Net loss	—	—	—	—	—	(17,577)	(17,577)
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	—	(1)
Translation adjustment	—	—	—	—	190	—	190

Comprehensive loss	—	—	—	—	—	—	(17,388)
Share-based compensation	—	—	1,169	—	—	—	1,169
Exercise of stock options	13,434	—	45	—	—	—	45
Purchases under Employee Stock Purchase Plan	16,773	—	26	—	—	—	26
Issuance of common stock and warrants, net of issuance costs	19,999,885	20	29,835	—	—	—	29,855

Balance at December 31, 2006	33,439,634	$33	$484,898	$—	$656	$(460,137)	$25,450

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(17,577)	$(26,537)	$(34,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,169	12	23
Amortization of deferred compensation	—	311	52
Depreciation and amortization	3,569	5,039	8,801
Loss on disposal of fixed assets	65	185	1,891
Bad debt expense	103	—	—
Deferred taxes	(697)	(929)	(1,152)
Deferred rent	2,356	—	—
Other non-cash items	650	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,505)	612	1,088
Inventories	1,710	1,030	5,704
Other current assets and prepaid expenses	83	(280)	673
Other assets	8	78	(76)
Accounts payable and accrued expenses	412	455	(4,689)
Deferred revenue	202	161	(1,166)
Other liabilities	(283)	657	329

Net cash used in operating activities	(10,735)	(19,206)	(23,147)

Investing activities
Purchase of equipment, leasehold improvements, and intangible assets	(1,229)	(2,164)	(2,898)
Restricted cash	1,243	7,289	(208)
Purchases of marketable securities	(32,160)	(1,490)	(60,208)
Sales of marketable securities	10,646	9,873	67,076
Maturities of marketable securities	2,676	12,003	8,408

Net cash provided by (used in) investing activities	(18,824)	25,511	12,170

Financing activities
Repayment of long-term debt	(200)	(7,474)	(3,572)
Payments on capital lease obligations	(193)	(402)	(493)
Proceeds from issuance of common stock and warrants, net of issuance costs	29,855	—	—
Proceeds from exercise of warrants, stock options and Employee Stock Purchase Plan purchases	71	73	164

Net cash provided by (used in) financing activities	29,533	(7,803)	(3,901)

Net decrease in cash and cash equivalents	(26)	(1,498)	(14,878)
Effect of exchange rate changes on cash and cash equivalents	73	(206)	527
Cash and cash equivalents at beginning of year	1,885	3,589	17,940

Cash and cash equivalents at end of year	$1,932	$1,885	$3,589

Supplemental disclosure of cash flow information:
Interest paid	$20	$325	$434

See accompanying notes.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Nature of the Business

We are a genetics company committed to providing genetic analysis products and services that translate genomic science into superior solutions for biomedical research, agricultural, and molecular medicine applications and diagnostic applications including non-invasive prenatal diagnostics. Our proprietary MassARRAY system is a high performance DNA analysis platform that efficiently and precisely measures the amount of genetic target material and variations therein. The system is able to deliver reliable and specific data from complex biological samples and from genetic target material that is available only in trace amounts. We have used our MassARRAY technology and our extensive collections of DNA samples from diseased and healthy individuals to identify disease-related genes that predispose significant portions of the population to major diseases. Based on our discoveries, we have developed diagnostic and therapeutic content for potential partner out-licensing and commercial development opportunities.

2. Summary of Significant Accounting Policies and Significant Accounts

Reverse Stock Split

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Sequenom, Inc. and our wholly-owned subsidiaries located in Germany and the United Kingdom. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accrued acquisition and integration costs

To the extent that exact amounts were not determinable at the time of acquisition, we estimated amounts for direct costs of the acquisition of Gemini Genomics and Axiom Biotechnologies and the related integration costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Amounts accrued relating to acquisition and integration costs totaled $27.4 million and as of December 31, 2006 approximately $1.0 million remained accrued. The amount accrued at December 31, 2006 represents all remaining lease payments, net of estimated income from subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional expense.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Asset impairment

In accordance with SFAS No. 142, which requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment annually, we recorded an impairment charge of $0.3 million in 2004 related to intangible assets acquired from Axiom, which were determined to have no alternative future use, following the closure of internal drug discovery program.

Reserves for obsolete and slow-moving inventory

We operate in an industry characterized by rapid improvements and changes to our technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount to cost. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our consolidated financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During 2006, slow-moving inventory reserves of $0.7 million were offset against cost of goods sold, and we held reserves of $1.1 million at December 31, 2006.

Shipping and handling costs

Shipping and handling costs are included within cost of product and service revenue on the statement of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at date of purchase of three months or less.

Short-term Investments

Our investment securities are classified as available-for-sale. These investments are stated at fair value with unrealized gains or losses included in comprehensive income (loss) until realized. Realized gains or losses, calculated based on the specific identification method, are recorded in other income, net, and were not material for the years ended December 31, 2006, 2005, and 2004. The amortized costs of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and interest on securities are included in interest income.

We invest primarily in auction rate securities, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. At December 31, 2006, no individual investment held had a long-term, non-temporary unrealized loss.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

At December 31, 2006, short-term investments, including restricted investments, consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
	($ in thousands)
Auction rate securities	$22,996	$—	$—	$22,996

Total short-term investments	$22,996	$—	$—	$22,996

At December 31, 2006, all of our investments in auction-rate securities have contractual maturity dates past 2025. However, they provide liquidity to us every ninety days or less when interest rates reset through a “Dutch” auction process. We invest in investment grade auction-rate securities and, to date, have not participated in any failed auctions.

At December 31, 2005, short-term investments consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
	($ in thousands)
Obligations of U.S. Government Agencies	$1,998	$—	$—	$1,998
U.S. corporate debt securities	506	—	—	506
International corporate debt securities	2,065	1	—	2,066
Certificates of deposit	775	—	—	775

Total short-term investments	$5,344	$1	$—	$5,345

Restricted Cash

Restricted cash and investments of $1.4 million as of December 31, 2006 are held in interest bearing cash accounts with restrictions of withdrawal, in support of certain borrowing agreements and stand-by letters of credit. Restricted cash totaled $2.6 million at December 31, 2005.

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

Region	December 31, 2006	Percent of receivable balance	December 31, 2005	Percent of receivable balance
	($ in thousands)
Europe	$1,264	26%	$980	42%
Asia	1,230	26%	172	8%
North America	2,340	48%	1,169	50%

Total	$4,834	100%	$2,321	100%

Our Asia-based major distributors represented $4.7 million and $3.0 million, or 17% and 16% of our total product revenues during the year ended December 31, 2006 and 2005, respectively. No Asia-based distributor

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

had a year-end accounts receivable balance greater than 8% of the total balance outstanding at December 31, 2006. During 2006, consumables revenue for one customer in the United States represented 12% of total world-wide consumables revenue.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were as follows:

	December 31,
	2006	2005
	($ in thousands)
Raw materials	$1,635	$2,410
Work in process	51	—
Finished goods	881	1,751

Total	$2,567	$4,161

Inventories are shown net of excess and obsolescence reserves of $1.1 million and $3.1 million at December 31, 2006 and 2005, respectively.

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

Equipment and leasehold improvements and related accumulated depreciation and amortization were as follows:

	December 31,
	2006	2005
	($ in thousands)
Laboratory equipment	$12,688	$13,128
Leasehold improvements	4,280	4,241
Office furniture and equipment	5,150	4,842

	22,118	22,211
Less accumulated depreciation and amortization	(17,590)	(16,590)

	$4,528	$5,621

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1.6 million, $2.6 million, and $5.1 million, respectively.

Intangible Assets

Intangible assets consisted of the following:

		December 31, 2006		December 31, 2005
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	($ in thousands)
Clinical data collections	5	$13,552	$(13,552)	$13,552	$(12,078)
Purchased patent rights and licenses	5	4,449	(4,089)	4,449	(3,607)

Total		$18,001	$(17,641)	$18,001	$(15,685)

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was $2.0 million, $2.4 million, and $3.7 million, respectively. Estimated aggregate amortization expense for the next five years is as follows:

Year ended December 31,	$ in millions
2007	0.3
2008	0.1
2009	—
2010	—
2011	—

$0.4

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine our tangible and intangible assets when events or changes in circumstances indicate that the carrying value of the long-lived asset might not be recoverable. In relation to the decision to close our internal drug discovery program in July 2004, specific long-lived assets were subject to a detailed review. Based on this evaluation, we determined that long-lived assets with a carrying amount of $1.4 million were no longer recoverable and were impaired, and wrote them down to their estimated fair value of $0. Fair value was based on discounted expected future cash flows to be generated by these assets. An impairment charge of $1.4 million was accordingly recorded for these assets, of which $0.3 million was related to intangible assets. This charge is included within the statement of operations as part of the ”Restructuring and long-lived asset impairment” line. These assets primarily included equipment, software, and patent rights obtained in connection with the acquisition of Axiom Pharmaceuticals, Inc. There was no SFAS No. 144 impairment charge in 2006 or 2005.

Warranty Cost and Reserves

In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we provide a warranty provision related to the sales of our MassARRAY equipment based on our experience of returns and repairs required under the warranty period.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue.

Changes in our warranty liability during the three years ended December 31, 2006 are as follows (in thousands):

Balance as of December 31, 2003	$265
Additions charged to cost of revenues	839
Repairs and replacements	(799)

Balance as of December 31, 2004	$305
Additions charged to cost of revenues	512
Repairs and replacements	(412)

Balance as of December 31, 2005	$405
Additions charged to cost of revenues	939
Repairs and replacements	(664)

Balance as of December 31, 2006	$680

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short term maturity of these instruments.

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” In accordance with SAB No. 104, revenues are recognized, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We consider EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and for MassARRAY system sales, the arrangement consideration is allocated among the separate units of accounting based on their relative fair values. The separate units of accounting are typically the system and software itself and maintenance contracts sold at the time of the system sale. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 30 days are recognized upon shipment and transfer of title to the customer or when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer or the duration of the software license. We recognize revenue on maintenance services for ongoing customer support over the maintenance period. Revenues from genetic services are recognized at the completion of key stages in the performance of the service, which is generally delivery of single nucleotide polymorphism (SNP) assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Foreign Currency Translation and Transactions

The financial statements of the Company’s German and United Kingdom subsidiaries are measured using, respectively, the Euro (“EUR”) and Great British pound (“GBP”), as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the years ended December 31, 2006, 2005, and 2004.

Stock-Based Compensation

Effective January 1, 2006, the benefits provided under our share-based compensation plans are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment.” Prior to January 1, 2006, we accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. Therefore, we measured compensation expense for our stock options using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS 123. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

As a result of the adoption of SFAS 123R, our net loss for the year ended December 31, 2006 includes $1.2 million of compensation expense related to our share-based compensation awards. The compensation expense is recorded as components of research and development expense ($0.3 million), selling and marketing expense ($0.2 million) and general and administrative expense ($0.7 million). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation for stock option awards under the plan for the years ended December 31, 2005 and 2004:

	2005	2004
	($ in thousands, except per share information)
Net loss as reported	$(26,537)	$(34,625)
Add: Stock-based compensation expense included in reported net loss	311	52
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,636)	(3,019)

Pro forma net loss	$(27,862)	$(37,592)
Net loss per share, basic and diluted, as reported	$(2.00)	$(2.62)
Pro forma net loss per share, basic and diluted	$(2.10)	$(2.84)

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

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are comprised of incremental common shares issuable upon the exercise of stock options and warrants totaling 16,215,677 and also include common shares issuable on conversion of preferred stock, and were excluded from historical diluted loss per share because of their anti-dilutive effect.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of this interpretation and do not expect the adoption of FIN No. 48 to have a material impact on our consolidated results of operations and financial position.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of this interpretation and do not expect the adoption of SAB No. 108 to have a material impact on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

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

4. Acquisition and Integration Costs

As of December 31, 2006, we had $1.0 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics in 2001, comprising facility exit costs. We have subleased all of our surplus space within this facility and received sub-lease income, which we set against lease expense, of $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. We charged $0.4 million to general and administrative expenses in 2004 to increase the existing accrual to cover our remaining lease payments, net of sublease income from existing subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional lease expense.

The activity in the years ended December 31, 2006 and 2005, respectively, was as follows:

($ in millions)	Balance at December 31, 2005	Increase in accrual	Deductions	Balance at December 31, 2006
Costs to close facilities and exit lease commitments	$1.2	$—	$(0.2)	$1.0

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

($ in millions)	Balance at December 31, 2004	Increase in accrual	Deductions	Balance at December 31, 2005
Costs to close facilities and exit lease commitments	$1.4	$—	$(0.2)	$1.2

5. Restructuring Charge

During the third quarter of 2005, as part of our strategy to stabilize the genetic systems business, we introduced a cost reduction plan, which included a reduction in existing headcount by approximately 30 persons across all departments by the end of 2005 compared to our headcount prior to the plan. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction. At December 31, 2005, we had an accrued balance of $0.3 million in respect of the restructuring charges. We paid the remaining amounts due during 2006. The costs for this restructuring during the period are as follows:

($ in millions)	Balance at January 1, 2006	Costs incurred and charged to expense	Costs paid or settled	Write-offs	Balance at December 31, 2006
Termination benefits	$0.3	$—	$(0.3)	$—	$—

($ in millions)	Balance at January 1, 2005	Costs incurred and charged to expense	Costs paid or settled	Write-offs	Balance at December 31, 2005
Termination benefits	$—	$0.8	$(0.5)	$—	$0.3

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

6. Long-Term Debt

We established an asset-backed loan line during 2002 that provided for borrowings up to $4.0 million, which was fully utilized by June 2003. Borrowings under the agreement bear interest at a blended rate of 9%. As of December 31, 2006 and 2005, respectively, $0 and $0.2 million was outstanding under this agreement. No further amounts are available for borrowing under this agreement.

7. Commitments and Contingencies

Building Leases

We lease facilities in the United States, Germany, China and the United Kingdom. In total, we lease space in six buildings under leases that expire at various dates through September 2015. Total rent expense under these leases was approximately $5.0 million, $4.3 million, and $4.2 million in 2006, 2005, and 2004, respectively.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In September 2005, we entered into an amendment to our lease for our corporate headquarters in San Diego. The lease amendment provides for the deferral of approximately $3.2 million of the monthly rent payments by reducing the monthly payments during the period commencing October 1, 2005 and ending September 30, 2007 and increasing the aggregate monthly payments by the deferred amount for the remaining term of the lease, from October 1, 2007 to September 30, 2012. The total obligation under the lease remains unchanged. Rent expense is calculated on a straight-line basis. In connection with the lease amendment, we issued our landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrants are exercisable and have a ten year term. The fair value of the warrants, calculated using the Black-Scholes model, was recorded as prepaid rent and is being amortized as rent expense over the remaining life of the lease.

The following is a schedule of future minimum lease payments at December 31, 2006:

Year Ending December 31,	Operating Leases
($ in thousands)
2007	3,905
2008	5,892
2009	5,966
2010	5,927
2011	5,347
Thereafter	17,356

$44,393

The above operating leases expire at various dates through 2015. Certain leases contain extension, return, or renewal provisions for two years at existing lease rates and/or purchase options. Future operating lease commitments for leases have not been reduced by future minimum sublease rentals aggregating $1.1 million.

Capital Equipment Leases

During 2000, we entered into a master equipment lease agreement providing for borrowings up to $8.0 million. Under the agreement, the lessor purchased the equipment that we leased subject to quarterly payments for 14 quarters. During 2006, we paid the remaining balance owed under the lease agreement. No further amounts are available for borrowing under this agreement.

Letters of Credit

At December 31, 2006, we had outstanding stand-by letters of credit with financial institutions totaling $1.2 million related to our building and operating leases. Letters of credit amounting to $0.1 million will not be drawn down unless we default upon our obligations under the respective agreements. An operating lease letter of $1.1 million will remain in place until the expiry of the Newton, Massachusetts building lease agreement in December 2010.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Collaboration, Development, and Licensing Agreements

In October 2005, we acquired exclusive rights in certain countries, including the United States, United Kingdom and other countries in Europe and elsewhere, to non-invasive prenatal diagnostic intellectual property from Isis Innovation Ltd., the technology transfer company of the University of Oxford. The intellectual property covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids derived from plasma or serum on any platform including mass spectrometry and real time polymerase chain reaction amplification platforms. Under the terms of the agreement, we paid an up-front fee of $0.5 million, which was expensed in 2005, and are required to pay milestone payments and royalties on product sales.

We have entered into various license agreements since 1996 allowing us to utilize certain patents rights. If these patents are used in connection with a commercial product sale, we will pay royalties based on a percentage of the related product revenues. During the years ended December 31, 2006, 2005, and 2004, the amount of royalties incurred in connection primarily with product sales was $0.1 million, $0.2 million, and $0.0 million, respectively.

Litigation

In November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the U.S. District Court for the Southern District of New York (now captioned In re Sequenom, Inc. IPO Securities Litigation) Case No. 01-CV-10831. Similar complaints were filed in the same District Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. In the complaint, the plaintiffs allege that our underwriters, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. The plaintiffs seek unspecified monetary damages and other relief. In October 2002, our officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the District Court dismissed the claim against us brought under Section 10(b) of the Securities Exchange Act of 1934, without giving the plaintiffs leave to amend the complaint with respect to that claim. The court declined to dismiss the claim against us brought under Section 11 of the Securities Act of 1933.

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” The Circuit Court has ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. Accordingly, the District Court’s decision on final approval of the settlement remains pending. We do not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

8. Related Party Transactions

We had the following transactions with parties related to certain of our Board members:

•

Boston University. Dr. Charles Cantor is our Chief Scientific Officer, a member of our Board and was previously the chair and professor of the department of biomedical engineering and biophysics, and Director of the Center for Advanced Biotechnology at Boston University. We have agreements with Boston University in which Dr. Cantor participates under which we paid $0.4 million, $0.3 million, and $0.3 million, and we recorded product revenue for MassARRAY hardware and consumables, totaling $0.1 million, $0.1 million, and $0.2 million, in the years ended December 31, 2006, 2005 and 2004, respectively. We also have loaned Boston University a MassARRAY system for use in their research programs.

•

University of California, San Diego. Dr. Cantor is adjunct professor in the department of bioengineering at the University of California, San Diego, or UCSD. We recorded product revenue for MassARRAY hardware and consumables, totaling $42,000 and $0.1 million in the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, we had the following receivable and payable balances with the above related parties ($ in thousands):

Related party	Receivables	Payables
Boston University	$22	$75
UCSD	4	—

Total	$26	$75

At December 31, 2005, we had the following receivable and payable balances with the above related parties (in $ thousands):

Related party	Receivables	Payables
Boston University	$18	$1
UCSD	9	1

Total	$27	$2

9. Stockholders’ Equity

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

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Stock Compensation Plans

On May 31, 2006, the stockholders approved our 2006 equity incentive plan, or 2006 plan, as the successor to our 1999 stock option plan, or 1999 plan. In connection with the adoption of the 2006 plan, we terminated the automatic annual increase feature under the 1999 plan and resolved to cease to grant additional stock awards under the 1999 plan following the effectiveness of the 2006 plan. The aggregate number of shares of common stock that may be issued under the 2006 plan is 7,264,482, plus the number of shares subject to any stock awards under the 1999 plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 plan.

Stock Options

The exercise price of all stock options granted during the years ended December 31, 2006, 2005 and 2004 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in operating results for the years ended December 31, 2005 and 2004. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Risk free interest rates	4.95%	4%	4%
Volatility	101%	93%	72%
Dividend yield	0%	0%	0%
Expected option term (years)	6.7	6.0	6.0
Weighted average fair value of stock option grants	$1.65	$2.73	$5.04

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

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

A summary of the status of our stock option plans as of December 31, 2006 and of changes in stock options outstanding under the plans during the years ended December 31, 2006, 2005 and 2004 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	1,817,633	$17.82
Granted	281,500	6.78
Canceled	(378,645)	15.69
Exercised	(8,791)	4.83

Outstanding at December 31, 2004	1,711,697	$16.17
Granted	542,334	3.21
Canceled	(407,320)	11.07
Exercised	(17,469)	0.90

Outstanding at December 31, 2005	1,829,242	$13.21
Granted	2,159,660	1.95
Canceled	(689,685)	10.43
Exercised	(13,434)	3.37

Outstanding at December 31, 2006	3,285,783	$6.45	8.2	$6,539,265

Options vested and exercisable at December 31, 2006	1,051,289	$15.46	6.3	$909,071

The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $28,000.

As of December 31, 2006, there was $2.6 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.48 years. Cash received from stock option exercises for the years ended December 31, 2006 and 2005 was $45,000 and $16,000, respectively.

At December 31, 2006, 3,978,699 shares were available for future option grants and 7,264,482 shares of common stock were reserved for issuance upon exercise of options.

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

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan, or 1999 ESPP. As of December 31, 2006, we had reserved 662,596 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price. As of December 31, 2006, employees have contributed approximately $24,000 to the current offering period of the 1999 ESPP, and we did not recognized any share-based compensation expense related to the purchase that occurred on January 31, 2007.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, the outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50 was adjusted to be exercisable for 1,535 shares of our common stock at an exercise price of $50.19 per share. This warrant has not been exercised and expires in December 2011.

In connection with the Series C Preferred Stock issued in May 1997, we issued warrants to purchase an aggregate of 106,508 shares of our Series C Preferred Stock at an exercise price of $3.15 per share. These warrants became exercisable for 35,503 shares of our common stock at an exercise price of $9.45 per share upon our initial public offering. These warrants expire in May 2007. As of December 31, 2006, 11,694 of these warrants remain outstanding.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of December 31, 2006, all of the warrants are exercisable and remain outstanding.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants expire in June 2013. Additionally, we issued to our placement agent in conjunction with the private placement financing a warrant to purchase an aggregate of 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant expires in June 2011. As of December 31, 2006, all of the warrants issued in conjunction with the private placement financing are exercisable and remain outstanding.

10. Income Taxes

The reconciliation of income tax computed at the Federal statutory tax rate to the benefit for income taxes is as follows:

	December 31,
	2006	2005	2004
	($ in thousands)
Tax at statutory rate	$(6,370)	$(9,558)	$(12,522)
State taxes, net of federal benefit	(1,010)	(1,516)	(2,089)
Change in valuation allowance	6,950	8,175	15,970
Credits and Other	(192)	1,970	(2,511)

	$(622)	$(929)	$(1,152)

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The 2006, 2005, and 2004 income tax benefit of $0.6 million, $0.9 million, and $1.2 million is comprised of foreign deferred taxes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain.

	December 31,
	2006	2005
	($ in thousands)
Deferred tax assets:
Net operating loss carryforwards	$102,131	$98,878
Research and development credits	12,513	11,964
Capitalized research expenses	10,785	8,184
Capital loss carryforward	1,003	1,003
Other, net	5,181	4,634

Total deferred tax assets	131,613	124,663
Deferred tax liabilities: Intangible Assets	—	(697)
Valuation allowance	(131,613)	(124,663)

Net deferred tax assets (liabilities)	$—	$(697)

At December 31, 2006, we have federal and state tax net operating loss carryforwards of approximately $229.2 million and $130.0 million, respectively. The difference between the federal and state tax loss carryforwards is attributable to the capitalization of research and development expenses for state tax purposes and the limitation on the California loss carryforwards. The federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. Approximately $22.9 million of the state tax loss carryforwards will expire in 2007 and the remaining state tax loss carry-forwards will continue to expire in 2008 unless previously utilized.

We incurred a federal and state capital loss on the disposal of two of our foreign subsidiaries in 2002 totaling $2.5 million. The capital loss carryforward will expire in 2007.

We also have German and United Kingdom (U.K.) net operating loss carryforwards of approximately $9.5 million and $35.6 million, respectively, which may be carried forward indefinitely.

Approximately $32.0 million of the U.K. net operating loss carry-forwards was acquired with the purchase of Gemini Genomics and is fully reserved by the valuation allowance. To the extent these U.K. net operating loss carryforwards are utilized, such benefit will be recorded as a purchase accounting adjustment.

The deferred tax asset includes a future tax benefit of approximately $0.6 million related to stock option deductions, which, if recognized, will be allocated to additional paid in capital.

We also have federal and state research and development tax credit carryforwards of approximately $7.9 million and $7.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2011 unless previously utilized.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Pursuant to Internal Revenue Code Sections 382 and 383, use of our federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

Use of our U.K. net operating loss carryforwards may be limited upon the occurrence of certain events such as the discontinuation or change in the nature or conduct of the business.

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

11. Savings and Pension Plans

We have a 401(k) savings plan covering most United States employees. In the United Kingdom we make contributions to defined contribution pension plans. Under these plans, individual employees may make contributions to the plan, which can be matched by us in an amount determined by the Board of Directors or as determined by local statutes. We made no matching contributions in 2006. We made matching contributions totaling approximately $0.2 million in both 2005 and 2004.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

12. Geographic Information

We have wholly-owned subsidiaries located in Germany and the United Kingdom and have customer and vendor relationships worldwide. The following table presents information about us by geographic area. There were no material amounts of transfers between geographic areas. Included in the consolidated balance sheets and consolidated statements of operations are the following domestic and foreign components at December 31, 2006 2005, and 2004:

	December 31,
	2006	2005	2004
Current assets:
United States	$29,953	$12,803	$37,386
Europe	3,225	2,859	3,500
Asia	1,230	172	622

	$34,408	$15,834	$41,508

Property, equipment and leasehold improvements, net:
United States	$4,149	$5,079	$5,581
Europe	374	534	866
Asia	5	8	275

	$4,528	$5,621	$6,722

Other assets:
United States	$945	$2,917	$10,256
Europe	—	64	—

	$945	$2,981	$10,256

Total assets:
United States	$35,047	$20,799	$53,223
Europe	3,599	3,457	4,366
Asia	1,235	180	897

	$39,881	$24,436	$58,486

Revenues:
United States	$15,947	$10,205	$10,772
Europe	7,829	6,201	5,027
Asia	4,720	3,015	6,650

	$28,496	$19,421	$22,449

Net income (loss):
United States	$(13,035)	$(18,497)	$(23,881)
Europe	661	(3,777)	(4,875)
Asia	(5,203)	(4,263)	(5,869)

	$(17,577)	$(26,537)	$(34,625)

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

13. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share information)
2006
Net sales	$6,911	$7,188	$6,510	$7,887	$28,496
Gross profit	4,191	4,160	3,578	4,679	16,609

Net loss	(3,720)	(3,885)	(4,641)	(5,332)	(17,577)
Net loss per share, basic and fully diluted	$(0.27)	$(0.21)	$(0.14)	$(0.16)	$(0.71)

Shares used in calculated per share amounts, historical, basic and fully diluted	13,414	18,851	33,423	33,431	24,842

2005
Net sales	$4,281	$6,175	$4,567	$4,398	$19,421
Gross profit	1,665	3,018	2,535	1,833	9,051

Net loss	(7,382)	(6,064)	(6,038)	(7,053)	(26,537)
Net loss per share, basic and fully diluted	$(0.56)	$(0.46)	$(0.46)	$(0.53)	$(2.00)

Shares used in calculated per share amounts, historical, basic and fully diluted	13,248	13,257	13,269	13,330	13,276

Schedule II—SEQUENOM, INC.

Valuation and Qualifying Accounts

($ in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$25	$96	$4		$117
Reserve for obsolete or excess inventory	3,142	(696)	1,364		1,082
Year ended December 31, 2005:
Allowance for doubtful accounts	$96	$(144)	$(73	)(3)	$25
Reserve for obsolete or excess inventory	3,193	707	758	(2)	3,142
Year ended December 31, 2004:
Allowance for doubtful accounts	$448	$(208)	$144	(1)	$96
Reserve for obsolete or excess inventory	1,890	3,083	1,780	(2)	3,193

(1)	Write off of uncollectible accounts
(2)	Write off of obsolete or excess inventory
(3)	Includes $75,000 collection deducted in 2004