Form 10-K/A
period 2006-12-31
SEQUENOM INC
filed 2007-04-23
CIK 1076481

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein in this Amendment No. 1 on Form 10-K/A.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

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

As of March 30, 2007, there were 33,449,683 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sequenom, Inc. for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 30, 2007 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2006. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Sequenom, Inc. and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Information regarding our executive officers is set forth in Item 1 of Part I of the Original Filing.

Directors

Ernst-Günter Afting, Ph.D., M.D.

Dr. Afting, 64, has served as a director since 1996. From 1995 until his retirement in 2006, Dr. Afting served as President and Chief Executive Officer of the National Research Center for Environment and Health, GSF-Forschungszentrom für Umwelt und Gesundheit GmbH, in Munich, one of the biggest governmental research centers in Germany. From 1993 to 1995, he served as President and Chief Executive Officer of Roussel UCLAF, Paris. He was also a member of the board of the Pharmaceutical Division of Hoechst Group from 1984 to 1993 and was Chairman and Chief Executive Officer of the Divisional Pharmaceutical Board of Hoechst from 1992-1993. Dr. Afting was a member of the advisory committee on Science and Technology to German Chancellor Helmut Kohl from 1996 to 1997 and from 1996 to 2005 has been a member of the German National Advisory Committee on Health Research to the State Secretaries of Science, Technology and Health. Dr. Afting has been a member of the medical faculty at the University of Goettingen since 1985. Dr. Afting currently serves on the boards of Intercell AG, Vienna, Enanta Pharmaceuticals, Inc., and Olympus Europa GmbH, Hamburg. He received his Ph.D. in Chemistry and M.D. from the University of Freiburg/Breisgau, Germany.

Charles R. Cantor, Ph.D.

Dr. Cantor, 64, joined us as Chief Scientific Officer and Chairman of the Scientific Advisory Board in August 1998. Since 1992 Dr. Cantor has served as a professor in the Department of Biomedical Engineering and Co-Director of the Center for Advanced Biotechnology at Boston University. Prior to that time, Dr. Cantor held positions at Columbia University and the University of California, Berkeley. He was also Director of the Human Genome Center of the Department of Energy at Lawrence Berkeley Laboratory. Dr. Cantor published the first textbook on genomics, The Science and Technology of the Human Genome Project, and remains active in the Human Genome Project through his membership in a number of the project’s advisory committees and review boards. Dr. Cantor is a member of the National Academy of Sciences. He is also a scientific advisor to 12 biotech and life science companies and one venture capital firm. Dr. Cantor currently serves as a director of ExSAR, Inc., Human BioMolecular Research Institute, and Retrotrope, Inc. Dr. Cantor received his Ph.D. in Chemistry from the University of California, Berkeley.

Patrick G. Enright

Mr. Enright, 45, has served as a director since June 2006. Mr. Enright is a founder and Managing Director of Longitude Capital, a life sciences venture capital firm specializing in medical devices and biotechnology. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures, the direct venture investment arm of Pequot Capital Management, Inc., and has been a member of various general partnerships of Pequot’s venture capital and private equity funds since June 2002. Mr. Enright is currently a consultant for Pequot Capital Management, Inc. From 1998 to 2001, Mr. Enright was a Managing Member of Diaz & Atschul Group, LLC, a principal investment group. From 1995 to 1998, he served in various executive positions at Valentis, Inc., a biotechnology company engaged in the development of products for peripheral arterial disease, including as Senior Vice President, Corporate Development, and Chief Financial Officer. From 1993 to 1994, he was Senior Vice President of Finance and Business Development for Boehringer Mannheim Therapeutics, a pharmaceutical company and a subsidiary of Corange Ltd. From 1989 to 1993, Mr. Enright was employed at PaineWebber Incorporated, an investment banking firm, where he became a Vice President in 1992. Mr. Enright currently serves on the boards of Threshold Pharmaceuticals, Inc., DiObex, Codexis, Horizon Therapeutics, MAP Pharmaceuticals, Prestwick Pharmaceuticals, Raven biotechnologies and InfaCare Pharmaceuticals. Mr. Enright earned a B.S. in Biological Sciences from Stanford University and a M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Harry F. Hixson, Jr., Ph.D.

Dr. Hixson, 68, has served as Chairman of our Board of Directors since January 2003. Dr. Hixson has also served as a director of Arena Pharmaceuticals, Inc. since 2004, and currently serves as the Chairman of the Board of BrainCells, Inc., a privately held biopharmaceutical company focused on central nervous system drug development. He has served as Chairman of BrainCells since December 2003. Dr. Hixson serves as a member of the Board of Directors of Infinity Pharmaceuticals, Inc., a cancer drug discovery and development company. Dr. Hixson previously served as the Chairman of the Board of Directors of Discovery Partners International, Inc. prior to its merger with Infinity Pharmaceuticals. Dr. Hixson served as Chief Executive Officer of BrainCells from July 2004 until September 2005. Dr. Hixson served as Chief Executive Officer of Elitra Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on anti-infective drug development, from February 1998 until May 2003. He served as Amgen’s President and Chief Operating Officer and as a member of its Board of Directors from 1988 to 1991. Prior to Amgen, Dr. Hixson held various management positions with Abbott Laboratories, including Vice President, Diagnostic Products Business Group, and Vice President, Research and Development, in the Diagnostics Division. He has been involved with the start-up of several biopharmaceutical companies, including Neurocrine Biosciences and Signal Pharmaceuticals, now part of Celgene. Dr. Hixson received his Ph.D. in Physical Biochemistry from Purdue University and an M.B.A. from the University of Chicago. He also received an Honorary Doctor of Science degree from Purdue University.

Larry E. Lenig, Jr.

Mr. Lenig, 58, has served as a director since June 2006. Mr. Lenig currently serves as Senior Partner of ComVest Investment Partners, a private equity capital fund group, and as the portfolio manager of ComVest Capital LLC, an affiliated fund initiated by ComVest Investment Partners in 2006. Mr. Lenig joined ComVest Investment Partners in August 2004. From 1994 to 2004, Mr. Lenig acted as a consultant and advisor to a number of public and private businesses in a diverse range of industries, including oil and gas, software and related services, metal products manufacturers and restaurant chains. During that period, Mr. Lenig also served as Chief Executive Officer and directed turnarounds at two public companies, Grant Geophysical, Inc., an international geophysical services provider, and Seitel, Inc., which owns and offers for license one of the world’s largest U.S. and Canadian focused 3D and 2D seismic data libraries, and consulted to other private companies during reorganizations and restructuring of those enterprises. Prior to entering private consulting, Mr. Lenig spent 19 years with and served as Chief Operating Officer, President and a director of Digicon Inc. (now called Veritas DGC, Inc., a New York Stock Exchange-listed integrated oil service company specializing in onshore and offshore geophysical data acquisition, advanced data processing and the ownership of data libraries), following an initial career as a commercial lender for a Houston banking institution. Mr. Lenig served as a director of Fischer Imaging Corporation, a public company engaged in mammography, radiology and associated healthcare device manufacturing prior to the sale of its principal intellectual property positions in late 2005. Mr. Lenig currently serves as a director and chairman of the audit committee of Deep Marine Technology, Inc., a privately held oil and gas services company. Mr. Lenig received a B.B.A. in Accounting from the University of Houston and is currently a member of the University’s Advisory Counsel to the Dean of the College of Natural Sciences and Mathematics.

Ronald M. Lindsay, Ph.D.

Dr. Lindsay, 59, has been a director since May 2003. He currently operates Milestone Consulting, a biopharmaceutical consulting enterprise. He served as Vice President, Research and Development, and Chief Science Officer of diaDexus Inc., a privately held biotechnology company, from 2000 to January 2004. From

1997 through 2000, Dr. Lindsay served in various roles with Millennium Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, including Senior Vice President, Biotherapeutics and Vice President, Preclinical Research and Development, of its subsidiary Millennium Biotherapeutics Inc. From 1989 to 1997, Dr. Lindsay served in various roles with Regeneron Pharmaceuticals Inc., of which he was a founding scientist, holding the position of Vice President, Neurobiology. He is a director of Arqule Inc., HistoRx Inc., and Neuro3D, a member of the scientific advisory board of Serono S.A. and a Senior Advisor to TVM Capital, Munich. Dr. Lindsay is the author of more than 150 scientific publications and holder of multiple patents. Dr. Lindsay received his Ph.D. in Biochemistry from the University of Calgary.

Harry Stylli, Ph.D.

Dr. Stylli, 45, joined us in June 2005 as President and Chief Executive Officer and a director. From November 2004 to February 2005, Dr. Stylli served as President and Chief Executive Officer of Xencor, Inc., a privately held, next-generation antibody platform company. From May 2002 to July 2003, Dr. Stylli served as President and Chief Executive Officer for CovX Pharmaceuticals, a biopharmaceutical company of which Dr. Stylli was a co-founder. From 1995 to 2001, Dr. Stylli served in various capacities, including Senior Vice President of Screening Technology and New Ventures, Senior Vice President of Commercial Development and most recently President, for Aurora Biosciences Corporation, a drug discovery systems company of which Dr. Stylli was a co-founder. Dr. Stylli currently serves as a director of Molecular Insight Pharmaceuticals, Inc., a publicly held biotechnology company, and is an advisor to Nanosyn, a privately held medicinal chemistry company. Dr. Stylli received his Ph.D. from London University’s Faculty of Medicine and an M.B.A. from the United Kingdom’s Open University.

Stockholder Recommendations for Nominees to the Board of Directors

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: Sequenom, Inc., 3595 John Hopkins Court, San Diego, California 92121. Such recommendations must be received by the Nominating and Corporate Governance Committee at least 120 days prior to the anniversary date of the mailing of our proxy statement for the last annual meeting of stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Audit Committee and Audit Committee Financial Expert

Three directors comprise the Company’s Audit Committee: Dr. Hixson (chair), Dr. Afting and Dr. Lindsay. The Audit Committee oversees our corporate accounting and financial reporting process. The Board of Directors annually reviews the Nasdaq Global Market (“Nasdaq”) listing standards definition of independence for Audit Committee members and has determined that all members of the Audit Committee are independent (as independence is currently defined in Nasdaq Marketplace Rule 4200(a)(15) and Securities and Exchange Commission (the “SEC”) Rule 10A-3). The Board of Directors has determined that Dr. Hixson qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Dr. Hixson’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief executive officer or other senior executive officer for several companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive, financial and accounting officers) and all employees, which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available in the Corporate Governance section under “Investors” on our website at www.sequenom.com. Stockholders may request a free copy of our Code of Business Conduct and Ethics from:

Sequenom, Inc.

Attention: Investor Relations

3595 John Hopkins Court

San Diego, CA 92121-1331

(858) 202-9000

If we make any substantive amendments to the code of business conduct and ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver in the Corporate Governance section under “Investors” on our website at www.sequenom.com. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Item 11.    EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following discussion covers the compensation arrangements for the named executive officers identified in the Summary Compensation Table (the “NEOs”) and our directors and includes a general discussion and analysis of our executive compensation program as well as a series of tables containing specific compensation information for our NEOs and directors. This discussion contains forward looking statements that are based upon our current executive compensation program, policies and methodologies. We may make changes in this program and these policies and methodologies in the future, and if made, we could have materially different compensation arrangements in the future.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our Compensation Committee establishes the executive compensation philosophy for our Company. The Compensation Committee has designed our executive compensation program to help us achieve our goals and objectives, including:

•	Aligning our executive compensation with our business objectives;

•	Making payments or providing other incentives based on our performance as measured against annual company goals set by our full Board of Directors;

•	Attracting, retaining, motivating and rewarding executive officers (including the NEOs) and maintaining a stable management team comprised of individuals with substantial industry experience; and

•	Aligning the financial interests of our executives with the long-term financial interests of our shareholders.

To accomplish these goals and objectives, we have created an executive compensation program comprised of three primary elements: base pay, an annual bonus program and a long term incentive program which uses equity awards.

Although it is not our policy or routine practice to enter into employment agreements with executive officers, employment agreements are used from time to time on a case by case basis, to attract and/or to retain executives. We currently maintain employment agreements with three of our NEOs; Dr. Stylli, Dr. Cantor and Mr. Neumann.

Additionally, we have created a change in control severance benefit plan which provides additional benefits for executive officers in the event that there is a change in control of our Company and an executive loses his or her job. Dr. Cantor, Mr. Neumann, Dr. Dragon participate in that plan and, prior to his departure in April 2007, Mr. Sharp also participated in the plan. Dr. Stylli has change in control provisions in his employment contract. We believe that these change in control benefits help us retain executive talent and, in the event of a potential change of control, allow the executives to focus on the potential transaction without concern for their personal near-term financial future. The potential for a participating executive to receive these change in control benefits will expire June 6, 2007, unless a protected termination of the executive occurs before that date. These change in control benefits are discussed in more detail in the “Change in Control Arrangements” section below and in the “Post-Employment Payments” section and table below.

The Compensation Committee’s Role in the Executive Compensation Process

The Compensation Committee of our Board of Directors is comprised of three independent directors: Dr. Lindsay, Chairman of the Committee; Dr. Hixson; and Mr. Enright. The Committee has responsibilities vested in it by our Board of Directors as set forth in the Charter of the Compensation Committee which may be found in the Corporate Governance section under “Investors” on our website at www.sequenom.com. Among its responsibilities, the Committee provides guidance with respect to the purpose and principles behind the company’s compensation decisions and overall compensation philosophy and objectives, and the Committee oversees our compensation policies, plans, and programs, and reviews and determines executive officer compensation.

Our Compensation Committee is actively involved in our executive compensation process. The Committee met seven times during 2006. During these meetings the Committee explored various alternatives to portions of the executive compensation program in addition to its regular duties of monitoring and approving compensation levels, approving the terms of compensation arrangements for new executives, and reviewing corporate goals as they relate to executive compensation. In addition to these meetings, throughout 2006 our Chief Executive

Officer, Compensation Committee members, and other members of our Board of Directors were involved in numerous discussions regarding compensation matters. The Compensation Committee maintains a calendar to make sure that selected matters (such as compensation strategy, base pay, variable pay and equity awards) are reviewed on an annual basis. The Compensation Committee did not use the services of an outside compensation consultant in 2006.

With respect to the annual bonus program, our Board of Directors, with input from our executive officers, defines measurable performance goals for the Company each year. Our Compensation Committee considers input from the full Board of Directors, applies weighting to each goal in view of each goals overall importance to the Company and establishes incentive compensation parameters that reward performance goal achievement.

The Components of Our Executive Compensation Program

Our executive compensation program consists of three main components: base pay; a cash and/or stock based annual incentive program (“annual bonus”); and stock options granted at fair market value to provide longer term incentives through appreciation in our stock. We also provide our executive officers, including NEOs, with the same package of employee benefits that are provided to all full time employees, including such programs as health insurance, group term life and disability insurance, and a discretionary matching contribution to our 401(k) plan, although no matching contributions were made in 2006. From time to time, NEOs may receive additional perquisites, as discussed further below and referenced in the Summary Compensation Table.

We have selected each of the executive compensation components for the following reasons:

•

Taken as a whole, the components of the executive compensation program (base pay, annual bonus and equity grants) are comparable to the programs offered by other companies of our size in the life sciences industry; therefore, our program helps us attract new executive talent and retain, motivate, and reward the executives that we currently employ.

•

The annual bonus program rewards executives for the satisfaction of Company goals that are established by the full Board of Directors. Compensation under this program directly reflects the Company’s satisfaction of corporate objectives and reflects individual overall performance in the opinion of our Chief Executive Officer and the Compensation Committee members. Evaluation of individual overall performance for our Chief Executive Officer is performed solely by the Compensation Committee and in executive session deliberations without the Chief Executive Officer present. Payments under this program, partially paid in restricted stock for 2006, underscores our desire to have our executives focus their efforts on annual and longer-term company goals and to take actions that maximize shareholder value. Our Compensation Committee rewards executives only in the event of satisfactory Company and personal performance.

•

Stock option grants to purchase our common stock serve three purposes: first, they are a retention device, as the executive must continue employment with us to vest his or her options and to exercise the options to realize value; second, they align the interests of management with those of our shareholders with the goal of creating long term growth and value for the Company; and third they allow us to attract and recruit new executives.

How the Amount of Each Component of Compensation Is Determined

Base Pay

The Compensation Committee reviews the base salary of each NEO as well as other executives on an annual basis. It is the Compensation Committee’s intent to maintain base salary levels for executives within a salary range that has as its midpoint, the average level of pay for executives with similar duties at similarly sized companies in the life sciences industry. We maintain salary ranges for each executive position.

Our human resources department provides our Compensation Committee and our Chief Executive Officer with proposed salary ranges for each executive position as well as a summary of results from the AON Consulting/Radford Division 2005 Biotechnology Survey (the Radford Biotechnology Survey) for nationwide employers with between 50 and 149 employees.

Our Chief Executive Officer provides the Compensation Committee with proposals for base pay increases for the NEOs (as well as other executives). All proposed NEO base pay levels provided by our Chief Executive Officer to the Committee during 2006 were within our salary range for each position. The Compensation Committee reviews the Chief Executive Officer’s proposals regarding NEO compensation as well as information provided to the Committee by our human resources department regarding base pay for chief executive officers. The Committee establishes the base pay for our NEOs and our Chief Executive Officer. When the Committee is discussing or evaluating compensation for our Chief Executive Officer, the Compensation Committee meets in executive session without our Chief Executive Officer present.

When granting base pay increases to the NEOs, the Compensation Committee focuses on various factors, including individual and corporate performance, the competitive market for the particular position, levels of responsibility, prior experience, breadth of industry knowledge and the relative pay for the position in the marketplace (as evidenced by the Radford Biotechnology Survey). Material increases or decreases in base pay are related to individual performance, internal pay equity, and survey information. Amounts realized in a prior year from annual bonuses or equity awards are not a factor in determining current year base pay increases.

Annual Bonus

At the beginning of 2006, our full Board of Directors, with input provided by our executive officers, established our Company goals for the year. The Compensation Committee then reviewed and considered a proposed Company-wide (including NEOs) bonus program in view of the Company goals, including proposed weighting of the goals for annual bonus achievement. In March 2006, the Compensation Committee reviewed additional information that it had requested regarding the proposed bonus program. The Compensation Committee deferred further action or approval until after the closing of the then pending private placement financing transaction which eventually closed in June 2006. Due to the timing of our June 2006 private placement financing transaction, decisions with respect to the bonus program (including the amount of the bonus pool to be allocated for potential payment in the event that Company goals were met) were deferred until the third quarter of 2006.

The goals for 2006 included:

•	The completion of a round of corporate financing;

•	A stated percentage increase in Company-wide revenue, as well as specific revenue increases in certain lines of business;

•	A stated percentage improvement in gross margin, with targeted areas of improvement;

•	New product launches;

•	Creation of strategic partnership agreements; and

•	Specified research and development initiatives.

Although our Board of Directors and our Compensation Committee have the discretion to make adjustments to our Company goals during the year, they generally believe that once our Company goals are established, they should not be changed. However, goals may change from time to time depending upon unforeseen and/or changed circumstances and in consideration of the best interests of the Company and its shareholders. The Company goals were not changed during 2006.

We maintain target levels for annual bonus awards. The Chief Executive Officer recommended for 2006 a target level award for the NEOs who reported to him, and those target levels were reviewed and approved by our Compensation Committee. The target level for annual bonus awards is determined by industry data (as set forth in the Radford Biotechnology Survey) and the value of the particular NEO to our Company as a whole and to our Company’s key business initiatives. The target level for the annual bonus award for our Chief Executive Officer is specified in his employment contract.

If the established Company goals are attained, our Compensation Committee determines whether our Chief Executive Officer, our other NEOs and our other executive officers have each individually performed satisfactorily to warrant a bonus payment for the year. Our Chief Executive Officer proposes to the Compensation Committee individual annual bonus awards for the NEOs who report to him, as well as our other executives. Our Compensation Committee solely determines our Chief Executive Officer’s annual bonus.

For 2006, the Compensation Committee determined that our Company goals were satisfied and that individual executive performance warranted bonuses and authorized payment of annual bonuses to our employees including NEOs. The following is a summary of the annual bonus, stated as a percentage of base pay, granted to each NEO:

Dr. Stylli	50%
Mr. Sharp	20%
Dr. Cantor	25%
Mr. Neumann	25%
Dr. Dragon	20%

For 2006, our Compensation Committee authorized the bonus awards for NEOs to be allocated between cash and restricted stock (with a one year cliff vesting period) in the following proportions: Chief Executive Officer—50% cash and 50% restricted stock; all other NEOs—60% cash and 40% restricted stock. The Compensation Committee decided to pay part of the annual bonus in restricted stock to preserve some of the Company’s cash and for the inherent retention value of restricted stock due to the vesting provision. The restricted stock portion of the bonus was awarded in January 2007, and the cash portion of the bonus was paid in February 2007. The annual bonus payment to Dr. Dragon was pro-rated because she began employment with the Company in May 2006. Amounts realized in a prior year from annual bonuses or equity awards are not a factor in determining current year bonus targets. We have not adopted a policy regarding the repayment of annual bonus amounts by the NEOs in the event that a restatement of our financial statements adversely impacts us.

Equity Grants

Other than awards of restricted stock as part of the annual bonus awards (as discussed in the Annual Bonus section above), our equity grants during 2006 were in the form of Incentive Stock Options (ISOs), which are designed to qualify under Internal Revenue Code Section 422, and to the extent that those grants exceed the ISO limitations, non-qualified stock options. All of the options granted in 2006 were valued at fair market value as of the date of grant. The grants to all NEOs, except Dr. Dragon, vest on a monthly basis over four years; Dr. Dragon’s grant was part of her offer and acceptance of employment, and vests 25% after one year from the grant date (her employment start date) and the remaining 75% vests on a monthly basis after that time for the next 36 months.

In connection with the award of equity grants, our Chief Executive Officer provided the Compensation Committee with an analysis of the Radford Biotechnology Survey information provided by our human resources department and a proposal for equity grants for the NEOs that report to him. The Compensation Committee reviewed our Chief Executive Officer’s proposal and also reviewed information provided by our human resources department regarding grants made to chief executive officers in the Radford Biotechnology Survey. The Compensation Committee reviewed and approved the proposed grants for the NEOs and also approved a grant for our Chief Executive Officer. Amounts realized in a prior year from annual bonuses or equity awards are not a factor in determining current year equity awards.

We do not time the granting of our options with any favorable or unfavorable news relating to the Company. Proximity of any awards to an earnings announcement, market event or other event related to us is purely coincidental.

We do not currently maintain stock ownership guidelines for NEOs, other executives, or Board members. We do maintain an insider trading policy that prohibits such individuals from short selling our stock, and although currently we do not prohibit the use of hedging instruments, we require that such individuals inform us of their use and we reserve the right to restrict or prohibit such use. During 2006, the use of a hedging instrument was not reported to us.

Other Compensation

Dr. Stylli, our Chief Executive Officer receives an additional term life and disability insurance benefit as provided under his employment agreement, and Dr. Stylli and Dr. Cantor each receive an additional medical expense reimbursement benefit. Dr. Dragon received a relocation expense reimbursement benefit and related tax gross-up benefit in connection with her hiring during 2006. All of the NEOs receive life and disability insurance benefits under the programs that are available to all employees. The additional compensation discussed under this section is shown in the “All Other Compensation” column of the Summary Compensation Table.

Change In Control Arrangements

We maintain a “Change in Control Severance Benefit Plan”, which was effective on April 28, 2005. This Plan provides for severance payments to selected individuals, some of which are NEOs, in the event that a “Change in Control” occurs and the individual is terminated “without cause” or resigns for “good reason” as defined in the Plan. While Dr. Stylli is not a participant in the Plan, Dr. Stylli has change in control protection as set forth in his employment agreement. We consider the Plan, as well as Dr. Stylli’s change in control protection, to have been triggered with the closing of our private placement financing transaction on June 6, 2006. This means that our NEOs, including Dr. Stylli, would each be entitled to certain change in control benefits if their employment was terminated by us without cause or by the NEO for good reason, before June 6, 2007. Benefits under the Plan and under Dr. Stylli’s employment agreement are discussed in the “Post-Employment Payments” section below.

Policy Regarding Tax Deductibility of Executive Compensation

We do not currently have a policy regarding the limitation of executive pay to amounts that would be deductible under Internal Revenue Code Section 162(m).

Deferred Compensation Plan

In April 2007, the Compensation Committee approved a Deferred Compensation Plan that will allow eligible executives, including our NEOs, to defer receipt of their salary and cash bonus, and directors to defer their cash retainer and meeting fees, into bookkeeping accounts that permit the participants to select from a range of phantom investment alternatives that mirror the gains and losses of several different investment alternatives, including our common stock. Under the terms of the plan, participants will be permitted to defer up to 100% of their annual salary, bonus or director fees until a specified date, termination of service or a specified year following termination of service, as elected by the participant at the time of deferral. Additionally, under the terms of the plan, participants will be permitted to defer restricted stock unit awards granted under our equity incentive plan. We are not required to make any contributions to the plan, nor do we pay the expenses of the plan other then the expenses incurred in creating the plan. Participants have our unsecured contractual commitment to pay the amount due under the plan, which remains subject to the claims of our general creditors.

SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation earned by our NEOs during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)		All Other Compensation ($)		Total ($)
Harry Stylli Chief Executive Officer	2006	420,000	526,058	210,000	(5)	15,959	(10)	1,172,017

John Sharp (1) Former Principal Financial Officer	2006	176,438	11,648	37,050	(6)	651	(11)	225,787

Charles Cantor Chief Scientific Officer	2006	294,480	50,081	74,160	(7)	3,490	(12)	422,211

Elizabeth Dragon (2) Senior Vice President, R & D	2006	166,015	19,358	33,264	(8)	83,347	(13)	301,984

Clarke Neumann Vice President & General Counsel	2006	227,900	26,493	58,050	(9)	799	(14)	313,242

(1)	Mr. Sharp terminated his employment effective April 17, 2007.
(2)	Employment began May 15, 2006.
(3)	The amounts in this column reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). The method and assumptions used to calculate the value of the stock option awards are discussed in note 2 to our financial statements included in the Original Filing.
(4)	Represents total value of bonus awards, comprising a combination of cash awards and restricted stock grants for each individual, awarded in January 2007 for fiscal year 2006 performance, and as discussed under the Compensation Discussion and Analysis section above.
(5)	Dr. Stylli received a $105,000 cash payment and 22,807 shares of restricted stock having a fair market value of $4.604 per share on the date of grant.
(6)	Mr. Sharp received a $22,230 cash payment and 3,219 shares of restricted stock having a fair market value of $4.604 per share on the date of grant.
(7)	Dr. Cantor received a $44,496 cash payment and 6,444 shares of restricted stock having a fair market value of $4.604 per share on the date of grant.
(8)	Dr. Dragon received a $19,958 cash payment and 2,891 shares of restricted stock having a fair market value of $4.604 per share on the date of grant.
(9)	Mr. Neumann received a $34,830 cash payment and 5,044 shares of restricted stock having a fair market value of $4.604 per share on the date of grant.
(10)	Medical Expense Reimbursement, Life, and Disability Insurance.
(11)	Life and Disability Insurance.
(12)	Medical Expense Reimbursement, Life, and Disability Insurance.
(13)	Relocation Expense Reimbursement and related tax gross-up, and Life and Disability Insurance.
(14)	Life and Disability Insurance.

EMPLOYMENT CONTRACTS

We maintain employment contracts with three of our NEOs: Dr. Stylli, Dr. Cantor and Mr. Neumann. The following is a summary of the key terms of those contracts:

Dr. Stylli’s Contract

In May 2005, we entered into an employment agreement with Dr. Stylli that provided for the employment of Dr. Stylli on an at-will basis commencing June 6, 2005 at an annual salary of $420,000. Pursuant to his employment agreement, Dr. Stylli is eligible for an annual performance bonus of up to 50% of his annual base salary. Dr. Stylli’s employment agreement also provides for the grant of an inducement stock option to purchase 333,333 shares of our common stock at an exercise price of $3.30 per share, the fair market value of our common stock on his start date. These stock options are governed by our 1999 Stock Incentive Plan. The agreement also provided for a contingent stock option award. This stock option award to purchase an aggregate of 759,891 shares of our common stock was granted upon the closing of our private placement financing in June 2006 at an exercise price equal to the fair market value of our common stock on the closing date. These stock options are governed by our 2006 Equity Incentive Plan. Both stock option awards have a 10-year term, with the shares subject to each grant vesting in 48 equal monthly installments so long as Dr. Stylli continues to be our employee. Pursuant to his agreement, Dr. Stylli is eligible to participate in our employee benefits programs.

Dr. Stylli’s employment agreement also provides for term life insurance coverage of $1 million and disability insurance providing long-term coverage of $20,000 per month, provided that the additional annual cost for such term life and disability insurance does not exceed $15,000. Dr. Stylli is entitled to certain payments in the event of the termination of his employment with us in connection with a change in control or under other circumstances; these payments are discussed in more detail in the “Post-Employment Payments” section below.

Mr. Neumann’s Contract

In July 2004, we entered into an employment agreement with Mr. Neumann on an at-will basis. Mr. Neumann is entitled to certain payments in the event of the termination of his employment with us; these payments are discussed in more detail in the “Post-Employment Payments” section below. To receive these payments, he also agrees to provide consulting services to us, if requested. Mr. Neumann’s employment agreement also provides that all of Mr. Neumann’s stock options will become fully vested if and upon a majority of the outstanding shares of our common stock or all or substantially all of our assets are acquired by another business or by an individual. He is a participant in the Change in Control Severance Benefit Plan, also discussed in the “Post-Employment Payments” section below.

Dr. Cantor’s Contract

Effective September 15, 2005, Dr. Cantor’s amended employment agreement provides for employment on an at-will basis. Dr. Cantor is entitled to certain payments in the event of the termination of his employment with us; these payments are discussed in more detail in the “Post-Employment Payments” section below. Dr. Cantor’s employment agreement requires that he provide us with consulting services, if we request, during the period that he receives termination payments. Dr. Cantor’s agreement also provides that all of Dr. Cantor’s stock options will become fully vested if and upon a majority of the outstanding shares of our common stock or all or substantially all of our assets are acquired by another business or by an individual. He is a participant in the Change in Control Severance Benefit Plan, also discussed in the “Post-Employment Payments” section below.

POST-EMPLOYMENT PAYMENTS

We currently provide post-employment payments to our NEOs in certain limited circumstances. Post-employment payments to our Chief Executive Officer, Dr. Stylli, are provided entirely through his employment contract. Payments to our Vice President and General Counsel, Mr. Neumann, and our Chief Scientific Officer, Dr. Cantor, are provided through their employment contracts and our Change in Control Severance Benefit Plan (the “Change in Control Plan”). Dr. Dragon, our Senior Vice President of Research and Development, does not have an employment contract and receives post-employment payments only through the Change in Control Plan. Mr. Sharp, our former Principal Financial Officer, did not have an employment contract and was entitled to receive post-employment payments only through the Change in Control Plan.

Post-Employment Payment Discussion

All of the agreements referenced above have the following common elements:

•	No payments are made if there is a termination for cause.

•	No payments are made as a result of retirement, death or disability.

•

The total of any payments that would be subject to the ‘golden parachute excise tax’ under Internal Revenue Code Section 280G are limited to the amount that would result in no excise tax being imposed (or, if greater, an amount in which the executive receives a net after-tax payment if the excise tax is assessed).

Payments Under Employment Contracts That Are Not Related to a Change In Control:

Dr. Stylli. If Dr. Stylli’s employment is terminated (i) without cause (as defined in his employment agreement) by us at any time or (ii) for good reason (as defined in his employment agreement) by Dr. Stylli, then Dr. Stylli is entitled to (1) base salary continuation for 12 months following the date of termination; (2) payments equal to 50% of his then current bonus eligibility amount, paid in equal monthly installments during the 12-month period he is entitled to base salary continuation; (3) continued health benefits for 12 months following the date of termination or until an earlier date that Dr. Stylli obtains new employment that provides comparable benefits; and (4) accelerated vesting of all stock options and other equity awards issued by us for a period of 12 months following the date of his termination.

Dr. Cantor and Mr. Neumann. Payments are only made in the event of a termination without cause. If Dr. Cantor’s or Mr. Neumann’s employment is terminated by us without cause (as defined in each of their employment agreements), then Dr. Cantor or Mr. Neumann, as the case may be, is entitled to receive severance benefits from us in the form of continuation of his base salary then in effect in periodic payments, and reimbursement of health insurance premiums for he and his family, to the same extent we provided during his employment by us, for a period commencing on the effective date of his termination and ending on the earlier of his commencement of employment with another employer or six months following the date of his termination. Each of Dr. Cantor and Mr. Neumann will be available to provide consulting services to us during the period he is receiving severance benefits from us.

Payments Under Employment Contracts That Are Related to a Change In Control:

Dr. Stylli is not covered under the Change in Control Plan. If Dr. Stylli’s employment is terminated without cause by us or for good reason by Dr. Stylli within three months prior to or 12 months following a change in control (as defined in our Change in Control Plan), then Dr. Stylli is entitled to:

•

base salary continuation for 18 months from the date of termination; 24 months if the aggregate consideration received by our stockholders and option holders in connection with the change in control is between $100 million and $250 million; and 36 months if the aggregate consideration received by our stockholders and option holders in connection with the change in control is greater than $250 million;

•

payments equal to 150% of Dr. Stylli’s then current bonus eligibility amount, paid in equal monthly installments during the period during which Dr. Stylli is entitled to base salary continuation; 200% if the aggregate consideration received by our stockholders and option holders in connection with the change in control is between $100 million and $250 million; and 300% if the aggregate consideration received by our stockholders and option holders in connection with the change in control is greater than $250 million;

•	continued health benefits for 18 months following the date of termination or until such earlier date that Dr. Stylli obtains new employment that provides comparable benefits; and

•	accelerated vesting in full of all stock options and other equity awards issued by us to Dr. Stylli.

Dr. Stylli’s employment agreement provides for a potential reduction in the change in control payments to him if the payments are subject to the excise tax imposed on golden parachute payments and the reduction places him in a better after-tax situation than he would be in without the reduction. During the first 12 months of any severance period, Dr. Stylli is required to be available to provide up to ten hours per month of consulting services to us. We believe the sale of the securities in our private placement financing constituted the initial “change in control” under the terms of Dr. Stylli’s employment agreement. As a result, if Dr. Stylli is terminated without cause by us or for good reason by Dr. Stylli within 12 months following the date of completion of our private placement financing in June 2006, he would be entitled to the benefits outlined above.

Dr. Cantor’s and Mr. Neumann’s employment agreements provide for full vesting of all outstanding stock options if and upon a majority of the outstanding shares of our common stock or all or substantially all of our assets are acquired by another business or by an individual.

Payments Under the Change In Control Plan:

In April 2005, we adopted the Change in Control Plan to provide severance benefits to designated senior level employees. Currently, Dr. Cantor, Dr. Dragon, and Mr. Neumann are designated to receive benefits following termination of employment in connection with the initial “change in control” (as defined in the Change in Control Plan). Mr. Sharp was also entitled to receive benefits under this Plan prior to his departure in April 2007.

The benefits under the Change in Control Plan apply only if the NEO’s employment terminates within the specified periods before or after the initial change in control of the Company. There is no provision for benefits under the Change in Control Plan in connection with subsequent transactions that would have otherwise qualified as “changes in control.” We believe the sale of the securities in our June 2006 private placement financing constituted the initial “change in control” under the terms of the Change in Control Plan.

The Change in Control Plan provides that if a designated NEO is terminated for any reason other than for “cause” or resigns for “good reason” (in each case, as defined in the Change in Control Plan) within three months prior to or 12 months following the closing of our private placement in June 2006, the NEO would continue to receive for a specified supplemental period his base salary, pro-rated bonus amount (calculated from the average of the two most recent annual bonuses paid to the NEO), health insurance and other benefits. The NEO also would receive immediate full vesting of all equity awards. These benefits would be in addition to any other severance benefits that the NEO has under an employment agreement with us.

For Dr. Cantor and Mr. Neumann, the continuation of salary payments and other benefits would be for an additional six months following the expiration of severance benefits under their employment agreements; Dr. Cantor’s and Mr. Neumann’s employment agreements provide initial severance benefits for up to six months.

Dr. Dragon does not have an employment agreement with us and Mr. Sharp did not have an employment agreement with us. The continuation of salary payments and other benefits would be for six months for Dr. Dragon under the Change in Control Plan and would have been for six months for Mr. Sharp prior to his departure in April 2007.

If a NEO begins employment with a new employer before the end of the specified supplemental period under the Change in Control Plan, the salary continuation would be reduced by the amount of compensation paid to the NEO by the new employer and the NEO would no longer be entitled to health insurance benefits if the new employer were to provide comparable coverage.

In the event that the termination of the NEO’s employment (for reasons other than “Cause”) or the NEO’s resignation for “good reason” occurs within three months before or twelve months after the initial “change in control”, the NEO is entitled to the following:

•	Six months of base pay;

•	One-half of the average of the two annual bonuses received by the NEO prior to the date of the termination of employment;

•	Six months of health insurance under COBRA;

•	Six months of out-of-pocket costs under Exec-U-Care, if the NEO participates in that program; and

•	Full vesting of all equity based awards.

The Change in Control Plan provides for a potential reduction in the change in control payments to a NEO if the payments are subject to the excise tax imposed on golden parachute payments and the reduction places the NEO in a better after-tax situation than the NEO would be in without the reduction.

Potential Post-Employment Payments

The table below sets forth potential payments to our NEOs upon termination of employment or a change in control. The table reflects amounts payable to our NEOs assuming their employment was terminated on December 31, 2006. The value of equity awards was determined using the intrinsic value (market value less exercise price) of unvested equity awards as of December 31, 2006 that would become vested as a result of a such termination. The market value of our common stock used for such calculations was the closing price of our common stock on December 31, 2006 of $4.68 per share.

Name	Upon Termination Without Cause (1)	Upon Termination under Specified Circumstance Following a Change in Control (2)
Harry Stylli Principal Executive Officer	$1,273,483	$3,918,931

John Sharp Former Principal Financial Officer	—	$189,716

Charles Cantor Chief Scientific Officer	$152,320	$528,074

Elizabeth Dragon Senior Vice President, R & D	—	$405,564

Clarke Neumann Vice President & General Counsel	$120,100	$410,934

(1)	Also includes, solely in the case of Dr. Stylli, his resignation for “good reason” pursuant to his employment agreement. Amounts include severance payments, any bonus amounts payable (solely in the case of Dr. Stylli), the value of any incremental benefits and the intrinsic value of equity awards that would become vested as a result of such termination. In the case of Dr. Cantor and Mr. Neumann, the amounts assume that each did not secure new employment until all severance payments are made under their employment agreements. Severance amounts and benefits would be paid on a monthly basis over 12 months for Dr. Stylli and over 6 months for each of Dr. Cantor and Mr. Neumann.
(2)

Amounts include severance payments, any bonus amounts payable, the value of any incremental benefits and the intrinsic value of equity awards that would become vested as a result of such termination. The amounts in this column assume: (i) All NEOs except Dr. Stylli experience a “covered termination” under the

Change in Control Plan, are eligible for benefits, and do not secure new employment until all payments are made under the Change in Control Plan, and additionally in the case of Dr. Cantor and Mr. Neumann, until all payments are made under their employment contracts, (ii) Dr. Stylli experiences a termination in connection with a “change in control” under his employment contract and is eligible for benefits, and (iii) the “change in control” was effective June 6, 2006 and the aggregate consideration paid to the Company in connection with the “change in control” was less than $100 million. Severance amounts and benefits would be paid on a monthly basis over 18 months for Dr. Stylli, 12 months for Dr. Cantor and Mr. Neumann, and 6 months for Dr. Dragon and Mr. Sharp.

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended December 31, 2006, certain information regarding grants of plan-based awards to the NEOs.

Name	Grant Date	Approval Date (1)	All Other Option Awards; Number of Shares of Stock or Units (#)		Exercise or Base Price of Option Awards (S/sh)		Grant Date Fair Value of Stock and Option Awards ($)
Harry Stylli Chief Executive Officer	6/6/2006 6/6/2006 7/10/2006	6/6/2006 6/6/2006 7/10/2006	706,416 53,475 303,978	(2) (3) (2)	$ $ $	1.87 1.87 1.72	967,603 73,247 382,834

John Sharp Former Principal Financial Officer	6/6/2006	4/10/2006	25,000	(3)		$1.87	34,243

Charles Cantor Chief Scientific Officer	6/6/2006 6/6/2006	4/10/2006 4/10/2006	10,415 72,918	(2) (3)	$ $	1.87 1.87	14,266 99,878

Elizabeth Dragon Senior Vice President, R & D	5/15/2006	3/20/2006	91,666	(4)		$1.83	122,876

Clarke Neumann Vice President & General Counsel	6/6/2006	4/10/2006	62,500	(3)		$1.87	85,608

(1)	This column reflects the date that the Board of Directors or the Compensation Committee took, as applicable, action to approve the stock option grant.
(2)	Non-qualified stock option granted under 2006 Equity Incentive Plan.
(3)	Incentive stock option granted under 2006 Equity Incentive Plan.
(4)	New hire grant, incentive stock option granted under 1999 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table sets forth certain information regarding outstanding equity awards for the NEOs for the fiscal year ended December 31, 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable (#)		Number of Securities Underlying Unexercised Options – Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date
Harry Stylli Chief Executive Officer	31,664 94,986 0 94,698 30,303	(1) (1) (1)	272,314 611,430 53,475 117,423 90,909	(1) (1) (1)	$ $ $ $ $	1.72 1.87 1.87 3.30 3.30	7/10/2016 6/6/2016 6/6/2016 6/6/2015 6/6/2015

John Sharp Former Principal Financial Officer	3,125 903 5,208		21,875 1,263 4,792		$ $ $	1.87 3.09 2.52	6/6/2016 4/1/2015 11/10/2014

Charles Cantor Chief Scientific Officer	10,415 2 17,755 45,578 33,333 15,000 16,666 6,666	(1) (1) (1) (1) (1) (1)	0 72,916 0 0 0 0 0 0		$ $ $ $ $ $ $ $	1.87 1.87 8.76 8.76 10.59 14.67 14.67 14.67	6/6/2016 6/6/2016 10/24/2013 10/24/2013 6/28/2012 5/31/2012 5/31/2012 5/31/2012

Elizabeth Dragon Senior Vice President, R & D	0		91,666			$1.83	5/15/2016

Clarke Neumann Vice President & General Counsel	7,813 1,146 5,555 2,291 1,111 10,000 5,000 1,334		54,687 1,604 2,778 278 0 0 0 0		$ $ $ $ $ $ $ $	1.87 3.09 7.92 5.40 4.23 12.90 14.67 9.00	6/6/2016 4/1/2015 4/16/2014 4/4/2013 10/14/2012 6/3/2012 5/31/2012 7/9/2009

(1)	Non-qualified options.

OPTION EXERCISES AND STOCK VESTED

None of the NEOs exercised any stock options during the fiscal year ended December 31, 2006.

OPTION REPRICINGS

We have not engaged in any option repricings or other modifications to any of our outstanding equity awards during the year ended December 31, 2006.

PENSION BENEFITS

None of our NEOs participates in or have account balances in pension plans sponsored by us.

NONQUALIFIED DEFERRED COMPENSATION

During 2006, none of our NEOs participated in or had account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us.

On April 18, 2007, our Board of Directors approved our Deferred Compensation Plan (the “Plan”). The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan is intended to be an unfunded “top hat” plan which is maintained primarily to provide deferred compensation benefits for our directors and a select group of our “management or highly compensated employees” within the meaning of Sections 201, 301, and 401 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to therefore be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. The Plan is intended to help build a supplemental source of savings and retirement income through pre-tax deferrals of eligible compensation, which may include cash director fees, base salary, cash bonus awards, stock unit awards, discretionary cash awards and any other payments designated by the Plan committee as eligible for deferral under the Plan from time to time.

Unless otherwise determined by the Plan committee, directors and employees at a vice president level or above, including our executive officers, who are notified regarding their eligibility to participate and delivered the Plan enrollment materials are eligible to participate in the Plan (“Participants”). Under the Plan, we will provide Participants with the opportunity to make annual elections to defer a specified percentage of up to 100% of their eligible compensation. Elective deferrals of cash compensation are withheld from a Participant’s paycheck and credited to a bookkeeping account established in the name of the Participant. The Participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. Elective deferrals of stock unit awards are credited to a bookkeeping account established in the name of the Participant with respect to an equivalent number of shares of our common stock, and such credited shares are subject to the same vesting conditions as are applicable to the stock unit award. We may also make discretionary contributions to Participants’ accounts in the future, although we do not currently do so. Any discretionary contributions made by us in the future will be subject to such vesting arrangements as we may determine.

Amounts contributed to a Participant’s account through elective deferrals of cash compensation or though our discretionary contributions are generally not subject to income tax, and we do not receive a deduction, until they are distributed pursuant to the Plan. However, cash deferrals are subject to the Federal Insurance Contributions Act tax imposed under Sections 3101 and 3121(v)(2) of the Code at the time of deferral (the “FICA tax”). Deferrals of stock unit awards are subject to the FICA tax at the time the stock unit awards vest, but are not subject to income tax, and we do not receive a deduction, until shares of our common stock are distributed pursuant to the Plan.

At the time of deferral, with respect to the allocation of amounts credited to their bookkeeping accounts, Participants may select from a range of phantom investment alternatives that mirror the gains or losses of several different investment funds, including our common stock. Deferrals of stock unit awards under the Plan are automatically allocated to our common stock fund and may not be allocated to any other fund. Any portion of the bookkeeping account initially allocated to our common stock fund may not be changed to another fund, and any portion of the account balance previously allocated to an investment fund may not be changed to our common stock fund.

Under the Plan, we will be obligated to deliver on a future date deferred compensation credited to the Participant’s account, adjusted for any positive or negative investment results from the phantom investment alternatives selected by the Participant under the Plan (each, an “Obligation” and collectively, the “Obligations”). The Obligations are unfunded, unsecured general obligations of us and rank in parity with other unsecured and unsubordinated indebtedness of us, subject to the claims of our general creditors. The Obligations are not transferable except upon death of the Participant.

With respect to the portion of the bookkeeping account allocated to an investment fund other than our common stock fund, each Obligation will be payable in cash, commencing upon a distribution date selected by the Participant at the time of deferral. The portion of the bookkeeping account allocated to our common stock fund will be payable in shares of our common stock, commencing upon a distribution date selected by the Participant at the time of deferral.

Payments will be distributed in the form of a lump sum payment or in up to ten annual installments upon either termination of service or a selected specified distribution date or dates, depending upon the election made by the Participant at the time of deferral. If a Participant’s service with us terminates prior to the selected specified distribution date or dates, payments will commence in connection with the termination of service. Payments triggered upon a termination of service will generally commence at termination of service. Payment triggered upon termination of service may also commence in a specified year up to five years following the date of termination of service in accordance with the Participant’s deferral election if the Participant has completed as least five years of service with us at the time of termination. If a Participant’s service terminates with us due to disability or the Participant is receiving installment payments and becomes disabled prior to payment of all the installments, the Obligation will become immediately payable. If the Participant’s service terminates with us due to the Participant’s death or the Participant is receiving installment payments and dies prior to payment of all the installments, the Obligation will either continue to be paid in accordance with the payment schedule that applied prior to the Participant’s death or will become immediately payable if so specified in accordance with the Participant’s deferral election. Any payments made to specified employees that commence upon a separation from service will be delayed six months in accordance with the requirements of Section 409A of the Code. Participants may be entitled to receive payments through certain unforeseeable emergency withdrawals. Payments scheduled to be made under the Plan may be otherwise delayed or accelerated only upon the occurrence of certain specified events that comply with the requirements of Section 409A of the Code.

A committee appointed by our Board of Directors administers the Plan. We can amend or terminate the Plan at any time, but no such action shall unilaterally reduce a Participant’s account balance without his or her consent prior to the date of such action. We may adopt any amendments to the Plan that we deem necessary or appropriate to preserve the intended tax treatment of the Plan benefits or to otherwise comply with the requirements of Section 409A of the Code and related guidance.

DIRECTOR COMPENSATION

The following table sets forth in summary form information concerning the compensation that we paid during the fiscal year ended December 31, 2006 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(5)	Total ($)
Harry Stylli (1)	—	—	—
Charles Cantor (1)	—	—	—
Harry F. Hixson, Jr.	49,000	19,622	68,622
Ernst-Guenter Afting	42,000	16,942	58,942
Patrick Enright	22,750	10,408	33,158
Larry E. Lenig, Jr.	21,750	10,408	32,158
Ronald M. Lindsay	36,000	18,494	54,494
Paul Hawran (2)	15,000	7,344	22,344
John Lucas (3)	48,250	7,989	56,239
Lawrence R. Moreau (4)	43,667	22,498	66,165

(1)	Dr. Stylli, and Dr. Cantor are directors but received no additional compensation for board service. See the Summary Compensation Table for their compensation as officers.
(2)	Served as director from August 2006 until February 2007.

(3)	Served as director until June 2006.
(4)	Served as director until May 2006.
(5)	The amounts in this column reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). The method and assumptions used to calculate the value of the stock option awards are discussed in note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 30, 2007.

We currently provide fees to our outside, independent directors for their service on our Board of Directors and on the committees of our Board. The director compensation program consists of two parts, cash payments and equity payments which are provided in the form of stock options granted at fair market value.

Cash Payments for Board and Committee Service

Our human resources department provided an analysis that was shared with our Board of Directors for Board of Director pay programs as reported in the Radford Biotechnology Survey for companies with employee counts of between 50 and 149.

Cash payments to our Directors are paid according to the following table.

Type of payment	Amount
Annual retainer for all Directors	$25,000
Additional annual retainer for the Chairman of the Board	$10,000
Additional annual retainer for the Chairman of the Audit Committee	$5,000
In person meeting fee for special meetings of the full Board of Directors	$1,500
Telephonic meeting fee for special meetings of the full Board of Directors	$1,000
Meeting fee for any special committee meeting, attended in person or by telephone	$1,000

Special committee meetings are defined as committee meetings that do not occur in conjunction with regularly scheduled Board meetings. The levels of the cash payments remain unchanged from 2005. Directors are entitled to reimbursement for their expenses incurred in connection with attendance of our Board of Directors and Committee meetings.

Lawrence R. Moreau did not stand for re-election as a Director during 2006. Mr. Moreau had been granted a contingent stock option award that was related to his continued service as a Director and the closing of the private placement financing. As Mr. Moreau’s Board service terminated prior to the required service date, this award was not made. Mr. Moreau received a lump sum cash payment equal to the amount that he would have been paid as an annual retainer as chairman of the audit committee and for attendance at the regular meetings of the Board of Directors, for the twelve month period following termination of his service. Mr. Moreau also received full vesting of his October 25, 2005 stock option grant.

John E. Lucas resigned as a Director during 2006. As part of his agreement related to his resignation, Mr. Lucas received a lump sum cash payment equal to the amount that he would have been paid for attendance at the regular meetings of the Board of Directors for the twelve month period following his resignation. Under the agreement, Mr. Lucas also received a stock option grant (see table below under Equity Grants) as well as accelerated vesting of the shares subject to two other stock option grants.

Equity Grants

We have provided our non-employee Directors with grants of stock options in the past. A Director receives a stock option grant of 15,000 shares upon appointment to the Board and an automatic stock option grant of 15,000 shares on the date of our next annual stockholder meeting, provided that the Director has served on the Board of Directors for at least six months.

In April 2006, in anticipation of the private placement financing, the Board made a grant of stock options to each of the non-employee Directors that was contingent on the closing of the private placement transaction. Separate, automatic stock option grants as referred to above were not made in 2006. The private placement transaction closed on June 6, 2006 and stock option grants, except the grant to Mr. Hawran, were granted on that date as shown in the table below. Mr. Hawran joined the Board in August 2006 and was granted his stock option award at that time.

The following table sets forth the 2006 Non-Employee Director Stock Option Grants:

Name	# Shares
Harry F. Hixson, Jr.	50,000
Ernst-Guenter Afting	40,000
Patrick Enright	40,000
Larry E. Lenig, Jr.	40,000
Ronald M. Lindsay	40,000
Paul Hawran	40,000
John Lucas	3,889

The options vest in three equal annual installments beginning on the first anniversary of the grant date. Each option grant has a ten year term.

We also instituted a policy providing that any non-employee Director who is asked to resign from the Board before the 2007 annual stockholder meeting would receive accelerated vesting of all stock options held by the Director that would otherwise have vested if the Director had remained a Director until June 6, 2008, the second anniversary of the closing of the private placement financing.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Dr. Lindsay, Dr. Hixson and Mr. Enright. No member of the Compensation Committee has ever been our officer or employee. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS*

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment. Based on the review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended.

Compensation Committee

Ronald M. Lindsay

Harry F. Hixson, Jr.

Patrick G. Enright

*	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 Act, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment and without regard to any general incorporation language therein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,017,470		$2.43		4,641,295	(1)(2)
Equity compensation plans not approved by security holders	—	(3)	—	(3)	—

Total	16,017,470		$2.43		4,641,295

Footnotes

(1)	Of the 4,651,295 shares available for issuance, 662,596 are reserved for issuance under our 1999 Employee Stock Purchase Plan, or ESPP.
(2)	Evergreen provisions:

ESPP Provision

The number of shares of our common stock available for issuance under the ESPP automatically increases on the first trading day of January each calendar year during the term of the ESPP, beginning with calendar year 2001, by an amount equal to 1% of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year up to a maximum annual increase of 166,667 shares.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2007 by: (i) each director; (ii) each of the named executive officers listed in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than five percent of our common stock.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the 1934 Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). Shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date of the information provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Sequenom, Inc., 3595 John Hopkins Court, San Diego, California 92121.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
ComVest Investment Partners II LLC (2) One North Clematis Street, Suite 300 West Palm Beach, Florida 33401	8,060,606	21.6%
Pequot Private Equity Fund IV, L.P. (3) c/o Pequot Capital Management, Inc. 500 Nyala Road, Westport, Connecticut 06880	7,333,333	19.6%
LB I Group Inc. (4) c/o Lehman Brothers Inc., 399 Park Avenue, Ninth Floor New York, New York 10022	6,272,726	17.3%
Siemens Venture Capital GMBH (5) 801 Boylston Street, 5th Floor Boston, Massachusetts 02116	3,878,787	11.1%

Directors and Executive Officers
Harry Stylli, Ph.D. (6)	499,899	1.5%
Charles R. Cantor, Ph.D. (7)	297,941	*
Clarke Neumann (8)	54,568	*
John Sharp(9)	13,107	*
Ernst-Günter Afting, Ph.D., M.D. (10)	59,999	*
Harry F. Hixson, Jr., Ph.D. (11)	15,000	*
Ronald M. Lindsay, Ph.D. (12)	20,000	*
Patrick Enright	771	*
Paul Hawran	10,000	—
Larry F. Lenig, Jr. (13)	8,060,605	21.6%
Betty Dragon (14)	25,808	*
All directors and executive officers as a group (11 persons) (15)	9,124,731	24.0%

*	Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Applicable percentages are based on 33,449,683 shares outstanding on March 30, 2007, adjusted as required by SEC rules.

(2)	Includes 3,818,181 shares of our common stock issuable pursuant to warrants exercisable within 60 days of March 30, 2007 by ComVest Investment Partners II LLC. ComVest Investment Partners II LLC, a Delaware limited liability company (“ComVest”) is a private investment company. The managing member of ComVest is ComVest II Partners LLC, a Delaware limited liability company (“ComVest II Partners”), the managing member of which is ComVest Group Holdings, LLC, a Delaware limited liability company (“CGH”). Michael Falk (“Falk”) is the Chairman and principal member of CGH. Robert Priddy (“Priddy”) is a member of ComVest II Partners. Falk and Priddy, by virtue of their status as managing members of ComVest II Partners (the managing member of ComVest) and as the principal members of ComVest and ComVest II Partners, may be deemed to have indirect beneficial ownership of the shares of common stock beneficially owned by ComVest. However, Falk and Priddy disclaim any beneficial ownership of such shares. Larry Lenig, an employee of ComVest, is one of our directors.
(3)	Includes 4,000,000 shares of our common stock issuable pursuant to warrants exercisable within 60 days of March 30, 2007 by Pequot Private Equity Fund IV, L.P. Excludes 771 shares of common stock held by Mr. Enright directly. Pequot Capital Management, Inc. (“PCMI”) holds sole voting and dispositive power for all shares held by Pequot Private Equity Fund IV, L.P. (the “Fund”). Arthur J. Samberg is the chief executive officer, director and controlling shareholder of PCMI. PCMI and Mr. Samberg disclaim beneficial ownership of the securities held of record by the Fund, except to the extent of their pecuniary interest therein. Mr. Enright, a member of our Board of Directors, is a Managing Director of Longitude Capital, Inc., a consultant to PCMI and a member of the General Partner of the Fund. Mr. Enright may be deemed to beneficially own the securities held of record by the Fund. Mr. Enright disclaims beneficial ownership of the shares held by the Fund except to the extent of his pecuniary interest.
(4)	Includes 2,727,272 shares of our common stock issuable pursuant to warrants exercisable within 60 days of March 30, 2007 by LB I Group Inc. LB I Group Inc. is a wholly owned subsidiary of Lehman Brothers Inc., a registered broker-dealer. Lehman Brothers Inc. is a wholly owned subsidiary of Lehman Brothers Holdings Inc., a public reporting company.
(5)	Includes 1,454,545 shares of our common stock issuable pursuant to warrants exercisable within 60 days of March 30, 2007 by Siemens Venture Capital GMBH. Siemens Venture Capital GmbH, a company with limited liability organized under the laws of the Federal Republic of Germany, is a wholly owned subsidiary of Siemens Aktiengesellschaft, a public reporting stock corporation organized under the laws of the Federal Republic of Germany.
(6)	Includes 411,126 shares of common stock that Mr. Stylli has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 30, 2007. Also includes 22,807 restricted shares of common stock that are subject to a repurchase option in favor of the Company in the event Dr. Stylli’s employment is terminated prior to January 17, 2008.
(7)	Includes 143,846 shares of common stock held of record by trusts related to Dr. Cantor and beneficially owned by Dr. Cantor and 154,095 shares of common stock that Dr. Cantor has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 30, 2007. Also includes 6,444 restricted shares of common stock that are subject to a repurchase option in favor of the Company in the event Dr. Cantor’s employment is terminated prior to January 17, 2008.
(8)	Includes 42,192 shares of common stock that Mr. Neumann has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 30, 2007. Also includes 5,044 restricted shares of common stock that are subject to a repurchase option in favor of the Company in the event Mr. Neumann’s employment is terminated prior to January 17, 2008.
(9)	Includes 13,107 shares of common stock that Mr. Sharp has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 30, 2007. Excludes 3,219 shares of restricted common stock repurchased by the Company upon Mr. Sharp’s departure in April 2007.
(10)	Includes 25,000 shares of common stock that Dr. Afting has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 30, 2007.

(11)	Includes 15,000 shares of common stock that Dr. Hixson has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 30, 2007.
(12)	Includes 15,000 shares of common stock that Dr. Lindsay has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 30, 2007.
(13)	Includes 4,239,193 shares of common stock owned by ComVest and includes 3,818,181 shares of our common stock issuable pursuant to warrants exercisable within 60 days of March 30, 2007 by ComVest. Mr. Lenig disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in ComVest entities.
(14)	Includes 22,917 shares of common stock that Dr. Dragon has the right to acquire from us upon the exercise of outstanding stock options within 60 days of March 30, 2007. Also includes 2,891 restricted shares of common stock that are subject to a repurchase option in favor of the Company in the event Dr. Dragon’s employment is terminated prior to January 17, 2008.
(15)	Includes the 4,516,618 aggregate shares of common stock referred to in footnotes (6), (7), (8), (9), (10), (11), (12), (13) and (14) that such persons have the right to acquire from us upon the exercise of outstanding options and warrants within 60 days after March 30, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Transactions

Our Audit Committee is responsible for reviewing and approving or ratifying related-persons transactions. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under our Audit Committee Charter, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee for consideration and approval or ratification. Our Audit Committee will generally review the material facts with respect to any such transaction, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee may take into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director would recuse himself from the deliberations and approval. Generally, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee would look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

We have entered into employment agreements with certain of our officers. Please see “Employment Contracts” and “Post-Employment Payments” sections under “Executive Compensation” above.

Dr. Charles Cantor is our Chief Scientific Officer, a member of the Board of Directors and is a professor in the Department of Biomedical Engineering and Biophysics, and Co-Director of the Center for Advanced Biotechnology at Boston University. We have research agreements with Boston University in which Dr. Cantor participates under which we paid $400,000, $300,000, and $300,000, and we recorded product revenue for

MassARRAY hardware and consumables, totaling $100,000, $100,000 and $200,000 in the years ended December 31, 2006, 2005 and 2004, respectively. We have also loaned Boston University a MassARRAY system for use in their research programs.

Dr. Cantor is also an adjunct professor in the department of bioengineering at the University of California, San Diego. We recorded product revenue from UCSD for MassARRAY hardware and consumables, totaling $42,000 and $126,255 in the years ended December 31, 2006 and 2005, respectively.

We have entered into indemnity agreements with our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of ours, and otherwise to the full extent permitted under Delaware law and our Bylaws.

Independence of the Board of Directors

As required under applicable Nasdaq Marketplace Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors consults with our counsel to ensure that the Board of Directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq Marketplace Rules, as in effect time to time.

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors has determined that each current member of each committee meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent Nasdaq Marketplace Rules, and that each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Consistent with these considerations, after review of all relevant transactions and relationships between each director or any of his family members, and our senior management, our independent registered public accounting firm and us, the Board of Directors affirmatively has determined that all of the directors are independent directors within the meaning of the applicable Nasdaq Marketplace Rules, except for Dr. Stylli, our Chief Executive Officer, and Dr. Cantor, our Chief Scientific Officer. As required under applicable Nasdaq Marketplace Rules, in 2006 our independent directors met in regularly scheduled executive sessions at which only independent directors were present.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2006 and 2005, by Ernst & Young LLP, our principal independent registered public accounting firm.

	2006 Actual Fees	2005 Actual Fees
Audit Fees(1)
Audit of consolidated financial statements, including subsidiary statutory audits and services associated with attestation of management’s assertion over internal controls required by Section 404 of Sarbanes Oxley Act	$582,885	$842,232
Timely quarterly reviews	85,610	82,207
SEC filings, including comfort letters, consents and comment letters	12,034	—
Accounting consultations on matters addressed during the audit or interim reviews	13,020	—

Total Audit Fees	$693,549	$924,439

Audit Related Fees(2)
Employee benefit plans	—	—
General assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes Oxley Act	13,759	1,500
Accounting consultation in connection with acquisitions	—	—

Total Audit Related Fees	$13,759	1,500

Tax Fees(2)
Tax compliance services	$76,175	93,066
Tax Planning	—	—
Total Tax Fees	$76,175	93,066

Total Fees	$783,483	$1,019,005

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered. Fiscal year 2006 audit fees are preliminary, and subject to final settlement based upon actual hours incurred versus budgeted.
(2)	Includes fees and expenses for services rendered from January through December of the fiscal year, notwithstanding when the fees and expenses were billed. Fiscal year 2006 tax compliance fees are preliminary, and subject to final settlement based upon actual hours incurred versus budgeted.

All fees described above were approved by the audit committee.

During the fiscal year ended December 31, 2006, none of the total hours expended on our financial audit by Ernst & Young LLP were provided by persons other than Ernst & Young LLP’s full-time permanent employees.

Pre-Approval Policies and Procedures.

The Audit Committee pre-approves all audit and non-audit services rendered by our independent registered public accounting firm. The Audit Committee generally pre-approves specified services up to specified amounts. Under its charter, the Audit Committee may delegate the pre-approval of services to one or more of its members. Any such pre-approval must be reported to the full Audit Committee at its next meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The financial statements of Sequenom, Inc. are included in the Original Filing.

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts. The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(a)(3) Exhibits

A list of the exhibits filed or furnished with this Amendment or incorporated by reference to exhibits previously filed or furnished by us) is provided below. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the corresponding footnote. Otherwise, the exhibits are filed herewith.

Exhibit Number	Description of Document

3.1(26)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(26)	Bylaws of Registrant, as amended.

4.1(26)	Specimen common stock certificate.

4.2(7)	Rights Agreement dated as of October 22, 2001 between the Registrant and American Stock and Transfer & Trust Company.

4.3(22)	Amendment to Rights Agreement dated March 27, 2006 between the Registrant and American Stock Transfer & Trust Company.

10.1(1)	Form of Warrant Agreement between the Registrant and holders of the Series C Preferred Stock warrants.

10.2(26)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.3(1)#	1994 Stock Plan.

10.4(1)#	1994 Stock Plan Form of Non-Qualified Stock Option Grant.

10.5(1)#	1994 Stock Plan Form of Incentive Stock Option Grant.

10.6(1)#	1994 Stock Plan Form of Stock Restriction Agreement.

10.7(1)#	1998 Stock Option/Stock Issuance Plan.

10.8(1)#	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option.

10.9(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.

10.10(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.

10.11(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.

10.12(30)#	1999 Stock Incentive Plan, as amended.

10.13(1)#	1999 Employee Stock Purchase Plan.

10.14(1)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.15(1)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

10.16(26)#	2006 Equity Incentive Plan.

Exhibit Number	Description of Document

10.17(26)#	2006 Equity Incentive Plan Form of Notice of Grant of Stock Option.

10.18(26)#	2006 Equity Incentive Plan Form of Stock Option Agreement.

10.19(26)#	2006 Equity Incentive Plan Form of Exercise Notice.

10.20(2)	Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.

10.21(3)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC, a Delaware limited liability company.

10.22(4)	Global Master Rental Agreement, dated May 4, 2000, between the Registrant and Comdisco.

10.23(6)#	First Amended and Restated Employment Agreement, dated as of August 1, 2000 between Andi Braun and the Registrant.

10.24(5)#	Employment Agreement between Registrant and Charles Cantor, Ph.D.

10.25(8)*	Collaboration Agreement, dated December 17, 2003, by and between the Registrant and Procter & Gamble Pharmaceuticals, Inc.

10.26(10)#	Exec-U-Care Plan.

10.27(29)#	Employment Agreement, dated July 19, 2004, by and between the Registrant and Clarke Neumann.

10.28(11)*	Diagnostic Platform Benchmarking Study and Evaluation, dated October 25, 2004, by and between the Registrant and Siemens AG.

10.29(11) #	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

10.30(12)#	Separation Agreement, dated February 11, 2005, by and between the Registrant and Antonius Schuh, Ph.D.

10.31(14)#	Description of Bonus Program.

10.32(14)#	Second Amended and Restated Employment Agreement, dated April 28, 2005, by and between the Registrant and Steve Zaniboni.

10.33(14)#	Change in Control Severance Benefit Plan.

10.34(15)#	Employment Agreement, dated May 31, 2005, by and between the Registrant and Harry Stylli, Ph.D.

10.35(16)#	Separation Agreement, dated August 15, 2005, by and between the Registrant and Michael Terry.

10.36(17)	Amendment Number One to Lease, dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.37(17)	Common Stock Warrant, dated September 9, 2005, issued to Kwacker, Ltd.

10.38(17)#	Employment Agreement Amendment, dated September 12, 2005, by and between the Registrant and Dr. Charles R. Cantor.

10.39(18)#	Separation Agreement, dated October 4, 2005, by and between the Registrant and Stephen L. Zaniboni.

10.40(19)*	License Agreement, dated October 14, 2005, by and between the Registrant and Isis Innovation Limited.

10.41(20)#	Letter agreement, dated October 25, 2005, signed by Lawrence R. Moreau.

10.42(21)#	Separation agreement, dated October 24, 2005, between the Registrant and Andreas Braun, M.D., Ph.D.

Exhibit Number	Description of Document

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

10.48(27)#	Letter agreement dated August 21, 2006, by and between the Registrant and Paul W. Hawran.

10.49(28)*	Amendment to Exclusive License of Technology Agreement dated October 19, 2006, by and between the Registrant and ISIS Innovation Limited.

10.50(28)*	Supply Agreement dated November 3, 2006, by and between the Registrant and Bruker Daltonics Inc.

21.1(29)	Subsidiaries of the Registrant.

23.1(30)	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1(30)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(30)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan.
*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended, which exhibit was supplemented with an additional Schedule A filed the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 23, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 10, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 14, 2004.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125456).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2005.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 17, 2005.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 14, 2005.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 7, 2005.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K with respect to Items 1.01, 5.02 and 9.01 filed October 28, 2005.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K with respect to Items 1.01, 1.02 and 9.01 filed October 28, 2005.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 28, 2006.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 3, 2006.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 10, 2006.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 27, 2006.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 25, 2006.
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(29)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(30)	Filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2007

SEQUENOM, INC.

By:	/s/ HARRY STYLLI
Harry Stylli President and Chief Executive Officer