Form 10-Q
period 2007-03-31
SEQUENOM INC
filed 2007-05-15
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2007

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

The number of shares of the Registrant’s Common Stock outstanding as of May 7, 2007 was 40,118,054.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,791	$1,932
Short-term investments	17,557	22,996
Restricted cash and investments	1,402	1,402
Accounts receivable, net	7,149	4,834
Inventories, net	2,076	2,567
Other current assets and prepaid expenses	1,033	677

Total current assets	32,008	34,408
Equipment and leasehold improvements, net	4,788	4,528
Intangible assets, net	261	360
Other assets	587	585

Total assets	$37,644	$39,881

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,735	$3,809
Accrued expenses	4,707	5,140
Accrued acquisition and integration costs	241	230
Deferred revenue	1,644	1,578

Total current liabilities	11,327	10,757
Deferred revenue, less current portion	117	149
Other long-term liabilities	3,383	2,804
Long-term accrued acquisition and integration costs, less current portion	652	721
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares - 5,000,000	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 33,449,683 and 33,439,634 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	33	33
Additional paid-in capital	485,343	484,898
Accumulated other comprehensive income	694	656
Accumulated deficit	(463,905)	(460,137)

Total stockholders’ equity	22,165	25,450

Total liabilities and stockholders’ equity	$37,644	$39,881

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Consumables	$4,199	$2,855
Other product related	4,909	3,665
Services	773	14
Research and other	11	377

Total revenues	9,892	6,911

Costs and expenses:
Cost of product revenue	3,692	2,713
Cost of service revenue	734	7
Research and development	2,875	2,464
Selling and marketing	3,460	2,644
General and administrative	3,220	2,658
Restructuring charges	—	3
Amortization of acquired intangibles	—	504

Total costs and expenses	13,981	10,993

Loss from operations	(4089)	(4,082)
Interest income, net	340	47
Other income, net	(19)	83

Loss before income taxes	(3,768)	(3,952)
Income tax benefit	—	232

Net loss	$(3,768)	$(3,720)

Net loss per share, basic and diluted	$(0.11)	$(0.28)

Weighted average shares outstanding, basic and diluted	33,447	13,414

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2007	2006
	(Unaudited)
Operating activities
Net loss	$(3,768)	$(3,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	428	248
Depreciation and amortization	433	1,071
Other non-cash items	22	3
Deferred income tax benefit	—	(232)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,308)	(232)
Inventories, net	493	424
Other current assets and prepaid expenses	(353)	(13)
Accounts payable and accrued expenses	827	(909)
Deferred revenue	27	75
Other liabilities	174	(238)

Net cash used in operating activities	(4,025)	(3,523)

Investing activities
Purchase of equipment, leasehold improvements and intangibles	(591)	(45)
Net change in short-term investments	5,439	3,967
Net change in restricted cash	—	510

Net cash provided by investing activities	4,848	4,432

Financing activities
Proceeds from exercise of stock options and ESPP purchases	17	13
Payments on capital lease obligations	—	(57)
Payments of long-term debt	—	(103)

Net cash provided by (used in) financing activities	17	(147)

Net increase in cash and cash equivalents	840	762
Effect of exchange rate changes on cash and cash equivalents	19	15
Cash and cash equivalents at beginning of period	1,932	1,885

Cash and cash equivalents at end of period	$2,791	$2,662

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

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC) on March 30, 2007.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to inventory valuation and warranty liabilities, which affects cost of sales and gross margin; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects income tax expense and benefit. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently in the process of determining the impact of adopting the provisions of SFAS No. 159 on our results of operations.

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $463.9 million as of March 31, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. In June 2006, we closed a private placement financing that provided us with approximately $30.0 million of net proceeds from the sale of common stock and warrants to purchase shares of common stock. As of March 31, 2007, we had available cash and short-term investments totaling $20.3 million and working capital of $20.7 million.

Subsequent to March 31, 2007, we closed an additional funding through a registered direct offering of our common stock, as further described in Note 5 “Stockholders’ Equity.”

(3) Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130), requires reporting and displaying comprehensive income (loss) and its components, which, for us, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2007	2006
	(Unaudited)
Net loss	$(3,768)	$(3,720)
Unrealized gains on available-for-sale securities	—	8
Foreign currency translation adjustments	38	36

Comprehensive loss	$(3,730)	$(3,676)

(4) Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of stock options, warrants and restricted stock were not included in the computation of diluted net loss per share as their effect was anti-dilutive for both periods presented.

As further discussed in Note 5 “Stockholders’ Equity,” we closed an additional funding through a registered direct offering totaling 6,666,666 shares of our common stock on April 30, 2007.

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

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.4 million after deducting placement agents’ fees and estimated offering expenses.

(6) Share-Based Compensation

We maintain several share-based compensation plans for the grant of incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. In December 2004 the FASB issued a revised SFAS No. 123, Share-Based Payment (SFAS No. 123(R)). Under SFAS No. 123(R), the estimated fair value of share-based payments is measured at the grant date and is recognized as stock-based compensation expense over the employee’s requisite service period. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply both to new stock-based awards issued beginning January 1, 2006, as well as to awards that were already outstanding on January 1, 2006, but are subsequently modified or cancelled. The estimated fair value of new stock-based awards is recognized as stock-based compensation over the requisite service period associated with the award. For awards already outstanding at January 1, 2006, the estimated stock-based compensation will be recognized over the remaining service period using the compensation cost calculated for pro forma purposes under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

As a result of the adoption of SFAS No. 123(R), we recorded $389,000 and $248,000 of compensation expense related to our share-based compensation awards for the three months ended March 31, 2007 and 2006, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expense ($68,000 and $66,000), selling and marketing expense ($82,000 and $37,000) and general and administrative expense ($238,000 and $145,000) for the three months ended March 31, 2007 and 2006, respectively. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of its net deferred tax assets and our net operating loss carryforwards.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards to employees and non-employee directors in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). In accordance with APB No. 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of our common stock on the date of grant. We recorded deferred compensation in connection with stock options assumed in acquisitions with exercise prices less than the fair market value of the common stock on the date of assumption. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods.

We account for options granted to non-employees in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2007 and 2006, was $39,000 and $0, respectively and is included in general and administrative expenses in the statements of operations.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. As of March 31, 2007, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 7,197,098, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

During the three months ended March 31, 2007, we issued restricted stock awards for 64,373 shares with a weighted average grant date fair value of $4.60 per share to certain executive officers and employees. The awards vest one year from the grant date.

Employee Stock Purchase Plan

In 1999 we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of March 31, 2007, we had reserved 654,681 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP allows for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price.

In October 2006 the Board of Directors approved a change to all offerings under the 1999 Plan that commence on or after February 1, 2007. New offerings will be for a duration of 6 months and will consist of one purchase interval, but will not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 Plan limits stock purchases to $25,000 per individual per calendar year. Participants under the current offering period had the option of: continuing under the current plan offering period until its expiration, or, withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing February 1, 2007. Those employees not electing to enroll in the new offering period will continue under the then current offering until the 24 month offering period expires. As of March 31, 2007, employees have contributed approximately $36,000 to the current offering period of the 1999 ESPP and we did not recognize any share-based compensation expense related to the purchase on January 31, 2007.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of March 31, 2007, this warrant has not been exercised and expires in December 2011.

In connection with the Series C Preferred Stock issued in May 1997, we issued warrants to purchase an aggregate of 106,508 shares of our Series C Preferred Stock at an exercise price of $3.15 per share. These warrants became exercisable for 35,503 shares of our common stock at an exercise price of $9.45 per share upon our initial public offering. These warrants expire in May 2007. As of March 31, 2007, 11,694 of these warrants remain outstanding and exercisable.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of March 31, 2007, the warrant remains outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants expire in June 2013. Additionally, we issued to our placement agent in conjunction with the private placement financing a warrant to purchase an aggregate of 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant expires in June 2011. As of March 31, 2007, all of the warrants issued in conjunction with the private placement financing remain outstanding and exercisable.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Risk free interest rates	4.8%	4.6%
Volatility	82.0%	101%
Dividend yield	0%	0%
Expected option term (years)	6.7	6.7

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The computation of the expected option term is based on a weighted-average calculation combining the average life of stock options that have already been exercised or cancelled with the estimated life of all unexercised stock options.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.5% in the first quarter of fiscal 2007 based on historical experience. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each stock option granted during the three months ended March 31, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model was $3.36 and $0.53, respectively, per share of our common stock subject to the stock option.

A summary of the status of our stock option plans as of March 31, 2007 and of changes in stock options outstanding under the plans during the three months ended March 31, 2007 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,285,783	$6.45
Granted	524,201	4.52
Canceled	(30,707)	5.80
Exercised	(2,314)	3.02

Outstanding at March 31, 2007	3,776,963	$6.19	8.2	$3,942,921

Options vested and exercisable at March 31, 2007	1,183,265	$13.96	6.1	$665,566

For the three months ended March 31, 2007, share-based compensation expense related to employee stock options was $389,000. As of March 31, 2007, there was $3.4 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. Cash received from stock option exercises for the three months ended March 31, 2007 and 2006, was $10,000 and $0, respectively. At March 31, 2007, there were 3,420,135 shares available for future option grants.

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Raw materials	$1,494	$1,635
Work in process	74	51
Finished goods	508	881

Total	$2,076	$2,567

Inventories are shown net of excess and obsolescence reserves of $1.0 million and $1.1 million at March 31, 2007 and December 31, 2006, respectively.

(8) Acquisition and integration costs

As of March 31, 2007, we had approximately $0.9 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity in the three months ended March 31, 2007 was as follows (in thousands):

	Balance at December 31, 2006	Deductions	Balance at March 31, 2007
	(Audited)	(Unaudited)	(Unaudited)
Costs to close facilities and exit lease commitments	$951	$(58)	$893

(9) Restructuring charge

During the third quarter of 2005, we introduced a cost reduction plan in our genetic systems business that included a reduction in existing headcount by approximately 30 persons across all departments by the end of 2005 compared to our headcount prior to the plan. During the three months ended March 31, 2006, we incurred an additional $3,000 in miscellaneous charges in connection with the headcount reduction. At December 31, 2006, we no longer had an accrued balance in respect to the restructuring charges.

(10) Warranty costs and reserves

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45), we provide a warranty provision related to the sales of our MassARRAY equipment based on our experience of returns and repairs required under the warranty period.

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue in the statement of operations.

Changes in our warranty liability during the three months ended March 31, 2007 were as follows (in thousands):

Balance as of December 31, 2006	$680
Reductions charged to cost of revenues	(206)
Repairs and replacements	(61)

Balance as of March 31, 2007	$413

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the District Court’s decision on final approval of the settlement remains pending. We do not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(12) Income Taxes

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 became effective for us beginning January 1, 2007.

At December 31, 2006, we had federal and state tax net operating loss (NOL) carryforwards of approximately $229.2 and $130.0 million, respectively, which will begin to expire in 2008 and 2007 unless previously utilized. We also had federal and state research and development (R&D) credit carryforwards of $7.9 and $7.1 million, respectively. The federal R&D tax credits will begin to expire in 2011 unless previously utilized. Because realization of such tax benefits is uncertain, we have provided a 100% valuation allowance as of March 31, 2007 and December 31, 2006. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions, which combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not completed an updated study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and because there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, which then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until the study is updated and any limitation known, no amounts are being presented as an uncertain tax position under FIN No. 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1993 to 2007 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

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

Our MassARRAY technology is accepted as a leading high-performance DNA analysis system for the fine mapping genotyping market. Our list of customers includes clinical research laboratories, biotechnology companies, and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to regional distribution partners in France, India, Israel, Japan, South Korea, New Zealand, Singapore, Taiwan, and Turkey.

Genetic analysis is primarily conducted in two key biomedical research market sectors: the academic research market, where we have many customers, and the clinical analysis market, where we are expanding. The research market is mainly comprised of academic institutions, which make initial genetic discoveries. However, it is the source of discoveries of new genetic content. The clinical analysis market is significantly larger and takes the genetic analysis a step further to establish the use of genes and genetic markers for the potential benefit of the general population.

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

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing, gene expression analysis, and epigenetic analysis – the analysis of DNA methylation, in the molecular medicine market.

We are also targeting growth in four segments: clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories, and animal testing laboratories.

As of March 31, 2007, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis contract research services business. The impact of our MassARRAY Compact system, our iPLEX and iPLEX Gold assays, new products and product applications and our contract research services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

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

We have a history of recurring losses from operations and have an accumulated deficit of $463.9 million as of March 31, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2007, we had available cash and short-term investments totaling $20.3 million and working capital of $20.7 million.

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction, we issued and sold, 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.4 million after deducting placement agents’ fees and estimated offering expenses.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues

Total revenues for the three months ended March 31, 2007 increased to $9.9 million from $6.9 million for the same period in 2006 and are primarily comprised of product sales and contract research services. Product revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, consumable revenues increased to $4.2 million from $2.9 million due to an increased installed base of MassARRAY Compact systems, and adoption of our iPLEX Gold assay.

Other product related revenue was $4.9 million for the three months ended March 31, 2007, compared to $3.7 million for the same period in 2006. The increase of $1.2 million was primarily due to an increase in MassARRAY system hardware sales to $3.9 million for the three months ended March 31, 2007 from $2.8 million for the same period in 2006. Income from other product sales, including MassARRAY system maintenance contracts, software, license fees and royalties, for the three months ended March 31, 2007 and 2006 was $1.0 million and $0.8 million, respectively. During the first quarter of 2007, we recognized no revenue in respect of shipments that took place in 2006 that did not meet our criteria for revenue recognition at the time of shipment, compared to $2.3 million in the comparative period in 2006. As of March 31, 2007, we had $225,000 of shipped inventory in respect of purchase orders or contracts received that did not meet our criteria for revenue recognition in the three months ended March 31, 2007.

We recorded genetic analysis contract research service revenues of $0.8 million for the three months ended March 31, 2007, compared to $14,000 for the comparative period in 2006. The increase of $0.8 million is attributable to our service business growth in primarily the clinical analysis market and, to a lesser degree, the academic research market as we continue to expand from the level of services provided in 2006.

Research and other revenues were approximately $11,000 and $0.4 million, respectively, for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2006, we recognized $0.3 million of revenue related to the license of certain proprietary genetic content to a third party. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of product and service revenues and gross margin

Cost of product revenues for the three months ended March 31, 2007 and 2006 were $3.7 million and $2.7 million, respectively. Gross margins on product sales for the three months ended March 31, 2007 were 59%, compared to 58% for the same period in 2006. Gross margins primarily increased due to increased systems sales with a favorable mix of new systems versus trade-ins and increased consumable sales that sell at higher average gross margins.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of products sales and contract research services, competitive conditions, sales volumes, discounts offered, sales through distributors, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies.

Cost of contract research service revenues for the three months ended March 31, 2007 were $0.7 million compared to $7,000 for the same period in 2006. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Research and development expenses

Research and development expenses increased to $2.9 million for the three months ended March 31, 2007 from $2.5 million for the same period in 2006. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in expenses of $0.4 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily relates to increased headcount, travel and recruiting costs of $0.4 million and increased operating supplies of $0.7 million primarily associated with our non-invasive prenatal diagnostic research and development, offset by approximately $0.8 million in the absorption of cost of service revenue as our genetic services operations became a fully functional department in 2007.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2007 increased to $3.5 million compared to $2.6 million for the same period in 2006. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

Sales and marketing expenses in the three months ended March 31, 2007 compared to the same period in 2006 were primarily affected by increased costs of $0.2 million for advertising and public relations expenses, $0.3 million for increased headcount, travel and recruiting expenses and $0.3 million of consultant expenses for sales and marketing projects associated with our non-invasive prenatal technology.

We expect our sales and marketing headcount and associated expenses to increase during 2007 as we strengthen our sales force for our MassARRAY system and related product sales and contract research services business and as we build our commercial development team for our non-invasive prenatal nucleic acid based tests.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2007 were $3.2 million, compared to $2.7 million for the same period in 2006. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase of $0.5 million for the three months ended March 31, 2007 from the same period in 2006 was primarily due to $0.3 million for increased headcount, travel and recruiting expenses, $0.1 million in increased legal costs related to our patent portfolio and $0.1 million higher share-based compensation charges.

We expect general and administrative costs to increase in 2007 compared to 2006, as we build our infrastructure in order to support our anticipated growth.

Restructuring charges

For the three months ended March 31, 2007, we incurred no restructuring charges, compared to $3,000 for the three months ended March 31, 2006. Costs incurred for 2006 were in connection with our cost reduction plan initiated during the third quarter of 2005 related to our genetic systems business and consisted of miscellaneous headcount reduction charges. At December 31, 2006, we no longer had an accrued balance in respect to the restructuring charges and anticipate no further expenses related to this cost reduction plan.

Amortization of acquired intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. These intangible assets were amortized over three to five years and as of December 31, 2006, were fully amortized.

Net interest income

Net interest income was $0.3 million for the three months ended March 31, 2007, compared to $47,000 for the same period in 2006, as our cash, cash equivalents and short-term investment balances were higher in the current period due to the closing of our private placement funding that raised approximately $30.0 million in net proceeds in June 2006.

Deferred income tax benefit

The deferred tax benefit of $0.2 million for the three months ended March 31, 2006 was due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics. There was no comparable benefit in the period ended March 31, 2007.

We maintain several stock option plans under which we may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The benefits provided under all of these plans are subject to the provisions of SFAS No. 123(R), which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS No. 123(R) and, therefore, have not restated results for prior periods. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that were outstanding on the adoption date and subsequently modified or cancelled. Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 was $0.4 million and $0.2 million, respectively. For more information about our accounting for share-based compensation expense, see Note 5 to the Financial Statements in Item 1.

Liquidity and Capital Resources

As of March 31, 2007, cash, cash equivalents and short-term investments totaled $20.3 million, compared to $24.9 million at December 31, 2006. Our cash reserves are held primarily in a variety of interest-bearing instruments, including auction rate securities and money market accounts.

We have a history of recurring losses from operations and have an accumulated deficit of $463.9 million as of March 31, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2007, we had working capital of $20.7 million.

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction, we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.4 million after deducting placement agents’ fees and estimated offering expenses.

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the three months ended March 31, 2007 was $4.0 million compared to $3.5 million for the same period in 2006. The use of cash was primarily a result of the net loss of $3.7 million for three months ended March 31, 2007, adjusted for non-cash depreciation and amortization of $0.4 million and $0.4 million of share-based compensation expenses, as well changes in our operating assets and liabilities consisting of a decrease in accounts receivable and other current assets of $2.3 million and $0.4 million, respectively, offset by increases in inventories, accounts payable and accrued expenses and other liabilities totaling $1.5 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash, used $0.6 million in cash during the three months ended March 31, 2007 due to purchases of capital equipment.

Net cash provided by financing activities was $17,000 for three months ended March 31, 2007 compared to cash used of $0.1 million for the same period in 2006. Financing activities during the three months ended March 31, 2007, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period.

The following table summarizes our contractual obligations as of March 31, 2007 (Unaudited):

Contractual obligations (In thousands)	Total	Less than one year	1-3 years	After 3 years
Operating leases	$43,603	$4,571	$11,874	$27,158
Open purchase orders	4,354	4,354	—	—

Total contractual obligations	$47,957	$8,925	$11,874	$27,158

Future operating lease commitments for leases have not been reduced by future minimum sublease rentals to be received through December 2010 aggregating $1.0 million. Open purchase orders are primarily for inventory items and research and development supplies.

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

Based on our current plans, we believe our cash, cash equivalents and short-term investments, including the net proceeds from our registered direct offering in April 2007, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least 2009. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our success in selling our MassARRAY products and services;

•	our ability to introduce and sell new products and services, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•

our success in and the expenses associated with researching, developing and commercializing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•

the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic research and development, particularly for non-invasive prenatal diagnostics;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our non-invasive prenatal diagnostic technology, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	regulatory changes and technological developments in our markets.

At March 31, 2007, we had outstanding stand-by letters of credit with financial institutions totaling $1.2 million, related to our building and operating leases. Letters of credit amounting to $0.1 million will not be drawn down unless we default upon our obligations under the respective agreements. An operating lease letter of credit of $1.1 million will remain in place until the expiration of our Newton, Massachusetts building lease agreement in December 2010.

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

	As of March 31, 2007
	Net foreign monetary assets/(liabilities)
Functional currency of operations	US dollars	GBP
	($ in millions)
Euro	$1.2	$0.7

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $115,000. A movement of 10% in the US dollar to GBP exchange rate would create an unrealized gain or loss of approximately $135,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended March 31, 2007. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the Security and Exchange Commission’s rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We also maintain internal controls and procedures that are designed to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with accounting principles generally accepted in the United States.

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of March 31, 2007. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In June 2003, pursuant to the authorization of a special litigation committee of our Board of Directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the District Court’s decision on final approval of the settlement remains pending. We do not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 1A.	Risk Factors

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2006. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

We may need additional capital to support our growth, which will result in additional dilution to our stockholders. *

Our business may require additional investment that we have not yet secured. As of March 31, 2007, we had available cash, cash equivalents and short-term investments of approximately $20.3 million. Additionally, subsequent to March 31, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, resulting in net aggregate proceeds of $18.4 million, after deducting placement agents’ fees and estimated offering expenses. We believe our cash, cash equivalents and short-term investments, including the net proceeds from our registered direct offering in April 2007, will be sufficient to fund our operating expenses and capital requirements through 2009. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•

the level of our and our distributors’ success in selling our MassARRAY products and services including the relatively new iPLEX Gold assay product which provides greater efficiency and which could reduce overall consumables usage by customers;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, including iPLEX Gold, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	the extent of our investment in diagnostic technology, including non-invasive prenatal diagnostic technology, development, commercialization, and regulatory approval;

•

our success in and the expenses associated with researching, developing and commercializing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our success alone or in collaboration with our partners in launching and selling any diagnostic products and services;

•	the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic assay research and development;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our non-invasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

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

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities. If the investors in our June 2006 private placement choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders. The investors in our June 2006 private placement beneficially own approximately 60% of our common stock based on the number of shares of our common stock outstanding on March 31, 2007. Upon the exercise in full of the warrants issued in the private placement (assuming no cashless exercise), these investors would control up to approximately 70% of the voting power of our capital stock based on the number of shares of our common stock outstanding on March 31, 2007. These stockholders, acting together, have substantial control over us. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. These stockholders hold nearly all of the shares needed to approve amendments to our Bylaws and Certificate of Incorporation to remove certain supermajority voting provisions, permit stockholders holding a majority of our outstanding shares to call special meetings of stockholders, and permit stockholder actions by written consent. Pursuant to the securities purchase agreement entered into with the investors in our private placement, we are required to call a special meeting of stockholders within 60 days of the request of any two directors nominated by the investors for the purpose of seeking approval of these amendments to our Bylaws and Certificate of Incorporation or any other action that is proposed in good faith by at least three of our directors for legitimate corporate purposes. The approval of these amendments to our Bylaws and Certificate of Incorporation would provide even greater control to the investors in the private placement if they elect to act together.

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

We have limited experience.

Many of our technologies, particularly our non-invasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to commercialize new products and create new applications for our products. We are developing research-use-only and diagnostic applications for our MassARRAY platform and for other platforms, including non-invasive prenatal tests, and plan to eventually commercialize ourselves, or with a partner, a research-use-only test for Rhesus D using a real-time PCR platform, in addition to other tests. We have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective, and we will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that are accepted in the genomic, diagnostic, non-invasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable. *

We have experienced significant operating losses in each period since our inception. At March 31, 2007, our accumulated deficit was approximately $463.9 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly. *

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

•	our success in selling genetic analysis contract research services;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

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

A reduction in revenues from sales of MassARRAY products and contract research services would harm our business. *

The demand for MassARRAY systems and consumables and contract research services has changed over time, and any decline in demand will reduce our total revenues. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues for the foreseeable future. Also, our competitors have offered low priced fee-for-service genotyping services and technologies to the DNA analysis marketplace. These factors and the following factors, among others, would reduce the demand for MassARRAY products and services:

•	competition from other products and service providers or failure of our products or applications or services;

•	changes in fiscal policies and the economy which negatively impact customer buying decisions; and

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers and with respect to our license rights to perform gender testing for social or lifestyle purposes.

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

We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues. *

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX Gold multiplexing application may, over time, result in lower volumes of consumable chip purchases by customers on a per system basis, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 42% of our total revenues for the three months ended March 31, 2007, compared to 41% of our total revenues for the three months ended March 31, 2006. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX Gold application;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers; and

•	the ability to maintain necessary quality standards and specifications for our SpectroCHIP products.

•	our inability to transition to a new supplier for the nanodispenser compact for our MassARRAY system;

We may not be able to generate any revenue from non-invasive prenatal research-use only or diagnostic tests, or any other tests we may develop.

During the past year, we have committed significant research and development resources to the development of research-use only and diagnostic tests, particularly non-invasive prenatal tests, for use on our MassARRAY system and other platforms. Although we currently anticipate launching our first research use only test, a test for Rhesus D using a real-time PCR platform, in the first half of 2007, there is no guarantee that we will successfully launch this or any other tests for any use. We have no experience in licensing, manufacturing, selling, marketing or distributing diagnostic or other tests. If we, or our partners, are not able to successfully market or sell non-invasive prenatal research-use only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop non-invasive prenatal research-use only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•

reliance on third-party CLIA-certified (Clinical Laboratory Improvement Amendments, 1988) laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on third parties to manufacture any non-invasive prenatal research-use only or diagnostic or other tests that we may develop;

•	our non-invasive prenatal Rhesus D test, if successfully launched, will be for research use only and may never be approved for commercial use;

•	the availability of alternative and competing tests or products;

•	compliance with federal, state and foreign regulations for the sale and marketing of research-use only or diagnostic or other tests, including non-invasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness of non-invasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing;

•	the extent and success of our sales and marketing efforts;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostic, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from the diagnostic or other tests; and

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests.

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

We partially assemble the MassARRAY system and partially manufacture our consumable chips and MassARRAY kits. To date, we have only produced these products in moderate quantities. We may not be able to maintain acceptable quality standards as we continue or ramp up production. For example, we have experienced crystallized matrix on some of our chips, which has interfered with chip performance. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory while manufacturing our products at a reasonable cost. We may not be able to produce sufficient quantities to meet market demand or manufacture our product at a reasonable cost. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We might not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which would adversely affect our business.

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

We also have sole suppliers for certain of our consumable products. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips, problems with laser reliability in our mass spectrometers supplied by Bruker and lengthy delays in obtaining lasers for replacement, problems with matrix crystallization on our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, including non-invasive prenatal diagnostic products, or other products using our products, services, or discoveries. *

Development of diagnostic or other products by us, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

•	be found to be ineffective, unreliable, or otherwise inadequate or otherwise fail to receive regulatory approval;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market;

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

If a licensee discovers or develops diagnostic products or we or a collaborator discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator (hereafter referred to as “partner”) for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated and we may also lose exclusive (as in the case of our license agreement with Isis Innovation Ltd, under which we in-license our fundamental non-invasive prenatal diagnostic technology) or non-exclusive license rights to intellectual property that are required to commercialize such products. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.

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

If the validity of the consents from volunteers were to be challenged, we could be forced to stop using some of our resources, which would hinder our gene discovery out-licensing efforts and our diagnostic product development efforts.

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our subsidiaries and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples provided for purposes which extend to include diagnostic product development activities. We have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and to a large extent we rely upon our clinical collaborators for appropriate compliance with the voluntary consents provided and with local law and regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical or genetic resources, which would hinder our diagnostic product development efforts. We could become involved in legal challenges, which could consume a substantial proportion of our management and financial resources.

If we cannot obtain licenses to patented SNPs and genes, we could be prevented from obtaining significant revenue or becoming profitable.

The U.S. Patent and Trademark Office has issued and continues to issue patents claiming SNP and gene discoveries and their related associations and functions. If certain SNPs and genes are patented, we will need to obtain rights to those SNPs and genes to develop, use, and sell related assays and other types of products or services utilizing such SNPs and genes. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes, we might never achieve significant revenue from our diagnostic product development.

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

We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments. *

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to non-invasive prenatal analysis rights that we acquired from Isis Innovation Ltd, to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, we risk losing our exclusive license rights from Isis Innovation Ltd. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications and generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely effect our business.

In addition, our government grants provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

Because we exclusively licensed our non-invasive prenatal diagnostic and gender determination testing rights from Isis Innovation Ltd any dispute with Isis may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights. *

In October 2005, we entered into an exclusive license to non-invasive prenatal diagnostic rights with Isis Innovation Ltd, which we amended in October 2006 to also include exclusive rights to intellectual property for non-invasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop non-invasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve certain milestones, in a timely manner, our ability to develop and commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development efforts for these diagnostic tests.

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

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, PSI, Inc. supplies our chips and Majer Precision Engineering supplies the pins for our present nanodispenser (pintool) product. We are in the process of securing a new vendor to supply us with our newly designed replacement nanodispenser product. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. In November 2006, we entered into a new supply agreement with Bruker to purchase a minimum number of mass spectrometers. We have minimum purchase obligations under our supply agreement with Bruker. As a result, in the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

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

We have sold MassARRAY systems worldwide to pharmaceutical and biotechnology companies, academic research centers, and government laboratories. Some of our customers use our DNA analysis products to perform contract research services, or to perform genetics studies on their own disease populations for potential diagnostic utility in the same or similar manner as we have done. Although there are many potential contract research services opportunities and disease areas and diagnostic applications, our customers may seek service work or develop diagnostic assays or may target diseases areas that may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our customers. Competition from our customers may adversely affect our services business or our ability to successfully commercialize diagnostic products.

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

We are subject to risks associated with our foreign operations. *

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 50% and 43% of our sales were made outside of the United States during the three months ended March 31, 2007 and 2006, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and our partners and collaborators prepare to commercialize research-use-only or other types of non-invasive prenatal tests and diagnostics. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $5 million. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of Registrant, as amended

4.1 (1)	Specimen common stock certificate

10.51	Letter agreement dated February 14, 2007, by and between the Registrant and Paul Hawran

10.52*	Collaboration and License Agreement dated January 24, 2007, between the Registrant and Lenetix Medical Screening Laboratory, Inc.

10.53(2)	Placement Agency Agreement dated April 25, 2007, between the Registrant and Lehman Brothers Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Current Report on Form 8-K filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 25, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, INC.

Dated: May 15, 2007	By:	/S/ HARRY STYLLI
Harry Stylli
President and Chief Executive Officer