Form 10-Q
period 2007-06-30
SEQUENOM INC
filed 2007-08-13
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2007

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

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2007 was 40,172,126.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,236	$1,932
Short-term investments	29,341	22,996
Restricted cash and investments	1,387	1,402
Accounts receivable, net	8,045	4,834
Inventories, net	2,431	2,567
Other current assets and prepaid expenses	1,486	677

Total current assets	46,926	34,408
Equipment and leasehold improvements, net	5,309	4,528
Intangible assets, net	188	360
Other assets	630	585

Total assets	$53,053	$39,881

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,958	$3,809
Accrued expenses	5,200	5,140
Accrued acquisition and integration costs	233	230
Deferred revenue	1,491	1,578

Total current liabilities	11,882	10,757
Deferred revenue, less current portion	263	149
Other long-term liabilities	3,961	2,804
Long-term accrued acquisition and integration costs, less current portion	602	721

Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares—5,000,000, no shares issued or outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 40,149,449 and 33,439,634 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	40	33
Additional paid-in capital	504,305	484,898
Accumulated other comprehensive income	712	656
Accumulated deficit	(468,712)	(460,137)

Total stockholders’ equity	36,345	25,450

Total liabilities and stockholders’ equity	$53,053	$39,881

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Consumables	$3,763	$3,094	$7,962	$5,949
Other product related	5,449	3,888	10,358	7,553
Services	941	190	1,714	204
Research and other	—	16	11	393

Total revenues	10,153	7,188	20,045	14,099

Costs and expenses:
Cost of product revenue	3,407	2,969	7,099	5,682
Cost of service revenue	748	59	1,482	66
Research and development	4,256	2,426	7,131	4,891
Selling and marketing	3,896	2,461	7,356	5,104
General and administrative	3,054	2,983	6,274	5,641
Amortization of acquired intangibles and other	—	504	—	1,011

Total costs and expenses	15,361	11,402	29,342	22,395

Loss from operations	(5,208)	(4,214)	(9,297)	(8,296)
Interest income, net	400	74	740	121
Other income (expense), net	4	23	(15)	107

Loss before income taxes	(4,804)	(4,117)	(8,572)	(8,068)
Income tax benefit (expense)	(3)	232	(3)	464

Net loss	(4,807)	(3,885)	(8,575)	(7,604)

Net loss per share, basic and diluted	$(0.13)	$(0.21)	$(0.24)	$(0.47)

Weighted average shares outstanding, basic and diluted	38,008	18,851	35,740	16,163

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2007	2006
	(Unaudited)
Operating activities
Net loss	$(8,575)	$(7,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	969	521
Depreciation and amortization	877	2,096
Deferred rent	1,156	1,185
Deferred income tax benefit	—	(465)
Other non-cash items	7	460
Changes in operating assets and liabilities:
Accounts receivable, net	(3,188)	(1,145)
Inventories, net	161	1,130
Other current assets and prepaid expenses	(846)	(185)
Accounts payable and accrued expenses	814	(980)
Deferred revenue	19	29
Other liabilities	263	(292)

Net cash used in operating activities	(8,343)	(5,250)

Investing activities
Purchase of equipment, leasehold improvements and intangibles	(1,497)	(306)
Purchases of short-term investments	(33,228)	(1,164)
Proceeds from sale of short-term investments	26,875	5,322
Net change in restricted cash	16	1,192

Net cash (used in) provided by investing activities	(7,834)	5,044

Financing activities
Proceeds from exercise of stock options and ESPP purchases	93	13
Payments on capital lease obligations	—	(193)
Payments of long-term debt	—	(200)
Proceeds from issuance of common stock and warrants	18,352	29,922

Net cash provided by financing activities	18,445	29,542

Net increase in cash and cash equivalents	2,268	29,336
Effect of exchange rate changes on cash and cash equivalents	36	10
Cash and cash equivalents at beginning of period	1,932	1,885

Cash and cash equivalents at end of period	$4,236	$31,231

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior period amounts in order to conform to the current presentation.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We have not yet adopted, but are currently in the process of determining the impact of adopting the provisions of SFAS No. 159 on our results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF No. 07-3 as of January 1, 2008, and it is not expected to have a material impact on our results of operations or financial position.

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $468.7 million as of June 30, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. In April 2007, we closed a registered direct offering of our common stock, as further described in Note 5 “Stockholders’ Equity.” As of June 30, 2007, we had available cash, cash equivalents and short-term investments totaling $33.6 million and working capital of $35.0 million.

(3) Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130), requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Comprehensive loss:
Net loss	$(4,807)	$(3,885)	$(8,575)	$(7,604)
Unrealized losses on available-for-sale securities	(7)	(10)	(7)	(2)
Foreign currency translation adjustments	26	37	64	73

Comprehensive loss	$(4,788)	$(3,858)	$(8,518)	$(7,533)

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

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.4 million after deducting placement agents’ fees and offering expenses.

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

For the three months ended June 30, 2007 and 2006, we recorded $541,000 and $274,000 of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expense ($72,000 and $53,000), selling and marketing expense ($95,000 and $35,000) and general and administrative expense ($374,000 and $186,000) for the three months ended June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2007 and 2006, we recorded $969,000 and $521,000 of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expense ($140,000 and $119,000), selling and marketing expense ($178,000 and $71,000) and general and administrative expense ($651,000 and $331,000) for the six months ended June 30, 2007 and 2006, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

We account for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended June 30, 2007 and 2006, was $4,000 and $0, respectively, and is included in research and development and sales and marketing expenses, totaling $2,000 and $2,000, respectively, in the statements of operations. For the six months ended June 30, 2007 and 2006, total stock-based compensation for options granted to non-employees was $43,000 and $0, respectively, and is included in general and administrative, research and development and selling and marketing expenses, totaling $39,000, $2,000 and $2,000, respectively, in the statements of operations.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. As of June 30, 2007, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 7,135,939 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

During the six months ended June 30, 2007, we issued restricted stock awards for 58,397 shares with a weighted average grant date fair value of $4.60 per share to certain executive officers and employees. The awards fully vest one year from the grant date.

Employee Stock Purchase Plan

In 1999 we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of June 30, 2007, we had reserved 654,681 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP allows for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the closing stock price at the beginning or end of the period.

In October 2006 the Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings will be for a duration of 6 months and will consist of one purchase interval, but will not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants under the current offering period had the option of: continuing under the current plan offering period until its expiration, or, withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing February 1, 2007. Those employees not electing to enroll in the new offering period will continue under the then current offering until the 24 month offering period expires. As of June 30, 2007, employees have contributed approximately $90,000 to the current offering period of the 1999 ESPP, since the beginning of the offering period that commenced February 1, 2007. For the three and six month periods ended June 30, 2007, we have recognized $4,000 and $4,000, respectively, as share-based compensation expense related to the 1999 ESPP.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of June 30, 2007, this warrant has not been exercised and expires in December 2011.

In connection with the Series C Preferred Stock issued in May 1997, we issued warrants to purchase an aggregate of 106,508 shares of our Series C Preferred Stock at an exercise price of $3.15 per share. These warrants became exercisable for 35,503 shares of our common stock at an exercise price of $9.45 per share upon our initial public offering. In May 2007, 11,694 of these remaining warrants expired unexercised.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of June 30, 2007, the warrant remains outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants expire in June 2013. Additionally, we issued to our placement agent in conjunction with the private placement financing a warrant to purchase an aggregate of 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant expires in June 2011. As of June 30, 2007, all of the warrants issued in conjunction with the private placement financing remain outstanding and exercisable.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	June 30,
	2007	2006
Risk free interest rates	4.7%	4.6% - 5.0%
Volatility	83%	101%
Dividend yield	0%	0%
Expected option term (years)	6.5	6.7

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

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.5% based on historical experience. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each stock option granted to employees during the six months ended June 30, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model was $3.39 and $1.62, respectively, per share of our common stock subject to the stock option.

A summary of the status of our stock option plans as of June 30, 2007 and of changes in stock options outstanding under the plans during the six months ended June 30, 2007 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,285,783	$6.45
Granted	949,201	4.49
Canceled	(129,084)	4.89
Exercised	(62,080)	2.13

Outstanding at June 30, 2007	4,043,820	$6.10	8.2	$5,825,955

Options vested and exercisable at June 30, 2007	1,351,157	$12.37	6.5	$1,545,703

As of June 30, 2007, there was $4.4 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. Cash received from stock option exercises for the six months ended June 30, 2007 and 2006, was $93,000 and $13,000, respectively. At June 30, 2007, there were 3,092,119 shares available for future option grants.

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Raw materials	$1,573	$1,635
Work in process	76	51
Finished goods	782	881

Total	$2,431	$2,567

Inventories are shown net of excess and obsolescence reserves of $1.0 million and $1.1 million at June 30, 2007 and December 31, 2006, respectively.

(8) Acquisition and integration costs

As of June 30, 2007, we had approximately $0.8 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity in the six months ended June 30, 2007 was as follows (in thousands):

	Balance at December 31, 2006	Deductions	Balance at June 30, 2007
	(Audited)	(Unaudited)	(Unaudited)
Costs to close facilities and exit lease commitments	$951	$(119)	$832

(9) Restructuring charge

During the third quarter of 2005, we introduced a cost reduction plan in our genetic systems business that included a reduction in existing headcount by approximately 30 persons across all departments by the end of 2005 compared to our headcount prior to the plan. During the six months ended June 30, 2006, we incurred an additional $4,000 in miscellaneous charges in connection with the headcount reduction. At December 31, 2006, we no longer had an accrued balance in respect to the restructuring charges.

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

Changes in our warranty liability during the three months ended June 30, 2007 were as follows (in thousands):

Balance as of December 31, 2006	$680
Additions charged to cost of revenues	16
Repairs and replacements	(244)

Balance as of June 30, 2007	$452

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

In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not receive final approval. The plaintiffs have asked that they be given until mid-August to file amended complaints.

On August 3, 2007, we received a demand letter dated July 31, 2007, demanding on behalf of alleged Sequenom, Inc. stockholder Vanessa Simmonds that our board of directors prosecute a claim against Sequenom, Inc.’s IPO underwriters, in addition to certain unnamed officers, directors and principal stockholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b). The demand letter asserts purchases and sales of Sequenom, Inc. stock within periods of less than six months and failure to report such transactions, and seeks unspecified disgorgement of profits. The Company intends to request further information from Ms. Simmonds in order to evaluate the demand.

We do not anticipate that the ultimate outcome of this event will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(12) Income Taxes

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 became effective for us beginning January 1, 2007.

At December 31, 2006, we had federal and state tax net operating loss (NOL) carryforwards of approximately $229.2 and $130.0 million, respectively, which will begin to expire in 2008 and 2007 unless previously utilized. We also had federal and state research and development (R&D) credit carryforwards of $7.9 and $7.1 million, respectively. The federal R&D tax credits will begin to expire in 2011 unless previously utilized. Because realization of such tax benefits is uncertain, we have provided a 100% valuation allowance as of June 30, 2007 and December 31, 2006. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percent over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions, which combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not completed an updated study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and because there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, which then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until the study is updated and any limitation known, no amounts are being presented as an uncertain tax position under FIN No. 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1994 to 2007 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

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

Overview

We are a genetics company committed to providing genetic analysis products and services that translate genomic science into superior solutions for biomedical research, agricultural, molecular medicine applications and diagnostic applications including non-invasive prenatal diagnostics. Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations therein. In late 2005, we launched our services business, which provides genetic analysis services to customers as a complement and as an alternative to our systems product offerings. Our research and development efforts are committed to producing new and improved components and applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated. Our research and development efforts are also directed to the development of diagnostic tests, particularly non-invasive prenatal diagnostics, for use on the MassARRAY system and other platforms.

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

Our MassARRAY technology is accepted as a leading high-performance DNA analysis system for the fine mapping genotyping market. Our customers include clinical research laboratories, biotechnology companies, academic institutions and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe, India and Asia, in addition to regional distribution partners in France, Israel, Japan, South Korea, New Zealand, Singapore, Taiwan, and Turkey.

Genetic analysis is primarily conducted in two key biomedical research market sectors: the research market, where we have many customers, and the clinical analysis market, where we are expanding. The research market is mainly comprised of academic and government institutions, which make initial genetic discoveries. However, it is the source of discoveries of new genetic content. The clinical analysis market is significantly larger and takes the genetic analysis a step further to establish the use of genes and genetic markers for the potential benefit of the general population.

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

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing, gene expression analysis, and epigenetic analysis in the molecular medicine market. Epigenetic analysis, also known as DNA methylation analysis, is the study of changes in DNA in the form of chromatin modifications and/or changes in the presence or absence of methyl groups in specific areas of the DNA. Epigenetic analysis is an important part of cancer and other research areas.

We are targeting customers across four segments: clinical research and clinical marker validation, the emerging field of molecular medicine, diagnostic service laboratories, and animal testing laboratories. We believe the market and opportunities for growth for fine mapping genotyping are increasing as more researchers are completing their larger genomic studies such as whole genome scans. Epigenetic analysis is a relatively new and emerging market, that, along with gene expression analyses, are increasingly being utilized by researchers in conjunction with genotyping to attempt to fully understand genetic cause and effect.

As of June 30, 2007, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis contract research services business. The impact of our product offerings and contract research services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

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

We have a history of recurring losses from operations and have an accumulated deficit of $468.7 million as of June 30, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2007, we had available cash, cash equivalents and short-term investments totaling $33.6 million and working capital of $35.0 million.

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction, we issued and sold, 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.4 million after deducting placement agents’ fees and offering expenses.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Revenues

Total revenues for the three months ended June 30, 2007 increased to $10.2 million from $7.2 million in the comparative period in 2006. Total revenues for the six months ended June 30, 2007 increased to $20.0 million from $14.1 million for the same period in 2006. The increase in revenues for the three and six month periods ended June 30, 2007, are from increases in consumables and product related revenues, as well as increased contract health services revenues compared to the prior period. Product revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

For the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, consumable revenues increased to $3.8 million and $8.0 million, respectively, from $3.1 million and $5.9 million, primarily due to an increased installed base of MassARRAY Compact systems, and adoption of our iPLEX Gold assay.

Other product related revenue was $5.4 million and $10.4 million, respectively, for the three and six months ended June 30, 2007, compared to $3.9 million and $7.6 million, respectively, for the same period in 2006. The increase of $1.5 million for the three months ended June 30, 2007 as compared to the same period in 2006, was primarily due to an increase in MassARRAY system sales to $4.8 million for the three months ended June 30, 2007 from $3.3 million for the same period in 2006. The increase of $2.8 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006 was primarily due to an increase in

MassARRAY system sales to $9.2 million from $6.4 million for the respective periods. Income from other product sales, MassARRAY system maintenance contracts, license fees and royalties, for the three months ended June 30, 2007 and 2006 was $0.6 million and $0.5 million, respectively. Revenue from other product sales, MassARRAY system maintenance contracts, license fees and royalties, for the six months ended June 30, 2007 and 2006 was $1.2 million and $1.5 million, respectively.

We recorded contract research service revenues of $0.9 million and $1.7 million, respectively, for the three and six months ended June 30, 2007, compared to $0.2 and $0.2, respectively, for the comparative periods in 2006. The increase of $1.5 million is attributable to our service business growth primarily in the clinical analysis market and, to a lesser degree, the academic research market.

Research and other revenues were approximately $0 and $11,000, respectively, for the three and six months ended June 30, 2007 compared to $16,000 and $0.4 million, respectively, for the three and six months ended June 30, 2006. During the six months ended June 30, 2006, we recognized $0.3 million of revenue related to the license of certain proprietary genetic content.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and six months ended June 30, 2007 were $3.4 million and $7.1 million, respectively, compared to $3.0 million and $5.7 million, respectively, for the same periods in 2006. Gross margins on product sales for the three and six months ended June 30, 2007 were 63% and 61%, respectively, compared to 57% and 58%, respectively, for the same periods in 2006. Gross margins primarily increased due to increased systems sales with a favorable mix of new systems versus trade-ins and increased consumable sales that sell at higher average gross margins compared to systems sales.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of products and contract research services sold, the mix of systems and consumables sold, competitive conditions, costs of goods, sales volumes, discounts offered, sales through distributors, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies.

Cost of contract research service revenues for the three and six months ended June 30, 2007 were $0.7 million and $1.5 million, respectively, compared to $59,000 and $66,000, respectively, for the same periods in 2006. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken.

For the three and six months ended June 30, 2007, the Company’s overall gross margin was 59% and 57%, respectively, compared to 58% and 59% in the comparative periods in 2006. The increase in overall gross margin for the three months ended June 30, 2007 is attributable to increased consumables sales that sell at higher average gross margins, slightly offset by lower margins on system hardware sales compared to the prior period. The decrease in overall gross margin for the six months ended June 30, 2007 is attributable to increased system hardware sales at lower margins compared to the comparative period in 2006, offset by an overall increase in consumables sales that sell at higher average gross margins.

Research and development expenses

Research and development expenses increased to $4.3 million for the three months ended June 30, 2007 from $2.4 million for the same period in 2006, and to $7.1 million for the six months ended June 30, 2007 from $4.9 million for the same period in 2006. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in expenses of $1.9 million for the three months ended June 30, 2007 compared to the same period in 2006 primarily relates to increased headcount, travel and recruiting costs of $0.5 million, increased expenditures for collaborative agreements of $0.6 million, increased consulting services for various research and development projects associated with our non-invasive prenatal diagnostic technology of $0.7 million and increased operating supplies of $0.6 million, offset by approximately $0.7 million in the absorption of cost of service revenue as our genetic analysis contract services operations became fully functional in 2007.

The increase in research and development expenses of $2.2 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily relates to increased salaries, travel and personnel costs of $1.0 million, increased consulting services for various research and development projects associated with our non-invasive prenatal technology of $0.8 million, increased expenditures for collaborative agreements of $0.6 million and increased operating supplies of $1.2 million, offset by approximately $1.5 million in the absorption of cost of service revenue as our genetic services operations became a fully functional department in 2007.

Selling and marketing expenses

Selling and marketing expenses for the three and six months ended June 30, 2007 were $3.9 million and $7.4 million, respectively, compared to $2.5 million and $5.1 million for the same periods in 2006. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase of $1.4 million in sales and marketing expenses for the three months ended June 30, 2007 compared to the same period in 2006 was primarily comprised of increased costs of $0.2 million for advertising and public relations expenses, $0.9 million for increased headcount, travel and recruiting expenses and $0.1 million of consultant expenses for sales and marketing projects associated with our non-invasive prenatal diagnostic technology.

The increase of $2.3 million in sales and marketing expenses for the six months ended June 30, 2007 compared to the same period in 2006 was primarily comprised of $1.2 million for increased headcount, travel and recruiting expenses, $0.4 million for advertising and public relations expenses, $0.4 million of consultant expenses for sales and marketing projects associated with our non-invasive prenatal technology and $0.1 million for higher share-based compensation charges.

We expect our sales and marketing headcount and associated expenses to increase during the remainder of 2007 as we strengthen our sales force and as we continue building our commercial development team for our non-invasive prenatal diagnostic technology.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2007 were $3.1 million and $6.3 million, compared to $3.0 million and $5.6 million for the same periods in 2006. These expenses consisted primarily of salaries and related expenses for finance, legal and human resource personnel and their related department expenses.

The increase of $0.1 million for the three months ended June 30, 2007 from the same period in 2006 was primarily due to $0.2 million for increased headcount, travel and recruiting expenses, $0.2 million in increased legal costs related to our patent portfolio and $0.2 million for higher share-based compensation charges, offset by decreases in outside services of $0.1 million, public relations expenditures of $0.2 million and $0.2 million of higher absorption of overhead costs.

The increase of $0.7 million for the six months ended June 30, 2007 from the same period in 2006 was primarily due to $0.4 million for increased headcount, travel and recruiting expenses, $0.3 million in increased legal costs related to our patent portfolio, $0.3 million for higher share-based compensation charges and $0.1 million increased outside services, offset by decreases in public relation expenditures of $0.1 million and $0.3 million of higher absorption of overhead costs.

We expect general and administrative costs to increase for 2007 compared to 2006, as we continue to build our infrastructure in order to support our future growth plans.

Amortization of acquired intangibles and other

In connection with the acquisition of Gemini Genomics, plc in 2001, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. These intangible assets were amortized over three to five years and as of December 31, 2006, were fully amortized.

Other expenses for the three and six months ended June 30, 2007 and comparative periods for 2006 consist of restructuring costs incurred during 2006. These expenses were in connection with our cost reduction plan initiated during the third quarter of 2005 related to our genetic systems business and consisted of headcount reduction charges. We incurred no restructuring charges for the three and six months ended June 30, 2007, compared to $0 and $4,000 for the comparative periods. At December 31, 2006, we no longer had an accrued balance in respect to the restructuring charges and anticipate no further expenses related to this cost reduction plan.

Net interest income

Net interest income was $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2007, compared to $74,000 and $0.1 million, respectively, for the same periods in 2006, as our cash, cash equivalents and short-term investment balances were higher in the current period due to the closing of our private placement funding that raised net proceeds of $30.0 in June 2006 and the closing of our registered direct offering that raised net proceeds of $18.4 million in April 2007.

Deferred income tax benefit

The deferred tax benefit of $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2006 was due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics, plc. There was no comparable benefit in the period ended June 30, 2007.

We maintain a current stock option plan (the 2006 Plan) and continue to have obligations under our former plan (the 1999 Plan), under which we have and may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The benefits provided under all of these plans are subject to the provisions of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) was $0.5 and $0.9 million, respectively, for the three and six months ended June 30, 2007, compared to $0.3 million and $0.5 million, respectively, for the same periods in 2006. For more information about our accounting for share-based compensation expense, see Note 5 to the Financial Statements in Item 1 of this report.

Liquidity and Capital Resources

As of June 30, 2007, cash, cash equivalents and short-term investments totaled $33.6 million, compared to $24.9 million at December 31, 2006. Our cash reserves are held primarily in a variety of interest-bearing instruments, including auction rate securities and money market accounts.

We have a history of recurring losses from operations and have an accumulated deficit of $468.7 million as of June 30, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2007, we had working capital of $35.0 million.

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction, we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.4 million, after deducting placement agents’ fees and estimated expenses.

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the six months ended June 30, 2007 was $8.3 million compared to $5.3 million for the same period in 2006. The use of cash was primarily a result of the net loss of $8.6 million for the three months ended June 30, 2007, adjusted for non-cash depreciation and amortization of $0.9 million, other non-cash items which is comprised primarily of deferred rent of $1.2 million and $1.0 million of share-based compensation expenses, as well changes in our operating assets and liabilities consisting of a decrease in accounts receivable and other current assets of $3.2 million and $0.8 million, respectively, offset by increases in inventories, accounts payable and accrued expenses and other liabilities totaling $1.2 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash of $6.3 million, used $1.5 million in cash during the six months ended June 30, 2007, related to purchases of capital equipment.

Net cash provided by financing activities was $18.4 million for the six months ended June 30, 2007, compared to cash provided of $29.5 million for the same period in 2006. Financing activities during the six months ended June 30, 2007, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.1 million and net aggregate proceeds of approximately $18.4 million associated with closing a registered direct offering of our common stock on April 30, 2007.

The following table summarizes our contractual obligations as of June 30, 2007 (Unaudited):

Contractual obligations (In thousands)	Total	Less than one year	1-3 years	After 3 years
Operating leases	$43,096	$5,346	$12,064	$25,686
Open purchase orders	6,528	6,528	—	—

Total contractual obligations	$49,624	$11,874	$12,064	$25,686

Future operating lease commitments for leases have not been reduced by future minimum sublease rentals to be received through December 2010 aggregating $0.9 million. Open purchase orders are primarily for inventory items and research and development supplies.

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

Based on our current plans, we believe our cash, cash equivalents and short-term investments, including the net proceeds from our registered direct offering in April 2007, will be sufficient to fund our operating expenses and capital requirements through at least 2009. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

At June 30, 2007, we had outstanding stand-by letters of credit with financial institutions totaling $1.2 million related to our building and operating leases. Letters of credit amounting to $0.1 million will not be drawn down unless we default upon our obligations under the respective agreements. At June 30, 2007, the Company was in compliance with the respective agreements. An operating lease letter of credit of $1.1 million will remain in place until the expiration of our Newton, Massachusetts building lease agreement in December 2010.

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

	As of June 30, 2007
	Net foreign monetary assets/(liabilities)
Functional currency of operations	US dollars	GBP
	($ in millions)
Euro	$0.5	$—

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $55,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the six month period ended June 30, 2007. We had no deferred gains or losses during the period covered.

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

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of June 30, 2007. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In June 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In June 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not receive final approval. The plaintiffs have asked that they be given until mid-August to file amended complaints.

On August 3, 2007, we received a demand letter dated July 31, 2007 demanding on behalf of alleged Sequenom, Inc. stockholder Vanessa Simmonds, that our board of directors prosecute a claim against Sequenom, Inc.’s IPO underwriters, in addition to certain unnamed officers, directors and principal stockholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b). The demand letter asserts purchases and sales of Sequenom, Inc. stock within periods of less than six months and failure to report such transactions, and seeks unspecified disgorgement of profits. The Company intends to request further information from Ms. Simmonds in order to evaluate the demand.

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

We may need additional capital to support our growth, which will result in additional dilution to our stockholders. *

Our business may require additional investment that we have not yet secured. As of June 30, 2007, we had available cash, cash equivalents and short-term investments of approximately $33.6 million. On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, resulting in net aggregate proceeds of $18.4 million, after deducting placement agents’ fees and offering expenses. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital requirements through 2009. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our and our distributors’ success in selling our MassARRAY products and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services, including iPLEX Gold, and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•	the extent of our investment in diagnostic technology, including non-invasive prenatal diagnostic technology, development, commercialization, and regulatory approval;

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

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities. If the investors in our June 2006 private placement choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders. The investors in our June 2006 private placement beneficially own approximately 50% of our common stock based on the number of shares of our common stock outstanding on June 30, 2007. Upon the exercise in full of the warrants issued in the private placement (assuming no cashless exercise), these investors would control up to approximately 61% of the voting power of our capital stock based on the number of shares of our common stock outstanding on June 30, 2007. These stockholders, acting together, have substantial control over us. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. These stockholders hold nearly all of the shares needed to approve amendments to our Bylaws and Certificate of Incorporation to remove certain supermajority voting provisions, permit stockholders holding a majority of our outstanding shares to call special meetings of stockholders, and permit stockholder actions by written consent. The approval of such amendments to our Bylaws and Certificate of Incorporation would provide even greater control to the investors in the private placement if they elect to act together.

If the investors in our private placement sell their shares which have been registered under the Securities Act, the market price of our common stock may decline significantly.

The shares of common stock issued to the investors in our June 2006 private placement, as well as any shares issuable upon exercise of the warrants issued to the investors, have been registered under the Securities Act of 1933, as amended, or Securities Act, and such shares are freely transferable without restriction under the Securities Act. If a large number of shares are sold into the public market, the market price of our common stock may decline significantly.

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

We have a history of operating losses, anticipate future losses and may never become profitable. *

We have experienced significant operating losses in each period since our inception. At June 30, 2007, our accumulated deficit was approximately $468.7 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

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

•

material developments in our customer and supplier relationships including our ability to successfully transition in a timely manner during 2007, to a new nanodispenser apparatus for our MassARRAY system with a new vendor and to successfully maintain that relationship;

•	our ability to clinically validate any potential non-invasive prenatal or other diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year, the number, timing, and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems and the number, timing and type of contract research services agreements that we enter into. Changes in the relative mix of our MassARRAY system and consumables sales and service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our revenues and operating results are also difficult to predict because they depend upon the activities of our distributors. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues. *

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX Gold multiplexing application may, over time, result in lower volumes of consumable chip purchases by customers on a per system basis, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 37% and 40% of our total revenues for the three and six months ended June 30, 2007, compared to 43% and 42% of our total revenues for the three and six months ended June 30, 2006. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX Gold application;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers; and

•	the ability to maintain necessary quality standards and specifications for our SpectroCHIP products.

•	our inability to transition to a new supplier for the nanodispenser for our MassARRAY system and/or our ability to maintain such relationships;

We may not be able to generate any revenue from non-invasive prenatal research-use only or diagnostic tests, or any other tests we may develop.

We have committed significant research and development resources to the development of research-use only and diagnostic tests, particularly non-invasive prenatal tests, for use on our MassARRAY system and other platforms. Although we currently anticipate launching our first research use only test, a test for Rhesus D using a real-time PCR platform, in the third quarter of 2007 there is no guarantee that we will successfully launch this or any other tests for any use. We have no experience in licensing, manufacturing, selling, marketing or distributing diagnostic or other tests. If we, or our partners, are not able to successfully market or sell non-invasive prenatal research-use only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop non-invasive prenatal research-use only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•

reliance on third-party CLIA-certified (Clinical Laboratory Improvement Amendments, 1988) laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on third parties to manufacture any non-invasive prenatal research-use only or diagnostic or other tests that we may develop;

•	our non-invasive prenatal Rhesus D test, if successfully launched, will be for research use only and may never be approved for commercial use;

•	the availability of alternative and competing tests or products;

•	compliance with federal, state (including New York state) and foreign regulations for the sale and marketing of research-use only or diagnostic or other tests, including non-invasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness of non-invasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers;

•	the extent and success of our sales and marketing efforts;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostic, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from the diagnostic or other tests; and

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests.

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

The sales cycles for our MassARRAY system products are typically lengthy. Our sales and licensing efforts require the effective demonstration of the benefits, value, and differentiation and validation of our products and services, and significant education and training of multiple personnel and departments within a customer organization. We may be required to negotiate agreements containing terms unique to each prospective customer or licensee which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will sell our products or services. In addition, this lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in such periods.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, PSI, Inc. supplies our chips and Majer Precision Engineering, Inc. supplies the pins for the pintools. We are currently in negotiations with vendors regarding manufacture of a new nanodispenser product that will replace the former product. We cannot be assured that we will successfully complete these negotiations and secure supply of a replacement nanodispenser product, and if we are unable to do so, our business could be harmed.

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

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors, and as a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop non-invasive prenatal tests or other products or methods in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our non-invasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or litigation against others. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.

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

We are subject to risks associated with our foreign operations. *

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 47% and 40% of our sales were made outside of the United States during the six months ended June 30, 2007 and 2006, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

We held our annual meeting of stockholders on June 15, 2007. Out of 38,134,321 shares of common stock entitled to vote at such annual meeting, 32,800,524 (86%) shares were present in person or represented by proxy. At the annual meeting, our stockholders approved the following matters:

(1)	The election of six directors to hold office until the annual meeting of stockholders in 2008. The vote for the nominated directors was as follows:

Ernst-Gunter Afting, Ph.D., M.D., 32,750,717 votes cast for and 49,807 votes were withheld;

Charles R. Cantor, Ph.D., 32,753,797 votes cast for and 46,727 votes were withheld;

Patrick G. Enright, 32,578,479 votes cast for and 222,045 votes were withheld;

Harry F. Hixson, Jr., Ph.D., 32,575,633 votes cast for and 224,891 votes were withheld;

Ronald M. Lindsay, Ph.D., 31,510,157 votes cast for and 1,290,367 votes were withheld; and

Harry Stylli, Ph.D., 32,753,897 votes cast for and 46,627 votes were withheld.

In late June 2007, our board of directors elected Kathleen M. Wiltsey as a director. In July 2007, our board of directors elected Richard A. Lerner, M.D. as a director. In July 2007, Patrick G. Enright resigned from our board of directors.

(2)	The stockholders ratified the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007. 32,737,659 votes were cast for approval, 56,876 votes were cast against, 5,990 votes abstained and there were no broker non-votes.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant

3.2 (1)	Bylaws of Registrant, as amended

4.1 (1)	Specimen common stock certificate

10.51	Letter agreement dated June 25, 2007, by and between the Registrant and Kathleen Wiltsey

10.52	Letter agreement dated July 2, 2007, by and between the Registrant and Richard Alan Lerner, M.D.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

(1)	Incorporated by reference to the Current Report on Form 8-K filed June 6, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: August 13, 2007	By:	/s/ PAUL HAWRAN
Paul Hawran
Chief Financial Officer