Form 10-Q
period 2007-09-30
SEQUENOM INC
filed 2007-11-13
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2007

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

The number of shares of the Registrant’s Common Stock outstanding as of November 2, 2007 was 44,318,102.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,340	$1,932
Short-term investments	24,737	22,996
Restricted cash and investments	1,389	1,402
Accounts receivable, net	8,239	4,834
Inventories, net	2,804	2,567
Other current assets and prepaid expenses	2,037	677

Total current assets	43,546	34,408
Equipment and leasehold improvements, net	5,821	4,528
Intangible assets, net	115	360
Other assets	632	585

Total assets	$50,114	$39,881

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,114	$3,809
Accrued expenses	5,359	5,140
Accrued acquisition and integration costs	235	230
Current portion asset-backed loan	211	—
Deferred revenue	794	1,578

Total current liabilities	11,713	10,757
Deferred revenue, less current portion	328	149
Long-term portion asset-backed loan	462	—
Other long-term liabilities	4,538	2,804
Long-term accrued acquisition and integration costs, less current portion	543	721
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares—5,000,000, no shares issued or outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 40,368,872 and 33,439,634 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	40	33
Additional paid-in capital	505,753	484,898
Accumulated other comprehensive income	943	656
Accumulated deficit	(474,206)	(460,137)

Total stockholders’ equity	32,530	25,450

Total liabilities and stockholders’ equity	$50,114	$39,881

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Consumables	$4,033	$3,175	$11,951	$9,177
Other product related	4,926	2,956	15,321	10,456
Services	885	350	2,599	554
Research and other	—	29	18	422

Total revenues	9,844	6,510	29,889	20,609

Costs and expenses:
Cost of product revenue	3,388	2,744	10,486	8,427
Cost of service revenue	1,085	188	2,567	253
Research and development	2,758	3,009	9,889	7,900
Selling and marketing	4,585	2,672	11,941	7,776
General and administrative	3,858	2,688	10,133	8,328
Amortization of acquired intangibles and other	—	506	—	1,517

Total costs and expenses	15,674	11,807	45,016	34,201

Loss from operations	(5,830)	(5,297)	(15,127)	(13,592)
Interest income, net	402	402	1,142	523
Other (expense) income, net	(63)	22	(79)	128

Loss before income taxes	(5,491)	(4,873)	(14,064)	(12,941)
Income tax (expense) benefit	(2)	232	(6)	695

Net loss	(5,493)	(4,641)	(14,070)	(12,246)

Net loss per common share, basic and diluted	$(0. 14)	$(0.14)	$(0. 38)	$(0. 56)

Weighted average shares outstanding, basic and diluted	40,262	33,423	37,264	21,958

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2007	2006
	(Unaudited)
Operating activities
Net loss	$(14,070)	$(12,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,994	892
Depreciation and amortization	1,406	3,085
Deferred rent	1,734	1,778
Deferred income tax benefit	—	(697)
Other non-cash items	475	558
Changes in operating assets and liabilities:
Accounts receivable, net	(3,411)	(974)
Inventories, net	(191)	882
Other current assets and prepaid expenses	(1,361)	(252)
Accounts payable and accrued expenses	879	(723)
Deferred revenue	(629)	(256)
Other liabilities	385	(145)

Net cash used in operating activities	(12,789)	(8,098)
Investing activities
Purchases of equipment, leasehold improvements and intangibles	(2,760)	(536)
Purchases of short-term investments	(40,500)	(32,156)
Proceeds from sale and maturities of short-term investments	38,759	10,122
Net change in restricted cash	18	1,141

Net cash used in investing activities	(4,483)	(21,429)
Financing activities
Proceeds from exercise of stock options and ESPP purchases	329	26
Borrowings from asset-backed loan	692	—
Repayments on asset-backed loan	(19)	—
Payments on capital lease obligations	—	(193)
Payments of long-term debt	—	(200)
Proceeds from issuance of common stock and warrants, net of issuance costs	18,539	29,865

Net cash provided by financing activities	19,541	29,498

Net increase (decrease) in cash and cash equivalents	2,269	(29)
Effect of exchange rate changes on cash and cash equivalents	139	28
Cash and cash equivalents at beginning of period	1,932	1,885

Cash and cash equivalents at end of period	$4,340	$1,884

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to inventory valuation and warranty liabilities, which affects cost of sales and gross margin; the allowance for doubtful accounts, which affects revenue recognition; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects income tax expense and benefit. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $474.2 million as of September 30, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. In April 2007, we closed a registered direct offering of our common stock and in October 2007 we closed a private placement of our common stock, both further described in Note 5 “Stockholders’ Equity.” As of September 30, 2007, we had available cash, cash equivalents and short-term investments totaling $29.1 million and working capital of $31.8 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Comprehensive loss:
Net loss	$(5,493)	$(4,641)	$(14,070)	$(12,246)
Unrealized gains (losses) on available-for-sale securities	8	—	—	(2)
Foreign currency translation adjustments	223	17	287	90

Comprehensive loss	$(5,262)	$(4,624)	$(13,783)	$(12,158)

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

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses.

In October 2007, we closed a private placement of our common stock for approximately $30.5 million to certain investors. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with anticipated net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

(6) Share-Based Compensation

We maintain several share-based compensation plans for the grant of incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. In accordance with the provisions of SFAS No. 123, Share-Based Payment (SFAS No. 123(R)) the estimated fair value of share-based payments is measured at the grant date and is recognized as stock-based compensation expense over the employee’s requisite service period. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, which provided for certain changes to the method for valuing stock-based compensation.

For the three months ended September 30, 2007 and 2006, we recorded $1,025,000 and $364,000 of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expense ($175,000 and $74,000), selling and marketing expense ($202,000 and $45,000) and general and administrative expense ($648,000 and $245,000) for the three months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007 and 2006, we recorded $1,995,000 and $886,000 of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expense ($315,000 and $193,000), selling and marketing expense ($380,000 and $116,000) and general and administrative expense ($1,300,000 and $577,000) for the nine months ended September 30, 2007 and 2006, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

We account for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended September 30, 2007 and 2006, was $36,000 and $0, respectively, and is included in research and development and sales and marketing expenses, totaling $27,000 and $9,000, respectively, in the statements of operations. For the nine months ended September 30, 2007 and 2006, total stock-based compensation for options granted to non-employees was $79,000 and $0, respectively, and is included in general and administrative, research and development and selling and marketing expenses, totaling $39,000, $29,000 and $11,000, respectively, in the statements of operations.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. As of September 30, 2007, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 7,099,034 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

On January 28, 2007, we granted restricted stock awards to certain executive officers and employees. At September 30, 2007, 58,397 shares with a weighted average grant date fair value of $4.60 per share remained outstanding. The awards fully vest one year from the grant date.

Employee Stock Purchase Plan

In 1999 we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of September 30, 2007, we had reserved 626,123 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP allows for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the closing stock price at the beginning or end of the period.

In October 2006 the Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings will be for a duration of six months and will consist of one purchase interval, but will not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or, withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing February 1, 2007. Those employees not electing to enroll in the new offering period will continue under the then current offering until the 24 month offering period expires. As of September 30, 2007, employees have contributed approximately $88,000 to the current offering period of the 1999 ESPP, since the beginning of the offering period that commenced August 2007. For the three and nine months ended September 30, 2007, we have recognized $4,000 and $8,000, respectively, as share-based compensation expense related to the 1999 ESPP.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of September 30, 2007, this warrant has not been exercised and expires in December 2011.

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

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of September 30, 2007, the warrant remains outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants expire in September 2013. As of September 30, 2007, all of these warrants remain outstanding and exercisable.

Additionally in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share that expires in June 2011. In 2007, the placement agent transferred portions of the warrant to certain of its employees. As of September 30, 2007, the placement agent and its transferees had exercised warrants in both cash and cashless exercises to purchase 129,546 shares of our common stock. As of September 30, 2007, warrants to purchase an aggregate of 706,666 shares remained outstanding and exercisable.

Subsequent to September 30, 2007, the placement agent and its transferees exercised in both cash and cashless exercises warrants to purchase an additional 460,474 shares of our common stock and as of October 31, 2007, warrants to purchase 204,866 shares remain outstanding and exercisable.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	September 30,
	2007	2006
Risk free interest rates	4.7%	4.6% - 5.0%
Volatility	83%	101%
Dividend yield	0%	0%
Expected option term (years)	6.4	6.7

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

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.5% based on historical experience. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each stock option granted to employees during the nine months ended September 30, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model was $3.53 and $1.60, respectively, per share of our common stock subject to the stock option.

A summary of the status of our stock option plans as of September 30, 2007 and of changes in stock options outstanding under the plans during the nine months ended September 30, 2007 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,285,783	$6.45
Granted	1,938,013	4.70
Canceled	(181,584)	4.64
Exercised	(96,894)	2.35

Outstanding at September 30, 2007	4,945,318	$5.91	8.3	$17,117,246

Options vested and exercisable at September 30, 2007	1,593,373	$10.89	6.6	$4,880,597

As of September 30, 2007, there was $6.3 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006, was $225,000 and $0, respectively. At September 30, 2007, there were 2,153,716 shares available for future option grants.

(7) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Raw materials	$1,578	$1,635
Work in process	56	51
Finished goods	1,170	881

Total	$2,804	$2,567

Inventories are shown net of excess and obsolescence reserves of $1.2 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively.

(8) Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum fundings of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings will be secured by the underlying financed equipment.

As of September 30, 2007, we have $0.7 million outstanding on this asset-backed loan line relating to one funding at an interest rate of 10.05% to be repaid in 36 monthly installments.

(9) Acquisition and Integration Costs

As of September 30, 2007, we had approximately $0.8 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity in the nine months ended September 30, 2007 was as follows (in thousands):

	Balance at December 31, 2006	Deductions	Balance at September 30, 2007
	(Audited)	(Unaudited)	(Unaudited)
Costs to close facilities and exit lease commitments	$951	$(173)	$778

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

Changes in our warranty liability during the nine months ended September 30, 2007 were as follows (in thousands):

Balance as of December 31, 2006	$680
Additions charged to cost of revenues	223
Repairs and replacements	(401)

Balance as of September 30, 2007	$502

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not receive final approval. In August 2007, the plaintiffs filed amended complaints in the six focus cases and moved to certify the new, narrower classes alleged therein.

On August 3, 2007, we received a demand letter dated July 31, 2007, demanding on behalf of an alleged stockholder, Vanessa Simmonds, that our board of directors prosecute a claim against our IPO underwriters, in addition to certain unnamed officers, directors and principal stockholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. The demand letter asserts purchases and sales of our common stock within periods of less than six months and failure to report such transactions, and seeks unspecified disgorgement of profits. We requested further information from Ms. Simmonds in order to evaluate the demand and although Ms. Simmonds provided a response, we still do not have adequate information to evaluate the demand.

We do not anticipate that the ultimate outcome of either of the events set forth above will have a material adverse impact on our financial position.

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

At December 31, 2006, we had federal and state tax net operating loss (NOL) carryforwards of approximately $229.2 and $130.0 million, respectively, which will begin to expire in 2008 and 2007 unless previously utilized. We also had federal and state research and development (R&D) credit carryforwards of $7.9 and $7.1 million, respectively. The federal R&D tax credits will begin to expire in 2011 unless previously utilized. Because realization of such tax benefits is uncertain, we have provided a 100% valuation allowance as of September 30, 2007 and December 31, 2006. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percent over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions, which combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not completed an updated study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such a study and because there could be additional changes in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, which then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until the study is updated and any limitation known, no amounts are being presented as an uncertain tax position under FIN No. 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. Tax years 1994 to 2007 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

(13) Change in Accounting Estimate

During review of our revenue recognition policies, we determined that deferring a portion of those sales for potential software maintenance costs on proprietary software was no longer appropriate. As a result, as of July 1, 2007, we no longer recognize an estimate for potential maintenance costs associated with the sale of software included with our sale of MassARRAY systems as a deferral of revenue. The effect of this change in estimate was to recognize previously deferred revenue of $284,000 as an increase to Other Product Related Revenues for the three and nine months ended September 30, 2007, respectively, and a decrease in net loss per share of $0.01 and $0.01 for the three and nine months ended September 30, 2007, respectively.

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

As of September 30, 2007, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis contract research services business. The impact of our product offerings and contract research services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

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

We have a history of recurring losses from operations and have an accumulated deficit of $474.2 million as of September 30, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2007, we had available cash, cash equivalents and short-term investments totaling $29.1 million and working capital of $31.8 million.

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction, we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses.

In October 2007, we closed a private placement of our common stock for approximately $30.5 million to certain investors. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with anticipated net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Revenues

Total revenues for the three months ended September 30, 2007 increased to $9.8 million from $6.5 million in the comparative period in 2006. Total revenues for the nine months ended September 30, 2007 increased to $29.9 million from $20.6 million for the same period in 2006. The increase in revenues for the three and nine months ended September 30, 2007, are from increases in consumables and product related revenues, as well as increased contract services revenues compared to the prior period. Product revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

For the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, consumable revenues increased to $4.0 million and $12.0 million, respectively, from $3.2 million and $9.2 million, primarily due to an increased installed base of MassARRAY Compact systems, and adoption of our iPLEX Gold assay.

Other product related revenue was $4.9 million and $15.3 million, respectively, for the three and nine months ended September 30, 2007, compared to $2.9 million and $10.5 million, respectively, for the same periods in 2006. The increase of $2.0 million for the three months ended September 30, 2007 as compared to the same period in 2006, was primarily due to an increase in MassARRAY system sales to $4.3 million for the three months ended September 30, 2007 from $2.4 million for the same period in 2006. The increase of $4.8 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 was primarily due to an increase in MassARRAY system sales to $13.5 million from $8.8 million for the respective periods. Revenue from other product sales and MassARRAY system maintenance contracts for the three months ended September 30, 2007 and 2006 was $0.6 million and $0.5 million, respectively. Revenue from other product sales and MassARRAY system maintenance contracts for the nine months ended September 30, 2007 and 2006 was $1.8 million and $1.6 million, respectively. The increase in other product sales and MassARRAY system maintenance contract revenues are primarily attributable to higher software sales in connection with increased system placements, as well as increased maintenance contract sales to customers during both the three and nine months ended September 30, 2007, compared to the prior periods.

We recorded contract research service revenues of $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2007, compared to $0.4 million and $0.6 million, respectively, for the comparative periods in 2006. The increase of $0.5 million and $2.0 million in the three and nine months ended September 30, 2007, from the comparative periods is attributable to growth in our contract research service business primarily in the clinical analysis and academic research markets.

Research and other revenues were approximately $0 and $18,000, respectively, for the three and nine months ended September 30, 2007 compared to $29,000 and $0.4 million, respectively, for the three and nine months ended September 30, 2006. Research and other revenues during the nine months ended September 30, 2006, related to the license of certain proprietary genetic content of $0.3 million.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and nine months ended September 30, 2007 were $3.4 million and $10.5 million, respectively, compared to $2.7 million and $8.4 million, respectively, for the same periods in 2006. Gross margins on product sales for the three and nine months ended September 30, 2007 were 62% and 62%, respectively, compared to 56% and 59%, respectively, for the same periods in 2006. Gross margins primarily increased due to higher systems sales with a favorable mix of new systems at higher margins versus trade-ins and strategic system placements at lower margins, as well as increased consumable sales that sell at higher average gross margins compared to systems sales.

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

Cost of contract research service revenues for the three and nine months ended September 30, 2007 were $1.1 million and $2.6 million, respectively, compared to $188,000 and $253,000, respectively, for the same periods in 2006. During the three months ended September 30, 2007, our genetic analysis contract research service business incurred higher expenses, primarily in salaries and related personnel expenses, as operations continue to become fully functional in anticipation of service contract requirements. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken.

For the three and nine months ended September 30, 2007, the Company’s overall gross margin was 55% and 56%, respectively, compared to 55% and 58% in the comparative periods in 2006. The increase in overall gross margin for the three months ended September 30, 2007 is attributable to increased consumables sales that sell at higher average gross margins, slightly offset by lower margins on system hardware sales compared to the prior period. The decrease in overall gross margin for the nine months ended September 30, 2007 is attributable to increased system hardware sales at lower margins compared to the comparative period in 2006, offset by an overall increase in consumables sales that sell at higher average gross margins, as well as lower margins within contract research services as we increase operations to become fully functional .

Research and development expenses

Research and development expenses decreased to $2.8 million for the three months ended September 30, 2007 from $3.0 million for the same period in 2006, and increased to $9.9 million for the nine months ended September 30, 2007 from $7.9 million for the same period in 2006. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The decrease in expenses of $0.2 million for the three months ended September 30, 2007, compared to the same period in 2006 primarily relates to approximately $0.8 million in the absorption of cost of service revenue as our contract research service operations become fully functional during 2007 and by an adjustment of $1.1 million relating to research and development purchase commitments associated with our MassARRAY system offset by increased headcount, travel and recruiting costs of $0.8 million, increased consulting services for various research and development projects associated with our non-invasive prenatal diagnostic technology of $0.3 million, higher share-based compensation charges of $0.1 million and increased operating supplies of $0.5 million.

The increase in research and development expenses of $2.0 million for the nine months ended September 30, 2007, compared to the same period in 2006 primarily relates to increased salaries, travel and personnel costs of $1.7 million, increased consulting services for various research and development projects associated with our non-invasive prenatal technology of $1.2 million, increased expenditures for collaborative agreements of $0.6 million, higher share-based compensation charges of $0.1 million, higher equipment charges of $0.1 million and increased operating supplies of $1.7 million. These increases were offset by approximately $2.3 million in the absorption of cost of service revenue as our contract research service operations become fully functional during 2007 and by an adjustment of $1.1 million relating to research and development purchase commitments associated with our MassARRAY system.

Selling and marketing expenses

Selling and marketing expenses for the three and nine months ended September 30, 2007 were $4.6 million and $11.9 million, respectively, compared to $2.7 million and $7.8 million for the same periods in 2006. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase of $1.9 million in sales and marketing expenses for the three months ended September 30, 2007 compared to the same period in 2006 was primarily comprised of increased costs of $0.1 million for advertising and public relations expenses, $1.5 million for increased headcount, travel and recruiting expenses, $0.1 million of consultant expenses for sales and marketing projects associated with our non-invasive prenatal diagnostic technology, higher share-based compensation charges of $0.2 million and increased headcount-based expense allocation charges of $0.2 million, offset by reduced expenses for legal and miscellaneous selling and marketing expenses of $0.1 million and $0.1 million, respectively.

The increase of $4.1 million in sales and marketing expenses for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily comprised of $2.7 million for increased headcount, travel and recruiting expenses, $0.5 million for advertising and public relations expenses, $0.6 million of consultant expenses for sales and marketing projects associated with our non-invasive prenatal technology and $0.3 million for higher share-based compensation charges and increased headcount-based expense allocation charges of $0.3 million, offset by reduced expenses for legal and miscellaneous selling and marketing expenses of $0.1 million and $0.2 million, respectively.

We expect our sales and marketing headcount and associated expenses to increase during the remainder of 2007 as we strengthen our sales force and as we continue building our commercial development team for our non-invasive prenatal diagnostic technology.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2007 were $3.9 million and $10.1 million, compared to $2.7 million and $8.3 million for the same periods in 2006. These expenses consisted primarily of salaries and related expenses for finance, legal and human resource personnel and their related department expenses.

The increase of $1.2 million for the three months ended September 30, 2007 from the same period in 2006 was primarily due to $0.4 million for increased headcount, travel and recruiting expenses, $0.2 million in increased legal costs related to our patent portfolio, increase in our bad debt expense of $0.1 million and $0.4 million for higher share-based compensation charges.

The increase of $1.8 million for the nine months ended September 30, 2007 from the same period in 2006 was primarily due to $1.0 million for increased headcount, travel and recruiting expenses, $0.4 million in increased intellectual property expenses related to our patent portfolio, $0.7 million for higher share-based compensation charges, $0.3 million for increased consultant labor associated with various administrative projects, offset by decreases in public relation expenditures of $0.2 million and $0.4 million of higher absorption of overhead costs.

We expect general and administrative costs to increase for 2007 compared to 2006, as we continue to build our infrastructure in order to support our future growth plans.

Amortization of acquired intangibles and other

In connection with the acquisition of Gemini Genomics, plc in 2001, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights. These intangible assets were amortized over three to five years and as of December 31, 2006, were fully amortized. Amortization for the three and nine months ended September 30, 2006 was $0.5 million and $1.5 million, respectively.

Other expenses for the three and nine months ended September 30, 2007 and comparative periods for 2006 consist of restructuring costs incurred during 2006. These expenses were in connection with our cost reduction plan initiated during the third quarter of 2005 related to our genetic systems business and consisted of headcount reduction charges. We incurred no restructuring charges for the three and nine months ended September 30, 2007, compared to $2,000 and $6,000 for the comparative periods. At December 31, 2006, we no longer had an accrued balance in respect to the restructuring charges and anticipate no further expenses related to this cost reduction plan.

Interest income, net

Net interest income was $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2007, compared to $0.4 million and $0.5 million, respectively, for the same periods in 2006, as our cash, cash equivalents and short-term investment balances were higher during the nine month period due to the closing of our private placement funding that raised net proceeds of $30.0 million in June 2006 and the closing of our registered direct offering that raised net proceeds of $18.3 million in April 2007.

Income tax (expense) benefit

The deferred tax benefit of $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2006 was due to the tax effects related to amortization on our intangible assets, including clinical data collections and patent rights acquired from Gemini Genomics, plc. There was no comparable benefit in the period ended September 30, 2007.

Share-based compensation

We maintain a current stock option plan (the 2006 Plan) and continue to have obligations under our former plan (the 1999 Plan), under which we have and may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The benefits provided under all of these plans are subject to the provisions of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) was $1.0 and $2.0 million, respectively, for the three and nine months ended September 30, 2007, compared to $0.4 million and $0.9 million, respectively, for the same periods in 2006. For more information about our accounting for share-based compensation expense, see Note 5 to the Financial Statements in Item 1 of this report.

Liquidity and Capital Resources

As of September 30, 2007, cash, cash equivalents and short-term investments totaled $29.1 million, compared to $24.9 million at December 31, 2006. Our cash reserves are held primarily in a variety of interest-bearing instruments, including auction rate securities and money market accounts.

We have a history of recurring losses from operations and have an accumulated deficit of $474.2 million as of September 30, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2007, we had working capital of $31.8 million.

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction, we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.3 million, after deducting placement agents’ fees and estimated expenses.

In October 2007, we closed a private placement of our common stock for approximately $30.5 million to certain investors. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with anticipated net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for the nine months ended September 30, 2007 was $12.8 million compared to $8.1 million for the same period in 2006. The use of cash was primarily a result of the net loss of $14.1 million for the nine months ended September 30, 2007, adjusted for non-cash depreciation and amortization of $1.4 million, other non-cash items which is comprised primarily of deferred rent of $1.7 million and $2.0 million of share-based compensation expenses, as well changes in our operating assets and liabilities primarily consisting of a decrease in accounts receivable of $3.4 million, other current assets of $1.4 million and deferred revenue of $0.6 million. These decreases were offset by increases in accounts payable and accrued expenses and other liabilities totaling $1.3 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash that utilized $1.7 million, consists of purchases for capital equipment that used $2.8 million in cash during the nine months ended September 30, 2007.

Net cash provided by financing activities was $19.5 million for the nine months ended September 30, 2007, compared to cash provided of $29.5 million for the same period in 2006. Financing activities during the nine months ended September 30, 2007, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.3 million, proceeds from our equipment financing line of $0.7 million, net aggregate proceeds of approximately $18.3 million associated with closing a registered direct offering of our common stock on April 30, 2007, and $0.2 million from the exercising of outstanding warrants.

The following table summarizes our contractual obligations as of September 30, 2007 (Unaudited):

Contractual obligations (In thousands)	Total	Less than one year	1-3 years	After 3 years
Operating leases	$42,577	$6,176	$17,679	$18,722
Open purchase orders	6,317	6,317	—	—

Total contractual obligations	$48,894	$12,493	$17,679	$18,722

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

Based on our current plans, we believe our cash, cash equivalents and short-term investments, including the net proceeds from our 2007 financing and private placement will be sufficient to fund our operating expenses and capital requirements through at least 2009. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

At September 30, 2007, we had outstanding stand-by letters of credit with financial institutions totaling $1.2 million related to our building and operating leases. Letters of credit amounting to $0.1 million will not be drawn down unless we default upon our obligations under the respective agreements. At September 30, 2007, the Company was in compliance with the respective agreements. An operating lease letter of credit of $1.1 million will remain in place until the expiration of our Newton, Massachusetts building lease agreement in December 2010.

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

	As of September 30, 2007
	Net foreign monetary assets/(liabilities)
Functional currency of operations	US dollars	GBP
	($ in millions)
Euro	$0.7	$—

A movement of 10% in the US dollar to Euro exchange rate would create an unrealized gain or loss of approximately $70,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the nine month period ended September 30, 2007. We had no deferred gains or losses during the period covered.

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

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of September 30, 2007. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated will not receive final approval. In August 2007, the plaintiffs filed amended complaints in the six focus cases and moved to certify the new, narrower classes alleged therein.

On August 3, 2007, we received a demand letter dated July 31, 2007, demanding on behalf of an alleged stockholder, Vanessa Simmonds, that our board of directors prosecute a claim against our IPO underwriters, in addition to certain unnamed officers, directors and principal stockholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. The demand letter asserts purchases and sales of our common stock within periods of less than six months and failure to report such transactions, and seeks unspecified disgorgement of profits. We requested further information from Ms. Simmonds in order to evaluate the demand and although Ms. Simmonds provided a response, we still do not have adequate information to evaluate the demand.

We do not anticipate that the ultimate outcome of either of the events set forth above will have a material adverse impact on our financial position.

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

We may need additional capital to support our growth, which will result in additional dilution to our stockholders. *

Our business may require additional investment that we have not yet secured. As of September 30, 2007, we had available cash, cash equivalents and short-term investments of approximately $29.1 million. On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, resulting in net aggregate proceeds of $18.3 million, after deducting placement agents’ fees and transaction expenses. In October 2007, we closed a private placement of our common stock for approximately $30.5 million to certain investors. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with anticipated net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

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

We have a history of operating losses, anticipate future losses and may never become profitable. *

We have experienced significant operating losses in each period since our inception. At September 30, 2007, our accumulated deficit was approximately $474.2 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations, our significant lease obligations, and the write-down to the carrying value of acquired goodwill and intangibles. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

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

We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues. *

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. It is possible that our new iPLEX Gold multiplexing application may, over time, result in lower volumes of consumable chip purchases by customers on a per system basis, which in turn could cause revenues to decline. Revenues from MassARRAY consumables totaled approximately 41% and 40% of our total revenues for the three and nine months ended September 30, 2007, compared to 49% and 44% of our total revenues for the three and nine months ended September 30, 2006. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

We may not be able to generate any revenue from non-invasive prenatal research-use only or diagnostic tests, or any other tests we may develop. *

We have committed significant research and development resources to the development of research-use only and diagnostic tests, particularly non-invasive prenatal tests, for use on our MassARRAY system and other platforms. Although our licensed partner anticipates launching the first research use only test, a test for Rhesus D using a real-time PCR platform, by the end of 2007, there is no guarantee that our partner or we will successfully launch this or any other tests for any use. We have no experience in licensing, manufacturing, selling, marketing or distributing diagnostic or other tests. If we, or our partners, are not able to successfully market or sell non-invasive prenatal research-use only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop non-invasive prenatal research-use only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

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

We depend on third-party products and services and limited sources of supply to develop and manufacture our products. *

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

Products that we or our collaborators develop in the molecular medicine, diagnostic, non-invasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval (PMA) or 510(k) clearance from the FDA, prior to marketing. The

510(k) clearance process usually takes from three to twelve months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain, and generally takes from nine months to two years or longer from submission. Also, recent draft guidance from the FDA suggests changes in regulations that would be applicable to CLIA laboratories which, if such regulations become effective, could burden and delay our ability to partner or collaborate with CLIA laboratories with respect to our commercialization plans for research-use-only products. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes, and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

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

Because we exclusively licensed our non-invasive prenatal diagnostic and gender determination testing rights from Isis Innovation Ltd any dispute with Isis may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights. *

In October 2005, we entered into an exclusive license to non-invasive prenatal diagnostic rights with Isis Innovation Ltd, which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for non-invasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop non-invasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve certain milestones, in a timely manner, our ability to develop and commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development efforts for these diagnostic tests.

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

Our ability to compete in the market may decline if we lose some of our intellectual property rights. *

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

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable others to use our technology and reduce our ability to compete with them. *

We require our employees, consultants, advisors, and collaborators to execute confidentiality agreements and in certain cases, assignment or license agreements. We cannot guarantee that these agreements will provide us with adequate intellectual property ownership or protection against improper or unauthorized use or disclosure of confidential information or inventions. In some situations, these agreements may conflict with or be subject to the rights of others with whom our employees, consultants, advisors, or collaborators have prior employment or consulting relationships. In some situations, as is the case with our employees in Germany, these types of agreements or relationships are subject to foreign law, which provides us with less favorable rights or treatment than under U.S. law. Others may gain access to our inventions, trade secrets or independently develop substantially equivalent proprietary materials, products, information, and techniques.

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

We are subject to risks associated with our foreign operations. *

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 44% of our sales were made outside of the United States during the nine months ended September 30, 2007. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

Our stock price has been and may continue to be volatile, and your investment could suffer a decline in value. *

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1 (1)	Restated Certificate of Incorporation of the Registrant

3.2 (1)	Bylaws of Registrant, as amended

4.1 (1)	Specimen common stock certificate

10.54*	Amendment to Exclusive License of Technology Agreement dated November 5, 2007, by and between the Registrant and ISIS Innovation, Limited.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b).

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Current Report on Form 8-K filed September 6, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated:	November 13, 2007	By:	/s/ PAUL HAWRAN
Paul Hawran
Chief Financial Officer