Form 10-K
period 2007-12-31
SEQUENOM INC
filed 2008-03-17
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2007 as reported on the Nasdaq Global Market, was approximately $180.7 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2008, there were 45,403,927 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s annual meeting of stockholders to be held on May 29, 2008.

SEQUENOM, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

i

PART I

Item 1.    BUSINESS

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change. All forward statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update any such statements to reflect events or circumstances after the date hereof.

SEQUENOM®, SpectroCHIP®, iPLEX® and MassARRAY® are registered trademarks and EpiTYPER™, SEQureDx™ and iSEQ™ are trademarks of SEQUENOM, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom was incorporated in 1994 under the laws of the State of Delaware.

Overview

We are a genetics and molecular diagnostic company providing genetic analysis products and services and developing diagnostic tests initially targeted at non-invasive prenatal genetic disorders. Our genetic analysis business provides applications that translate genomic science into solutions for biomedical research, agricultural and molecular medicine applications.

Genetic Analysis

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our genetic services business provides genetic analysis services to customers as a complement and as an alternative to our systems product offerings and assists in developing and expanding our genetic analysis products. Our research and development efforts are committed to producing new and improved components and applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated.

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

Our MassARRAY technology is accepted as a leading high-performance DNA analysis system for the fine mapping genotyping market. Our customers include clinical research laboratories, biotechnology companies, academic institutions and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe, India, Japan and other regions of Asia, in addition to regional distribution partners in France, Israel, South Korea, New Zealand, Singapore, Taiwan, and Turkey.

Genetic analysis highlights in 2007 include:

•

In January 2007, the Genome Institute of Singapore significantly expanded its nucleic acid analysis capabilities for fine mapping by upgrading its genetic analysis facility to include two new MassARRAY systems with application software packages for running our iPLEX Gold genotyping assay and our EpiTYPER assay;

•

In March 2007, results of an independent study published in Nature Genetics revealed that the sensitivity of MassARRAY technology genotyping is consistent with prior genetic-association studies using pooled DNA samples and that MassARRAY technology may exceed the gold standard of Sanger sequencing for mutations profiling in tumor specimens;

•

In May 2007, we reported an agreement to provide quantitative gene expression (QGE) services to the Immune Tolerance Network, a highly-respected international collaboration of researchers who conduct clinical research of new immune-tolerance therapies;

•	In June 2007, we announced an alliance with SensiGen LLC to develop and commercialize an ultra-sensitive human papillomavirus test and other advanced proprietary diagnostics;

•	In September 2007, we launched MassARRAY TYPER 4.0 genotyping software and the Assays-By-Sequenom service;

•

In September 2007, we announced plans to develop third-generation nanopore-based single-molecule sequencing technology licensed from Harvard University with the potential to provide a commercially viable, rapid-sequencing genotyping, methylation and gene expression solution;

•	During 2007 we opened direct offices in India and Japan, and expect further international expansion in 2008.

Products and Applications

Our MassARRAY system provides reliable results for numerous types of DNA analysis applications including SNP genotyping and allelotyping, quantitative gene expression analysis, quantitative methylation marker analysis, SNP discovery, and oligonucleotide quality control. While the MassARRAY system is versatile, it has also became a cost-effective genotyping solution for customer needs with the launch of the iPLEX Gold assay which reduced cost per genotype to about 3 1/2 cent per data point for a typical study. The iPLEX Gold assay is a proprietary assay, which provides for multiplexed DNA sample analysis that in turn provides cost-effectiveness by allowing the user to perform multiple sample genotyping analyses using a similar amount of reagents and chip surface area as used for a single DNA sample analysis. Customers purchase the iPLEX Gold assay capability in the form of a software upgrade to the MassARRAY system and through the purchase of consumable chip and reagent kits.

Biomedical Research Market

Our MassARRAY systems are used in numerous academic, pharmaceutical, and clinical research institutions in the biomedical research market to identify genetic markers with clinical utility. Our products are cost competitive and desirable for the fine mapping genotyping sector of the biomedical research market. Institutions conducting fine mapping genotyping studies use the MassARRAY system to perform candidate gene and candidate region association studies. These studies typically analyze up to several thousand single nucleotide polymorphisms (SNPs) with thousands of samples. Customers conduct candidate region associations to narrow down regions of interest where previous linkage studies have correlated disease phenotypes to specific regions on the chromosome. Candidate gene association studies demonstrate for specific patient samples that underlying genetic defects reside in specific biological pathways. From there, biomarker discovery efforts can potentially lead to clinical validation and use.

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

Agricultural Market

Widespread livestock testing is partly being driven by government mandate. With growing requests for farm-of-origin verification, country-of-origin verification, age-verification, and national ID programs, the market for traceability analysis is expanding. These programs rely upon accurate traceability analysis for their success. The MassARRAY platform is widely recognized as one of the most accurate and cost effective platforms for providing traceability testing in this context. Additionally, there is market demand for genetic testing as it relates to trait selection and feedlot management. There is also growing demand for genetic analysis of crops, including maize, rice, and others for potentially growing agricultural products with enhanced traits, such as nutritional quality, disease resistance, and crop yields.

Our MassARRAY platform is becoming widely accepted by livestock-focused service providers in the United States and Europe for genotyping, due to its suitability for routine testing of a large number of DNA samples with modest numbers of SNPs. Beginning with our first MassARRAY system placement with the U.S. Department of Agriculture in 1999, we have provided genotyping solutions for livestock customers. We serve the livestock market through product sales, panel development and optimization, and providing services, including back-up testing, over-flow, and quality control. Our competitive advantage in the livestock market is based upon the capability of the MassARRAY system to perform high-volume routine testing. While other platform companies have been successful in the whole genome mapping segment of the market, utilizing tens of thousands of SNPs, their platforms are not as optimal for routine tests utilizing tens to hundreds of SNPs.

Molecular Diagnostics

We are developing various molecular diagnostic tests in prenatal genetic disorders, oncology and infectious diseases. We have branded our diagnostic technology, including prenatal diagnostics, under the name SEQureDx. We have in-licensed exclusive rights to use free fetal nucleic acids for diagnostic testing from maternal serum or plasma to ascertain various genetic disorders, including gender determination through an agreement with Isis Innovation Ltd. Our exclusive license rights cover the general diagnostic use of fetal nucleic acids derived from maternal plasma or serum in territories including the United States, Europe, Australia, Canada, Hong Kong and Japan as well as non-exclusive rights in China, to non-invasive prenatal diagnostic intellectual property from The Chinese University of Hong Kong. Our exclusively licensed patent portfolio includes the general use, on any technology platform, of fetal nucleic acids derived from maternal plasma, serum and in some cases blood for non-invasive prenatal genetic diagnostic testing, including genetic, expression and epigenetic-based assays and tests. Diagnostic tests based on our foundational intellectual property, which is disease independent, could be developed, provided certain technical challenges are overcome, for cystic fibrosis, Tay Sachs, hemoglobinopathies (sickle cell anemia and the thalassemias), Rhesus D, gender determination for x-linked disorders, and chromosomal aneuploidies (such as Down Syndrome), and others, on any platform including mass spectrometry and real time polymerase chain reaction (RT-PCR) amplification platforms.

Molecular diagnostics highlights in 2007 and early 2008 included:

•	In January 2007, we entered into a strategic collaboration with Qiagen N.V. to jointly develop a gold-standard preanalytical solution for fetal DNA enrichment for prenatal diagnostics;

•	In February 2007, we further expanded our noninvasive prenatal diagnostic intellectual property portfolio by acquiring additional rights from the Chinese University of Hong Kong;

•	In May 2007, we reported that our noninvasive fetal RhD genotyping assay using our MassARRAY technology demonstrated 100% concordance with routine European noninvasive RT-PCR methods for RhD;

•

In December 2007, we announced our commercial partner’s receipt of New York State approval for its RhD incompatibility test as a laboratory developed test (LDT) using RT PCR methodology, the first noninvasive prenatal test based on our SEQureDx Technology;

•

In January 2008, we announced that San Diego-based Sharp HealthCare was cleared to commence patient enrollment in a screening study to clinically assess our noninvasive SEQureDx Technology for the detection of fetal aneuploidy, including Down syndrome;

•

Also in January 2008, we announced our intention to conduct a multi-center fetal RhD study at centers affiliated with the North American Fetal Therapy Network (NAFTNet) using our MassARRAY System and SEQureDx Technology.

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

We are in the process of developing non-invasive prenatal nucleic acid based tests using fetal DNA or RNA applications for Downs syndrome, Rhesus D, x-linked disorders and gender determination that may provide more fundamental and reliable diagnostic information earlier in pregnancy. In January 2007, as part of our platform independent commercialization strategy, we announced our first commercial partnership with Lenetix Medical Screening Laboratory, Inc. who has now developed a CLIA validated test for Rhesus D blood incompatibility using real time polymerase chain reaction amplification (the “Lenetix Agreement”).

Under the Lenetix Agreement, we each licensed to the other on a non-exclusive and royalty-free basis, rights to certain intellectual property for purposes of conducting the study and research plan contemplated by the collaboration. We also granted to Lenetix a non-exclusive, non-sublicensable and royalty-bearing commercial license during the term of the Lenetix Agreement which permits Lenetix to sell tests developed under the Lenetix Agreement throughout the United States in exchange for royalties payable to us on sales of such tests. We also entered into cross-licensing arrangements with respect to improvements on each party’s respective intellectual property. We also have an option to exclusively license on a royalty-bearing basis any improvement or modification made by Lenetix or by us to Lenetix’s background intellectual property in connection with the study or implementation of the research plan.

Pursuant to the Lenetix Agreement, Lenetix is responsible for conducting the research contemplated by the collaboration and maintaining all research documentation to support any submissions made to the United States Food and Drug Administration (the “FDA”). We have agreed to reimburse certain expenses to be incurred by Lenetix in connection with the collaboration and we remain responsible for preparing and submitting any documents to the FDA pertaining to any tests or products developed under the Lenetix Agreement.

The Lenetix Agreement terminates upon the earliest of (i) three years from the date of the first commercial sale by Lenetix of a test developed under the Lenetix Agreement, (ii) January 24, 2011, (iii) thirty days after written notice by the Registrant if Lenetix does not achieve the first commercial sale of a test developed under the Lenetix Agreement by a specified date or fails to maintain minimum annual test sales, or (iv) written notice by either party for material breach of the Lenetix Agreement by the other party if such breach has not been cured within 60 days of notice of breach to such party.

In December 2007, Lenetix received New York State approval of a non-invasive prenatal laboratory developed test (LDT) performed on a real-time PCR (RT-PCR) platform to detect Rhesus D (RhD) incompatibility, based on our technology licensed and the work performed under the Lenetix Agreement. Commercial sales of the test by Lenetix commenced in January 2008.

In October 2005, and as amended thereafter, we entered into an agreement (“Agreement”) with ISIS Innovation Limited (“ISIS”), a wholly owned subsidiary of the University of Oxford (the “University”), pursuant to which ISIS granted us an exclusive royalty-bearing license in the United States, Canada, France, Germany, Great Britain and other countries in Europe, to develop, use and market products covered by the patent claims licensed under the Agreement (“Licensed Products”), except for the field of Rhesus D blood typing by real time polymerase chain reaction amplification platforms in Europe. The licensed technology, including improvements made by the inventors prior to the Agreement, covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids.

In October 2006 we entered into an amendment to the Agreement pursuant to which, in exchange for an upfront payment by us and entitlement to milestone and royalty payments, ISIS granted us an expanded exclusive license including the field of prenatal gender determination for social or lifestyle purposes and an expanded territory for the field of gender determination for social or lifestyle purposes including Japan and Australia. In November 2007, we entered into a second amendment to the Agreement pursuant to which, in exchange for an upfront payment by us, a right to a milestone fee upon completion of a specified event, and royalty payments on sales, ISIS granted us an expanded licensed territory to include Japan, Australia, and Hong Kong, excluding in the case of Hong Kong the field of gender determination for social or lifestyle purposes.

We also have an exclusive option to negotiate a further license of any improvements made by the inventors. Subject to the license rights granted under the Agreement, intellectual property rights created in connection with improvements made to the licensed technology will belong to the party developing the improvements. We also granted to ISIS a perpetual royalty-free license to the University to use and publish material relating to the licensed technology and any of our improvements solely for non-commercial use. The University’s right to publish is subject to our right to delay publication of information to protect the licensed technology or our improvements.

We have agreed to make up-front payments to ISIS and pay to ISIS royalties on net sales of Licensed Products, including specified minimum royalty amounts, and milestone payments upon commercial events with respect to Licensed Products for particular indications.

The Agreement will remain in force for the life of any patent issued in connection with the patent application covering the licensed technology, subject to earlier termination by either party upon uncured material breach or other specified circumstances. ISIS may terminate the Agreement if we file a petition to wind-up or dissolve or upon 30 days written notice if we were to challenge the validity of the patent rights covering the licensed technology or fail to make the up-front payments as provided in the Agreement. After the third anniversary of the Agreement, we may terminate the Agreement for any reason with six months advance written notice. In the event we fail to achieve certain milestone requirements with respect to particular indications, ISIS may convert the exclusive license into a non-exclusive license with respect to those indications.

Strategic Direction

Our strategy focuses on leveraging our technology, intellectual property, and other assets to expand in primarily the fine mapping segment of the genetic analysis market, and capitalizing on our potential in molecular diagnostics markets. In our core genetic analysis business, we are focusing on prioritizing key product and service initiatives that we believe will drive growth and create value. Our focus in molecular diagnostics is to focus our immediate attention on developing and commercializing various non-invasive prenatal diagnostic tests and to develop tests in other women’s health disorders and disease areas, including oncology. In addition to the internal development of diagnostic tests for non-invasive prenatal diagnostics, we are pursuing partnering opportunities for the development and commercialization, and the adaptation of the MassARRAY system for molecular diagnostics in general.

Sequenom’s strategy includes the following:

•

Focusing on meeting customer needs in the fine mapping segment of the genetic analysis market and adding additional pharmaceutical, biotechnology, agricultural, and molecular diagnostic companies to our research customer base;

•

Creating a sustainable competitive advantage by launching improvements and new applications that significantly reduce cost per data point, for genotyping, quantitative gene expression and methylation pattern analysis and a new application for pathogen typing, under the brand iSEQ;

•	Adapting the MassARRAY platform for use in molecular diagnostics, potentially including development of in-vitro diagnostic solutions;

•	Developing and commercializing, through partnerships and forward integration, non-invasive prenatal diagnostic assays and other proprietary tests and biomarkers.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.

We have implemented a diligent patent strategy, including in-licensing, designed to facilitate our research and development and commercialization of current and future products. Our patent portfolio, including in-licensed patent rights, includes 302 issued patents and 216 pending patent applications, in the United States and other major industrial nations throughout the world.

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

Our prenatal diagnostic patent portfolio includes numerous in-licensed issued patents and in-licensed pending patent applications. The issued patents include United States Patent Nos. 6,250,540, 6,927,028, and 6,664,056, and foreign equivalents for portions of the portfolio that include Canada and Europe. These patents will expire between 2017 and 2022. Most of the in-licensed patent applications are in the early stages of patent prosecution and it is difficult to predict when patents will issue from those applications, if at all. These patents and patent applications cover methods of analyzing fetal alleles in maternal serum or plasma, methods of analyzing the methylation status of fetal nucleic acid to differentiate it from maternal nucleic acid, and various DNA and RNA markers which may be useful in detecting and diagnosing various fetal disorders, such as Down Syndrome or maternal disorders, such as preeclampsia. We in-license United States Patent No. 6,250,540 and its foreign equivalents from Isis Innovation, Ltd. in the United Kingdom. The European counterpart patent to U.S.

Patent No. 6,250,540 is European Patent No. 994963. The 994963 Patent was the subject of an Opposition proceeding in the European Patent Office (the “EPO”), which was brought against Isis Innovation, Ltd. by Ravgen, Inc. The Opposition concluded with the EPO’s decision to affirm the grant of the European 994963 Patent, however, with amended claims consistent with the issued claims of its counterpart United States Patent. Ravgen has appealed the EPO’s decision (Appeal No. T146/07-334) and the appeal is currently pending before the EPO.

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

In the molecular diagnostic business, including the non-invasive prenatal diagnostic market, we plan to develop diagnostic research use tests based on the use of free fetal DNA in maternal serum or plasma. We believe that our exclusive license to the intellectual property surrounding the use of free fetal DNA, combined with the precision and accuracy of our MassARRAY system will provide us with a competitive advantage in this space. Our competition also arises from alternative methods of non-invasive prenatal diagnostics such as: fetal DNA extraction from maternal urine, trophoblast purification from maternal blood, and trophoblast purification from cervical swabs.

Research and Development

We believe that investment in research and development is essential to establishing a long-term competitive position as a provider of genetic analysis tools and as a provider or an enabler of diagnostic tests. Our research and development expenses for the years ended December 31, 2007, 2006, and 2005, were $14.4 million, $11.9 million, $11.9 million, respectively.

During 2007 we conducted most of our research and development activities at our facilities in the United States. Our research and development is augmented by advisory and collaborative relationships with others.

Our research and development efforts are primarily focused on expanding the applications for our MassARRAY technology, research and development of diagnostic assays, and research and development of prenatal diagnostic methods and technologies, including the sample preparation step of enriching fetal nucleic acid for subsequent analysis.

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of diagnostic products, including gender tests that may be developed by us or our corporate partners, collaborators or licensees. Certain diagnostic products developed by us or our collaborators may require regulatory approval by governmental agencies prior to commercialization. Products that we develop in the diagnostic markets, depending on their intended use, will be regulated as medical devices by the U.S. Food and Drug Administration (FDA) and comparable agencies of other countries and require either premarket approval, or PMA, or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to six months from submission, but can take longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from six months to one year or longer from submission. The receipt and timing of regulatory approvals for the marketing of such products may have a significant effect on our future revenues. Human diagnostic products are subject to rigorous testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of diagnostic products.

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

As mentioned above, our strategy focuses on capitalizing on our potential in molecular diagnostics markets by commercializing various non-invasive diagnostic tests. Our approach involves initial commercialization, through partnering with Clinical Laboratory Improvement Amendments (CLIA) certified laboratories, of laboratory developed tests (LDTs), formerly referred to as “homebrew.” Such LDT testing is currently solely under the purview of CMS and State agencies who provide oversight of the safe and effective use of LDT’s. There is no FDA oversight for LDTs to date, although this could change in the future as a result of the Secretary’s Advisory Committee on Genetics, Health and Science (SACGHS) report on the regulation of genetic testing. We have no current plans, however, to utilize ASR’s or In Vitro Diagnostic Multivariate Index Assay (IVDMIA) in our LDT strategy so the effect on us of any such change in FDA policy is currently considered irrelevant to our business.

Our research and development activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and chemicals, as well as certain waste products.

Employees

As of March 3, 2008, we employed 192 persons, of whom 36 hold Ph.D. or M.D. degrees and 50 hold other advanced degrees. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

Executive Officers

Our executive officers, their positions with us, and their ages as of March 3, 2008 are as follows:

Name	Age	Position
Executive Officers
Harry Stylli, Ph.D., M.B.A.	46	President, Chief Executive Officer and Director
Charles R. Cantor, Ph.D.	65	Chief Scientific Officer and Director
Elizabeth Dragon, Ph.D.	59	Senior Vice President, Research and Development
Paul Hawran.	55	Chief Financial Officer
Michael Monko, M.B.A.	48	Senior Vice President, Sales and Marketing
Larry Myres	49	Vice President, Operations
Clarke Neumann, J.D.	44	Vice President and General Counsel
Steven Owings	55	Vice President of Commercial Development, Prenatal Diagnostics
Karsten Schmidt, Ph.D.	46	Vice President, Business Development
Dereck Tatman, Ph.D., M.B.A.	35	Vice President, Business Development

Harry Stylli, Ph.D., M.B.A. Dr. Stylli joined us in June 2005 as President and Chief Executive Officer and a director. From November 2004 to February 2005, Dr. Stylli served as President and Chief Executive Officer of Xencor, Inc., a privately held, next-generation antibody platform company. From May 2002 to July 2003, Dr. Stylli served as President and Chief Executive Officer for CovX Pharmaceuticals, a biopharmaceutical company that he co-founded and which was acquired by Pfizer. From 1995 to 2001, Dr. Stylli served in various capacities, including President, for Aurora Biosciences Corporation, a drug discovery systems company of which Dr. Stylli was a co-founder. Dr. Stylli currently serves as a director of Molecular Insight Pharmaceuticals, Inc., a publicly held biotechnology company, as a director of privately-held Micropharma Ltd., a Canadian neutraceuticals company, and is an advisor to Nanosyn, a privately held medicinal chemistry company. Dr. Stylli received his Ph.D. from London University’s Faculty of Medicine and an M.B.A. from the United Kingdom’s Open University.

Charles R. Cantor, Ph.D. Dr. Cantor joined us as Chief Scientific Officer and Chairman of the Scientific Advisory Board in August 1998. Since 1992 Dr. Cantor has served as a professor in the Department of

Biomedical Engineering and Co-Director of the Center for Advanced Biotechnology at Boston University. Prior to that time, Dr. Cantor held positions at Columbia University and the University of California, Berkeley. He was also Director of the Human Genome Center of the Department of Energy at Lawrence Berkeley Laboratory. Dr. Cantor published the first textbook on genomics, The Science and Technology of the Human Genome Project, and remains active in the Human Genome Project through his membership in a number of the project’s advisory committees and review boards. Dr. Cantor is a member of the National Academy of Sciences. He is also a scientific advisor to 12 biotech and life science companies and one venture capital firm. Dr. Cantor currently serves as a director of ExSAR, Inc., Human BioMolecular Research Institute, and Retrotrope, Inc. Dr. Cantor received his Ph.D. in Chemistry from the University of California, Berkeley.

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

Paul W. Hawran. Mr. Hawran served as a director from August 2006 until February 2007. In February 2007, Mr. Hawran was appointed Chief Financial Officer of Sequenom effective April 1, 2007. Mr. Hawran joined Neurocrine Biosciences, Inc. as Vice President and Chief Financial Officer in 1993 and served as Executive Vice President and Chief Financial Officer since 2001 with responsibilities for strategic planning, finance, investor relations, human resources, information technologies and operations. He previously served as Vice President and Treasurer at SmithKline Beecham Corporation, as well as in various financial positions at Warner Communications, now Time Warner, Inc. Mr. Hawran is also a member of Cytori Therapeutics, Inc.’s board of directors. He received an MS in taxation from Seton Hall University and BS in finance from St. John’s University. He is a member of the American Institute of Certified Public Accountants, the California and Pennsylvania Institutes of Certified Public Accountants and the Financial Executives Institute.

Michael Monko, M.B.A. Mr. Monko joined us as Senior Vice President of Sales and Marketing in August 2006. Mr. Monko has 20 years of life science sales and marketing experience. He served as Vice President of Sales for Upstate/Chemicon from 2005 to July 2006 with global sales and management responsibility for more than 100 sales, service and support employees. Previously, he served 19 years at Invitrogen Corporation with a progressive and accomplished career in sales, beginning as a representative and culminating as Senior Director, Sales Force Effectiveness. Mr. Monko received his B.S in Biochemistry from the University of New Hampshire and his M.B.A. from Babson College.

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

Clarke Neumann, J.D. Mr. Neumann has served as our Vice President & General Counsel and Assistant Secretary since 2001. Mr. Neumann joined us in 1999 as Corporate Counsel. Prior to joining us, Mr. Neumann was an attorney at Lyon & Lyon, LLP, specializing in intellectual property litigation, strategic counseling, business litigation and transactional matters. Before his legal career, Mr. Neumann was employed as a sales representative for Nalco Chemical Company and as an engineer for McDonnnell Douglas Astronautics Corporation. Mr. Neumann holds a J.D. from Loyola Law School, Los Angeles, and a B.S. in Chemical Engineering from Pennsylvania State University.

Steven Owings. Mr. Owings has served as our Vice President of Commercial Development, Prenatal Diagnostics since February 2007. From 2004 to 2006, Mr. Owings served as President, North America, of Primagen Inc., a privately held molecular diagnostics company, where he developed licensing agreements with major diagnostic and laboratory service organizations. From 2003 to 2004, Mr. Owings served as consultant and Director of BD to Epoch Biosciences, which was purchased by Nanogen Inc. in 2004. From 1999 to 2002, Mr. Owings served as Vice President, Sales and Marketing for Visible Genetics Inc., which was purchased by Bayer Diagnostics in 2002, where he lead the North and Latin American sales and marketing teams and was instrumental in the launch of the first fully integrated FDA-cleared genomic device for the assessment of HIV drug resistance. From 1997 to 1998, Mr. Owings was with Digene Corporation, as Vice President of Sales and Marketing, where he helped launch the first FDA-approved HPV assay into the clinical diagnostics market. Prior to that, Mr. Owings spent nearly 20 years in various managerial and sales positions at Roche Diagnostic Systems. From 1992 to 1997, as Director of the PCR Business Unit, U.S., he assisted in transitioning PCR technology from research laboratory use to commercial laboratories, hospitals and healthcare providers nationwide. Mr. Owings holds a Bachelor of Science from Northern Arizona University.

Karsten Schmidt, Ph.D. Dr. Karsten Schmidt joined us in January 1999 as Director, Business Development and was appointed Managing Director of our German subsidiary in the same year and Vice President, European Operations in 2000. Dr. Schmidt moved to the Corporate Headquarters as Vice President of Operations in 2003 with worldwide responsibility for coordination of R&D Activities, Product Development, Mass Spectrometry, Manufacturing, Quality Assurance, and Regulatory Affairs. In December 2005 Dr. Schmidt was appointed Vice President of Business Development. Before joining us, he held a senior management position at Rhône-Poulenc Rorer (now Sanofi-Aventis), Germany where he was responsible for all drug regulatory affairs activities in the asthma and allergy area. Dr. Schmidt is a trained pharmacist. He received his Ph.D. in pharmaceutical biology from the University in Bonn.

Dereck Tatman, Ph.D., M.B.A. Dr. Tatman has served as our Vice President of Business Development since July 2004. Dr. Tatman joined us in 2000 as a Business Development Analyst. Dr. Tatman has over 10 years of experience in biotechnology and start-up business development environments. Prior to joining us, Dr. Tatman was employed at Dow Agrosciences in the biotechnology business development group and consulted to high-tech and biotech start-ups assisting in business plan development and strategic positioning. Dr. Tatman holds a Ph.D. from Arizona State University and a Master’s of Science in Management from Krannert School of Business at Purdue University.

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

Our business may require additional investment that we have not yet secured. As of December 31, 2007, we have available cash, cash equivalents and short-term investments of approximately $50.8 million. In April 2007, we closed a $20.0 million registered direct offering of our common stock resulting in aggregate net proceeds of $18.3 million, after deducting placement agents’ fees and transaction expenses. In October 2007, we closed a private placement of our common stock for approximately $30.5 million. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital requirements through 2009. However, based upon our current plans, our business will require additional investment that we have not yet secured. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our and our distributors’ success in selling our MassARRAY products and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

•

the extent of our investment in diagnostic technology, including prenatal genetic analysis technology, molecular diagnostics and non-invasive prenatal diagnostic technology, development, commercialization, and regulatory approval;

•

our success in and the expenses associated with researching, developing and commercializing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our success alone or in collaboration with our partners in launching and selling any diagnostic products and services;

•

the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic assay and other technology research and development;

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

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities.

We have limited experience.

Many of our technologies, particularly our non-invasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to commercialize new products and create new applications for our products. We are developing research-use-only and diagnostic applications for our MassARRAY platform and we have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective, and we or our partners will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted in the genomic, diagnostic, non-invasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At December 31, 2007, our accumulated deficit was approximately $482.1 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations and our significant lease obligations. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•

our and our distributors’ success in selling, and changes in the demand for, our products and services including our MassARRAY Compact platform and iPLEX Gold multiplexing application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

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

•

our ability to develop new applications and products, such as non-invasive prenatal or other diagnostic assays and other diagnostic technologies, the success of such applications and products, and our ability to improve current products to increase demand for such products;

•

the potential need to acquire licenses to new technology, including genetic markers that may be useful in diagnostic applications, or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•

our research and development progress and how rapidly we are able to achieve technical milestones, including the milestone of sufficient fetal DNA enrichment and/or RNA based solutions with respect to our non-invasive prenatal technologies;

•	the cost, quality and availability of our consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•

material developments in our customer and supplier relationships including our ability to successfully transition to new technologies to successfully maintain our relationships with our customers and suppliers;

•	our ability to clinically validate any potential non-invasive prenatal or other diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year, the number, timing, and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems and the number, timing and type of contract research services agreements that we enter into. Changes in the relative mix of our MassARRAY system and consumables sales and service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our revenues and operating results are also difficult to predict because they depend upon the activities of our distributors. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses. Although we plan to invest substantial capital toward developing non-invasive prenatal and other diagnostic assays during 2008, we do not expect significant revenues from our diagnostic related initiatives during 2008.

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

•

changes in the regulatory environment affecting health care and health care providers, and for example, recent draft FDA guidance which, if effected, may impose additional restrictions on CLIA licensed laboratories performing laboratory diagnostic tests;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate and reduce costs;

•	other factors affecting research and development spending; and

•	uncertainty about our ability to fund operations and supply products and services to customers.

None of these factors are within our control. We have broadened the markets to which we sell our products and applications and continue to develop new applications and products for use in new markets. We are targeting customers in clinical research and clinical marker validation, the emerging field of molecular medicine, genetic service laboratories, and animal testing laboratories and diagnostic testing markets. We have limited or no experience operating in these potential markets and, as a result, may be unable to develop products and applications that allow us to penetrate these markets or successfully generate any revenue from sales in these markets. We will have limited ability to forecast future demand for our existing and any new products and applications in these markets.

We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues.

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 40% of our total revenues for the year ended December 31, 2007, compared to 45% of our total revenues for the year ended December 31, 2006. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX Gold application;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers;

•	the ability to maintain necessary quality standards and specifications for our SpectroCHIP products; and

•	our inability to transition to new suppliers for components for our MassARRAY system and/or our ability to maintain such relationships;

We may not be able to generate any revenue from non-invasive prenatal research-use only or diagnostic tests, or any other tests we may develop.

We have committed significant research and development resources to the development of research-use only and diagnostic tests, particularly non-invasive prenatal tests, for use on our MassARRAY system and other platforms. Although our licensed partner launched the first research use only test, a test for Rhesus D using a real-time PCR platform in early 2008, there is no guarantee that our partner or we will successfully generate significant revenues from this or any other tests for any use. We have no experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell non-invasive prenatal research-use only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop non-invasive prenatal research-use only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•

reliance on third-party CLIA-certified (Clinical Laboratory Improvement Amendments, 1988) laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on third parties to manufacture any non-invasive prenatal research-use only or diagnostic or other tests that we may develop;

•	the availability of alternative and competing tests or products;

•	compliance with federal, state (including New York state) and foreign regulations for the sale and marketing of research-use only or diagnostic or other tests, including non-invasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness of non-invasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers;

•	the extent and success of our sales and marketing efforts;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from diagnostic or other tests; and

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests.

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

A number of potential applications of our MassARRAY technology, including research-use-only and diagnostic applications for non-invasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our products or applications, such as gene expression analysis, epigenetic analysis or iPLEX Gold multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, PSI, Inc. supplies our chips and Majer Precision Engineering, Inc. supplies the pins for the pintools and Paragon Medsystems LLC supplies our nano dispenser liquid handling devices.

Our consumables also include components provided by sole suppliers, New England Biolabs, Epicentre, and USB. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips, problems with laser reliability in our mass spectrometers supplied by Bruker and lengthy delays in obtaining lasers for replacement, problems with matrix crystallization on our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, diagnostic assays including non-invasive prenatal diagnostic products, or other products using our products, services, or discoveries.

Development of diagnostic or other products by us, our licensees, or our collaborators including assays, are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

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

Products that we or our collaborators develop in the molecular medicine, diagnostic, non-invasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval (PMA) or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to six months from submission, but can take longer. The premarket approval process is much more costly, lengthy, uncertain, and generally takes from nine months to one year or longer from submission. Also, recent draft guidance from the FDA suggests changes in regulations that would be applicable to CLIA laboratories which, if such regulations become effective, could burden and delay our ability to partner or collaborate with CLIA laboratories with respect to our commercialization plans for diagnostic products. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes, and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

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

In October 2005, we entered into an exclusive license to non-invasive prenatal diagnostic rights with Isis Innovation Ltd, which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for non-invasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop non-invasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve certain commercial launch milestones, in a timely manner, our ability to exclusively commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these diagnostic tests.

If we do not succeed in obtaining development and marketing rights for products developed in collaboration with others, our revenue and profitability prospects could be substantially harmed.

Our business strategy includes, in part, the development of non-invasive prenatal diagnostic and other products in collaboration with others, or utilizing the technology of others, and we intend to obtain commercialization or royalty rights to those products or technologies. If we are unable to obtain such rights, or are unable to do so on favorable financial terms, our revenue and profitability prospects could be substantially harmed. To date, we have initiated limited activities towards commercializing products developed in collaboration with, or utilizing the technology of, others. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain, or commercialization may be financially unattractive based upon the revenue-sharing terms offered by potential licensors or provided for in the relevant agreement.

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

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, PSI, Inc. supplies our chips and Majer Precision Engineering supplies the pins for our present nanodispenser (pintool) product, and New England Biolabs, Epicentre and USB supply us with reagents used with our consumables. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. We have minimum purchase obligations under our supply agreement with Bruker. As a result, in the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

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

We may not be able to successfully compete in the biotechnology and diagnostic industries.

The biotechnology and diagnostic industries are highly competitive. We expect to compete with a broad range of companies in the United States and other countries that are engaged in the development and production of products, applications, services, and strategies to analyze genetic information and strategies to develop and commercialize diagnostic, non-invasive prenatal diagnostic, and other products for customers in the clinical research and clinical marker validation and molecular medicine fields as well as diagnostic service laboratories, animal testing & food safety labs, and customers in other markets. They include:

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

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors, as is the case with the appeal pending before the EPO with respect to the patent rights that we in-licensed from Isis Innovation, Ltd. for prenatal diagnostics, and as a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop non-invasive prenatal tests or other diagnostic tests or products,technologies or methods in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our non-invasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or litigation against others. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.

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

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 46% and 44% of our sales were made outside of the United States during the years ended December 31, 2007 and 2006, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2007, our short-term investments included $20.9 million of high-grade (AAA/AA rated) auction rate securities (ARS) issued primarily by municipalities and insurance companies, of which $9.4 million have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. As of December 31, 2007, the carrying value of all ARS was reduced by $1.9 million, from $20.9 million to $19.0 million at December 31, 2007, reflecting the change in fair market value. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, a realized loss of approximately $1.1 million was recognized in the fourth quarter of 2007, reflecting the portion of ARS holdings that the Company has concluded have an other-than-temporary decline in value. In addition, we recorded an unrealized loss of approximately $0.8 million in accumulated Other Comprehensive Income as a reduction in shareholders’ equity. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect the Company’s financial condition, cash flow and reported earnings. Subsequent to year end, we have liquidated all but the remaining $9.4 million of auction rate securities discussed above, however, there is no guarantee that we will be able to liquidate our remaining auction rate securities or might have to incur further realized losses. In addition, subsequent to year end, one of our ARS investments was downgraded to a credit rating of Baaa3 and it is possible that our remaining ARS investments may be subject to additional credit rating downgrades, which could affect the value of the securities and any ability we may have to liquidate these securities in the future.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We are headquartered in San Diego, California, with wholly-owned subsidiaries located in Hamburg, Germany, and Cambridge, England, New Delhi, India, Hong Kong, and Tokyo, Japan. We also have offices in Queensland, Australia, Beijing, China and Newton, Massachusetts. Collectively, we lease approximately 121,000 square feet under leases that expire at various dates through September 2015, each of which contains laboratory, office, manufacturing, or storage facilities.

The San Diego site is our company headquarters and houses our selling, general, and administrative offices, research and development facilities and manufacturing operations. The sites in Hamburg and Newton are used to support sales and distribution in Europe and the United States, respectively. The Newton site was acquired through our merger with Gemini Genomics in 2001 and is partially subleased. The site in Cambridge, England is used for sales and support activities performed in Europe. Our facilities are adequate for our current needs and we have been and continue to explore sublease opportunities for surplus space at our San Diego facility.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. Both motions are pending.

On August 3, 2007, we received a demand letter dated July 31, 2007, demanding on behalf of an alleged stockholder, Vanessa Simmonds, that our board of directors prosecute a claim against our IPO underwriters, in addition to certain unnamed officers, directors and principal stockholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. The demand letter asserts purchases and sales of our common stock within periods of less than six months and failure to report such transactions, and seeks unspecified disgorgement of profits. We requested further information from Ms. Simmonds in order to evaluate the demand and although Ms. Simmonds provided a response, we still do not have adequate information to evaluate the demand and there has been no further correspondence or communication with Ms. Simmonds.

We do not anticipate that the ultimate outcome of either of the events set forth above will have a material adverse impact on our financial position.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is traded on the Nasdaq Global Market under the symbol “SQNM”. The following tables set forth the high and low sales prices for the Company’s common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$11.25	$7.80
Third Quarter	7.19	4.33
Second Quarter	4.96	2.99
First Quarter	5.44	3.61
Year Ended December 31, 2006:
Fourth Quarter	$6.24	$2.12
Third Quarter	2.45	1.39
Second Quarter	2.50	1.33
First Quarter	2.64	1.80

There were approximately 142 holders of record of our common stock as of March 3, 2008. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Performance Measurement Comparison*

The following graph compares the cumulative total stockholder return on our common stock between December 31, 2002 and December 31, 2007 with the cumulative total return of (i) the NASDAQ Composite Index (“NASDAQ Index”) and (ii) the NASDAQ Biotechnology Index (the “NASDAQ Biotech Index”), over the same period. This graph assumes the investment of $100.00 on December 31, 2002 in common stock, the NASDAQ Index and the NASDAQ Biotech Index, and assumes the reinvestment of any dividends.

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

	Years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated statements of operations data
Revenues:
Product	$37,365	$27,051	$19,070	$21,026	$28,334
Services	3,524	1,023	—	199	1,596
Research and other	113	422	351	1,224	322

Total revenues	41,002	28,496	19,421	22,449	30,252
Costs and expenses:
Cost of product and service revenue	18,077	11,887	10,370	11,361	17,089
Research and development	14,352	11,939	11,930	18,627	23,254
Selling, general and administrative	31,148	22,425	22,382	23,328	25,483
Restructuring and long-lived asset impairment charge	—	10	593	2,207	—
Amortization of acquired intangibles	—	1,511	2,014	3,075	3,434

Total costs and expenses	63,577	47,772	47,289	58,598	69,260
Loss from operations	(22,575)	(19,276)	(27,868)	(36,149)	(39,008)

Other income (expense):
Interest income	1,781	906	633	773	1,631
Interest expense	(17)	(20)	(325)	(434)	(680)
Realized loss on marketable securities	(1,071)	—	—	—	—
Other (expense) income , net	(101)	191	94	33	139

Loss before income taxes and cumulative effect of accounting change	(21,983)	(18,199)	(27,466)	(35,777)	(37,918)
Deferred income tax benefit	—	622	929	1,152	1,237

Net loss	$(21,983)	$(17,577)	$(26,537)	$(34,625)	$(36,681)

Net loss per share, basic and diluted	$(0.57)	$(0.71)	$(2.00)	$(2.62)	$(2.79)

Shares used in computing net loss per share, basic and diluted	38,865	24,842	13,276	13,219	13,162

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated balance sheet data
Cash, cash equivalents, short-term investments and restricted cash	$52,150	$26,330	$8,678	$37,944	$67,454
Working capital	52,690	23,651	5,403	28,479	56,344
Total assets	76,046	39,881	24,436	58,486	104,936
Total long-term obligations	5,744	3,525	1,363	5,700	6,569
Total stockholders’ equity	54,265	25,450	11,743	38,072	72,015

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a genetics and molecular diagnostic company providing genetic analysis products and services and developing diagnostic tests initially targeted at non-invasive prenatal genetic disorders. Our genetic analysis business provides applications that translate genomic science into solutions for biomedical research, agricultural, molecular medicine applications.

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our genetic services business provides genetic analysis services to customers as a complement and as an alternative to our systems product offerings and acts as a resource for developing and expanding our genetic analysis products. Our research and development efforts are committed to producing new and improved components and applications for our MassARRAY system that will deliver greater system versatility and also reduce the cost per data point generated.

We are developing various molecular diagnostic tests in prenatal genetic disorders, oncology and infectious diseases. We have in-licensed exclusive rights to use free fetal nucleic acids for diagnostic testing from maternal serum or plasma to ascertain various genetic disorders, including gender determination through agreements with Isis Innovation Limited and the Chinese University of Hong Kong which together provide exclusive license rights covering the general diagnostic use of fetal nucleic acids derived from maternal plasma or serum in countries, including the United States, Canada, and with some limitation in other countries in Europe, Australia, Canada and Japan as well as non-exclusive rights in Hong Kong. Our exclusively licensed patent portfolio now includes the general use, on any technology platform, of fetal nucleic acids derived from maternal plasma, serum and in some cases blood for non-invasive prenatal genetic diagnostic testing, including genetic, expression and epigenetic-based assays and tests. Diagnostic tests based on our foundational intellectual property, which is disease independent, could be developed, provided certain technical challenges are overcome, for cystic fibrosis, Tay Sachs, hemoglobinopathies (sickle cell anemia and the thalassemias), Rhesus D, gender determination for x-linked disorders, and chromosomal aneuploidies (such as Down Syndrome), and others, on any platform including mass spectrometry and real time polymerase chain reaction amplification platforms.

We derive revenue primarily from sales of our MassARRAY hardware, software and consumable products. Our standard MassARRAY system combines the following basic components, which contributes to the high level of performance in terms of speed, accuracy and cost efficiency:

•	a mass spectrometer, which uses an established analytical method that we have adapted for DNA analysis;

•	proprietary analytical reaction technology and sample preparation and dispensing hardware to prepare DNA for analysis including a coated silicon chip known as the SpectroChip bioarray; and

•	bioinformatics software that records, calculates, and reports the data generated by the mass spectrometer.

Our MassARRAY technology is accepted as a leading high-performance DNA analysis system for the fine mapping genotyping market. Our customers include clinical research laboratories, biotechnology companies, academic institutions and government agencies. To maximize market penetration and provide customer support for our expanding user base, we have established direct sales and support personnel serving North America, Europe, India, Japan, and other areas of Asia, in addition to regional distribution partners in France, Israel, South Korea, New Zealand, Singapore, Taiwan, and Turkey.

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

As of December 31, 2007, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis contract research services business. The impact of our product offerings and contract research services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors”.

We expect revenues from molecular diagnostics through out-licensing and commercialization of our non-invasive prenatal diagnostics technology, including technology for Rhesus D incompatibility using a real-time polymerase chain reaction platform, to be minimal for the foreseeable future. To the extent that revenues are realized from our molecular diagnostic tests, including non-invasive prenatal diagnostics technology or from our prior disease gene discoveries, if at all, they may fluctuate significantly as revenues will be based upon the occurrence of certain milestones, our reliance upon and the progress made by our collaborative partners, successful product development and commercialization, and product demand, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future diagnostic or other product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of present and future collaborators and licensees who may need to invest significant dollar amounts in research and development efforts, commercialization efforts, clinical trials, and obtaining regulatory approvals over several years. Such revenues, if any, are uncertain and also depend on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We have a history of recurring losses from operations and have an accumulated deficit of $482.1 million as of December 31, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2007, we had available cash and short-term investments totaling $50.8 million and working capital of $52.7 million.

In April 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction, we issued and sold 6,666,666 shares at $3.00 per share, with aggregate net proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses.

In October 2007, we closed a private placement of our common stock for approximately $30.5 million to certain investors. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with aggregate net proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

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

Revenue Recognition

We recognize revenue in accordance with current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” In accordance with SAB No. 104, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. We consider EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and for MassARRAY system sales, the arrangement consideration is allocated among the separate units of accounting based on their relative fair values. The separate units of accounting are typically the system and software itself and maintenance contracts sold at the time of the system sale. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 30 days are recognized upon shipment and transfer of title to the customer or when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer or the duration of the software license. We recognize revenue on maintenance services for ongoing customer support over the maintenance period. Revenues from genetic services are recognized at the completion of key stages in the performance of the service, which is generally delivery of SNP assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

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

Significant estimates are as follows:

•

Accrued acquisition and integration costs. To the extent that exact amounts were not determinable at the time of acquisition, we estimated amounts for direct costs of the acquisition of Gemini Genomics and Axiom Biotechnologies and the related integration costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SFAS No. 141, “Business Combinations”. Amounts accrued relating to acquisition and integration costs totaled $27.4 million and as of December 31, 2007 and 2006 approximately $0.7 million and $1.0 million remained accrued, respectively. The amount accrued at December 31, 2007 represents our remaining lease payments, net of estimated sublease income of $1.0 million from existing subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional expense.

•

Impairment of long-lived assets. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recorded in 2007, 2006 or 2005. Intangible assets totaled $0.1 million, net of accumulated amortization, at December 31, 2007.

•

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We evaluate the collectability of our accounts receivable balance based on a combination of factors. We regularly analyze customer accounts, review the length of time receivables are outstanding and review the historical loss rates if the financial condition of our customers were to deteriorate additional allowances could be required.

•

Reserves for obsolete and slow-moving inventory. We operate in an industry characterized by rapid improvements and changes to technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount to cost. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During 2007, slow-moving inventory reserves of $0.2 million were charged against cost of goods sold and the total reserve was $1.1 million at December 31, 2007.

•

Income taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of December 31, 2007, we have maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold required under SFAS No. 109.

Due to the adoption of SFAS No. 123(R), we recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

•

Stock-based compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of these assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently in the process of determining the impact of the provisions of SFAS No. 159 on our results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF No. 07-3). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF No. 07-3 as of January 1, 2008, and it is not expected to have a material impact on our results of operations or financial position.

SFAS No. 141(R), Business Combinations, was issued in December of 2007. SFAS No. 141(R) established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Years ended December 31, 2007 and 2006

Revenues

Total revenues were $41.0 million and $28.5 million for the years ended December 31, 2007 and 2006, respectively. MassARRAY and other product related revenues are derived from the sale of MassARRAY systems, consumables, sales and licensing of our proprietary software, maintenance contracts, and license fees from end-users.

Consumable sales increased to $16.5 million in 2007 from $12.9 million in 2006. The increase in 2007 compared to 2006 was a result of an increase in our installed base of MassARRAY Compact systems as well as demand for our iPLEX genotyping assay.

MassARRAY and other product related revenue increased to $20.8 million in 2007 from $14.1 million in 2006. The increase of $6.7 million was primarily due to an increase in MassARRAY system hardware and software sales to $18.4 million in 2007 from $11.9 million in 2006. Revenue from other product sales, including MassARRAY system maintenance contracts, license fees and royalties, for the years ended December 31, 2007 and 2006 was $2.5 million and $2.2 million, respectively.

We recorded genetic analysis service revenues of $3.5 million for the year ended December 31, 2007, compared to $1.0 million in service revenues for the year ended December 31, 2006. The increase from 2006 is attributable to growth in our contract research service business primarily in the clinical analysis and academic research markets.

Research and other revenue was $0.1 million in 2007 and $0.4 million 2006. During the year ended December 31, 2006, we recognized $0.3 million of revenue related to the license of certain proprietary genetic content to a third party. The timing of research revenues depends upon our expenditures on grant research and the receipt of the grant funding from the sponsoring agencies. We expect grant revenue to be minimal going forward.

Domestic and non-U.S. revenues were $22.2 million and $18.8 million, respectively, for the year ended December 31, 2007, and $16.0 million and $12.5 million, respectively, for the year ended December 31, 2006.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of Product and Service Revenues and Gross Margins

Cost of product revenues was $14.6 million and $11.4 million and gross margins were 61% and 58% for the years ended December 31, 2007 and 2006, respectively. The increase in gross margin for product revenues in 2007 compared to 2006 is attributable to higher systems sales with a favorable mix of new systems at higher margins versus trade-ins and strategic system placements at lower margins, as well as increased consumable sales that generally have higher average gross margins compared to systems sales.

Cost of service revenues was $3.5 million and $0.5 million and gross margins were 1.2% and 49%, respectively, for the years ended December 31, 2007 and 2006. Our genetic analysis contract research service business incurred higher expenses, primarily in salaries and related personnel expenses, as operations continue to become fully functional in anticipation of service contract requirements. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken.

The Company’s overall gross margin was 56% and 58% for the years ended December 31, 2007 and 2006, respectively. The decrease in overall gross margin in 2007 is attributable to lower margins within contract research services as we increase operations to become fully functional, offset by an overall increase in consumables sales that sell at higher average gross margins.

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

Research and Development Expenses

Research and development costs were $14.4 million and $11.9 million for the years ended December 31, 2007 and 2006, respectively. These expenses consist primarily of salaries and related personnel expenses, improvements to our existing products, validation of products under development, and expenses relating to work performed under research contracts.

The increase in research and development expenses of $2.5 million for 2007 compared to 2006 primarily resulted from increased headcount and travel costs of $2.2 million, consultant and collaboration costs of $1.8 million related to our non-invasive prenatal technology development and MassARRAY product development, operating supplies of $0.9 million, share-based compensation costs of $0.3 million, headcount-based overhead allocation expense of $0.2 million and office expenses of $0.1 million. These increases were offset by $3.0 million in the absorption of cost of service revenue as our contract research service operations became fully functional during 2007.

We expect our research and development expenses to increase in 2008 compared to 2007, as we increase our investment in the development of non-invasive prenatal nucleic acid based tests and as we continue to invest in new products and applications for our MassARRAY platform.

Sales and Marketing Expenses

Sales and marketing costs were $17.0 million and $11.0 million for the years ended December 31, 2007 and 2006, respectively. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in selling and marketing expenses of $6.0 million for 2007 compared to 2006 primarily resulted from increased headcount and travel of $4.0 million, $0.6 million of consultant expenses for sales and marketing projects associated with our non-invasive prenatal diagnostics technology, $0.5 million for advertising and public relations expenses, $0.4 million for higher share-based compensation expense, $0.4 million for higher headcount-based overhead allocation charges and $0.4 million for higher office and operating expenses. These increases were offset by a reduction in start-up costs in 2007 compared to 2006 of $0.3 million related to our China office.

We expect our sales and marketing headcount and associated expenses to increase in 2008 compared to 2007, as we strengthen our sales force and continue building our commercial development team for our non-invasive prenatal diagnostic technology.

General and Administrative Expenses

General and administrative costs were $14.1 million and $11.4 million for the years ended December 31, 2007 and 2006, respectively. These expenses consist primarily of salaries and related expenses for legal, finance, and human resource personnel, and their related department expenses.

The increase in general and administrative expenses of $2.7 million for 2007 compared to 2006 primarily resulted from increased headcount and travel expense of $1.0 million, share-based compensation of $1.2 million, legal expense of $0.5 million related to our patent portfolio, consultant expenses of $0.4 million, insurance costs and other office expenses of $0.2 million. These increases were partially offset by reduced headcount-based overhead allocation of $0.2 million, lower administrative expenses of $0.1 million and higher absorption of overhead costs of $0.5 million.

We expect general and administrative costs to increase in 2008 compared to 2007, as we build our infrastructure in order to support our anticipated growth.

Asset Impairment and Restructuring Charges

During 2005, we introduced a cost reduction plan that included a reduction of existing headcount by approximately 30 across all departments by the end of 2005. We incurred a charge of $0.8 million in 2005 relating to severance and related expenses in connection with this headcount reduction. At December 31, 2005, we had an accrued balance of $0.3 million in respect of the restructuring charges representing the remaining payout of severance costs with the remaining charges incurred during 2006. During 2007, the Company incurred no charges related to this restructuring and does not anticipate to incur any further expenses related to this cost reduction plan.

Amortization of Acquired Intangibles

In connection with the acquisition of Gemini Genomics, plc in 2001, we acquired approximately $18.7 million of intangible assets, including clinical data collections and patent rights that were being amortized over three to five years. No amortization was recorded in 2007 and $1.5 million was recorded as amortization in 2006. As of December 31, 2006, these intangible assets were fully amortized.

Interest Income

Interest income was $1.8 million in 2007 compared to $0.9 million in 2006. The increase in 2007 compared to 2006 was due to higher cash, cash equivalents and short-term investment balances as a result of our registered direct offering of our common stock with net aggregate proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses in April 2007 and the private placement of our common stock with net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and transaction expenses in October 2007.

Realized Loss on Marketable Securities

Realized loss on marketable securities was $1.1 million compared to no realized loss in 2006. The realized loss was due to an other-than-temporary impairment on one of our investments in auction rate securities. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary in our remaining auction rate security investments, we would be required to adjust the carrying value of the investment through additional impairment charges.

Interest Expense

Interest expense was $17,000 and $20,000 for 2007 and 2006, respectively. Our interest expense balance remains lower due to the payoff of credit facilities and capital leases after our private placement funding in June 2006, offset by the utilization of our asset-backed loan commencing in September 2007.

Deferred Income Tax Benefit

The deferred tax benefit of $0.6 million for the year ended December 31, 2006 was primarily due to the amortization on the intangible assets, including clinical data collections and patent rights, acquired from Gemini Genomics. There was no comparable benefit for the year ended December 31, 2007.

Results of Operations

Years ended December 31, 2006 and 2005

Revenues

Total revenues were $28.5 million and $19.4 million for the years ended December 31, 2006 and 2005, respectively. MassARRAY and other product related revenues are derived from the sale of MassARRAY systems, consumables, sales and licensing of our proprietary software, maintenance contracts, and license fees from end-users.

Consumable sales increased to $12.9 million in 2006 from $11.0 million in 2005. The increase in 2006 compared to 2005 was a result of an increase in our installed base of MassARRAY Compact systems as well as demand for our iPLEX genotyping assay.

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

Cost of Product and Service Revenues and Gross Margins

Cost of product revenues were $11.4 million and $10.4 million and gross margins were 58% and 46% for the years ended December 31, 2006 and 2005, respectively. Gross margins primarily increased due to lower charges to obsolescence reserves resulting from improvement in inventory management.

Cost of service revenues were $0.5 million and gross margins were 49%, respectively, for the year ended December 31, 2006. There were no service revenues or cost of service revenues for the year ended December 31, 2005. Gross margins are dependent on the particular service contract terms of the work undertaken in each year.

Research and Development Expenses

Research and development expenses were $11.9 million for both years ended December 31, 2006 and 2005. These expenses consist primarily of salaries and related personnel expenses, improvements to our existing products, validation of products under development, and expenses relating to work performed under research contracts.

Research and development expenses in 2006 compared to 2005 were primarily affected by increased operating supplies of $0.4 million and consultant and collaboration costs of $0.7 million related to our non-invasive prenatal technology development and MassARRAY product development. These increases were offset by reductions in headcount costs of $0.4 million and allocated overhead costs of $0.7 million.

Sales and Marketing Expenses

Sales and marketing expenses were $11.0 million for both years ended December 31, 2006 and 2005. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

Sales and marketing expenses in 2006 compared to 2005 were primarily affected by increased costs of $0.3 million related to the establishment of a representative office in China, legal costs of $0.1 million and share-based payments and other costs of $0.3 million. These increases were offset by reductions in headcount costs of $0.2 million, allocated expenses of $0.2 million and public relations expenses of $0.3 million.

General and Administrative Expenses

General and administrative expenses were $11.4 million for both of the years ended December 31, 2006 and 2005. These expenses consist primarily of salaries and related expenses for legal, finance, and human resource personnel, and their related department expenses.

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

Liquidity and Capital Resources

As of December 31, 2007, cash, cash equivalents, short-term investments and restricted cash totaled $52.1 million, compared to $26.3 million at December 31, 2006. Our cash reserves are held in a variety of interest-bearing instruments, including auction rate securities, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments.

Additional discussion with respect to the risks and uncertainties associated with our auction rate securities is included in the “Risk Factors” in Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report and in notes to the consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $482.1 million as of December 31, 2007. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2007, we had available cash and short-term investments totaling $50.8 million and working capital of $52.7 million. As of December 31, 2006, we had available cash and short-term investments of $24.9 million and working capital of $23.7 million.

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

In October 2007, we closed a private placement of our common stock for approximately $30.5 million to certain investors. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

We consider the material drivers of our cash flow to be sales volumes, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and short-term investments. Cash used in operations for year ended December 31, 2007 was $17.4 million compared to $10.7 million for 2006. The use of cash was primarily a result of the net loss of $22.0 million for year ended December 31, 2007, increased by accounts receivable balances of $6.0 million due to increased revenue and the timing of underlying sales activity, $1.6 million from inventory balances due to greater on-hand systems for anticipated 2008 systems sales, $0.5 million from other current assets, prepaid expenses and other assets, as well as $0.6 million from lower deferred revenue balances and other liabilities of $0.1 million. Cash usages were partially offset by stock-based compensation of $3.1 million, non-cash depreciation and amortization of $1.9 million, deferred rent of $1.6 million, a realized loss on one of our auction rate securities of $1.1 million, $5.0 million from increase accounts payable and accrued expense balances due to increased operations during 2007 and other non-cash items of $0.7 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the foreseeable future.

Investing activities, other than the changes in our short-term investments and restricted cash that utilized $17.4 million, consists of purchases for capital equipment that used $3.5 million in cash during the year ended December 31, 2007, compared to $1.2 million for the same period of 2006.

Net cash provided by financing activities was $49.3 million during the year ended December 31, 2007 compared to $29.5 million provided by financing activities for the same period in 2006. Financing activities during the year ended December 31, 2007, included net receipts of $46.3 million from the issuance of common stock from our April 2007 registered direct offering and October 2007 private placement. Additionally, $1.3 million was received on fundings from our asset-backed loan and $1.8 million from the exercise of warrants, stock options and our employee stock purchase plan, offset by approximately $0.1 million in payments on our asset-backed loan.

The following table summarized our contractual obligations as of December 31, 2007 ($ in thousands):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Open purchase orders	$6,939	$6,939	$—	$—
Long-term debt obligation	1,247	424	823	—
Collaborations	10,629	854	850	8,925
Operating leases	41,338	6,392	12,243	22,703

Total contractual obligations	$60,153	$14,609	$13,916	$31,628

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

Long-term debt obligations includes the associated interest payable on this borrowing.

Other commitments and contingencies that may result in contractual obligations to pay are described in the notes to our consolidated financial statements included elsewhere in this report.

Based on our current plans, we believe our cash, cash equivalents and short-term investments, including the net proceeds from our 2007 registered direct offering and private placement will be sufficient to fund our operating expenses and capital requirements through 2009. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

At December 31, 2007, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of our Newton, Massachusetts building lease agreement in December 2010.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketable Securities

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

We invest primarily in auction rate securities, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. At December 31, 2007, approximately $20.9 million of principal was invested in auction rate securities (ARS). The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages.

Consistent with our investment policy guidelines, all ARS investments purchased by us had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. All of these securities retained at least a rating of AAA/AA as of December 31, 2007.

We account for our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classified them as “available-for-sale.” The carrying value of all ARS was reduced by $1.9 million, from $20.9 million to $19.0 million at December 31, 2007, reflecting the change in fair market value. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, a realized loss of approximately $1.1 million was recognized in the fourth quarter of 2007, reflecting the portion of ARS holdings that the Company has concluded have an other-than-temporary decline in value. In addition, we recorded an unrealized loss of approximately $0.8 million in accumulated Other Comprehensive Income as a reduction in shareholders’ equity, reflecting adjustments to ARS holdings that we assessed have a temporary decline in value. The $1.1 million impairment charge does not have a material impact on our liquidity or financial flexibility.

Due to the lack of availability of observable market quotes on our investment portfolio of marketable securities and ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. In the event we need to access the ARS investments that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The market value of these securities may decline.

We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify the remaining ARS investments to long-term.

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound, or GBP, and the Euro, or EUR. The subsidiaries’ accounts are translated from the relevant functional currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the U.S. dollar.

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

Functional currency of operations	As of December 31, 2007 Net foreign monetary assets/(liabilities)
	U.S. dollars	GBP
	($ in millions)
Euro	$0.2	$ —

A movement of 10% in the U.S. dollar to Australian dollar exchange rate would create an unrealized gain or loss of approximately $39,000. A movement of 10% in the U.S. dollar to Euro exchange rate would create an unrealized gain or loss of approximately $67,000. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the year ended December 31, 2007. We had no deferred gains or losses during the years ended December 31, 2007, 2006 or 2005.

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

None.

Item 9A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as defined in Exchange Act Rules 13a-15(f).

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal controls over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Sequenom, Inc.

We have audited Sequenom, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sequenom Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sequenom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Sequenom, Inc. and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

March 17, 2008

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

Item 10.    DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part 1 of this report and is included herein by reference.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the information in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Incentive Compensation Plans” in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the information in the sections entitled “Certain Transactions” and “Independence of the Board of Directors” in the Proxy Statement.

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

Exhibit Number	Description of Document

3.1(12)	Restated Certificate of Incorporation of the Registrant.

3.2(16)	Restated bylaws of Registrant, as amended.

4.1(12)	Specimen common stock certificate.

10.1(1)	Form of Warrant Agreement between the Registrant and holders of the Series C Preferred Stock warrants.

10.2(12)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.3(1)#	1994 Stock Plan.

10.4(1)#	1994 Stock Plan Form of Non-Qualified Stock Option Grant.

10.5(1)#	1994 Stock Plan Form of Incentive Stock Option Grant.

10.6(1)#	1994 Stock Plan Form of Stock Restriction Agreement.

10.7(1)#	1998 Stock Option/Stock Issuance Plan.

10.8(1)#	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option.

10.9(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.

10.10(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.

10.11(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.

10.12(17)#	1999 Stock Incentive Plan, as amended.

10.13(1)#	1999 Employee Stock Purchase Plan.

10.14(1)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.15(1)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

10.16(12)#	2006 Equity Incentive Plan.

10.17(12)#	2006 Equity Incentive Plan Form of Notice of Grant of Stock Option.

10.18(12)#	2006 Equity Incentive Plan Form of Stock Option Agreement.

Exhibit Number	Description of Document

10.19(13)#	2006 Equity Incentive Plan Form of Exercise Notice.

10.20(2)	Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.

10.21(3)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC, a Delaware limited liability company.

10.22(4)#	Employment Agreement between Registrant and Charles Cantor, Ph.D.

10.23(5)#	Exec-U-Care Plan.

10.24(15)#	Employment Agreement, dated July 19, 2004, by and between the Registrant and Clarke Neumann.

10.25(6)*	Diagnostic Platform Benchmarking Study and Evaluation, dated October 25, 2004, by and between the Registrant and Siemens AG.

10.26(6)#	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

10.27(7)#	Employment Agreement, dated May 31, 2005, by and between the Registrant and Harry Stylli, Ph.D.

10.28(8)	Amendment Number One to Lease, dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.29(8)	Common Stock Warrant, dated September 9, 2005, issued to Kwacker, Ltd.

10.30(8)#	Employment Agreement Amendment, dated September 12, 2005, by and between the Registrant and Dr. Charles R. Cantor.

10.31(9)*	License Agreement, dated October 14, 2005, by and between the Registrant and Isis Innovation Limited.

10.32(10)	Amended and Restated Securities Purchase Agreement, dated March 30, 2006, by and among the registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital GmbH.

10.33(10)	Form of Warrant issued pursuant to the Amended and Restated Securities Purchase Agreement dated March 30, 2006.

10.34(11)#	Letter agreement dated April 6, 2006, by and between the Registrant and John E. Lucas.

10.35(12)	Registration Rights Agreement dated June 6, 2006 by and between the Registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital GmbH.

10.36(13)#	Letter agreement dated August 21, 2006, by and between the Registrant and Paul W. Hawran.

10.37(14)*	Amendment to Exclusive License of Technology Agreement dated October 19, 2006, by and between the Registrant and ISIS Innovation Limited.

10.38(14)*	Supply Agreement dated November 3, 2006, by and between the Registrant and Bruker Daltonics Inc.

10.39(17)#	Form of Restricted Stock Bonus Grant Notice under 2006 Equity Incentive Plan.

10.40(17)#	Form of Restricted Stock Bonus Agreement under 2006 Equity Incentive Plan.

10.41(18)	Letter agreement dated February 14, 2007, by and between the Registrant and Paul Hawran

Exhibit Number	Description of Document

10.42(18)*	Collaboration and License Agreement dated January 24, 2007, between the Registrant and Lenetix Medical Screening Laboratory, Inc.

10.43(19)	Placement Agency Agreement dated April 25, 2007, between the Registrant and Lehman Brothers Inc.

10.44(20)	Letter agreement dated June 25, 2007, by and between the Registrant and Kathleen Wiltsey.

10.45(20)	Letter agreement dated July 2, 2007, by and between the Registrant and Richard Alan Lerner, M.D.

10.46(21)	Form of Purchase Agreement, dated October 25, 2007, by and between the registrant and the various purchasers of shares of the Registrant’s common stock.

10.47(22)*	Amendment to Exclusive License of Technology Agreement dated November 5, 2007, by and between the Registrant and ISIS Innovation, Limited.

10.48#	2008 Executive Officer Bonus Program.

10.49#	Non-Employee Director Compensation Policy.

21.1(15)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan.
*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended, which exhibit is hereby supplemented with an additional Schedule A filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2005.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 14, 2005.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 3, 2006.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 10, 2006.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 25, 2006.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 24, 2007.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 25, 2007.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 26, 2007.
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008

SEQUENOM, INC.

By:	/s/ HARRY STYLLI
Harry Stylli President and Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Harry Stylli and Paul Hawran, and each of them, as his attorneys-in-fact and agents, each with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARRY STYLLI PH.D. Harry Stylli, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ PAUL HAWRAN Paul Hawran	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ CHARLES R. CANTOR, PH.D. Charles R. Cantor, Ph.D.	Chief Scientific Officer and Director	March 17, 2008

/s/ HARRY F. HIXSON, JR., PH.D. Harry F. Hixson, Jr., Ph.D.	Chairman of the Board of Directors	March 17, 2008

/s/ ERNST-GUNTER AFTING, PH.D., M.D. Ernst-Gunter Afting, Ph.D., M.D.	Director	March 17, 2008

/s/ JOHN FAZIO John Fazio	Director	March 17, 2008

/s/ RICHARD LERNER, M.D. Richard Lerner, M.D.	Director	March 17, 2008

/s/ RONALD M. LINDSAY, PH.D. Ronald M. Lindsay, Ph.D.	Director	March 17, 2008

/s/ KATHLEEN WILTSEY Kathleen Wiltsey	Director	March 17, 2008

SEQUENOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sequenom, Inc.

We have audited the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequenom, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Sequenom, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised) “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequenom, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 17, 2008

SEQUENOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,116	$1,932
Marketable securities	37,704	22,996
Restricted cash	1,330	1,402
Accounts receivable, net	10,957	4,834
Inventories, net	4,191	2,567
Other current assets and prepaid expenses	1,094	677

Total current assets	68,392	34,408
Equipment and leasehold improvements, net	5,959	4,528
Intangible assets	79	360
Marketable securities	929	—
Other assets	687	585

Total assets	$76,046	$39,881

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,408	$3,809
Accrued expenses	5,760	5,140
Accrued acquisition and integration costs	237	230
Deferred revenue	873	1,578
Current portion of asset-backed loan	424	—

Total current liabilities	15,702	10,757

Deferred revenue, less current portion	335	149
Other long-term liabilities	4,437	2,804
Long-term portion of asset-backed loan	823	—
Long-term accrued acquisition and integration costs, less current portion	484	721
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares—5,000,000.	—	—
Common stock, par value $0.001; authorized shares—185,000,000; issued and outstanding shares 44,888,656 and 33,439,634 at December 31, 2007 and 2006, respectively	44	33
Additional paid-in capital	536,022	484,898
Accumulated other comprehensive income	319	656
Accumulated deficit	(482,120)	(460,137)

Total stockholders’ equity	54,265	25,450

Total liabilities and stockholders’ equity	$76,046	$39,881

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Years ended December 31,
	2007	2006	2005
Revenues:
Consumables	$16,530	$12,930	$11,007
MassARRAY and other product related	20,835	14,121	8,063
Services	3,524	1,023	—
Research and other	113	422	351

Total revenues	41,002	28,496	19,421

Costs and expenses:
Cost of consumable and product revenue	14,594	11,369	10,370
Cost of service revenue	3,483	518	—
Research and development	14,352	11,939	11,930
Selling and marketing	17,015	10,993	11,016
General and administrative	14,133	11,432	11,366
Restructuring and long-lived asset impairment charge	—	10	593
Amortization of acquired intangibles	—	1,511	2,014

Total costs and expenses	63,577	47,772	47,289

Loss from operations	(22,575)	(19,276)	(27,868)
Interest income	1,781	906	633
Realized loss on marketable securities	(1,071)	—	—
Interest expense	(17)	(20)	(325)
Other (expense) income, net	(101)	191	94

Loss before income tax	(21,983)	(18,199)	(27,466)

Deferred income tax benefit	—	622	929

Net loss	$(21,983)	$(17,577)	$(26,537)

Net loss per share, basic and diluted	$(0.57)	$(0.71)	$(2.00)

Weighted average shares outstanding, basic and diluted	38,865	24,842	13,276

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	13,465,962	$13	$453,926	$(565)	$721	$(416,023)	$38,072
Net loss	—	—	—	—	—	(26,537)	(26,537)
Unrealized gain on available-for-sale securities	—	—	—	—	93	—	93
Translation adjustment	—	—	—	—	(372)	—	(372)

Comprehensive loss	—	—	—	—	—	—	(26,816)
Other than temporary loss on investments	—	—	—	—	25	—	25
Exercise of stock options	17,469	—	16	—	—	—	16
Purchases under Employee Stock Purchase Plan	20,778	—	57	—	—	—	57
Restricted stock cancellations	(94,667)	—	(256)	256	—	—	—
Issuance of stock options and warrants to third parties	—	—	80	—	—	—	80
Amortization of restricted stock	—	—	—	309	—	—	309

Balance at December 31, 2005	13,409,542	$13	$453,823	$—	$467	$(442,560)	$11,743
Net loss	—	—	—	—	—	(17,577)	(17,577)
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	—	(1)
Translation adjustment	—	—	—	—	190	—	190

Comprehensive loss	—	—	—	—	—	—	(17,388)
Share-based compensation	—	—	1,169	—	—	—	1,169
Exercise of stock options	13,434	—	45	—	—	—	45
Purchases under Employee Stock Purchase Plan	16,773	—	26	—	—	—	26
Issuance of common stock and warrants, net of issuance costs	19,999,885	20	29,835	—	—	—	29,855

Balance at December 31, 2006	33,439,634	$33	$484,898	$—	$656	$(460,137)	$25,450
Net loss	—	—	—	—	—	(21,983)	(21,983)
Unrealized loss on available-for-sale securities	—	—	—	—	(804)	—	(804)
Translation adjustment	—	—	—	—	467	—	467

Comprehensive loss	—	—	—	—	—	—	(22,320)
Share-based compensation	—	—	3,058	—	—	—	3,058
Exercise of stock options	165,536	—	446	—	—	—	446
Exercise of warrants	1,197,012	1	1,255	—	—	—	1,256
Purchases under Employee Stock Purchase Plan	36,473	—	102	—	—	—	102
Issuance of common stock and warrants, net of issuance costs	10,050,001	10	46,263	—	—	—	46,273

Balance at December 31, 2007	44,888,656	$44	$536,022	$—	$319	$(482,120)	$54,265

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(21,983)	$(17,577)	$(26,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,058	1,169	12
Amortization of deferred compensation	—	—	311
Depreciation and amortization	1,940	3,569	5,039
Realized loss on marketable securities	1,071	—	—
Loss on disposal of fixed assets	—	65	185
Bad debt expense	142	103	—
Deferred taxes	—	(697)	(929)
Deferred rent	1,631	2,356	—
Other non-cash items	462	650	—
Changes in operating assets and liabilities:
Accounts receivable	(6,044)	(2,505)	612
Inventories	(1,565)	1,710	1,030
Other current assets and prepaid expenses	(396)	83	(280)
Other assets	(107)	8	78
Accounts payable and accrued expenses	4,975	412	455
Deferred revenue	(554)	202	161
Other liabilities	(52)	(283)	657

Net cash used in operating activities	(17,422)	(10,735)	(19,206)

Investing activities
Purchase of equipment, leasehold improvements, and intangible assets	(3,513)	(1,229)	(2,164)
Restricted cash	75	1,243	7,289
Purchases of marketable securities	(70,781)	(32,160)	(1,490)
Sales of marketable securities	49,648	10,646	9,873
Maturities of marketable securities	5,621	2,676	12,003
Purchase of long-term marketable securities	(2,000)	—	—

Net cash (used in) provided by investing activities	(20,950)	(18,824)	25,511

Financing activities
Repayment of long-term debt	(70)	(200)	(7,474)
Proceeds from long-term debt	1,318	—	—
Payments on capital lease obligations	—	(193)	(402)
Proceeds from issuance of common stock and warrants, net of issuance costs	46,273	29,855	—
Proceeds from exercise of warrants, stock options and Employee Stock Purchase Plan purchases	1,803	71	73

Net cash provided by (used in) financing activities	49,324	29,533	(7,803)

Net increase (decrease) in cash and cash equivalents	10,952	(26)	(1,498)
Effect of exchange rate changes on cash and cash equivalents	232	73	(206)
Cash and cash equivalents at beginning of year	1,932	1,885	3,589

Cash and cash equivalents at end of year	$13,116	$1,932	$1,885

Supplemental disclosure of cash flow information:
Interest paid	$12	$20	$325

See accompanying notes.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. Nature of the Business

We are a genetics and molecular diagnostics company committed to providing genetic analysis products and services, as well as diagnostic tests initially targeted at non-invasive genetic disorders. Our genetic analysis business provides applications that translate genomic science into superior solutions for biomedical research, agricultural, and molecular medicine applications and diagnostic applications including non-invasive prenatal diagnostics. Our proprietary MassARRAY system is a high performance DNA analysis platform that quantitatively and precisely measures the amount of genetic target material and variations therein. The system is able to deliver reliable and specific data from complex biological samples and from genetic target material that is available only in trace amounts. We have used our MassARRAY technology and our extensive collections of DNA samples from diseased and healthy individuals to identify disease-related genes that predispose significant portions of the population to major diseases. Based on our discoveries, we have developed diagnostic and therapeutic content for potential partner out-licensing and commercial development opportunities.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and include the accounts of Sequenom, Inc. and our wholly-owned subsidiaries located in Germany, the United Kingdom and India. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accrued Acquisition and Integration Costs

To the extent that exact amounts were not determinable at the time of acquisition, we estimated amounts for direct costs of the acquisition of Gemini Genomics and Axiom Biotechnologies and the related integration costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Amounts accrued relating to acquisition and integration costs totaled $27.4 million and as of December 31, 2007 approximately $0.7 million remained accrued. The amount accrued at December 31, 2007, represents all remaining lease payments, net of estimated income from subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional expense.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Impairment of Long-lived Assets

We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Reserves for Obsolete and Slow-moving Inventory

We operate in an industry characterized by rapid improvements and changes to our technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount to cost. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our consolidated financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During 2007, slow-moving inventory reserves of $0.2 million were charged against cost of goods sold and the total reserve was $1.1 million at December 31, 2007.

Shipping and Handling Costs

Shipping and handling costs are included within cost of product revenue on the statement of operations.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with maturities at date of purchase of three months or less.

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determined the appropriate classification of marketable securities was “available-for-sale” at the time of purchase. As such, at December 31, 2007 and 2006, all of the Company’s investments in marketable securities were reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to earnings and those that are considered temporary are reported as a component of accumulated other comprehensive income (OCI) in stockholders’ equity. The Company uses the specific identification method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities.

Historically we have invested in auction rate securities, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. At December 31, 2007, approximately $20.9 million of principal was invested in auction rate securities (ARS). The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages. Subsequent to year end, we have liquidated all but $9.4 million of auction rate securities.

Consistent with the Company’s investment policy guidelines, the ARS investments held by the Company all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million ARS held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate. All of these securities retained at least a rating of AAA/AA as of December 31, 2007. Subsequent to year end, one of our ARS investments was downgraded to a credit rating of Baaa3.

The estimated market value of all ARS holdings at December 31, 2007 was $19.0 million, which reflects a $1.9 million adjustment to the principal value of $20.9 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, we recognized a realized loss of approximately $1.1 million in the fourth quarter of 2007, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. In addition, we recorded an unrealized loss of approximately $0.8 million in accumulated OCI as a reduction in shareholders’ equity, reflecting adjustments to ARS holdings that the Company has concluded have a temporary decline in value.

Given the failed auctions, its subsequent to year end decline in credit rating to Baaa3, or until there is a successful auction for the ARS that has been identified as having an other-than-temporary decline in value the ARS investment has been reclassified to non-current marketable securities available-for-sale of $0.9 million at December 31, 2007. Currently, we do not have a need to access these funds for operational purposes in 2008.

At December 31, 2007, short-term investments, including restricted investments, consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
	(In thousands)
Short-term—auction rate securities	$18,913	$—	$(824)	$18,089
Cash equivalents	9,037	—	(11)	9,026
Corporate bonds	7,481	—	(4)	7,477
Corporate notes	2,066	27	—	2,092
United States government agencies	1,011	8	—	1,020

Total short-term marketable securities	$38,508	$35	$(839)	$37,704

At December 31, 2007, all of our investments in auction-rate securities have contractual maturity dates past 2025. However, they provide liquidity to us every ninety days or less when interest rates reset through a dutch auction process.

At December 31, 2006, short-term investments consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
	(In thousands)
Auction rate securities	$22,996	$—	$—	$22,996

Total short-term investments	$22,996	$—	$—	$22,996

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Restricted Cash

Restricted cash and investments of $1.3 million as of December 31, 2007 are held in interest bearing cash accounts with restrictions of withdrawal, in support of certain borrowing agreements and stand-by letters of credit. Restricted cash totaled $1.4 million at December 31, 2006.

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

Region	December 31, 2007	Percent of receivable balance	December 31, 2006	Percent of receivable balance
	(In thousands)
Europe	$2,748	25%	$1,264	26%
Asia	2,063	19%	1,230	26%
North America	6,146	56%	2,340	48%

Total	$10,957	100%	$4,834	100%

Our Asia-based major distributors represented $7.9 million and $4.7 million, or 22% and 17% of our total product revenues during the year ended December 31, 2007 and 2006, respectively. No Asia-based distributor had a year end accounts receivable balance greater than 4% of the total balance outstanding at December 31, 2007. During 2007, consumables revenue for one customer in the United States represented 10% of total world-wide consumables revenue.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were as follows:

	December 31,
	2007	2006
	(In thousands)
Raw materials	$3,053	$1,635
Work in process	—	51
Finished goods	1,138	881

Total	$4,191	$2,567

Inventories are shown net of excess and obsolescence reserves of $1.1 million and $1.1 million at December 31, 2007 and 2006, respectively.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Equipment and leasehold improvements and related accumulated depreciation and amortization were as follows (In thousands):

	December 31,
	2007	2006
Laboratory equipment	$14,545	$12,688
Leasehold improvements	4,470	4,280
Office furniture and equipment	6,261	5,150

	25,276	22,118
Less accumulated depreciation and amortization	(19,317)	(17,590)

	$5,959	$4,528

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1.7 million, $1.6 million, and $2.6 million, respectively.

Intangible Assets

Intangible assets consisted of the following (In thousands):

	Weighted Average Life	December 31, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Clinical data collections	5	$13,552	$(13,552)	$13,552	$(13,552)
Purchased patent rights and licenses	5	4,449	(4,370)	4,449	(4,089)

Total		$18,001	$(17,922)	$18,001	$(17,641)

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 was $0.3 million, $2.0 million, and $2.4 million, respectively. Estimated aggregate amortization expense for the next five years is as follows (In millions):

Year ended December 31,
2008	$0.1
Thereafter	—

$0.1

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Changes in our warranty liability during the three years ended December 31, 2007 are as follows (in thousands):

Balance as of December 31, 2004	$305
Additions charged to cost of revenues	512
Repairs and replacements	(412)

Balance as of December 31, 2005	$405
Additions charged to cost of revenues	939
Repairs and replacements	(664)

Balance as of December 31, 2006	$680
Additions charged to cost of revenues	314
Repairs and replacements	(468)

Balance as of December 31, 2007	$526

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Accounts Receivable

Trade accounts receivable are recorded at net invoice values. The Company considers receivables past due based on the contractual payment terms. The Company reviews its exposure to amounts receivable and reserves specific amounts if collectibility is no longer reasonably assured. The Company also reserves a percentage of its trade receivable balance based on collection history. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed.

Revenue Recognition

We recognize revenue in accordance with current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” In accordance with SAB No. 104, revenues are recognized, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We consider EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and for MassARRAY system sales, the arrangement consideration is allocated among the separate units of accounting based on their relative fair values. The separate units of accounting are typically the system and software itself and maintenance contracts sold at the time of the system sale. Revenue is deferred for fees

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 30 days are recognized upon shipment and transfer of title to the customer or when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer. We recognize revenue on maintenance services for ongoing customer support over the maintenance period. Revenues from genetic services are recognized at the completion of key stages in the performance of the service, which is generally delivery of single nucleotide polymorphism (SNP) assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

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

Foreign Currency Translation and Transactions

The financial statements of the our German, United Kingdom and Indian subsidiaries are measured using, respectively, the Euro (“EUR”), Great British pound (“GBP”) and Rupee (“INR”), as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the years ended December 31, 2007, 2006, and 2005.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of December 31, 2007, we have maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold required under SFAS No. 109.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Due to the adoption of SFAS No. 123(R), we recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Stock-based Compensation

Effective January 1, 2006, the benefits provided under our share-based compensation plans are subject to the provisions of SFAS No. 123(R), “Share-Based Payment.” Prior to January 1, 2006, we accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. Therefore, we measured compensation expense for our stock options using the intrinsic value method, which is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS 123. We elected to use the modified prospective method application in adopting SFAS 123(R) and therefore have not restated results for prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

As a result of the adoption of SFAS 123(R), our net loss for the year ended December 31, 2007 includes $3.1 million of compensation expense related to our share-based compensation awards. The compensation expense is recorded as components of research and development expense ($0.5 million), selling and marketing expense ($0.6 million) and general and administrative expense ($2.0 million). Also as a result of the adoption of SFAS 123R, our net loss for the year ended December 31, 2006 includes $1.2 million of compensation expense related to our share-based compensation awards. The compensation expense is recorded as components of research and development expense ($0.3 million), selling and marketing expense ($0.2 million) and general and administrative expense ($0.7 million). SFAS 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation for stock option awards under the plan for the year ended December 31, 2005:

2005
(In thousands, except per share information)
Net loss as reported	$(26,537)
Add: Stock-based compensation expense included in reported net loss	311
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,636)

Pro forma net loss	$(27,862)
Net loss per share, basic and diluted, as reported	$(2.00)
Pro forma net loss per share, basic and diluted	$(2.10)

We account for options granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the year ended December 31, 2007, 2006 and 2005, was $128,000, $0 and $0, respectively, and is included in general and administrative, research and development and selling and marketing expenses, totaling $39,000, $24,000 and $65,000, respectively, in the statement of operations for 2007.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income (loss).

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of stock options, warrants and restricted stock were not included in the computation of diluted net loss per share as their effect was anti-dilutive for all periods presented.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently in the process of determining the impact, if any, of adopting the provisions of SFAS No. 159 on our results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force Issue (EITF) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF No. 07-3). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF No. 07-3 as of January 1, 2008, and it is not expected to have a material impact on our results of operations or financial position.

SFAS No. 141(R), Business Combinations, was issued in December of 2007. SFAS No. 141(R) established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

3. Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires the use of a management approach in identifying segments of an enterprise. All of our activities are now operated within one business segment and accordingly we report the consolidated results of our activities without segmental disclosure.

4. Acquisition and Integration Costs

As of December 31, 2007, we had $0.7 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics in 2001, comprising facility exit costs. We have subleased all of our surplus space within this facility and received sub-lease income, which we set against lease expense, of $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional lease expense.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The activity in the years ended December 31, 2007 and 2006, respectively, was as follows (in millions):

	Balance at December 31, 2006	Increase in accrual	Deductions	Balance at December 31, 2007
Costs to close facilities and exit lease commitments	$1.0	$—	$(0.3)	$0.7

	Balance at December 31, 2005	Increase in accrual	Deductions	Balance at December 31, 2006
Costs to close facilities and exit lease commitments	$1.2	$—	$(0.2)	$1.0

6. Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum fundings of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings will be secured by the underlying financed equipment.

As of December 31, 2007, we have an aggregate $1.2 million outstanding on this asset-backed loan line relating to two fundings with interest rates of 10.05% and 9.73% to be repaid in 36 monthly installments.

7. Commitments and Contingencies

Building Leases

We lease facilities in the United States, Germany, China, United Kingdom, India and Japan. In total, we lease space in six buildings under leases that expire at various dates through September 2015. Total rent expense under these leases was approximately $5.0 million, $5.0 million, and $4.3 million in 2007, 2006, and 2005, respectively.

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

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following is a schedule of future minimum lease payments at December 31, 2007:

Year Ending December 31,	Operating Leases
(In thousands)
2008	6,392
2009	6,273
2010	5,970
2011	5,347
2012	5,166
Thereafter	12,190

$41,338

The above operating leases expire at various dates through 2015. Certain leases contain extension, return, or renewal provisions for two years at existing lease rates and/or purchase options. Future operating lease commitments for leases have not been reduced by future minimum sublease rentals aggregating $1.0 million.

Capital Equipment Leases

During 2000, we entered into a master equipment lease agreement providing for borrowings up to $8.0 million. Under the agreement, the lessor purchased the equipment that we leased subject to quarterly payments for 14 quarters. During 2006, we paid the remaining balance owed under the lease agreement. No further amounts are available for borrowing under this agreement.

Letters of Credit

At December 31, 2007, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of the Newton, Massachusetts building lease agreement in December 2010.

Collaboration, Development, and Licensing Agreements

In October 2005, we acquired exclusive rights in certain countries, including the United States, United Kingdom and other countries in Europe and elsewhere, to non-invasive prenatal diagnostic intellectual property from Isis Innovation Ltd., the technology transfer company of the University of Oxford. The intellectual property covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids derived from plasma or serum on any platform including mass spectrometry and real time polymerase chain reaction amplification platforms. In October 2006 and November 2007 we entered into amendments to the agreement that expanded the licensed applications for the licensed intellectual property and the licensed territory. Under the terms of the agreement and its amendments, we have paid up-front fees totaling $0.8 million and are required to pay up to approximately $0.3 million in aggregate milestone payments upon the achievement of initial sales or tests performed of various products or the issuance of a patent, as well as royalties on product sales.

We have entered into various license agreements since 1996 allowing us to utilize certain patents rights. If these patents are used in connection with a commercial product sale, we will pay royalties based on a percentage of the related product revenues. During the years ended December 31, 2007, 2006, and 2005, the amount of

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

royalties incurred in connection primarily with product sales was $0.1 million, $0.1 million, and $0.2 million, respectively.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. Both motions are pending.

On August 3, 2007, we received a demand letter dated July 31, 2007, demanding on behalf of an alleged stockholder, Vanessa Simmonds, that our board of directors prosecute a claim against our IPO underwriters, in addition to certain unnamed officers, directors and principal stockholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. The demand letter asserts purchases and sales of our common stock within periods of less than six months and failure to report such transactions, and seeks unspecified disgorgement of profits. We requested further information from Ms. Simmonds in order to evaluate the demand and although Ms. Simmonds provided a response, we still do not

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

have adequate information to evaluate the demand and there has been no further correspondence or communication with Ms. Simmonds.

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

8. Related Party Transactions

We had the following transactions with parties related to certain of our Board members:

•

Boston University. Dr. Charles Cantor is our Chief Scientific Officer, a member of our Board and was previously the chair and professor of the department of biomedical engineering and biophysics, and Director of the Center for Advanced Biotechnology at Boston University. We have agreements with Boston University in which Dr. Cantor participates under which we paid $0.4 million, $0.4 million, and $0.3 million, and we recorded product revenue for MassARRAY hardware and consumables, totaling $0.1 million, $0.1 million, and $0.1 million, in the years ended December 31, 2007, 2006 and 2005, respectively.

•

University of California, San Diego. Dr. Cantor is adjunct professor in the department of bioengineering at the University of California, San Diego, or UCSD. We recorded product revenue for MassARRAY hardware and consumables, totaling $2,000, $42,000 and $0.1 million in the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, we had the following receivable and payable balances with the above related parties (In thousands):

Related party	Receivables	Payables
Boston University	$27	$118
UCSD	—	—

Total	$27	$118

At December 31, 2006, we had the following receivable and payable balances with the above related parties (In thousands):

Related party	Receivables	Payables
Boston University	$22	$75
UCSD	4	—

Total	$26	$75

9. Stockholders’ Equity

In June 2006, we closed a private placement financing that provided us with approximately $30.0 million of net proceeds from the sale of 19,999,998 shares of common stock and seven year warrants to purchase up to an additional 11,999,999 shares of common stock, subject to certain adjustment provisions. In conjunction with the

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

On April 30, 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors. Under the terms of the transaction we issued and sold 6,666,666 shares at $3.00 per share, with aggregate net proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses.

In October 2007, we closed a private placement of our common stock for approximately $30.5 million to certain investors. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with anticipated aggregate net proceeds of approximately $28.1 million after deducting placement agents’ fees and transaction expenses.

Stock Compensation Plans

On May 31, 2006, the stockholders approved our 2006 equity incentive plan, or 2006 plan, as the successor to our 1999 stock option plan, or 1999 plan. In connection with the adoption of the 2006 plan, we terminated the automatic annual increase feature under the 1999 plan and resolved to cease to grant additional stock awards under the 1999 plan following the effectiveness of the 2006 plan. The aggregate number of shares of common stock that may be issued under the 2006 plan is 6,986,036, plus the number of shares subject to any stock awards under the 1999 plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 plan.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Risk free interest rates	4.51%	4.95%	4%
Volatility	82%	101%	93%
Dividend yield	0%	0%	0%
Expected option term (years)	6.4	6.7	6.0
Weighted average fair value of stock option grants to employees	$4.09	$1.65	$2.73

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on common stock in the foreseeable future. The computation of the expected option term is based on a weighted-average calculation combining the average life of stock options that have already been exercised or cancelled with the estimated life of all unexercised stock options.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.4% based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment.

A summary of the status of our stock option plans as of December 31, 2007 and of changes in stock options outstanding under the plans during the years ended December 31, 2007, 2006 and 2005 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,711,697	$16.17
Granted	542,334	3.21
Canceled	(407,320)	11.07
Exercised	(17,469)	0.90

Outstanding at December 31, 2005	1,829,242	$13.21
Granted	2,159,660	1.95
Canceled	(689,685)	10.43
Exercised	(13,434)	3.37

Outstanding at December 31, 2006	3,285,783	$6.45
Granted	2,232,976	5.38
Canceled	(270,452)	5.20
Exercised	(168,071)	2.98

Outstanding at December 31, 2007	5,080,236	$6.16	8.2	$27,185,488

Options vested and exercisable at December 31, 2007	1,682,148	$10.33	6.9	$8,446,847

As of December 31, 2007, there was $7.5 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.69 years. Cash received from stock option exercises for the years ended December 31, 2007 and 2006 was $446,000 and $45,000, respectively.

At December 31, 2007, 1,855,800 shares were available for future option grants.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Following, is a further breakdown of the options outstanding as of December 31, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.50 – $1.83	400,892	8.46	$1.74	146,787	$1.75
$1.85 – $1.87	1,126,124	8.43	$1.87	460,313	$1.87
$1.89 – $3.30	782,181	7.84	$2.74	361,732	$2.93
$3.39 – $4.48	518,394	8.46	$4.20	76,861	$3.77
$4.49 – $4.70	517,937	9.2	$4.61	40,670	$4.60
$4.72 – $4.81	119,500	9.39	$4.79	802	$4.72
$4.93	697,669	9.28	$4.93	73,226	$4.93
$4.97 – $11.04	630,931	7.78	$8.42	235,288	$8.12
$11.07 – $84.93	213,234	3.49	$22,25	213,095	$22.25
$105.00	73,374	2.57	$105.00	73,374	$105.00

$1.50 – $105.00	5,080,236	8.19	$6.16	1,682,148	$10.33

Restricted Stock Awards and Deferred Compensation

On January 28, 2007, we granted restricted stock awards to certain executive officers and employees. At December 31, 2007, 57,126 shares with a weighted average grant date fair value of $4.60 per share remained outstanding and 7,247 shares were cancelled during 2007. The awards fully vest one year from the grant date.

On October 18, 2007, we granted 50,000 restricted stock units to an executive officer with a grant date fair value of $11.04. At December 31, 2007, all shares remain outstanding. These shares vest over 4 years, with 13/48th of the shares vesting 13 months after the grant date, then equal monthly installments thereafter.

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan, or 1999 ESPP. As of December 31, 2007, we had reserved 792,790 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP will have a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price.

In October 2006 the Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings will be for a duration of six months and will consist of one purchase interval, but will not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or, withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing February 1, 2007. Those employees not electing to enroll in the new offering period will continue under the then current offering until the 24 month offering period expires. As of December 31, 2007, employees have contributed approximately $219,000 to the current offering period of the 1999 ESPP. We have recognized approximately $11,000 and $0 as share-based compensation expense related to the 1999 ESPP for the years ended December 31, 2007 and 2006, respectively.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of December 31, 2007, this warrant has not been exercised and expires in December 2011.

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

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of December 31, 2007, the warrant remains outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants contain anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, stock dividends, or other issuances of our common stock at purchase prices less than the warrants’ exercise price (other than certain exempt issuances, such as sales of common stock to our employees or conversions of convertible securities and options that were outstanding prior to the issuance of the warrants). These warrants expire in September 2013. During the year ended December 31, 2007, an investor had exercised warrants to purchase 698,500 shares of our common stock. As of December 31, 2007, 11,301,499 of these warrants remain outstanding and exercisable.

Additionally in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends, but not for other issuances of our common stock. This warrant expires in June 2011. During 2007 the placement agent transferred portions of the warrant to certain of its employees. As of December 31, 2007, the placement agent and its transferees had exercised warrants in both cash and cashless exercises to purchase 682,337 shares of our common stock. As of December 31, 2007, warrants to purchase an aggregate of 125,233 shares remained outstanding and exercisable.

10. Income Taxes

On July 13, 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally,

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2007 or December 31, 2006 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s balance sheets at December 31, 2007 and 2006 and has recognized $0 in interest and/or penalties in the statement of operations for the year ended December 31, 2007.

The Company is subject to taxation in the U.S., foreign and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company has not completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of $90.5 million and research and development credits of $15.5 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN No. 48. The Company expects this analysis to be completed within the next 12 months and, as a result, the Company will update its unrecognized tax benefits within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The reconciliation of income tax computed at the Federal statutory tax rate to the benefit for income taxes is as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Tax at statutory rate	$(7,694)	$(6,370)	$(9,558)
State taxes, net of federal benefit	(1,263)	(1,010)	(1,516)
Change in valuation allowance	(108,313)	6,950	8,175
Credits and other	117,270	(192)	1,970

	$—	$(622)	$(929)

The 2006 and 2005 income tax benefit of $0.6 million, and $0.9 million is comprised of foreign deferred taxes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,759	$102,131
Research and development credits	—	12,513
Capitalized research expenses	13,120	10,785
Capital loss carryforward	—	1,003
Other, net	6,136	5,181

Total deferred tax assets	23,015	131,613
Deferred tax liabilities: Intangible assets	—	—
Valuation allowance	(23,015)	(131,613)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2007, we have federal and state tax net operating loss carryforwards of approximately $239.3 million and $119.3 million, respectively. The difference between the federal and state tax loss carryforwards is attributable to the capitalization of research and development expenses for state tax purposes and the limitation on the California loss carryforwards. The federal tax loss carryforwards will begin to expire in 2008, unless previously utilized. Approximately $6.3 million and $27.7 million of the federal and state tax loss carryforwards, respectively, expired in 2007 and the remaining state tax loss carry-forwards will continue to expire in 2008 unless previously utilized.

We incurred a federal and state capital loss on the disposal of two of our foreign subsidiaries in 2002 totaling $2.5 million. The capital loss carryforward expired in 2007.

We also have German net operating loss carryforwards of approximately $12.6 million, which may be carried forward indefinitely. We have discontinued operations in the United Kingdom (U.K.) and therefore, have removed our U.K. net operating loss carryforwards of $35.6 million from our deferred tax schedule.

We also have federal and state research and development tax credit carryforwards of approximately $10.3 million and $8.0 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2011 unless previously utilized.

11. Savings and Pension Plans

We have a 401(k) savings plan covering most United States employees. In the United Kingdom we make contributions to defined contribution pension plans. Under these plans, individual employees may make contributions to the plan, which can be matched by us in an amount determined by the Board of Directors or as determined by local statutes. We made no matching contributions in 2007 and 2006. We made matching contributions totaling approximately $0.2 million in 2005.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

12. Geographic Information

We have wholly-owned subsidiaries located in Germany, the United Kingdom, India and Japan and have customer and vendor relationships worldwide. The following table presents information about us by geographic area. There were no material amounts of transfers between geographic areas. Included in the consolidated balance sheets and consolidated statements of operations are the following domestic and foreign components at December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
	(In thousands)
Current assets:
United States	$59,992	$29,953	$12,803
Europe	6,313	3,225	2,859
Asia	2,087	1,230	172

	$68,392	$34,408	$15,834

Property, equipment and leasehold improvements, net:
United States	$5,559	$4,149	$5,079
Europe	276	374	534
Asia	124	5	8

	$5,959	$4,528	$5,621

Other assets:
United States	$1,695	$945	$2,917
Europe	—	—	64

	$1,695	$945	$2,981

Total assets:
United States	$67,245	$35,047	$20,799
Europe	6,590	3,599	3,457
Asia	2,211	1,235	180

	$76,046	$39,881	$24,436

Revenues:
United States	$22,243	$15,947	$10,205
Europe	10,821	7,829	6,201
Asia	7,938	4,720	3,015

	$41,002	$28,496	$19,421

Net income (loss):
United States	$(12,690)	$(13,035)	$(18,497)
Europe	(2,527)	661	(3,777)
Asia	(6,766)	(5,203)	(4,263)

	$(21,983)	$(17,577)	$(26,537)

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

13. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except share information)
2007
Net sales	$9,892	$10,153	$9,844	$11,113	$41,002
Gross profit	5,466	5,998	5,371	6,090	22,925

Net loss	(3,768)	(4,807)	(5,493)	(7,915)	(21,983)
Net loss per share, basic and fully diluted	$(0.11)	$(0.13)	$(0.14)	$(0.18)	$(0.57)

Shares used in calculated per share amounts, historical, basic and fully diluted	33,447	38,008	40,262	43,618	38,865

2006
Net sales	$6,911	$7,188	$6,510	$7,887	$28,496
Gross profit	4,191	4,160	3,578	4,680	16,609

Net loss	(3,720)	(3,885)	(4,641)	(5,332)	(17,577)
Net loss per share, basic and fully diluted	$(0.27)	$(0.21)	$(0.14)	$(0.16)	$(0.71)

Shares used in calculated per share amounts, historical, basic and fully diluted	13,414	18,851	33,423	33,431	24,842

Schedule II—SEQUENOM, INC.

Valuation and Qualifying Accounts

($ in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$117	$143	$74		$186
Reserve for obsolete or excess inventory	1,082	185	178	(1)	1,089
Year ended December 31, 2006:
Allowance for doubtful accounts	$25	$96	$4		$117
Reserve for obsolete or excess inventory	3,142	(696)	1,364	(1)	1,082
Year ended December 31, 2005:
Allowance for doubtful accounts	$96	$(144)	$(73	)(2)	$25
Reserve for obsolete or excess inventory	3,193	707	758	(1)	3,142

(1)	Write off of obsolete or excess inventory
(2)	Includes $75,000 collection deducted in 2004