Form 10-Q
period 2008-03-31
SEQUENOM INC
filed 2008-05-07
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filers, large accelerated filers and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 14, 2008, was 45,406,663.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,907	$13,116
Marketable securities	9,133	37,704
Restricted cash	1,330	1,330
Accounts receivable, net	11,477	10,957
Inventories, net	5,715	4,191
Other current assets and prepaid expenses	1,251	1,094

Total current assets	54,813	68,392
Equipment and leasehold improvements, net	6,102	5,959
Marketable securities	6,993	929
Other long-term assets	787	766

Total assets	$68,695	$76,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,039	$8,408
Accrued expenses	4,675	5,669
Accrued acquisition and integration costs	237	237
Deferred revenue	1,527	873
Current portion asset-backed loan	507	424
Other current liabilities	309	91

Total current liabilities	14,294	15,702
Deferred revenue, less current portion	394	335
Other long-term liabilities	4,333	4,437
Long-term portion asset-backed loan	928	823
Long-term accrued acquisition and integration costs, less current portion	425	484
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 45,406,215 and 44,888,656 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	45	44
Additional paid-in capital	537,983	536,022
Accumulated other comprehensive income	1,039	319
Accumulated deficit	(490,746)	(482,120)

Total stockholders’ equity	48,321	54,265

Total liabilities and stockholders’ equity	$68,695	$76,046

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended March 31,
	2008	2007
	(Unaudited)
Product revenues:
Consumables	$4,660	$4,199
System related	4,500	4,909
Services	1,357	773
Research and other	57	11

Total revenues	10,574	9,892

Costs and expenses:
Cost of product revenue	3,519	3,692
Cost of service revenue	1,152	734
Research and development	4,885	2,875
Selling and marketing	5,813	3,460
General and administrative	3,370	3,220

Total costs and expenses	18,739	13,981

Loss from operations	(8,165)	(4,089)
Interest income, net	493	340
Loss on marketable securities	(829)	—
Other expense, net	(111)	(19)

Loss before income taxes	(8,612)	(3,768)
Income tax expense	(14)	—

Net loss	$(8,626)	$(3,768)

Net loss per common share, basic and diluted	$(0. 19)	$(0. 11)

Weighted average shares outstanding, basic and diluted	45,330	33,447

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(8,626)	$(3,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,249	428
Depreciation and amortization	551	433
Loss on marketable securities	829	—
Deferred rent	(103)	578
Bad debt expense	128	21
Restricted stock	161	—
Other non-cash items	2	2
Changes in operating assets and liabilities:
Accounts receivable, net	(384)	(2,308)
Inventories, net	(1,435)	493
Other current assets and prepaid expenses	(141)	(353)
Accounts payable and accrued expenses	(2,139)	306
Deferred revenue	674	27
Other liabilities	143	116

Net cash used in operating activities	(9,091)	(4,025)
Investing activities
Purchases of equipment and leasehold improvements	(638)	(591)
Purchases of marketable securities	(14,941)	(6,036)
Sales of marketable securities	24,217	11,475
Maturity of marketable securities	12,683	—
Net change in restricted cash	(50)	—

Net cash provided by investing activities	21,271	4,848
Financing activities
Proceeds from exercise of stock options and ESPP purchases	289	17
Borrowings from asset-backed loan	316	—
Repayments on asset-backed loan	(129)	—

Net cash provided by financing activities	476	17

Net increase in cash and cash equivalents	12,656	840
Effect of exchange rate changes on cash and cash equivalents	135	19
Cash and cash equivalents at beginning of period	13,116	1,932

Cash and cash equivalents at end of period	$25,907	$2,791

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior period amounts in order to conform to the current presentation.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC) on March 17, 2008.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial statements. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements. See Note 3, Marketable Securities and Fair Value Measurements.

SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), was issued in December 2007. SFAS No. 141(R) established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will become effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact that the implementation of SFAS No. 159 may have on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue (EITF) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF No. 07-3). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We adopted EITF No. 07-3 as of January 1, 2008, and its adoption did not have a material impact on our consolidated financial statements.

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $490.7 million as of March 31, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. In April 2007, we closed a registered direct offering of our common stock and in October 2007 we closed a private placement of our common stock, both further described in Note 5 “Stockholders’ Equity.” As of March 31, 2008, we had available cash, cash equivalents and current marketable securities totaling $35.0 million and working capital of $40.5 million. We also have approximately $7.0 million of auction rate security (ARS) investments classified as noncurrent assets at March 31, 2008.

(3) Marketable Securities and Fair Value Measurements

Marketable securities

We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and have determined the appropriate classification of marketable securities was “available-for-sale” at the time of purchase. As such, at March 31, 2008 and December 31, 2007, all of our investments in marketable securities were reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities.

Historically, we have invested in auction rate securities (ARS), commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. At March 31, 2008 and December 31, 2007, $9.4 million and $20.9 million of principal was invested in ARS, respectively. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages.

Consistent with our investment policy guidelines in affect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million ARS held by us at March 31, 2008, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate. During the first quarter of 2008, one of our ARS investments was downgraded to a credit rating of B2.

The estimated market value of all ARS holdings at March 31, 2008, was approximately $7.0 million, which reflects a $2.4 million adjustment to the principal value of $9.4 million. The $2.4 million adjustment consists of a $1.9 million other-than-temporary impairment loss charged to operations and a $0.5 million unrealized loss recorded to accumulated other comprehensive income. Although the ARS continue to pay interest according to their stated terms, based on input assumptions to valuation models and an analysis of other-than-temporary impairment factors, we recognized a loss of approximately $0.8 million in the three months ended March 31, 2008 of which $0.5 million represented the reclassification of previously recorded unrealized losses in other comprehensive income. As of March 31, 2008, the accumulated unrealized losses in other comprehensive income total $0.5 million related to these ARS.

Fair Value Measurements

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. We have determined that our investments in money market accounts, certificates of deposit and U.S. Government securities meet the criteria for definition within the Level 1 hierarchy.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We have determined that our investments in commercial paper meet the criteria for definition within the Level 2 hierarchy.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have determined that our investments in ARS meet the criteria for definition within Level 3 hierarchy.

The fair value of our investments in ARS instruments are estimated utilizing a discounted cash flow analysis valuation model as of March 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

Due to the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes in 2008, which allows sufficient time for the securities to return to full value, we have classified these investments as noncurrent assets on the unaudited Condensed Consolidated Balance Sheet at March 31, 2008 and December 31, 2007 of $7.0 million and $1.0 million, respectively. If we determine that any future valuation adjustment was other than temporary, we would record a charge to operations as appropriate, based on changes in assumptions and input from our valuation models. Any future fluctuation in fair value related to these instruments that we determine to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

(in thousands) Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$21,476	$21,476	$—	$—
Marketable securities, current[1]	15,524	2,040	7,093	6,391
Restricted cash	1,330	1,330	—	—
Marketable securities, non-current[1]	602	—	—	602

Total	$38,932	$24,846	$7,093	$6,993

1	Gains or losses considered to be temporary are recorded to accumulated other comprehensive loss at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2008:

(in thousands)	Auction Rate Securities
Balance at December 31, 2007	$19,018
Transfers to Level 3	—
Total gains or losses:
Included in operations	(829)
Recognized loss previously included in other comprehensive income	469
Included in other comprehensive loss	(167)
Purchases and settlements, net	(11,498)

Balance at March 31, 2008	$6,993

Gains or losses included in operations (or changes in net assets) for the period (above) relating to assets still held at March 31, 2008
Total losses for the period included in operations	$(829)

Total change in unrealized losses included in other comprehensive loss	$302

(4) Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130), requires reporting and displaying comprehensive income (loss) and its components, which, for us, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2008	2007
	(Unaudited)
Net loss	$(8,626)	$(3,768)
Unrealized gain on available-for-sale marketable securities	282	—
Foreign currency translation adjustments	439	38

Comprehensive loss	$(7,905)	$(3,730)

(5) Net Loss Per Share

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

(6) Stockholders’ Equity

During 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, as well as a $30.5 million private placement of our common stock. Under the terms of the registered direct offering we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses. Under the terms of the private placement of our common stock we issued and sold 3,383,335 shares at $9.00 per share, with net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

(7) Share-Based Compensation

We maintain several share-based compensation plans for the grant of incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. In accordance with the provisions of SFAS No. 123, “Share-Based Payment” (SFAS No. 123(R)) the estimated fair value of share-based payments is measured at the grant date and is recognized as stock-based compensation expense over the employee’s requisite service period. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, which provided for certain changes to the method for valuing stock-based compensation.

For the three months ended March 31, 2008 and 2007, we recorded $1.2 million and $0.4 million of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expenses ($0.3 million and $0.1 million), selling and marketing expenses ($0.3 million and $0.1 million) and general and administrative expenses ($0.6 million and $0.2 million) for the three months ended March 31, 2008 and 2007, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

We account for options granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2008 and 2007, was $28,000 and $39,000, respectively, and is included in research and development expenses ($7,000 and $0), in sales and marketing expenses ($21,000 and $0), and in general and administrative expenses ($0 and $39,000) in the statements of operations for the three months ended March 31, 2008 and 2007, respectively.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. As of March 31, 2008, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 5,696,584 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

On January 18, 2007, we granted restricted stock awards to certain executive officers and employees. At December 31, 2007, 57,126 shares with a weighted average grant date fair value of $4.60 per share remained outstanding and 7,247 shares were cancelled prior to vesting. The awards fully vested on January 18, 2008.

On October 18, 2007, we granted 50,000 restricted stock units to an executive officer with a grant date fair value of $11.04. At December 31, 2007, all units remain outstanding. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, then equal monthly installments thereafter.

On January 29, 2008, we granted restricted stock awards of 18,628 and restricted stock units of 20,974 to certain executive officers and employees. These grants have a weighted average grant date fair value of $8.16 per share and remain outstanding as of March 31, 2008. These awards vest on January 29, 2009.

Employee Stock Purchase Plan

In 1999 we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of March 31, 2008, we had reserved 899,539 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP allows for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the closing stock price at the beginning or end of the period.

In October 2006 the Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings will be for a duration of six months and will consist of one purchase interval, but will not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or, withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing February 1, 2007. Those employees not electing to enroll in the new offering period will continue under the then current offering until the 24 month offering period expires. As of March 31, 2008, employees have contributed approximately $0.1 million to the current offering period of the 1999 ESPP, since the beginning of the offering period that commenced February 1, 2008. For the three months ended March 31, 2008 and 2007, we have recognized $2,000 and $0, respectively, as share-based compensation expense related to the 1999 ESPP.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of March 31, 2008, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of March 31, 2008, the warrant remains outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants contain anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, stock dividends, or other issuances of our common stock at purchase prices less than the warrants’ exercise price (other than certain exempt issuances, such as sales of common stock to our employees or conversions of convertible securities and options that were outstanding prior to the issuance of the warrants). These warrants expire in September 2013. During the quarter ended March 31, 2008, an investor exercised warrants in the amount of 509,550 shares utilizing cashless exercises to purchase 389,988 shares of our common stock. As of March 31, 2008, warrants to purchase 10,791,949 remain outstanding and exercisable.

Additionally in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share and expires in June 2011. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends, but not for other issuances of our common stock. As of March 31, 2008, warrants to purchase an aggregate of 125,233 shares remained outstanding and exercisable.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	March 31,
	2008	2007
Risk free interest rates	4.1%	4.8%
Volatility	80.0%	82.0%
Dividend yield	0%	0%
Expected option term (years)	6.8	6.7

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

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.4% based on historical experience. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each stock option granted to employees during the three months ended March 31, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model was $6.23 and $3.36, respectively, per share of our common stock subject to the stock option.

A summary of the status of our stock option plans as of March 31, 2008, and of changes in stock options outstanding under the plans during the three months ended March 31, 2008, is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,080,236	$6.16
Granted	817,948	8.41
Canceled	(59,181)	6.40
Exercised	(8,340)	3.43

Outstanding at March 31, 2008	5,830,663	$6.47	8.3	$13,622,603

Options vested and exercisable at March 31, 2008	1,988,251	$9.35	7.0	$5,446,817

As of March 31, 2008, there was $10.6 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. Cash received from stock option exercises for the three months ended March 31, 2008 and 2007 was $43,000 and $10,000, respectively. At March 31, 2008, there were 1,058,787 shares available for future option grants.

(8) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw materials	$3,209	$3,053
Work in process	25	—
Finished goods	2,481	1,138

Total	$5,715	$4,191

Inventories are shown net of excess and obsolescence reserves of $1.4 million and $1.1 million at March 31, 2008 and December 31, 2007, respectively.

(9) Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum fundings of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings will be secured by the underlying financed equipment.

As of March 31, 2008, we have an aggregate of $1.4 million outstanding on this asset-backed loan line relating to three fundings with interest rates of 10.27%, 10.05% and 9.73%, to be repaid in 36 monthly installments.

(10) Acquisition and Integration Costs

As of March 31, 2008, we had approximately $0.7 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity in the three months ended March 31, 2008, was as follows (in thousands):

	Balance at December 31, 2007	Deductions	Balance at March 31, 2008
	(Audited)	(Unaudited)	(Unaudited)
Costs to close facilities and exit lease commitments	$721	$(59)	$662

(11) Warranty Costs and Reserves

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), we provide a warranty provision related to the sales of our MassARRAY equipment based on our experience of returns and repairs required under the warranty period.

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue in the statement of operations.

Changes in our warranty liability during the three months ended March 31, 2008, were as follows (in thousands):

Balance as of December 31, 2007	$526
Additions charged to cost of revenues	281
Repairs and replacements	(141)

Balance as of March 31, 2008	$666

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the

District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. A date for the focus case defendants to answer the complaints has not yet been set.

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

(13) Income Taxes

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

We adopted the provisions of FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2007 or March 31, 2008 that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheets at December 31, 2007 and March 31, 2008, and have recognized no interest and/or penalties in the statement of operations for the year ended December 31, 2007 and the three months ended March 31, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the U.S., foreign and various state jurisdictions. Our tax years for 1993 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

During the first quarter of 2008, we substantially completed our IRC Sections 382/383 study and analysis. The results of this study concluded that we experienced an ownership change for purposes of the IRC Sections 382/383 limitation in June 2006. As a result of this ownership change, utilization of our net operating loss and credits are subject to an annual limitation under Sections 382/383. Generally, the annual limitation is determined by multiplying the value of our stock immediately before the ownership change by the applicable long-term tax-exempt rate. We estimate our annual limitation for GAAP reporting purposes to be approximately $1.0 million. Of the aggregate $239.3 million net operating carryforwards as of December 31, 2007, we have approximately $40.5 million available for GAAP reporting federal purposes. Our research and development credits are also limited under Sections 382/383. The federal research and development credit of $10.3 million at December 31, 2007, was eliminated as a result of the ordering rules and limitations under Sections 382/383. The California research and development credits of $8.0 million carryforward indefinitely and under Sections 382/383 can be utilized beginning in 2016 with an annual limitation of approximately $85,000 per year.

Based on the conclusion of the Sections 382/383 study, we reduced our deferred tax assets and valuation allowance on these assets by approximately $89.8 million to reflect this limitation.

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

Our MassARRAY system provides reliable results for numerous types of DNA analysis applications including single nucleotide polymorphisms (SNP) genotyping and allelotyping, quantitative gene expression analysis, quantitative methylation marker analysis, SNP discovery, and oligonucleotide quality control. While the MassARRAY system is versatile, it has also became a cost-effective genotyping solution for customer needs with the launch of the iPLEX Gold assay which reduced cost per genotype to about 3 1/2 cent per data point for a typical study. The iPLEX Gold assay is a proprietary assay, which provides for multiplexed DNA sample analysis that in turn provides cost-effectiveness by allowing the user to perform multiple sample genotyping analyses using a similar amount of reagents and chip surface area as used for a single DNA sample analysis. Customers purchase the iPLEX Gold assay capability in the form of a software upgrade to the MassARRAY system and through the purchase of consumable chip and reagent kits.

Biomedical Research Market

Our MassARRAY systems are used in numerous academic, pharmaceutical, and clinical research institutions in the biomedical research market to identify genetic markers with clinical utility. Our products are cost competitive and desirable for the fine mapping genotyping sector of the biomedical research market. Institutions conducting fine mapping genotyping studies use the MassARRAY system to perform candidate gene and candidate region association studies. These studies typically analyze up to several thousand SNP with thousands of samples. Customers conduct candidate region associations to narrow down regions of interest where previous linkage studies have correlated disease phenotypes to specific regions on the chromosome. Candidate gene association studies demonstrate for specific patient samples that underlying genetic defects reside in specific biological pathways. From there, biomarker discovery efforts can potentially lead to clinical validation and use.

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

Molecular Diagnostics

We are developing various molecular diagnostic tests in prenatal genetic disorders, oncology and infectious diseases. We have branded our diagnostic technology, including prenatal diagnostics, under the name SEQureDx. We have in-licensed exclusive rights to use free fetal nucleic acids for diagnostic testing from maternal serum or plasma to ascertain various genetic disorders, including gender determination, through an agreement with Isis Innovation Ltd (ISIS). Our exclusive license rights cover the general diagnostic use of fetal nucleic acids derived from maternal plasma or serum in territories including the United States, Europe, Australia, Canada, Hong Kong and Japan as well as non-exclusive rights in China, to non-invasive prenatal diagnostic intellectual property from The Chinese University of Hong Kong. Our exclusively licensed patent portfolio includes the general use, on any technology platform, of fetal nucleic acids derived from maternal plasma, serum and in some cases blood for non-invasive prenatal genetic diagnostic testing, including genetic, expression and epigenetic-based assays and tests. Diagnostic tests based on our foundational intellectual property, which is disease independent, could be developed provided certain technical challenges are overcome for cystic fibrosis, Tay Sachs, hemoglobinopathies (sickle cell anemia and the thalassemias), Rhesus D (RhD), gender determination for x-linked disorders, and chromosomal aneuploidies (such as Downs Syndrome), and others, on any platform including mass spectrometry and real time polymerase chain reaction (RT-PCR) amplification platforms.

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

We are in the process of developing non-invasive prenatal nucleic acid based tests using fetal DNA or RNA applications for Downs syndrome, RhD, x-linked disorders and gender determination that may provide more fundamental and reliable diagnostic information earlier in pregnancy. In January 2007, as part of our platform independent commercialization strategy, we announced our first commercial partnership with Lenetix Medical Screening Laboratory, Inc. who has now developed a CLIA validated test for RhD blood incompatibility using RT-PCR amplification (the Lenetix Agreement).

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

Pursuant to the Lenetix Agreement, Lenetix is responsible for conducting the research contemplated by the collaboration and maintaining all research documentation to support any submissions made to the United States Food and Drug Administration (the FDA). We have agreed to reimburse certain expenses to be incurred by Lenetix in connection with the collaboration and we remain responsible for preparing and submitting any documents to the FDA pertaining to any tests or products developed under the Lenetix Agreement.

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

In December 2007, Lenetix received New York State approval of a non-invasive prenatal laboratory developed test (LDT) performed on a RT-PCR platform to detect RhD incompatibility, based on our technology licensed and the work performed under the Lenetix Agreement. Commercial sales of the test by Lenetix commenced in January 2008.

In October 2005, and as amended thereafter, we entered into an agreement (Agreement) with ISIS Innovation Limited (ISIS), a wholly owned subsidiary of the University of Oxford (the University), pursuant to which ISIS granted us an exclusive royalty-bearing license in the United States, Canada, France, Germany, Great Britain and other countries in Europe, to develop, use and market products covered by the patent claims licensed under the Agreement (Licensed Products), except for the field of RhD blood typing by RT-PCR amplification platforms in Europe. The licensed technology, including improvements made by the inventors prior to the Agreement, covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids.

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

We have agreed to make up-front payments to ISIS and to pay ISIS royalties on net sales of Licensed Products, including specified minimum royalty amounts, and milestone payments upon the completion of commercial events with respect to Licensed Products for particular indications.

The Agreement will remain in force for the life of any patent issued in connection with the patent application covering the licensed technology, subject to earlier termination by either party upon an uncured material breach or other specified circumstances. ISIS may terminate the Agreement if we file a petition to wind-up or dissolve or upon 30 days written notice if we were to challenge the validity of the patent rights covering the licensed technology or fail to make the up-front payments as provided in the Agreement. After the third anniversary of the Agreement, we may terminate the Agreement for any reason with six months advance written notice. In the event we fail to achieve certain milestone requirements with respect to particular indications, ISIS may convert the exclusive license into a non-exclusive license with respect to those indications.

As of March 31, 2008, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis contract research services business. The impact of our product offerings and contract research services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We expect revenues from out-licensing and commercialization of our non-invasive prenatal diagnostics technology, including technology for RhD incompatibility using a real-time polymerase chain reaction platform, to be minimal for the foreseeable future. To the extent that revenues are realized from our non-invasive prenatal diagnostics technology or from our prior disease gene discoveries, if at all, they may fluctuate significantly as revenues will be based upon the occurrence of certain milestones, our reliance upon and the progress made by our collaborative partners, successful product development and commercialization, and product demand, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of present and future collaborators and licensees who may need to invest significant dollar amounts in research and development efforts, commercialization efforts, clinical trials, and obtaining regulatory approvals over several years. Such revenues, if any, are uncertain and also depend on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We have a history of recurring losses from operations and have an accumulated deficit of $490.7 million as of March 31, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2008, we had available cash, cash equivalents and marketable securities totaling $35.0 million and working capital of $40.5 million.

During 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, as well as a $30.5 million private placement of our common stock. Under the terms of the registered direct offering we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses. Under the terms of the private placement of our common stock we issued and sold 3,383,335 shares at $9.00 per share, with net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Accrued acquisition and integration costs

•	Impairment of long-lived assets

•	Allowance for doubtful accounts

•	Reserves for obsolete and slow-moving inventory

•	Income taxes

•	Stock-based compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

During the first three months of 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our the year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Product revenues

Total product revenues for the three months ended March 31, 2008 increased to $10.6 million from $9.9 million for the same period in 2007 and are comprised of product sales and contract research services. Product revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, consumable revenues increased to $4.7 million from $4.2 million due to an increased installed base of MassARRAY Compact systems to the comparative period.

System related revenue was $4.5 million for the three months ended March 31, 2008, compared to $4.9 million for the same period in 2007. The decrease of $0.4 million was primarily due to a decrease in MassARRAY system hardware sales to $3.6 million for the three months ended March 31, 2008 from $4.0 million for the same period in 2007 due to fewer system placements in the current quarter. The decrease in system hardware sales was attributable to delays in our domestic customers’ capital equipment funding primarily with research and academic institutions. Income from other product sales, including MassARRAY system maintenance contracts and software for the three months ended March 31, 2008 and 2007 were $1.0 million in each quarter.

We recorded genetic analysis contract research service revenues of $1.4 million for the three months ended March 31, 2008, compared to $0.8 million for the comparative period in 2007. The increase of $0.6 million is attributable to our service business growth in primarily the commercial, clinical analysis and the academic research markets as we expand from the level of services provided in 2007.

Research and other revenues were approximately $57,000 and $11,000, respectively, for the three months ended March 31, 2008 and 2007. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of product and service revenues and gross margin

Cost of product revenues for the three months ended March 31, 2008 and 2007 were $3.5 million and $3.7 million, respectively. Gross margins on product sales for the three months ended March 31, 2008 were 62%, compared to 59% for the same period in 2007. Gross margins primarily increased due to a favorable mix of regional system placements at improved margins, as well increased consumable sales that sell at higher average gross margins.

Cost of contract research service revenues for the three months ended March 31, 2008 were $1.2 million compared to $0.7 million, or gross margins of 15% compared to 5%, for the same period in 2007. Gross margins primarily increased due to growth in the genetic analysis research service contracts completed during the current quarter compared to the prior period, improvement in contract terms in the current quarter, as well as stabilization of expenses incurred, primarily in salaries and related personnel expenses, as we are beginning to benefit from economies of scale in production. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

The Company’s overall gross margin was 56% and 55% for the three months ended March 31, 2008 and 2007, respectively. The increase in overall gross margin in the three months ended March 31, 2008 compared to 2007 is attributable to improved margins on system placements, increased consumables sales and improved margins in contract research services.

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

Research and development expenses

Research and development expenses increased to $4.9 million for the three months ended March 31, 2008 from $2.9 million for the same period in 2007. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in expenses of $2.0 million for the three months ended March 31, 2008 compared to the same period in 2007 primarily relates to increased headcount and related costs of $1.2 million, $0.2 million for higher share-based compensation charges, increased operating supplies of $0.2 million primarily associated with our non-invasive prenatal diagnostic research and development, $0.1 million in higher advisory board, license and maintenance fees, $0.1 million of increased depreciation and equipment related expenses and $0.2 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2008 increased to $5.8 million compared to $3.5 million for the same period in 2007. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in expense of $2.3 million for sales and marketing expenses in the three months ended March 31, 2008 compared to the same period in 2007 were primarily affected by increased costs of $1.7 million for increased headcount and travel related expenses, $0.2 million for higher share-based compensation charges, $0.1 million of advertising and public relations expenses for sales and marketing projects associated with our non-invasive prenatal technology, $0.1 million related to higher rent and increased operating supplies related to worldwide operations and $0.2 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas.

We expect our sales and marketing headcount and associated expenses to increase during 2008 as we strengthen our sales force for our MassARRAY system and related product sales and contract research services business and as we build our commercial development team for our non-invasive prenatal diagnostic tests.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2008 were $3.4 million, compared to $3.2 million for the same period in 2007. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase of $0.2 million for the three months ended March 31, 2008 from the same period in 2007 was primarily due to $0.5 million for increased headcount and related expenses, $0.1 million of higher consulting costs, $0.1 million in increased audit and tax related expenses and $0.4 million in higher share-based compensation charges, offset by increased allocation of information technology department expenses to other functional departments of $0.8 million and $0.1 million of lower rent expense.

We expect general and administrative costs to increase in 2008 compared to 2007, as we build our infrastructure to support our anticipated growth.

Net interest income

Net interest income was $0.5 million for the three months ended March 31, 2008, compared to $0.3 million for the same period in 2007, as our cash, cash equivalents and marketable securities balances were higher in the current period due to the closing of our registered direct offering and private placement of our common stock in April and October 2007, respectively.

Loss on marketable securities

Loss on marketable securities was $0.8 million for the three months ended March 31, 2008, compared to no recognized loss in the comparable period. The recognized loss was due to an other-than-temporary impairment on two of our investments in auction rate securities. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary in our remaining auction rate security investments, we would be required to adjust the carrying value of the investment through additional impairment charges.

Other expense, net

Interest expense was $0.1 million and $19,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in interest expense for the three month months ended March 31, 2008 was due to the utilization of our asset-backed loan commencing in the third quarter of 2007 and our most recent funding in March 2008.

Liquidity and Capital Resources

As of March 31, 2008, cash, cash equivalents and current marketable securities totaled $35.0 million, compared to $50.8 million at December 31, 2007. Our cash reserves are held primarily in a variety of interest-bearing instruments, including auction rate securities, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments. We also have approximately $7.0 million of ARS investments classified as noncurrent assets at March 31, 2008.

We have a history of recurring losses from operations and have an accumulated deficit of $490.7 million as of March 31, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2008, we had working capital of $40.5 million.

During 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, as well as a $30.5 million private placement of our common stock. Under the terms of the registered direct offering we issued and sold 6,666,666 shares at $3.00 per share, with net aggregate proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses. Under the terms of the private placement of our common stock we issued and sold 3,383,335 shares at $9.00 per share, with net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

We consider the material drivers of our cash flow to be sales volumes, accounts receivable, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the three months ended March 31, 2008, was $9.1 million compared to $4.0 million for the same period in 2007. The use of cash was primarily a result of the net loss of $8.6 million for the three months ended March 31, 2008, adjusted for non-cash items of depreciation and amortization of $0.6 million, share-based compensation of $1.2 million, loss on marketable securities of $0.8 million, non-cash compensation charges related to vesting of restricted stock of $0.2 million and bad debt expense of $0.1 million, offset by a non-cash change in deferred rent of $0.1 million. The changes in our operating assets and liabilities primarily consisted of a decrease in accounts receivable of $0.4 million, inventories of $1.4 million, other current assets of $0.1 million and accounts payable and accrued expenses of $2.1 million. These decreases were offset by increases in deferred revenue of $0.7 million and other liabilities of $0.1 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our marketable securities and restricted cash of $21.9 million, consists of purchases for capital equipment that used $0.7 million in cash during the three months ended March 31, 2008.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2008, compared to cash provided of $17,000 for the same period in 2007. Financing activities during the three months ended March 31, 2008, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.3 million and proceeds from our equipment financing line of $0.3 million. Our cash used consisted of repayments on our asset-backed loan of $0.1 million for the three months ended March 31, 2008.

Based on our current plans, we believe our cash, cash equivalents and current marketable securities, will be sufficient to fund our operating expenses and capital requirements through at least 2009. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

At March 31, 2008, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of the Newton, Massachusetts building lease agreement in December 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Marketable Securities and Fair Value Measurements

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we revised our investment policy in April 2008 to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. government securities with ratings of AAA, repurchase agreements collateralized by U.S. government securities with ratings of AAA and non-U.S. government securities issued or guaranteed by a government of a major, development country, or its agencies, with a rating of AAA. Our investment policy includes a minimum quality rating for all new investments, as well as limits the amount of credit exposure to any one issuer. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment.

At March 31, 2008, $9.4 million of principal was invested in auction rate securities (ARS). The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages. All ARS investments purchased by us had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held at December 31, 2007 and March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and originally classified these securities as “available-for-sale.” During the fourth quarter of 2007, we determined that one of our ARS investments that had continued to incur failed auctions, as well as had a reduction in credit rating subsequent to the year ended December 31, 2007 to B2 had an other-then temporary decline in value and was reclassified to long-term assets. In addition, we recognized a loss of approximately $1.1 million on this ARS in the fourth quarter of 2007.

Due to the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes in 2008, which allows sufficient time for the securities to return to full value, we have classified all ARS investments as noncurrent assets on the unaudited Condensed Consolidated Balance Sheet at March 31, 2008 of $7.0 million. Although the ARS continue to pay interest according to their stated terms, based on changes in assumptions and input from our valuation models and an analysis of other-than-temporary impairment factors, a recognized loss of approximately $0.8 million was recorded in the first quarter of 2008, of which $0.5 million represented the reclassification of previously recorded unrealized losses in other comprehensive income and reflects the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. The $0.8 million impairment charge does not have a material impact on our liquidity or financial flexibility. If we determine that any future valuation adjustment was other than temporary, we would record a charge to operations as appropriate. Any future fluctuation in fair value related to these instruments that we determine to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.

Since there is a lack of observable market quotes on our investment portfolio of marketable securities and ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. In the event we need to access the ARS investments that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The market value of these securities may decline.

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound (GBP), and the Euro (EUR). The subsidiaries’ accounts are translated from the relevant functional currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency (AUS). Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the U.S. dollar.

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

Functional currency of operations	As of March 31, 2008 Net foreign monetary assets/(liabilities)
	USD	GBP
	($ in millions)
Euro	$0.9	$—

A movement of 10% in the U.S. dollar to AUS exchange rate would create an unrealized gain or loss of approximately $32,000. A movement of 10% in the U.S. dollar to EUR exchange rate would create an unrealized gain or loss of approximately $91,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended March 31, 2008. We had no deferred gains or losses during the period covered.

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

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of March 31, 2008. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of March 31, 2008, to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. A date for the focus case defendants to answer the complaints has not yet been sent.

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

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2007. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

*We may need additional capital to support our growth, which will result in additional dilution to our stockholders.

Our business may require additional investment that we have not yet secured. As of March 31, 2008, we have available cash, cash equivalents and current marketable securities of approximately $35.0 million. We also have approximately $7.0 million of ARS investments classified as noncurrent assets at March 31, 2008. In April 2007, we closed a $20.0 million registered direct offering of our common stock resulting in aggregate net proceeds of $18.3 million, after deducting placement agents’ fees and transaction expenses. In October 2007, we closed a private placement of our common stock for approximately $30.5 million. Under the terms of the transaction we issued and sold 3,383,335 shares at $9.00 per share, with net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

We believe our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements through 2009. However, based upon our current plans, our business will require additional investment that we have not yet secured. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

*We have a history of operating losses, anticipate future losses and may never become profitable.

We have experienced significant operating losses in each period since our inception. At March 31, 2008, our accumulated deficit was approximately $490.7 million. These losses have resulted principally from expenses incurred in research and development, from selling, general, and administrative expenses associated with our operations and our significant lease obligations. We expect to incur operating losses in the future as a result of expenses associated with research and product development, production, marketing and selling, general and administrative expenses, and our significant lease obligations, as well as expenses associated with consolidating and completing the integration of any business or technology that we may acquire in the future. To achieve profitability, we would need to generate significant additional revenue with significant gross margins. It is uncertain when, if ever, we will become profitable, or cash-flow positive. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

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

*We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues.

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 44% of our total revenues for the three months ended March 31, 2008, compared to 42% of our total revenues for the year three months ended March 31, 2007. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX Gold application;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers;

•	the ability to maintain necessary quality standards and specifications for our SpectroCHIP products; and

•	our inability to transition to new suppliers for components for our MassARRAY system and/or our ability to maintain such relationships.

We may not be able to generate any revenue from non-invasive prenatal research-use only or diagnostic tests, or any other tests we may develop.

We have committed significant research and development resources to the development of research-use only and diagnostic tests, particularly non-invasive prenatal tests, for use on our MassARRAY system and other platforms. Although our licensed partner launched the first research use only test, a test for RhD using a RT-PCR platform in early 2008, there is no guarantee that our partner or we will successfully generate significant revenues from this or any other tests for any use. We have no experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell non-invasive prenatal research-use only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop non-invasive prenatal research-use only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to non-invasive prenatal analysis rights that we acquired from ISIS, to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, we risk losing our exclusive license rights from ISIS. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications and generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely effect our business.

In addition, our government grants provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

Because we exclusively licensed our non-invasive prenatal diagnostic and gender determination testing rights from ISIS any dispute with ISIS may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights.

In October 2005, we entered into an exclusive license to non-invasive prenatal diagnostic rights with ISIS which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for non-invasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop non-invasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve certain commercial launch milestones, in a timely manner, our ability to exclusively commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these diagnostic tests.

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

*We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 56% and 50% of our sales were made outside of the United States during the three months ended March 31, 2008 and 2007, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

*Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our marketable securities consist of auction rate securities (ARS), corporate debt securities and government agency securities. As of March 31, 2008, our marketable securities included $9.4 million of ARS issued primarily by municipalities and insurance companies that have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining auction rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. As of March 31, 2008, the carrying value of all ARS was reduced by $2.4 million, from $9.4 million to approximately $7.0 million, reflecting the change in fair market value. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, a recognized loss of approximately $0.8 million has been recorded for the three months ended March 31, 2008, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings. There is no guarantee that we will be able to liquidate our remaining auction rate securities or might have to incur further recognized losses. In addition, during the first quarter of 2008, one of our ARS investments was downgraded to a credit rating of B2 and it is possible that our remaining ARS investments may be subject to additional credit rating downgrades, which could affect the value of the securities and any ability we may have to liquidate these securities in the future.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1 (1)	Restated Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of Registrant, as amended

4.1 (1)	Specimen common stock certificate

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.
(2)	Incorporated by referenced to the Registrant’s Current Report on Form 8-K filed December 7, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: May 7, 2008	By:	/s/ PAUL HAWRAN
Paul Hawran
Chief Financial Officer