Form 10-K/A
period 2007-12-31
SEQUENOM INC
filed 2008-06-23
CIK 1076481

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
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

DOCUMENTS INCORPORATED BY REFERENCE

Except as amended by this Amendment No. 1 on Form 10-K/A, Part III incorporates by reference information from the registrant’s definitive proxy statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s annual meeting of stockholders held on May 29, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sequenom, Inc. for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 17, 2008 (the “Original Filing”). We are filing this Amendment to amend Item 12 of Part III of the Original Filing to correct information regarding certain stockholders that has been incorporated by reference into the Original Filing by our definitive proxy statement which was filed on April 10, 2008 (the “Proxy Statement”). In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV of the Original Filing has also been amended to reflect the filing of these new certifications. We have also revised the facing page of this Amendment to indicate that we now qualify as a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.

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

The information required by 201(d) of Regulation S-K is incorporated herein by reference from the information in the section entitled “Securities Authorized for Issuance under Equity Incentive Compensation Plans” in the Proxy Statement.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 17, 2008 by: (i) each director; (ii) each of the named executive officers listed in the Summary Compensation Table in the Proxy Statement; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than five percent of our common stock.

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

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Lehman Brothers Holdings Inc. (2) 745 Seventh Avenue New York, New York 10019	6,295,532	13.9%
Davidson Kempner Capital Management LLC (3) 65 East 55th Street, 19th Floor New York, NY 10022	4,034,713	8.9%
Siemens AG (4) Wittlesbacherplatz 2 D-80333 Munich, Germany	3,878,788	8.3%
ComVest Investment Partners II LLC (5) One North Clematis Street, Suite 300 West Palm Beach, Florida 33401	3,818,181	7.8%
Pequot Capital Management, Inc. (6) 500 Nyala Road Westport, Connecticut 06880	2,792,850	5.8%
Morgan Stanley 1585 Broadway New York, NY 10036	2,283,024	5.0%
Directors and Executive Officers
Harry Stylli, Ph.D. (7)	933,710	2.0%
Charles R. Cantor, Ph.D. (8)	332,661	*
John Sharp (9)	6,690	*
Ernst-Günter Afting, Ph.D., M.D. (10)	86,666	*
Harry F. Hixson, Jr., Ph.D. (11)	48,334	*
Ronald M. Lindsay, Ph.D. (12)	46,667	*
Paul Hawran (13)	166,006	*
Elizabeth Dragon, Ph.D. (14)	66,610	*
Richard A. Lerner, M.D.	—	*
Steve Owings (15)	30,788	*
Kathleen M. Wiltsey	—	*
John Fazio	—	*
All directors and executive officers as a group (17 persons) (16)	2,070,983	4.4%

*	Less than one percent.

(1)	This table is based upon information supplied by executive officers and directors and by principal stockholders on Schedules 13D and 13G filed with the SEC. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Applicable percentages are based on 45,403,927 shares outstanding on March 17, 2008 adjusted as required by SEC rules.

(2)	Includes 2,750,078 shares of our common stock owned by Lehman Brothers Inc., a wholly owned subsidiary of Lehman Brothers Holdings Inc., and 3,545,454 shares of our common stock owned by LB I Group Inc., a wholly owned subsidiary of Lehman Brothers Inc. Does not include 2,727,272 shares of our common stock issuable pursuant to warrants held by LB I Group Inc. that are not currently exercisable due to a provision in the warrants that prevents exercise of the warrants if the exercise would result in the holder beneficially owning more than 9.99% of our outstanding common stock.

(3)	Thomas L. Kempner, Jr., Marvin H. Davidson, Stephen M. Dowicz, Scott E. Davidson, Michael J. Leffell, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein and Avram Z. Friedman (collectively, the “Principals”) are:

•

the general partners of M.H. Davidson & Co. (“CO”), which owns 16,139 shares, and MHD Management Co. (“MHD”), which is the general partner of Davidson Kempner Partners (“DKP”), which owns 156,427 shares;

•

the sole managing members of Davidson Kempner International Advisors, L.L.C. (“DKIA”), the investment manager of each of Davidson Kempner International, Ltd. (“DKIL”), which owns 536,030 shares, and Serena Ltd., which owns 8,070 shares;

•	the sole stockholders of Davidson Kempner Advisors Inc. (“DKAI”), which is the general partner of Davidson Kempner Institutional Partners, L.P. (“DKIP”), which owns 281,041 shares;

•	the managing members of DK Group LLC (“DKG”), which is the general partner of Davidson Kempner Healthcare Fund LP (“DKHF”), which owns 1,243,870 shares; and

•	the limited partners of DK Management Partners LP (“DKMP”), the investment manager of Davidson Kempner Healthcare International Ltd. (“DKHI”), which owns 1,793,136 shares.

Each of the Principals may be deemed to beneficially own an aggregate 4,034,713 shares as a result of his voting and dispositive power over the 4,034,713 shares beneficially owned by CO, DKP, DKIL, Serena, DKIP, DKHF and DKHI. Each of the Principals, MHD, DKIA, DKAI, DKG and DKMP disclaim all beneficial ownership as affiliates of a registered investment advisor, and, in any case, disclaim all beneficial ownership except as to the extent of their pecuniary interest in the shares.

(4)	Includes 2,424,242 shares of our common stock and 1,454,546 shares issuable pursuant to warrants exercisable within 60 days of March 17, 2008 held by Siemens Venture Capital GmbH, a wholly owned subsidiary of Siemens AG.

(5)	Includes 3,818,181 shares of our common stock issuable pursuant to warrants exercisable within 60 days of March 17, 2008 held by ComVest Investment Partners II LLC, a Delaware limited liability company (“ComVest”). Michael Falk (“Falk”) and Robert Priddy (“Priddy”) control the purchase and sale of investments by ComVest and may be deemed to have indirect beneficial ownership of the shares of common stock beneficially owned by ComVest. However, Falk and Priddy disclaim any beneficial ownership of such shares. Does not include a total of 324,372 shares beneficially owned by Priddy or 28,337 shares beneficially owned by Falk. Priddy may be deemed to beneficially own 8.4% of our common stock, and Falk may be deemed to beneficially own 7.8% of our common stock.

(6)	Includes 2,791,950 shares of our common stock issuable pursuant to warrants exercisable within 60 days of March 17, 2008.

(7)	Includes 814,368 shares of common stock that Dr. Stylli has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 17, 2008.

(8)	Includes 142,368 shares of common stock held of record by trusts related to Dr. Cantor and beneficially owned by Dr. Cantor and 190,293 shares of common stock that Dr. Cantor has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 17, 2008.
(9)	Mr. Sharp’s employment with the Company terminated in April 2007.

(10)	Includes 51,667 shares of common stock that Dr. Afting has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 17, 2008.

(11)	Includes 48,334 shares of common stock that Dr. Hixson has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 17, 2008.

(12)	Includes 41,667 shares of common stock that Dr. Lindsay has the right to acquire from us upon the exercise of outstanding stock options within 60 days after March 17, 2008.

(13)	Includes 60,887 shares of common stock that Mr. Hawran has the right to acquire from us upon the exercise of outstanding stock options within 60 days of March 17, 2008.

(14)	Includes 60,625 shares of common stock that Dr. Dragon has the right to acquire from us upon the exercise of outstanding stock options within 60 days of March 17, 2008.

(15)	Includes 28,619 shares of common stock that Mr. Owings has the right to acquire from us upon the exercise of outstanding stock options within 60 days of March 17, 2008.

(16)	Includes the 1,566,115 aggregate shares of common stock referred to in footnotes (7), (8), (9), (10), (11), (12), (13), (14) and (15) that such persons have the right to acquire from us upon the exercise of outstanding options within 60 days after March 17, 2008.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The financial statements of Sequenom, Inc. are included in the Original Report.

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts. The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Report.

(a)(3) Exhibits

The exhibits listed in the Original Report are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit has been identified. A list of the exhibits filed with this Amendment is provided below.

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

Date: June 23, 2008

SEQUENOM, INC.

By:	/s/ Harry Stylli
Harry Stylli
President and Chief Executive Officer