Form 10-Q
period 2008-06-30
SEQUENOM INC
filed 2008-07-31
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 22, 2008, was 56,795,112.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,150	$13,116
Marketable securities	—	37,704
Restricted cash	1,330	1,330
Accounts receivable, net	10,105	10,957
Inventories, net	6,592	4,191
Other current assets and prepaid expenses	2,037	1,094

Total current assets	48,214	68,392
Equipment and leasehold improvements, net	6,743	5,959
Marketable securities, less current	6,736	929
Other long-term assets	741	766

Total assets	$62,434	$76,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,928	$8,408
Accrued expenses	6,161	5,669
Accrued acquisition and integration costs	237	237
Deferred revenue	1,534	873
Current portion asset-backed loan	607	424
Other current liabilities	475	91

Total current liabilities	15,942	15,702
Deferred revenue, less current portion	553	335
Other long-term liabilities	4,229	4,437
Long-term portion asset-backed loan	990	823
Long-term accrued acquisition and integration costs, less current portion	366	484
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 50,271,274 and 44,888,656 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	50	44
Additional paid-in capital	539,847	536,022
Accumulated other comprehensive income	946	319
Accumulated deficit	(500,489)	(482,120)

Total stockholders’ equity	40,354	54,265

Total liabilities and stockholders’ equity	$62,434	$76,046

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Product revenues:
Consumables	$4,940	$3,763	$9,600	$7,962
System related	6,640	5,449	11,152	10,358
Services	1,190	941	2,548	1,714
Research and other	75	—	120	11

Total revenues	12,845	10,153	23,420	20,045

Costs and expenses:
Cost of product revenue	4,302	3,407	7,821	7,099
Cost of service revenue	1,160	748	2,312	1,482
Research and development	6,413	4,256	11,298	7,131
Selling and marketing	6,326	3,896	12,139	7,356
General and administrative	4,252	3,054	7,622	6,274

Total costs and expenses	22,453	15,361	41,192	29,342

Loss from operations	(9,608)	(5,208)	(17,772)	(9,297)
Interest income, net	181	400	644	740
Loss on marketable securities	(240)	—	(1,069)	—
Other (expense) income, net	(19)	4	(102)	(15)

Loss before income taxes	(9,686)	(4,804)	(18,299)	(8,572)
Income tax expense	(57)	(3)	(70)	(3)

Net loss	(9,743)	(4,807)	(18,369)	(8,575)

Net loss per share, basic and diluted	$(0.21)	$(0.13)	$(0.40)	$(0.24)

Weighted average shares outstanding, basic and diluted	47,147	38,008	46,239	35,740

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(18,369)	$(8,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,794	969
Depreciation and amortization	1,135	877
Loss on marketable securities	1,069	—
Deferred rent	(205)	1,156
Bad debt expense	283	4
Restricted stock	160	—
Other non-cash items	3	3
Changes in operating assets and liabilities:
Accounts receivable, net	744	(3,188)
Inventories, net	(2,330)	161
Other current assets and prepaid expenses	(915)	(846)
Accounts payable and accrued expenses	(1,016)	814
Deferred revenue	840	19
Other liabilities	248	263

Net cash used in operating activities	(15,559)	(8,343)
Investing activities
Purchases of equipment and leasehold improvements	(1,828)	(1,497)
Purchases of marketable securities	(14,816)	(33,228)
Sales of marketable securities	24,217	26,875
Maturities of marketable securities	21,683	—
Net change in restricted cash	(47)	16

Net cash provided by (used in) investing activities	29,209	(7,834)
Financing activities
Proceeds from exercise of stock options and ESPP purchases	719	93
Proceeds from issuance of common stock and warrants	148	18,352
Borrowings from asset-backed loan	610	—
Repayments on asset-backed loan	(261)	—

Net cash provided by financing activities	1,216	18,445

Net increase in cash and cash equivalents	14,866	2,268
Effect of exchange rate changes on cash and cash equivalents	168	36
Cash and cash equivalents at beginning of period	13,116	1,932

Cash and cash equivalents at end of period	$28,150	$4,236

Supplemental schedule of non cash items:
Non cash financing activities - Accrued offering costs	$253	$—

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior period amounts in order to conform to the current presentation.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to inventory valuation and warranty liabilities, which affect cost of sales and gross margin; the allowance for doubtful accounts, which affects revenue recognition; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects income tax expense and benefit. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

On May 5, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FASB) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are evaluating the impact that SFAS No. 162 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial statements. See Note 3, “Marketable Securities and Fair Value Measurements” for further discussion on our financial assets. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), was issued in December 2007. SFAS No. 141(R) established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will become effective for fiscal years beginning after December 15, 2008. We are evaluating the impact that SFAS No. 141(R) will have on our financial statements.

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

We have a history of recurring losses from operations and have an accumulated deficit of $500.5 million as of June 30, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2008, we had available cash and cash equivalents totaling $28.2 million and working capital of $32.3 million. We also have approximately $6.7 million of auction rate securities (ARS) investments classified as noncurrent marketable securities at June 30, 2008.

In April 2007, we closed a registered direct offering of our common stock and in October 2007 we closed a private placement of our common stock. Subsequent to June 30, 2008, we closed an underwritten public offering of our common stock on July 1, 2008, with the underwriters exercising their option to purchase additional shares that closed on July 8, 2008. A more detailed description of our equity offerings is discussed in Note 6 “Stockholders’ Equity.”

(3)	Marketable Securities and Fair Value Measurements

Marketable securities

We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and determined the appropriate classification of marketable securities was “available-for-sale” at the time of purchase. As such, at June 30, 2008 and December 31, 2007, all of our investments in marketable securities were reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities.

Historically, we have invested in auction rate securities (ARS), commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. At June 30, 2008 and December 31, 2007, $9.4 million and $20.9 million of principal were invested in ARS, respectively. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages.

Consistent with our investment policy guidelines in effect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million ARS held by us at June 30, 2008, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate. One of our ARS investments, which we continue to hold, has been downgraded to a credit rating of B2 during the first quarter of 2008.

The estimated market value of all ARS holdings at June 30, 2008, was approximately $6.7 million, which reflects a $2.7 million adjustment to the principal value of $9.4 million. The $2.7 million adjustment consists of a $2.2 million other-than-temporary impairment loss charged to operations and a $0.5 million unrealized loss recorded to accumulated other comprehensive income.

Although the ARS continue to pay interest according to their stated terms, based on input assumptions to valuation models and an analysis of other-than-temporary impairment factors, we recorded losses of approximately $0.3 million and $1.1 million for the three and six months ended June 30, 2008, respectively, of which $0.5 million represented the reclassification of previously recorded unrealized losses in other comprehensive income that we recorded in the first quarter of 2008 and reflected the portion of ARS holdings that we have now concluded have an other-than-temporary decline in value. As of June 30, 2008, the accumulated unrealized losses in other comprehensive income total $0.5 million related to ARS.

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

The fair values of our investments in ARS instruments are estimated utilizing a discounted cash flow analysis valuation model as of June 30, 2008. This analysis considers, among other items, the collateral underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has also reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

Based on the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes in 2008, which allows sufficient time for the securities to return to full value, we have classified these investments as noncurrent assets on the unaudited Condensed Consolidated Balance Sheet at June 30, 2008 and December 31, 2007 of $6.7 million and $1.0 million, respectively. If we determine that any future valuation adjustment was other than temporary, we would record a charge to operations as appropriate, based on changes in assumptions and input from our valuation models. Any future fluctuation in fair value related to these instruments that we determine to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

(in thousands) Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$23,549	$23,549	$—	$—
Restricted cash	1,330	1,330	—	—
Marketable securities, non-current[1]	6,736	—	—	6,736

Total	$31,615	$24,879	$—	$6,736

[1]

Gains or losses considered to be temporary are recorded to accumulated other comprehensive loss at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2008:

(in thousands)	Auction Rate Securities
Balance at December 31, 2007	$19,018
Transfers to Level 3	—
Total gains or losses:
Included in operations	(1,069)
Recognized loss previously included in other comprehensive income	469
Included in other comprehensive loss	(192)
Purchases and settlements, net	(11,490)

Balance at June 30, 2008	$6,736

Gains or losses included in operations (or changes in net assets) for the period (above) relating to assets still held at June 30, 2008
Total losses for the six months ended June 30, 2008, included in operations	$(1,069)

Total change in unrealized losses included in other comprehensive loss	$277

(4)	Comprehensive Loss

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Comprehensive loss:
Net loss	$(9,743)	$(4,807)	$(18,369)	$(8,575)
Unrealized (loss) gain on marketable securities	(24)	(7)	258	(7)
Foreign currency translation adjustments	(69)	26	370	64

Comprehensive loss	$(9,836)	$(4,788)	$(17,741)	$(8,518)

(5)	Net Loss Per Share

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

Subsequent to June 30, 2008, we closed an underwritten public offering of our common stock on July 1, 2008, totaling 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in net aggregate proceeds of approximately $92.0 million after deducting underwriting discounts, commissions and estimated transaction expenses.

(7)	Share-Based Compensation

We maintain several share-based compensation plans for the grant of incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. In accordance with the provisions of SFAS No. 123, “Share-Based Payment” (SFAS No. 123(R)) the estimated fair value of share-based payments is measured at the grant date and is recognized as share-based compensation expense over the employee’s requisite service period.

For the three months ended June 30, 2008 and 2007, we recorded $1,453,000 and $541,000 of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as a component of research and development expense ($319,000 and $72,000), selling and marketing expense ($353,000 and $95,000) and general and administrative expense ($781,000 and $374,000) for the three months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008 and 2007, we recorded $2,646,000 and $969,000 of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as a component of research and development expense ($571,000 and $140,000), selling and marketing expense ($654,000 and $178,000) and general and administrative expense ($1,421,000 and $651,000) for the six months ended June 30, 2008 and 2007, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

We account for options granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total share-based compensation for options granted to non-employees for the three months ended June 30, 2008 and 2007, was $64,000 and $28,000, respectively, and is included in research and development expenses ($7,000 and $7,000), in sales and marketing expenses ($57,000 and $21,000), and no amounts in general and administrative expenses in the statements of operations. For the six months ended June 30, 2008 and 2007, total share-based compensation for options granted to non-employees was $91,000 and $43,000, respectively, and is included in research and development expenses ($13,000 and $2,000), in sales and marketing expenses ($78,000 and $2,000), and in general and administrative expenses ($0 and $39,000) in the statements of operations.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. On May 29, 2008, our stock holders approved an amendment to the 2006 Plan to increase the share reserve for issuance under the 2006 Plan by an additional 1,500,000 shares of common stock. As of June 30, 2008, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 8,366,426 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

On January 18, 2007, we granted restricted stock awards to certain executive officers and employees. At December 31, 2007, 57,126 shares with a weighted average grant date fair value of $4.60 per share remained outstanding and 7,247 shares were cancelled prior to vesting. The awards fully vested on January 18, 2008.

On October 18, 2007, we granted 50,000 restricted stock units to an executive officer with a grant date fair value of $11.04. At June 30, 2008, all units remain outstanding. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, then vest in equal monthly installments thereafter.

On January 29, 2008, we granted 18,628 restricted stock awards and 20,974 restricted stock units to certain executive officers and employees. These grants have a weighted average grant date fair value of $8.16 per share and remain outstanding as of June 30, 2008. These awards will be fully vested on January 29, 2009.

Employee Stock Purchase Plan

In 1999 we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of June 30, 2008, we had reserved 896,996 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP allows for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the closing stock price at the beginning or end of the period.

In October 2006 our Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings will be for a duration of six months and will consist of one purchase interval, but will not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or, withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing on February 1, 2007. Those employees not electing to enroll in the new offering period will continue under the then current offering until the 24 month offering period expires. As of June 30, 2008, employees have contributed approximately $0.3 million to the current offering period of the 1999 ESPP, since the beginning of the offering period that commenced February 1, 2008. For the three month period ended June 30, 2008 and 2007, we have recognized $2,000 and $4,000, respectively, as share-based compensation expense related to the 1999 ESPP Plan. For the six month period ended June 30, 2008 and 2007, we have recognized $4,000 and $4,000, respectively, as share-based compensation expense related to the 1999 ESPP Plan.

Warrants

In connection with the acquisition of Axiom Biotechnologies (Axiom) in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,512 shares of our common stock at an exercise price of $50.19 per share. As of June 30, 2008, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of June 30, 2008, the warrant remains outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants contain anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, stock dividends, or other issuances of our common stock at purchase prices less than the warrants’ exercise price (other than certain exempt issuances, such as sales of common stock to our employees or conversions of convertible securities and options that were outstanding prior to the issuance of the warrants). These warrants expire in September 2013. During the three months ended June 30, 2008, investors exercised 6,478,496 warrants utilizing cashless exercises to purchase 4,709,503 shares of our common stock. As of June 30, 2008, warrants to purchase 4,313,453 shares remain outstanding and exercisable.

Additionally in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share and expires in June 2011. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends, but not for other issuances of our common stock. During the three months ended June 30, 2008, the placement agent exercised warrants for cash purchasing 58,667 shares of our common stock. As of June 30, 2008, warrants to purchase an aggregate of 66,566 shares remained outstanding and exercisable.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	June 30,
	2008	2007
Risk free interest rates	3.8%	4.7%
Volatility	79.9%	83.0%
Dividend yield	0%	0%
Expected option term (years)	6.7	6.5

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

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.4% based on historical experience. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each stock option granted to employees during the three months ended June 30, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model was $5.37 and $3.39, respectively, per share of our common stock subject to the stock option.

A summary of the status of our stock option plans as of June 30, 2008, and of changes in stock options outstanding under the plans during the six months ended June 30, 2008, is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,080,236	$6.16
Granted	1,196,260	8.59
Canceled	(112,196)	7.43
Exercised	(102,338)	4.36

Outstanding at June 30, 2008	6,061,962	$6.64	8.1	$64,490,125

Options vested and exercisable at June 30, 2008	2,397,726	$8.47	7.1	$25,967,077

As of June 30, 2008, there was $10.5 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. Cash received from stock option exercises for the three months ended June 30, 2008 and 2007 was $461,000 and $93,000, respectively. At June 30, 2008, there were 2,233,490 shares available for future option grants.

(8)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw materials	$4,724	$3,053
Work in process	6	—
Finished goods	1,862	1,138

Total	$6,592	$4,191

Inventories are shown net of excess and obsolescence reserves of $1.4 million and $1.1 million at June 30, 2008 and December 31, 2007, respectively.

(9)	Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum fundings of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings will be secured by the underlying financed equipment.

As of June 30, 2008, we have an aggregate of $1.6 million outstanding on this asset-backed loan line relating to four fundings with interest rates from 9.73% to 10.6% to be repaid in 36 monthly installments.

(10)	Acquisition and Integration Costs

As of June 30, 2008, we had approximately $0.6 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity in the three months ended June 30, 2008, was as follows (in thousands):

	Balance at December 31, 2007	Deductions	Balance at June 30, 2008
	(Audited)	(Unaudited)	(Unaudited)
Costs to close facilities and exit lease commitments	$721	$(118)	$603

(11)	Warranty Costs and Reserves

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

Changes in our warranty liability during the three months ended June 30, 2008, were as follows (in thousands):

Balance as of December 31, 2007	$526
Additions charged to cost of revenues	460
Repairs and replacements	(298)

Balance as of June 30, 2008	$688

(12)	Litigation

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. The deadline for the focus case issuers to answer the complaints is August 31, 2008.

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

On June 5, 2008, we were named as a defendant in a complaint filed by plaintiffs Beckman Coulter Inc. and Orchid Cellmark Inc. in the United States District Court for the Southern District of California. In the complaint, the plaintiffs allege that we are infringing three patents owned by Orchid Cellmark Inc. and licensed to Beckman Coulter Inc. by making and selling our iPLEX products and teaching our customers how to use the products. The plaintiffs seek a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. We believe that the plaintiffs’ claims are without merit and will vigorously defend against the claims advanced in the complaint.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(13) Income Taxes -

In July 2006, the FASB issued Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2007 or June 30, 2008 that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheets at December 31, 2007 and June 30, 2008, and have recognized no interest and/or penalties in the statement of operations for the year ended December 31, 2007 and the three and six months ended June 30, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

We recorded an income tax provision of $57,000 and $70,000 for the three and six months ended June 30, 2008, which are related to foreign taxes on our international operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as ameneded. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change. All forward statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update any such statements to reflect events or circumstances after the date hereof.

SEQUENOM® , SpectroCHIP®, iPLEX® and MassARRAY® are registered trademarks and EpiTYPER™, SEQureDx™ and iSEQ™ are trademarks of SEQUENOM, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom was incorporated in 1994 under the laws of the State of Delaware.

Overview

We are a genetics company committed to providing genetic analysis products, services and diagnostic applications. Our products and services are designed to translate the results of genomic research into solutions for biomedical research, translational research, molecular medicine applications and research conducted in the agro (agricultural and livestock) industry. Our development efforts in various diagnostic applications include areas of noninvasive diagnostics in prenatal, oncology and infectious diseases and other disorders.

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance (in speed, accuracy and cost efficiency) nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our MassARRAY research and development efforts are committed to producing new and improved components and applications that deliver greater system versatility and reduce the cost per data point generated. MassARRAY technology is widely accepted as a leading high-performance DNA analysis platform for the fine mapping genotyping and quantitative gene expression markets and is gaining traction in new developing markets, such as epigenomics and pathogen typing. Our customers include some of the worldwide premier clinical research laboratories, biotechnology companies and academic institutions, as well as various government agencies. To provide customer support for our expanding user base and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe, India, Australiaand Asia, in addition to regional distribution partners in France, Israel, South Korea, New Zealand, Singapore, Taiwan and Turkey.

Our research and development activities are focused on enhancing and expanding our MassARRAY technology and applications, and in many cases these activities also serve to facilitate our diagnostics initiatives. We expect to expand our MassARRAY system product offerings with the following improvements and new product applications:

•

iSEQ Pathogen Typer – We launched this new application, which provides a method for identifying and typing microbes, viruses and other haploid organisms within hours as compared to days in other technologies.

•

Copy Number Variation (CNV) – We plan to launch our new application to identify CNVs in the third quarter of 2008. CNV refers to the genetic trait of differences in the number of copies of a particular gene present in the genome of an individual. Since CNVs often encompass genes that may have important roles both in human disease and drug response, understanding the mechanisms of CNV formation may also help scientists better understand human genome evolution.

•

Epigenomics – Epigenomics refers to the study of environmental factors that can cause an organism’s genes to behave (or “express themselves”) differently, even though the genes themselves may not change. We plan to launch our new Epi-designer application in the third quarter of 2008, and we believe this new application will aid researchers in identifying those genes that have mutated or have been influenced by environmental or other factors.

•	Onco-Gene Mutation Panel – We plan to launch a new panel for identifying patterns of genes associated with the development of specific cancers in the fourth quarter of 2008.

•

Optical Nanopore Sequencing Technology – We plan to complete the “proof of concept” of this technology, which we licensed from Harvard University and Boston University, in the fourth quarter of 2008. If successful, we plan to seek to develop a commercial application potentially as early as 2010. Optical Nanopore Sequencing Technology is a third generation sequencing technology that we believe may potentially provide whole genome sequencing for less than $1,000.

•	Closed Tube Assay – We plan to launch this application, which is intended to improve the workflow of our MassARRAY system, as early as the second half of 2009.

•	Other – We are developing other technologies and applications which we believe will further our efforts to be a leader in fine mapping and personalized medicine.

Our research and development efforts in molecular diagnostic products are focused on the development of noninvasive diagnostics (SEQureDx) for use on the MassARRAY system and other platforms. Initially, we are focused on providing this technology, which is noninvasive, using a simple maternal blood draw, for prenatal diagnostics. Our other diagnostic tests are also planned to be noninvasive and are expected to use simple blood draws from patients rather than invasive procedures such as surgery. We plan to initially commercialize this technology through laboratory partners in the form of Laboratory Developed Tests (LDTs), also known as “Home Brews,” which is the predominant approach used for current tests such as serum screening and invasive prenatal tests. In addition, following acquisition or build-out, we plan to commercialize this technology through our own CLIA (Clinical Laboratory Improvement Amendments, 1988) licensed laboratory. Concurrent with our LDT commercialization and revenue building activities, we plan to conduct the development activities necessary to file submissions with the Food and Drug Administration (FDA) seeking approval for selected diagnostic tests.

In December 2007, through a laboratory partner we launched a LDT for Rhesus D,(RHD), genotyping. During the third quarter of 2008, we plan to launch, through various laboratory partners, additional tests using our MassARRAY platform for RHD genotyping and by the end of 2008 a sex determination test for risk prognostication associated with x-linked disorders.

We are also developing a test for Trisomy 21 (Down syndrome). We plan to initially commercialize the test as a LDT through laboratory partners in the first half of 2009, and then through our CLIA licensed laboratory following acquisition or build-out. We are also expecting to conduct various development efforts to provide a FDA submission seeking approval of the test in 2011. In addition to Trisomy 21, we plan to develop other chromosomal tests, including tests for Trisomy 18 (Edwards syndrome) and Trisomy 13 (Patau syndrome).

We also plan to pursue development of other noninvasive prenatal tests which are relevant to diagnosing disorders or conditions such as thalassemias, cardiac disorders, congenital disorders and autism, as well as for oncology and infectious diseases and certain other diseases.

Overview of Operational Results

As of June 30, 2008, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis contract research services business. The impact of our product offerings and contract research services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We expect revenues from out-licensing and commercialization of our noninvasive prenatal diagnostics technology, including technology for RHD genotyping using a real-time polymerase chain reaction platform, to be minimal for the foreseeable future. To the extent that revenues are realized from our noninvasive prenatal diagnostics technology or from our prior disease gene discoveries, if at all, they may fluctuate significantly as revenues will be based upon the occurrence of certain milestones, our reliance upon and the progress made by our collaborative partners, successful product development and commercialization, and product demand, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of present and future collaborators and licensees who may need to invest significant dollar amounts in research and development efforts, commercialization efforts, clinical trials, and obtaining regulatory approvals over several years. Such revenues, if any, are uncertain and also depend on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We have a history of recurring losses from operations and have an accumulated deficit of $500.5 million as of June 30, 2008. As of June 30, 2008, we had available cash and cash equivalents totaling $28.2 million and working capital of $32.3 million. We also have approximately $6.7 million of auction rate securities (ARS) investments classified as noncurrent marketable securities as of June 30, 2008.

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

Subsequent to June 30, 2008, we closed an underwritten public offering of our common stock on July 1, 2008, totaling 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in net aggregate proceeds of approximately $92.0 million after deducting underwriting discounts, commissions and estimated transaction expenses.

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

During the first six months of 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our the year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Product revenues

Total product revenues for the three months ended June 30, 2008 increased to $12.8 million from $10.2 million for the same period in 2007 and is comprised of product sales and contract research services. Total revenues for the six months ended June 30, 2008 increased to $23.4 million from $20.0 million for the same period in 2007. Product revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, consumable revenues increased to $4.9 million and $9.6 million, respectively, from $3.8 million and $8.0 million due to an increased installed base of MassARRAY Compact systems to the comparative period.

System related revenue was $6.6 million and $11.2 million, respectively, for the three and six months ended June 30, 2008, compared to $5.4 million and $10.4 million, respectively, for the same period in 2007. The increase of $1.3 million for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to an increase in MassARRAY system sales to $5.9 million for the three months ended June 30, 2008 from $4.8 million for the same period in 2007. The increase in system related revenue of $0.8 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 was primarily due to an increase in MassARRAY system sales to $9.7 million from $9.2 million for the respective periods. Income from other system related revenue, MassARRAY system maintenance contracts, license fees and royalties, for the three months ended June 30, 2008 and 2007 was $0.7 million and $0.6 million, respectively. Revenue from other system related revenue, MassARRAY system maintenance contracts, license fees and royalties, for the six months ended June 30, 2008 and 2007 was $1.5 million and $1.2 million, respectively.

We recorded contract research service revenues of $1.2 million and $2.5 million, respectively, for the three and six months ended June 30, 2008, compared to $0.9 million and $1.7 million, respectively, for the comparative periods in 2007. The increases of $0.3 million and $0.8 million for the three and six months ended June 30, 2008, respectively, are attributable to our service business growth in primarily the commercial, clinical analysis and the academic research markets as we expand from the level of services provided in 2007.

Research and other revenues were approximately $75,000 and $120,000, respectively, for the three and six months ended June 30, 2008 compared to $0 and $11,000, respectively, for the three and six months ended June 30, 2007. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and six months ended June 30, 2008 were $4.3 million and $7.8 million, respectively, compared to $3.4 million and $7.1 million, respectively, for the same periods in 2007. Gross margins on product sales for the three and six months ended June 30, 2008 were 63% and 62%, respectively, compared to 63% and 61%, respectively, for the same periods in 2007. Gross margins slightly increased due to higher systems sales with a favorable mix of new systems at higher margins, as well as increased consumable sales that sell at higher average gross margins compared to systems sales.

Cost of contract research service revenues for the three and six months ended June 30, 2008 were $1.2 million and $2.3 million, respectively, compared to $0.7 million and $1.5 million, respectively, for the same periods in 2007. Gross margins primarily decreased due to higher costs in genetic analysis research services for the three and six months ended June 30, 2008, compared to the same periods in 2007 as increased operational expenses, primarily in salaries and related personnel expenses, did not incur until the second half of 2007 in anticipation of service contract requirements. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

For the three and six months ended June 30, 2008, the Company’s overall gross margin was 57% and 57%, respectively, compared to 59% and 57% in the comparative periods in 2007. The slight decrease in overall gross margin for the three months ended June 30, 2008 is attributable to increased consumables sales that sell at higher average gross margins, which were offset by lower margins in genetic analysis research services as compared the same period in 2007. The overall gross margin for the six months ended June 30, 2008 remained unchanged due to increased consumables sales in 2008, as well as stronger system related margins as compared to the same period in 2007, which were offset by an overall decrease in genetic analysis research services as compared the same period in 2007.

We believe that our gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of products sales and contract research services, competitive conditions, sales volumes, discounts offered, sales through distributors, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2008, increased to $6.4 and $11.3 million, compared to $4.3 million and $7.1 million for the same periods in 2007. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in expenses of $2.1 million for the three months ended June 30, 2008, compared to the same period in 2007 primarily relates to increased headcount, travel and related costs of $1.2 million, $0.2 million for higher share-based compensation charges, increased operating supplies of $0.6 million primarily associated with our noninvasive prenatal diagnostic research and development, $0.2 million in higher advisory board, license and maintenance fees, $0.1 million of increased depreciation and equipment related expenses and $0.2 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas. These increases were offset by decreased consultant and research and development related expenses of $0.4 million from higher development project costs incurred in 2007.

The increase in research and development expenses of $4.2 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily relates to increased salaries, travel and personnel costs of $2.4 million, $0.4 million for higher share-based compensation charges, increased operating supplies of $0.8 million primarily associated with our noninvasive prenatal diagnostic research and development, $0.2 million in higher advisory board, license and maintenance fees, $0.2 million of increased depreciation and equipment related expenses, $0.1 million for software maintenance expenses and $0.4 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas. These increases were offset by decreased consultant and research and development related expenses of $0.3 million from higher development project costs incurred in 2007.

Selling and marketing expenses

Selling and marketing expenses for the three and six months ended June 30, 2008 were $6.3 million and $12.1 million, respectively, compared to $3.9 million and $7.4 million for the same periods in 2007. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in expense of $2.4 million for sales and marketing expenses in the three months ended June 30, 2008 compared to the same period in 2007 were primarily affected by increased costs of $1.1 million for increased headcount and travel related expenses, $0.3 million for higher share-based compensation charges, $0.3 million of marketing expenses for projects associated with our noninvasive prenatal technology, $0.2 million from expensing of uncollectible accounts receivable, $0.1 million related to consulting expenses for sales consultants in Europe and diagnostic and genetic analysis marketing consultants, $0.2 million related to higher rent and increased operating supplies related to worldwide operations, $0.1 million of other related expenses consisting of higher postage charges and depreciation, and $0.2 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas. These increases were offset by decreased sales and marketing related expenses of $0.1 million from higher project costs incurred in 2007.

The increase of $4.7 million in sales and marketing expenses for the six months ended June 30, 2008 compared to the same period in 2007 was primarily affected by increased costs of $2.3 million for increased headcount and travel related expenses, $0.5 million for higher share-based compensation charges, $0.4 million of marketing expenses for projects associated with our noninvasive prenatal technology, $0.3 million from expensing of uncollectible accounts receivable, $0.4 million related to higher sales and marketing expenses consisting of sales costs, postage, customer support and feasibility studies, $0.2 million related to higher rent and increased operating supplies related to worldwide operations, $0.2 million for higher rent, utilities and maintenance expenses for worldwide offices, $0.1 million of other related expenses consisting of higher postage charges and depreciation, and $0.4 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas. These increases were offset by decreased sales and marketing consulting expenses of $0.1 million from higher costs incurred in 2007.

We expect our sales and marketing headcount and associated expenses to increase during 2008 as we strengthen our sales force for our MassARRAY system and related product sales and contract research services business and as we build our commercial development team for our noninvasive prenatal diagnostic tests.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2008 were $4.3 million and $7.6 million, compared to $3.1 million and $6.3 million for the same periods in 2007. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase of $1.2 million for the three months ended June 30, 2008 from the same period in 2007 was primarily due to $0.5 million for increased headcount and related expenses, $0.4 million for increased legal fees, $0.5 million in increased consulting, audit and tax related expenses, $0.3 million for increased software and equipment license, maintenance and communications expenses, $0.1 million for other general and administrative expenses consisting of depreciation, postage and board of director costs, and $0.4 million in higher share-based compensation charges, offset by the allocation of information technology department expenses to other functional departments of $1.0 million.

The increase of $1.3 million for the six months ended June 30, 2008 from the same period in 2007 was primarily due to $0.9 million for increased headcount and related expenses, $0.4 million for increased legal fees, $0.7 million in increased consulting, audit and tax related expenses, $0.5 million for increased software and equipment license, maintenance and communications expenses, $0.1 million for higher depreciation expense, and $0.8 million in higher share-based compensation charges, offset by the allocation of information technology department expenses to other functional departments of $1.9 million, as well as lower facilities charges related to rent of $0.2 million.

We expect general and administrative costs to increase in 2008 compared to 2007, as we build our infrastructure to support our anticipated growth.

Net interest income

Net interest income was $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2008, compared to $0.4 million and $0.7 million, respectively, for the same periods in 2007, as our cash, cash equivalents and marketable securities balances were slightly lower in the current periods from the utilization of financings completed during prior years.

Loss on marketable securities

Loss on marketable securities was $0.2 million and $1.1 million for the three and six months ended June 30, 2008, respectively, compared to no recognized loss in the comparable period. The recognized loss was due to an other-than-temporary impairment on two of our investments in ARS. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary in our remaining ARS investments, we would be required to adjust the carrying value of the investment through additional impairment charges.

Other expense, net

Other expense, net was $19,000 and $102,000 for the three and six months ended June 30, 2008 and 2007, respectively, compared to other income, net of $4,000 and other expense, net of $15,000 in the same periods in 2007. The increase in interest expense for the three and six months ended June 30, 2008, was due to the utilization of our asset-backed loan commencing in the third quarter of 2007 and our recent funding in the first quarter of 2008.

Liquidity and Capital Resources

As of June 30, 2008, cash and cash equivalents totaled $28.2 million, compared to $50.8 million at December 31, 2007. Our cash reserves are held in a variety of interest-bearing instruments, including certificates of deposit and U.S. Government instruments. We also have approximately $6.7 million of ARS investments classified as noncurrent marketable securities as of June 30, 2008.

We have a history of recurring losses from operations and have an accumulated deficit of $500.5 million as of June 30, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2008, we had working capital of $32.3 million.

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

Subsequent to June 30, 2008, we closed an underwritten public offering of our common stock on July 1, 2008, totaling 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in net aggregate proceeds of approximately $92.0 million after deducting underwriting discounts, commissions and estimated transaction expenses.

We consider the material drivers of our cash flow to be sales volumes, accounts receivable, inventory management and operating expenses. Our principal sources of liquidity are our cash and cash equivalents. Cash used in operations for the six months ended June 30, 2008, was $15.6 million compared to $8.3 million for the same period in 2007. The use of cash was primarily a result of the net loss of $18.4 million for the six months ended June 30, 2008, adjusted for non-cash items of depreciation and amortization of $1.1 million, share-based compensation of $2.8 million, loss on marketable securities of $1.1 million, non-cash compensation charges related to vesting of restricted stock of $0.2 million and bad debt expense of $0.3 million, offset by a non-cash change in deferred rent of $0.2 million. The changes in our operating assets and liabilities primarily consisted of an increase in inventories of $2.3 million, other current assets of $0.9 million and accounts payable and accrued expenses of $1.0 million. These decreases were offset by increases in accounts receivable of $0.7 million, deferred revenue of $0.8 million and other liabilities of $0.2 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our marketable securities and restricted cash of $31.0 million, consists of purchases for capital equipment that used $1.8 million in cash during the six months ended June 30, 2008.

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2008, compared to cash provided of $18.4 million for the same period in 2007. Financing activities during the six months ended June 30, 2008, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.7 million, proceeds from the exercise of warrants during the period of $0.1 million and proceeds from our equipment financing line of $0.6 million. Our cash used consisted of repayments on our asset-backed loan of $0.3 million for the three months ended June 30, 2008.

Based on our current plans, we believe our cash, cash equivalents and current marketable securities, will be sufficient to fund our operating expenses and capital requirements through at least 2010. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

•

the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic research and development, particularly for noninvasive prenatal diagnostics;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal diagnostic technology, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our legal expenses including those expenses associated with litigation and with intellectual property protection; and

•	regulatory changes and technological developments in our markets.

At June 30, 2008, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of the Newton, Massachusetts building lease agreement in December 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Marketable Securities and Fair Value Measurements

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we revised our investment policy in April 2008 to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. government securities with ratings of AAA, and repurchase agreements collateralized by U.S. government securities with ratings of AAA. Our investment policy includes a minimum quality rating for all new investments, as well as limits the amount of credit exposure to any one issuer. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment.

At June 30, 2008, $9.4 million of principal was invested in auction rate securities (ARS). The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages. All ARS investments purchased by us had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held at December 31, 2007 and June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

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

Due to the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes in 2008, which allows sufficient time for the securities to return to full value, we have classified all ARS investments as noncurrent assets on the unaudited Condensed Consolidated Balance Sheet at June 30, 2008 of $6.7 million. Although the ARS continue to pay interest according to their stated terms, based on changes in assumptions and input from our valuation models and an analysis of other-than-temporary impairment factors, a recognized loss of approximately $0.3 million and $1.1 million was recorded for the three and six months ended June 30, 2008, respectively, of which $0.5 million represented the reclassification of previously recorded unrealized losses in other comprehensive income that we recorded in the first quarter of 2008 and reflects the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. The $0.3 million and $1.1 million impairment charges do not have a material impact on our liquidity or financial flexibility. If we determine that any future valuation adjustment was other than temporary, we would record a charge to operations as appropriate. Any future fluctuation in fair value related to these instruments that we determine to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.

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

Functional currency of operations	As of June 30, 2008 Net foreign monetary assets/(liabilities)
	USD	GBP
	($ in millions)
Euro	$0.3	$—

A movement of 10% in the U.S. dollar to EUR exchange rate would create an unrealized gain or loss of approximately $35,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended June 30, 2008. We had no deferred gains or losses during the period covered.

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

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of June 30, 2008. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of June 30, 2008, to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. The deadline for the focus case issuers to answer the complaints is August 31, 2008.

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

On June 5, 2008, we were named as a defendant in a complaint filed by plaintiffs Beckman Coulter Inc. and Orchid Cellmark Inc. in the United States District Court for the Southern District of California. In the complaint, the plaintiffs allege that we are infringing three patents owned by Orchid Cellmark Inc. and licensed to Beckman Coulter Inc. by making and selling our iPLEX products and teaching our customers how to use the products. The plaintiffs seek a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. We believe that the plaintiffs’ claims are without merit and will vigorously defend against the claims advanced in the complaint.

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

We have limited experience.

Many of our technologies, particularly our noninvasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to commercialize new products and create new applications for our products. We are developing research-use-only and diagnostic applications for our MassARRAY platform and we have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our products perform properly and are cost-effective, and we or our partners will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

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

•

our ability to develop new applications and products, such as noninvasive prenatal or other diagnostic assays and other diagnostic technologies, the success of such applications and products, and our ability to improve current products to increase demand for such products;

•

the potential need to acquire licenses to new technology, including genetic markers that may be useful in diagnostic applications, or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•

our research and development progress and how rapidly we are able to achieve technical milestones, including the milestone of sufficient fetal DNA enrichment and/or RNA based solutions with respect to our noninvasive prenatal technologies;

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

•	our ability to clinically validate any potential noninvasive prenatal or other diagnostic related products and obtain regulatory approval of any potential products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year, the number, timing, and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems and the number, timing and type of contract research services agreements that we enter into. Changes in the relative mix of our MassARRAY system and consumables sales and service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our revenues and operating results are also difficult to predict because they depend upon the activities of our distributors. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses. Although we plan to invest substantial capital toward developing noninvasive prenatal and other diagnostic assays during 2008, we do not expect significant revenues from our diagnostic related initiatives during 2008.

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

Our business may require additional investment that we have not yet secured. As of June 30, 2008, we have available cash and cash equivalents of approximately $28.2 million. We also have approximately $6.7 million of auction rate securities, or ARS, investments classified as noncurrent marketable securities at June 30, 2008.

We believe our cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements through 2010. However, based upon our current plans, our business will require additional investment that we have not yet secured. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

•

the extent of our investment in diagnostic technology, including prenatal genetic analysis technology, molecular diagnostics and noninvasive prenatal diagnostic technology, development, commercialization, and regulatory approval;

•

our success in, and the expenses associated with, researching, developing and commercializing diagnostic products, alone or in collaboration with our partners, and obtaining any required regulatory approval for those products;

•	the level of our success alone or in collaboration with our partners in launching and selling any diagnostic products and services;

•

the extent of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic assay and other technology research and development;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•

the level of our legal expenses, including those expenses associated with intellectual property protection and those expenses and any damages payments associated with litigation, including intellectual property litigation;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	our ability to liquidate any ARS holdings;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital raising transactions, such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may depend upon our stock being quoted on the NASDAQ Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities.

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

•

changes in the regulatory environment affecting health care and health care providers, and, for example, recent draft FDA guidance which, if effected, may impose additional restrictions on CLIA licensed laboratories performing laboratory diagnostic tests;

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 38% and 41% of our total revenues for the three and six months ended June 30, 2008, respectively, compared to 37% and 40% of our total revenues for the three and six months ended June 30, 2007, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

We may not be able to generate any revenue from noninvasive prenatal research-use-only or diagnostic tests, or any other tests we may develop.

We have committed significant research and development resources to the development of research-use-only and diagnostic tests, particularly noninvasive prenatal tests, for use on our MassARRAY system and other platforms. Although our licensed partner launched the first research-use-only test, a test for RHD using a reverse transcription polymerase chain reaction (RT-PCR) platform in early 2008, there is no guarantee that our partner or we will successfully generate significant revenues from this or any other tests for any use. We have no experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal research-use-only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop noninvasive prenatal research-use-only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•	reliance on third-party CLIA-certified laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on third parties to manufacture any noninvasive prenatal research-use-only or diagnostic or other tests that we may develop;

•	the availability of alternative and competing tests or products;

•	compliance with federal, state (including New York state) and foreign regulations for the sale and marketing of research-use-only or diagnostic or other tests, including noninvasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness of noninvasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers;

•	the extent and success of our sales and marketing efforts;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from diagnostic or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests; and

•	intellectual property rights held by others.

If our customers are unable to adequately prepare samples for our MassARRAY system, the overall market demand for our products may decline.

Before using the MassARRAY system, customers must prepare samples by following several steps that are subject to human error, including DNA isolation and DNA amplification. If DNA samples are not prepared appropriately, or the proposed assays are too complex, the MassARRAY system may not generate a reading or a correct reading. If our customers experience these difficulties, they might achieve lower throughput levels than specified for the system. If our customers are unable to generate expected levels of throughput, they might not continue to purchase our consumables, they could express their discontent with our products to others, or they could collaborate with others to jointly benefit from the use of our products. Any or all of these actions would reduce the overall market demand for our products. From time to time, we have experienced customer complaints regarding data quality and difficulty in processing more complex assays.

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

A number of potential applications of our MassARRAY technology, including research-use-only and diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our products or applications, such as gene expression analysis, epigenetic analysis or iPLEX Gold multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Achieving market acceptance will depend on many factors, including demonstrating to customers that our technology is cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies our mass spectrometers, PSI, Inc. supplies our chips, Majer Precision Engineering, Inc. supplies the pins for the pin-tools and Paragon Medsystems LLC and Thermo Fischer Matrix who supply our nano dispenser liquid handling devices.

Our consumables also include components provided by sole suppliers, New England Biolabs, Epicentre, BioRad, and USB. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips, problems with laser reliability in our mass spectrometers supplied by Bruker and lengthy delays in obtaining lasers for replacement, problems with matrix crystallization on our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY Compact system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, diagnostic assays including noninvasive prenatal diagnostic products, or other products using our products, services, or discoveries.

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

If a licensee discovers or develops diagnostic products or we or a collaborator discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator (hereafter referred to as “partner”) for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated and we may also lose exclusive (as in the case of our license agreement with Isis Innovation Ltd, or ISIS, under which we in-license our fundamental noninvasive prenatal diagnostic technology) or non-exclusive license rights to intellectual property that are required to commercialize such products. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.

Our ability to compete in the market may decline if we lose or may not obtain some of our intellectual property rights.

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions and reexaminations, as is the case with the appeal pending before the European Patent Office with respect to the patent rights that we in-licensed from ISIS for prenatal diagnostics (United States Patent No. 6,258,540 and European Patent No. 994963), and as a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop noninvasive prenatal tests or other diagnostic tests or products, technologies or methods in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, reexaminations or litigation against others. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. We may not prevail in these activities. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.

*Claims by other companies that we infringe their intellectual property rights or that patents on which we rely are invalid could adversely affect our business.

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. For example, we were recently named as a defendant in a lawsuit brought by Beckman Coulter Inc. and Orchid Cellmark Inc. In this lawsuit, Beckman Coulter and Orchid Cellmark have alleged that by making and selling our iPLEX products and teaching our customers how to use these products, we are infringing, contributing, and inducing others to infringe three patents owned by Orchid Cellmark. We may not prevail in this litigation or any future lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products from which we derive a substantial portion of our revenues, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of our products from the market or we could be required to redesign our products, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and and/or product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business and may harm our reputation.

Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own. Such adverse decisions may negatively impact our revenues.

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

We may not successfully obtain regulatory approval of any noninvasive prenatal or other diagnostic product or other product which we or our licensing or collaborative partners develop and we may not be able to successfully partner with CLIA licensed laboratories with respect to research-use-only products.

Products that we or our collaborators develop in the molecular medicine, diagnostic, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval, or PMA, or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to six months from submission, but can take significantly longer. The PMA process is much more costly, lengthy, uncertain, and generally takes from nine months to one year or longer from submission. Also, recent draft guidance from the FDA suggests changes in regulations that would be applicable to CLIA licensed laboratories which, if such regulations become effective, could burden and delay our ability to partner or collaborate with CLIA licensed laboratories with respect to our commercialization plans for diagnostic products. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes, and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the diagnostic pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

*The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials that will be required to obtain either PMA or 510(k) clearance from the FDA prior to marketing any of our product candidates. Our product candidates may fail to demonstrate positive results in clinical trials despite having progressed through earlier-stage trials. In particular, the limited results that we have obtained for our prenatal diagnostic tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a product development program. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization.

If the validity of the consents from volunteers were to be challenged, we could be forced to stop using some of our resources, which would hinder our gene discovery outlicensing efforts and our diagnostic product development efforts.

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our subsidiaries and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples provided for purposes which extend to include diagnostic product development activities. We have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and, to a large extent, we rely upon our clinical collaborators for appropriate compliance with the voluntary consents provided and with local law and regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical or genetic resources, which would hinder our diagnostic product development efforts. We could become involved in legal challenges, which could consume a substantial proportion of our management and financial resources.

If we cannot obtain licenses to patented SNPs and genes, we could be prevented from obtaining significant revenue or becoming profitable.

The U.S. Patent and Trademark Office has issued and continues to issue patents claiming single nucleotide polymorphism, or SNP, and gene discoveries and their related associations and functions. If certain SNPs and genes are patented, we will need to obtain rights to those SNPs and genes to develop, use, and sell related assays and other types of products or services utilizing such SNPs and genes. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes, we might never achieve significant revenue from our diagnostic product development.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from ISIS (United States Patent No. 6,258,540 and foreign equivalents), to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, we risk losing our exclusive license rights from ISIS. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications and generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely effect our business.

In addition, our government grants provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

Because we exclusively licensed our noninvasive prenatal diagnostic and gender determination testing rights from ISIS any dispute with ISIS may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights.

In October 2005, we entered into an exclusive license to noninvasive prenatal diagnostic rights (United States Patent No. 6,258,540 and foreign equivalents) with ISIS which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for noninvasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop noninvasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and ISIS regarding our rights under the license agreement, or we do not achieve certain commercial launch milestones, in a timely manner, our ability to exclusively commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these diagnostic tests.

If we do not succeed in obtaining development and marketing rights for products developed in collaboration with others, our revenue and profitability prospects could be substantially harmed.

Our business strategy includes, in part, the development of noninvasive prenatal diagnostic and other products in collaboration with others, or utilizing the technology of others, and we intend to obtain commercialization or royalty rights to those products or technologies. If we are unable to obtain such rights, or are unable to do so on favorable financial terms, our revenue and profitability prospects could be substantially harmed. To date, we have initiated limited activities towards commercializing products developed in collaboration with, or utilizing the technology of, others. Even if we obtain commercialization rights, commercialization of products may require resources that we do not currently possess and may not be able to develop or obtain, or commercialization may be financially unattractive based upon the revenue-sharing terms offered by potential licensors or provided for in the relevant agreement.

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

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our mass spectrometers, PSI, Inc. supplies our chips and Majer Precision Engineering supplies the pins for our present nanodispenser (pin-tool) product, and New England Biolabs, Epicentre and USB supply us with reagents used with our consumables. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. We have minimum purchase obligations under our supply agreement with Bruker. As a result, in the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

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

The biotechnology and diagnostic industries are highly competitive. We expect to compete with a broad range of companies in the United States and other countries that are engaged in the development and production of products, applications, services, and strategies to analyze genetic information and strategies to develop and commercialize diagnostic, noninvasive prenatal diagnostic, and other products for customers in the clinical research and clinical marker validation and molecular medicine fields as well as diagnostic service laboratories, animal testing and food safety labs, and customers in other markets. They include:

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

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 42% and 48% of our sales were made outside of the United States during the three and six months ended June 30, 2008, respectively, compared to 43% and 47% for the three and six months ended June 30, 2007, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and our partners and collaborators prepare to commercialize research-use-only or other types of noninvasive prenatal tests. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $5 million. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

*Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our marketable securities consist of ARS, corporate debt securities and government agency securities. As of June 30, 2008, our marketable securities consisted of $9.4 million of ARS issued primarily by municipalities and insurance companies that have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of ARS. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining ARS. In the event we need to access the illiquid securities, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or until maturity. As of June 30, 2008, the carrying value of all ARS was reduced by $2.7 million, from $9.4 million to approximately $6.7 million, reflecting the change in fair market value. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, recognized losses of approximately $0.3 million and $1.1 million have been recorded for the three and six months ended June 30, 2008, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings. There is no guarantee that we will be able to liquidate our remaining ARS or might have to incur further recognized losses. In addition, during the first quarter of 2008, one of our ARS investments was downgraded to a credit rating of B2 and it is possible that our remaining ARS investments may be subject to additional credit rating downgrades, which could affect the value of the securities and any ability we may have to liquidate these securities in the future.

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

Our Annual Meeting of Stockholders was held on May 29, 2008. At the Annual Meeting, the stockholders of the Company (i) elected eight directors to hold office until our 2009 Annual Meeting of Stockholders, (ii) approved an amendment to our 2006 Equity Incentive Plan to increase the number of shares of common stock available for issuance under such plan by 1,500,000 shares and (iii) ratified the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

We had 45,406,215 shares of common stock outstanding and entitled to vote as of the close of business on April 2, 2008, the record date for the Annual Meeting. At the Annual Meeting, 34,695,328 shares of common stock were present in person or represented by proxy for the three proposals indicated above. The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1: To elect eight directors to hold office until our 2009 Annual Meeting of Stockholders.

Director	Votes in Favor	Votes Withheld
Ernst-Gunter Afting, Ph.D., M.D.	33,256,959	1,438,369
Charles R. Cantor, Ph.D.	33,243,084	1,452,244
John A. Fazio	33,306,348	1,388,980
Harry F. Hixson, Jr., Ph.D.	33,013,927	1,681,401
Richard A. Lerner, M.D.	32,963,912	1,731,416
Ronald M. Lindsay, Ph.D.	32,042,279	2,653,049
Harry Stylli, Ph.D.	33,246,576	1,448,752
Kathleen M. Wiltsey	33,296,670	1,398,658

Proposal 2: To amend to our 2006 Equity Incentive Plan to increase the number of shares of common stock available for issuance under such plan by 1,500,000 shares.

Votes in Favor	21,245,020
Votes Against	2,985,320
Abstentions	45,856
Broker Non-Votes	—

Proposal 3: To ratify the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

Votes in Favor	34,589,285
Votes Against	89,176
Abstentions	16,856

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1 (1)	Restated Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of Registrant, as amended

4.1 (1)	Specimen common stock certificate

10.1(3)	2006 Equity Incentive Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 2, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: July 31, 2008	By:	/s/ Paul Hawran
Paul Hawran
Chief Financial Officer