Form 10-Q
period 2008-09-30
SEQUENOM INC
filed 2008-10-31
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 20, 2008, was 60,675,573.

SEQUENOM, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,776	$13,116
Marketable securities	—	37,704
Restricted cash	1,330	1,330
Accounts receivable, net	8,690	10,957
Inventories, net	8,656	4,191
Other current assets and prepaid expenses	1,906	1,094

Total current assets	133,358	68,392
Equipment and leasehold improvements, net	6,706	5,959
Marketable securities, less current	6,628	929
Other long-term assets	713	766

Total assets	$147,405	$76,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,965	$8,408
Accrued expenses	7,194	5,669
Accrued acquisition and integration costs	237	237
Deferred revenue	1,421	873
Current portion asset-backed loan	623	424
Other current liabilities	621	91

Total current liabilities	17,061	15,702
Deferred revenue, less current portion	415	335
Other long-term liabilities	4,128	4,437
Long-term portion asset-backed loan	828	823
Long-term accrued acquisition and integration costs, less current portion	306	484
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 60,670,761 and 44,888,656 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	61	44
Additional paid-in capital	634,909	536,022
Accumulated other comprehensive income	558	319
Accumulated deficit	(510,861)	(482,120)

Total stockholders’ equity	124,667	54,265

Total liabilities and stockholders’ equity	$147,405	$76,046

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Product revenues:
Consumables	$4,958	$4,033	$14,558	$11,951
System related	5,710	4,926	16,911	15,321
Services	902	885	3,450	2,599
Research and other	—	—	71	18

Total revenues	11,570	9,844	34,990	29,889

Costs and expenses:
Cost of product revenue	3,492	3,388	11,314	10,486
Cost of service revenue	1,036	1,085	3,348	2,567
Research and development	7,083	2,758	18,381	9,889
Selling and marketing	5,860	4,585	17,999	11,941
General and administrative	4,843	3,858	12,464	10,133

Total costs and expenses	22,314	15,674	63,506	45,016

Loss from operations	(10,744)	(5,830)	(28,516)	(15,127)
Interest income, net	505	402	1,151	1,142
Loss on marketable securities	(100)	—	(1,171)	—
Other (expense) income, net	(29)	(63)	(131)	(79)

Loss before income taxes	(10,368)	(5,491)	(28,667)	(14,064)
Income tax expense	(3)	(2)	(74)	(6)

Net loss	$(10,371)	$(5,493)	$(28,741)	$(14,070)

Net loss per share, basic and diluted	$(0.18)	$(0.14)	$(0.57)	$(0.38)

Weighted average shares outstanding, basic and diluted	59,115	40,262	50,562	37,264

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(28,741)	$(14,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,018	1,994
Depreciation and amortization	1,764	1,406
Loss on marketable securities	1,171	—
Deferred rent	(308)	1,734
Bad debt expense	221	139
Restricted stock	161	—
Other non-cash items	5	336
Changes in operating assets and liabilities:
Accounts receivable, net	2,028	(3,411)
Inventories, net	(4,478)	(191)
Other current assets and prepaid expenses	(836)	(1,361)
Accounts payable and accrued expenses	187	879
Deferred revenue	651	(629)
Other liabilities	561	385

Net cash used in operating activities	(22,596)	(12,789)
Investing activities
Purchases of equipment and leasehold improvements	(2,442)	(2,760)
Purchases of marketable securities	(14,821)	(40,500)
Sales of marketable securities	24,217	36,504
Maturities of marketable securities	21,683	2,255
Net change in restricted cash	(42)	18

Net cash provided by (used in) investing activities	28,595	(4,483)
Financing activities
Proceeds from exercise of stock options and ESPP purchases	1,532	329
Proceeds from issuance of common stock and warrants	91,928	18,539
Borrowings from asset-backed loan	610	692
Repayments on asset-backed loan	(406)	(19)

Net cash provided by financing activities	93,664	19,541

Net increase in cash and cash equivalents	99,663	2,269
Effect of exchange rate changes on cash and cash equivalents	(3)	139
Cash and cash equivalents at beginning of period	13,116	1,932

Cash and cash equivalents at end of period	$112,776	$4,340

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to inventory valuation and warranty liabilities, which affect cost of sales and gross margin; the allowance for doubtful accounts, which affects revenue recognition; our discounted cash flow analysis valuation model, which affects the valuation of our auction rate securities (ARS); and the valuation of deferred income taxes, which affects income tax expense and benefit. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

On May 5, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

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

We have a history of recurring losses from operations and have an accumulated deficit of $510.9 million as of September 30, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2008, we had available cash and cash equivalents totaling $112.8 million and working capital of $116.3 million. We also have approximately $6.6 million of ARS investments classified as noncurrent marketable securities at September 30, 2008.

In July 2008 we closed an underwritten public offering of our common stock. Additionally, in April 2007, we closed a registered direct offering of our common stock and in October 2007 we closed a private placement of our common stock. A more detailed description of our equity offerings is discussed in Note 7 “Stockholders’ Equity.”

(3)	Marketable Securities and Fair Value Measurements

Marketable securities

We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and determined the appropriate classification of marketable securities was “available-for-sale” at the time of purchase. As such, at September 30, 2008 and December 31, 2007, all of our investments in marketable securities were reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of available-for-sale securities.

Historically, we have invested in ARS, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. At September 30, 2008 and December 31, 2007, $9.4 million and $20.9 million of principal were invested in ARS, respectively. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages.

Consistent with our investment policy guidelines in effect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million ARS held by us at September 30, 2008, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate. Two of our ARS investments, which we continue to hold, were downgraded to credit ratings of B3 and Baa2, respectively, since the beginning of 2008.

The estimated market value of all ARS holdings at September 30, 2008, was approximately $6.6 million, which reflects a $2.8 million adjustment to the principal value of $9.4 million. The $2.8 million adjustment consists of a $2.3 million other-than-temporary impairment loss charged to operations and a $0.5 million unrealized loss recorded to accumulated other comprehensive income. Although the ARS continue to pay interest according to their stated terms, based on input assumptions to valuation models and an analysis of other-than-temporary impairment factors, we recorded losses of approximately $0.1 million and $1.2 million for the three and nine months ended September 30, 2008, respectively. Approximately $0.5 million of the recorded loss for the nine months ended September 30, 2008 represented the reclassification of previously recorded unrealized losses in other comprehensive income that we recorded in the first quarter of 2008 and reflected the portion of ARS holdings that we have now concluded have an other-than-temporary decline in value. As of September 30, 2008, the accumulated unrealized losses in other comprehensive income total $0.5 million related to ARS.

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

Level 1—Quoted prices in active markets for identical assets or liabilities. We have determined that our investments in money market accounts, certificates of deposit and U.S. Government securities meet the criteria for definition within the Level 1 hierarchy.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We have determined that our investments in commercial paper meet the criteria for definition within the Level 2 hierarchy.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have determined that our investments in ARS meet the criteria for definition within Level 3 hierarchy.

The fair values of our investments in ARS instruments are estimated utilizing a discounted cash flow analysis valuation model as of September 30, 2008. This analysis considers, among other items, the collateral underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has also reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

Based on the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes in 2008, which allows sufficient time for the securities to return to full value, we have classified these investments as noncurrent assets on the unaudited Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007 of $6.6 million and $1.0 million, respectively. If we determine that any future valuation adjustment was other than temporary, we would record a charge to operations as appropriate, based on changes in assumptions and input from our valuation models. Any future fluctuation in fair value related to these instruments that we determine to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

(in thousands) Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$109,230	$109,230	$—	$—
Restricted cash	1,330	1,330	—	—
Marketable securities, non-current[1]	6,628	—	—	6,628

Total	$117,188	$110,560	$—	$6,628

[1]

Gains or losses considered to be temporary are recorded to accumulated other comprehensive loss at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at September 30, 2008:

(in thousands)	Auction Rate Securities
Balance at December 31, 2007	$19,018
Transfers to Level 3	—
Total gains or losses:
Included in operations	(1,171)
Recognized loss previously included in other comprehensive income	469
Included in other comprehensive loss	(197)
Purchases and settlements, net	(11,491)

Balance at September 30, 2008	$6,628

Gains or losses included in operations (or changes in net assets) for the period (above) relating to assets still held at September 30, 2008
Total losses for the nine months ended September 30, 2008, included in operations	$(1,171)

Total change in unrealized losses included in other comprehensive loss	$272

(4)	Comprehensive Loss

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Comprehensive loss:
Net loss	$(10,371)	$(5,493)	$(28,741)	$(14,070)
Unrealized (loss) gain on marketable securities	(5)	8	253	—
Foreign currency translation adjustments	(384)	223	(14)	287

Comprehensive loss	$(10,760)	$(5,262)	$(28,502)	$(13,783)

(5)	Net Loss Per Share

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

(6)	Asset Purchase Agreement

On September 22, 2008, we entered into an Asset Purchase Agreement (the “Agreement”) by and among us, Sequenom Center for Molecular Medicine, LLC, our wholly owned subsidiary, the Center for Molecular Medicine (CMM), VAI Innovations, LLC, (“VAI”) and Spectrum Health Hospitals (“Spectrum”), pursuant to which we have agreed to acquire certain assets from CMM related to CMM’s business in advanced molecular pathology laboratory services relating to diagnostics, translational research and clinical trials. Under the terms of the Agreement, we will pay to CMM $4.0 million, less all cash and cash equivalents. Ninety percent of the purchase price will be comprised of shares of our common stock to be issued to CMM at the closing of the transaction and ten percent will be comprised of cash to be deposited into an escrow account. The escrow account will remain in place for 18 months following the closing of the transaction to satisfy potential indemnification claims.

The closing is subject to the satisfaction or waiver of a number of closing conditions, including, among others, the accuracy of representations and warranties, compliance with covenants in the Agreement, satisfactory completion of our due diligence review, receipt of necessary governmental approvals and receipt of necessary third party consents.

The Agreement may be terminated (i) by mutual written consent, (ii) by either CMM or us if the closing of the transaction has not taken place by December 31, 2008, (iii) by either CMM or us in the event that the other party materially breaches the Agreement (subject to a right to cure) and (iv) by either CMM or us in the event that the other party fails to satisfy its closing conditions. The Agreement is anticipated to close during the fourth quarter of 2008.

(7)	Stockholders’ Equity

On July 1, 2008, we closed an underwritten public offering of our common stock totaling 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in net aggregate proceeds of approximately $91.9 million after deducting underwriting discounts, commissions and estimated transaction expenses.

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

(8)	Share-Based Compensation

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

For the three months ended September 30, 2008 and 2007, we recorded $1,610,000 and $810,000 of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as a component of research and development expense ($312,000 and $166,000), selling and marketing expense ($384,000 and $175,000) and general and administrative expense ($914,000 and $469,000) for the three months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008 and 2007, we recorded $4,256,000 and $1,693,000 of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as a component of research and development expense ($883,000 and $304,000), selling and marketing expense ($1,038,000 and $350,000) and general and administrative expense ($2,335,000 and $1,039,000) for the nine months ended September 30, 2008 and 2007, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

We account for options granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total share-based compensation for options granted to non-employees for the three months ended September 30, 2008 and 2007, was $382,000 and $36,000, respectively, and is included in research and development expenses ($100,000 and $9,000) and in sales and marketing expenses ($282,000 and $27,000). For the nine months ended September 30, 2008 and 2007, total share-based compensation for options granted to non-employees was $473,000 and $79,000, respectively, and is included in research and development expenses ($113,000 and $11,000), in sales and marketing expenses ($360,000 and $29,000), and in general and administrative expenses ($0 and $39,000) in the statements of operations.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. On May 29, 2008, our stock holders approved an amendment to the 2006 Plan to increase the share reserve for issuance under the 2006

Plan by an additional 1,500,000 shares of common stock. As of September 30, 2008, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 8,272,353 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

On January 18, 2007, we granted restricted stock awards to certain executive officers and employees. At December 31, 2007, 57,126 shares with a weighted average grant date fair value of $4.60 per share remained outstanding and 7,247 shares were cancelled prior to vesting. The awards fully vested on January 18, 2008.

On October 18, 2007, we granted 50,000 restricted stock units to an executive officer with a grant date fair value of $11.04. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, then vest in equal monthly installments thereafter. At September 30, 2008, all units remain outstanding.

On January 29, 2008, we granted 18,628 restricted stock awards and 20,974 restricted stock units to certain executive officers and employees with a weighted average grant date fair value of $8.16 per share. During the three months ended September 30, 2008, restricted stock awards totaling 1,781 were cancelled. The remaining awards will be fully vested on January 29, 2009.

On July 17, 2008, we granted 55,555 restricted stock units to an executive officer with a grant date fair value of $20.00 per share. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, then vest in equal monthly installments thereafter. At September 30, 2008, all units remain outstanding.

Employee Stock Purchase Plan

In 1999 we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of September 30, 2008, we had reserved 851,676 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP allows for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the closing stock price at the beginning or end of the period.

In October 2006 our Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings will be for a duration of six months and will consist of one purchase interval, but will not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing on February 1, 2007. Those employees not electing to enroll in the new offering period continued under the then current offering until the 24 month offering period expires. On July 31, 2008, the final 24 month offering period expired and all ESPP participants are now under six month offering periods. As of September 30, 2008, employees have contributed approximately $0.1 million to the current offering period of the 1999 ESPP, since the beginning of the offering period that commenced August 1, 2008. For the three months ended September 30, 2008 and 2007, we have recognized $232,000 and $4,000, respectively, as share-based compensation expense related to the 1999 ESPP Plan. For the nine months ended September 30, 2008 and 2007, we have recognized $236,000 and $8,000, respectively, as share-based compensation expense related to the 1999 ESPP Plan.

Warrants

In connection with the acquisition of Axiom Biotechnologies (Axiom) in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,512 shares of our common stock at an exercise price of $50.19 per share. As of September 30, 2008, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of September 30, 2008, the warrant remains outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share.

During the three months ended September 30, 2008, investors exercised 4,313,453 warrants utilizing cashless exercises to purchase 3,883,030 shares of our common stock. As of September 30, 2008, all of the warrants issued in connection with the private placement had been exercised and no warrants remained outstanding.

Additionally in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share and expires in June 2011. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends, but not for other issuances of our common stock. During the three months ended September 30, 2008, the placement agent exercised 59,066 warrants utilizing cashless exercises to purchase 52,114 shares of our common stock. As of September 30, 2008, warrants to purchase an aggregate of 7,500 shares remained outstanding and exercisable.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

	September 30,
	2008	2007
Risk free interest rates	3.5%	4.7%
Volatility	96.3%	83.0%
Dividend yield	0%	0%
Expected option term (years)	6.6	6.4

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

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 12.4% based on historical experience. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each stock option granted to employees during the three months ended September 30, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model was $16.46 and $3.53, respectively, per share of our common stock subject to the stock option.

A summary of the status of our stock option plans as of September 30, 2008, and of changes in stock options outstanding under the plans during the nine months ended September 30, 2008, is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,080,236	$6.16
Granted	1,542,356	11.23
Cancelled	(239,949)	6.58
Exercised	(198,192)	4.87

Outstanding at September 30, 2008	6,184,451	$7.45	8.0	$125,009,484

Options vested and exercisable at September 30, 2008	2,664,707	$8.06	7.0	$55,899,186

As of September 30, 2008, there was $14.2 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. Cash received from stock option exercises for the nine months ended September 30, 2008 and 2007 was $964,000 and $225,000, respectively. At September 30, 2008, there were 1,961,373 shares available for future option grants.

(9)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw materials	$5,569	$3,053
Work in process	1,057	—
Finished goods	2,030	1,138

Total	$8,656	$4,191

Inventories are shown net of excess and obsolescence reserves of $1.5 million and $1.1 million at September 30, 2008 and December 31, 2007, respectively.

(10)	Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum fundings of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings will be secured by the underlying financed equipment.

As of September 30, 2008, we have an aggregate of $1.5 million outstanding on this asset-backed loan line relating to four fundings with interest rates from 9.73% to 10.6% to be repaid in 36 monthly installments.

(11)	Acquisition and Integration Costs

As of September 30, 2008, we had approximately $0.5 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity in the three months ended September 30, 2008, was as follows (in thousands):

	Balance at December 31, 2007	Deductions	Balance at September 30, 2008
	(Audited)	(Unaudited)	(Unaudited)
Costs to close facilities and exit lease commitments	$721	$(178)	$543

(12)	Warranty Costs and Reserves

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

Changes in our warranty liability during the three months ended September 30, 2008, were as follows (in thousands):

Balance as of December 31, 2007	$526
Additions charged to cost of revenues	467
Repairs and replacements	(409)

Balance as of September 30, 2008	$584

(13)	Litigation

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. The focus case defendants now have until October 31, 2008 to answer the amended complaints.

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

On June 5, 2008, we were named as a defendant in a complaint filed by plaintiffs Beckman Coulter Inc. and Orchid Cellmark Inc. in the United States District Court for the Southern District of California. In the complaint, the plaintiffs allege that we are infringing three patents owned by Orchid Cellmark Inc. and licensed to Beckman Coulter Inc. by making and selling our iPLEX products and teaching our customers how to use the products. The plaintiffs seek a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. On August 15, 2008, we filed an answer and counter claims against plaintiffs seeking declaratory judgments that the patents are not infringed and are invalid and/or unenforceable. We believe that the plaintiffs’ claims are without merit and will vigorously defend against the claims advanced in the complaint.

Recently on October 30, 2008, we filed a patent infringement suit against Ibis Biosciences, Inc., a subsidiary of Isis Pharmaceuticals, Inc. The lawsuit was filed in the United States District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(14) Income Taxes—

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

We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2007 or September 30, 2008 that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheets at December 31, 2007 and September 30, 2008, and have recognized no interest and/or penalties in the statement of operations for the year ended December 31, 2007 and the three and nine months ended September 30, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the U.S., foreign and various state jurisdictions. Our tax years for 1993 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

New Tax Legislation

The Housing and Economic Recovery Act of 2008 (P.L. 110-289), which was signed by the President on July 30, 2008 contains a special tax benefit that is available to corporations making capital investments eligible for “50-percent bonus depreciation” during the period April 1 through December 31, 2008 (or during 2009 for certain long-lived and transportation property). The election permits a taxpayer to receive a cash benefit from current utilization of carry-forward credits, in exchange for relinquishing the larger NOL otherwise generated by bonus depreciation.

A taxpayer making the election will be allowed to claim a credit or refund in an amount equal to lowest of the following three amounts: (1) $30 million; (2) 6% of the taxpayer’s accumulated R&D credit carry-forward amounts and AMT credits generated from taxable years beginning before 2006; or (3) the 20% of the additional “bonus depreciation” that the taxpayer otherwise would have been entitled to claim under IRC § 168(k) for qualifying property placed in service between April 1st and December 31st of 2008 had the taxpayer not opted to claim the special refundable credit.

The Company plans to determine the impact of this legislation during the fourth quarter and any benefit will be recorded at year end.

On September 23, 2008, the California Governor signed 2008-2009 budget legislation that contains significant tax law changes. This legislation suspends Net Operating Loss (“NOL”) deductions for tax years beginning on or after January 1, 2008, and before January 1, 2010. This legislation also limits the maximum amount of a taxpayer’s liability that may be offset by tax credits for taxable years beginning on or after January 1, 2008, and before January 1, 2010. Since the Company is in a net operating loss position, there is no financial statement impact of this new legislation.

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

We recorded an income tax provision of $3,000 and $74,000 for the three and nine months ended September 30, 2008, which are related to foreign taxes on our international operations.

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

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance (in speed, accuracy and cost efficiency) nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our MassARRAY research and development efforts are committed to producing new and improved components and applications that deliver greater system versatility and reduce the cost per data point generated. MassARRAY technology is widely accepted as a leading high-performance DNA analysis platform for the fine mapping genotyping and quantitative gene expression markets and is gaining traction in new developing markets, such as epigenomics and pathogen typing. Our customers include some of the worldwide premier clinical research laboratories, biotechnology companies and academic institutions, as well as various government agencies. To provide customer support for our expanding user base and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe, India, Australia and Asia, in addition to regional distribution partners in France, Israel, South Korea, New Zealand, Singapore, Taiwan and Turkey.

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

•

Copy Number Variation (CNV) – During the third quarter of 2008, we issued a user guide to support the analysis of CNVs. CNV refers to the genetic trait of differences in the number of copies of a particular gene present in the genome of an individual. Since CNVs often encompass genes that may have important roles both in human disease and drug response, understanding the mechanisms of CNV formation may also help scientists better understand human genome evolution.

•

Epigenomics – Epigenomics refers to the study of environmental factors that can cause an organism’s genes to behave (or “express themselves”) differently, even though the genes themselves may not change. We plan to launch our new Epi-designer application in the fourth quarter of 2008, and we believe this new application will aid researchers in identifying those genes that have mutated or have been influenced by environmental or other factors.

•	Onco-Carta Mutation Panel – We plan to launch a new panel for identifying patterns of genes associated with the development of specific cancers in the fourth quarter of 2008.

•

Optical Nanopore Sequencing Technology – We plan to generate a “proof of concept” of this technology, which we licensed from Harvard University and Boston University, in the fourth quarter of 2008. If successful, this may allow us to develop a first commercial application potentially as early as the end of 2010. Optical Nanopore Sequencing Technology is a third generation sequencing technology that we believe may potentially provide whole genome sequencing for less than $1,000.

•	Closed Tube Assay – We plan to launch this application, which is intended to improve the workflow of our MassARRAY system, as early as the second half of 2009.

•	Other – We are developing other technologies and applications which we believe will further our efforts to be a leader in fine mapping and personalized medicine.

Our research and development efforts in molecular diagnostic products are focused on the development of noninvasive diagnostics (SEQureDx) for use on the MassARRAY system and other platforms. Initially, we are focused on providing this technology, which is noninvasive, using a simple maternal blood draw, for prenatal diagnostics. Our other diagnostic tests are also planned to be noninvasive and are expected to use simple blood draws from patients rather than invasive procedures such as surgery. Subject to the completion of our pending acquisition of CMM, we plan to commercialize this technology through our CLIA licensed laboratory in the form of Laboratory Developed Tests (LDTs), also known as “Home Brews,” which is the predominant approach used for current tests such as serum screening and invasive prenatal tests. Concurrent with our LDT commercialization and revenue building activities, we plan to conduct the development activities necessary to file submissions with the Food and Drug Administration (FDA) seeking approval for selected diagnostic tests.

We are also developing a test for Trisomy 21 (Down syndrome). Subject to the completion of our pending acquisition of CMM, we plan to initially commercialize the test as a LDT through our CLIA licensed laboratory in the second quarter of 2009. We are also expecting to conduct various development efforts to provide a FDA submission seeking approval of the test in 2011. In addition to Trisomy 21, we plan to develop other chromosomal tests, including tests for Trisomy 18 (Edwards syndrome) and Trisomy 13 (Patau syndrome).

We have announced positive results from screening studies using our noninvasive circulating cell-free fetal nucleic acid SEQureDx™ Technology, which enables the detection of fetal aneuploidy, including Down syndrome, from maternal blood. We reported that data from blinded studies performed by us involving 201 clinical samples collected both prospectively and retrospectively, as well as 219 new clinical samples collected showed that our proprietary test for Down syndrome correctly identified 100% of all Down syndrome samples without any false-positive or false-negative outcomes. Our test demonstrated complete concordance with clinical results in both first and second trimester samples and its ability to correctly identify a Down syndrome positive sample in the first trimester. We anticipate that the population coverage for the test should increase to greater than 95% of the U.S. population. We plan to continue our current development activities through the end of 2008, at which time we will initiate a multi-site 3,000 to 5,000 sample laboratory developed test validation study, which is expected to be completed and submitted for publication at the time of the anticipated commercial launch of the test in June 2009.

We also plan to pursue development of other noninvasive prenatal tests which are relevant to diagnosing disorders or conditions such as thalassemias, cardiac disorders, congenital disorders and autism, as well as for oncology and infectious diseases and certain other diseases.

On September 22, 2008, we entered into an Asset Purchase Agreement (the “Agreement”) by and among us, Sequenom Center for Molecular Medicine, LLC, our wholly owned subsidiary, the Center for Molecular Medicine (CMM), VAI Innovations, LLC, (“VAI”) and Spectrum Health Hospitals (“Spectrum”), pursuant to which we have agreed to acquire certain assets from CMM related to CMM’s business in advanced molecular pathology laboratory services relating to diagnostics, translational research and clinical trials. Under the terms of the Agreement, we will pay to CMM $4.0 million, less all cash and cash equivalents. Ninety percent of the purchase price will be comprised of shares of our common stock to be issued to CMM at the closing of the transaction and ten percent will be comprised of cash to be deposited into an escrow account. The escrow account will remain in place for 18 months following the closing of the transaction to satisfy potential indemnification claims.

The closing is subject to the satisfaction or waiver of a number of closing conditions, including, among others, the accuracy of representations and warranties, compliance with covenants in the Agreement, satisfactory completion of our due diligence review, receipt of necessary governmental approvals and receipt of necessary third party consents.

The Agreement may be terminated (i) by mutual written consent, (ii) by CMM or us if the closing of the transaction has not taken place by December 31, 2008, (iii) by CMM or us in the event that the other party materially breaches the Agreement (subject to a right to cure) and (iv) by CMM or us in the event that the other party fails to satisfy its closing conditions. The Agreement is anticipated to close during the fourth quarter of 2008.

Subsequent to September 30, 2008, we announced the acquisition of an exclusive license of intellectual property for the use of fetal nucleic acids from maternal urine. The license provides us with the exclusive global right to use transrenal fetal DNA in maternal urine for noninvasive prenatal diagnostics and analysis on a technology-independent basis for all uses, excluding the limited field of fetal gender determination solely by the presence of Y chromosome. The licensed intellectual property includes issued patents in the United States and Europe and is part of our continuing strategy to expand and protect our SEQureDx franchise through the identification and licensing of new technologies and sampling methodologies.

Recently on October 30, 2008, we filed a patent infringement suit against Ibis Biosciences, Inc., a subsidiary of Isis Pharmaceuticals, Inc. The lawsuit was filed in the United States District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

We maintain a website at www.sequenom.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email or RSS feed alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report.

Overview of Operational Results

As of September 30, 2008, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis contract research services business. The impact of our product offerings and contract research services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We expect revenues from out-licensing and commercialization of our noninvasive prenatal diagnostics technology to be minimal for the foreseeable future. To the extent that revenues are realized from our noninvasive prenatal diagnostics technology or from our prior disease gene discoveries, if at all, they may fluctuate significantly as revenues will be based upon the occurrence of certain milestones, our reliance upon and the progress made by our collaborative partners, successful product development and commercialization, and product demand, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any licensing and milestone payments and royalty or revenue sharing payments on future product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of present and future collaborators and licensees who may need to invest significant dollar amounts in research and development efforts, commercialization efforts, clinical trials, and obtaining regulatory approvals over several years. Such revenues, if any, are uncertain and also depend on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We have a history of recurring losses from operations and have an accumulated deficit of $510.9 million as of September 30, 2008. As of September 30, 2008, we had available cash and cash equivalents totaling $112.8 million and working capital of $116.3 million. We also have approximately $6.6 million of auction rate securities (ARS) investments classified as noncurrent marketable securities as of September 30, 2008.

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

On July 1, 2008, we closed an underwritten public offering of our common stock totaling 5,500,000 shares of our common stock at $15.50 per share with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in net aggregate proceeds of approximately $91.9 million after deducting underwriting discounts, commissions and estimated transaction expenses.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Accrued acquisition and integration costs

•	Impairment of long-lived assets

•	Allowance for doubtful accounts

•	Valuation of ARS

•	Reserves for obsolete and slow-moving inventory

•	Income taxes

•	Stock-based compensation

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

During the first nine months of 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our the year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Product revenues

Total product revenues for the three months ended September 30, 2008 increased to $11.6 million from $9.8 million for the same period in 2007 and is comprised of product sales and contract research services. Total revenues for the nine months ended September 30, 2008 increased to $35.0 million from $29.9 million for the same period in 2007. Product revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, consumable revenues increased to $5.0 million and $14.6 million, respectively, from $4.0 million and $12.0 million due to an increased installed base of MassARRAY Compact systems to the comparative period.

System related revenue was $5.7 million and $16.9 million, respectively, for the three and nine months ended September 30, 2008, compared to $4.9 million and $15.3 million, respectively, for the same period in 2007. The increase of $0.8 million for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to higher MassARRAY system sales revenue of $0.6 million associated with an increase in our average selling price and higher maintenance revenue of $0.2 million due to higher service contracts in effect over our install base versus the comparative period. The increase in system related revenue of $1.6 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 was due to an increase in MassARRAY system revenue of $1.1 million associated with an increase in our average selling price and an increase in maintenance revenue to $2.3 million from $1.8 million for the respective periods.

We recorded contract research service revenues of $0.9 million and $3.5 million, respectively, for the three and nine months ended September 30, 2008, compared to $0.9 million and $2.6 million, respectively, for the comparative periods in 2007. The increases of $0.9 million for the nine months ended September 30, 2008, is attributable to our service business growth in primarily the commercial, clinical analysis and the academic research markets, as we expand from the level of services provided in 2007.

Research and other revenues were approximately $0 and $71,000, respectively, for the three and nine months ended September 30, 2008 compared to $0 and $18,000, respectively, for the three and nine months ended September 30, 2007. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY Compact system, revenue recognition criteria, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of product and service revenues and gross margin

Cost of product revenues for the three and nine months ended September 30, 2008 were $3.5 million and $11.3 million, respectively, compared to $3.4 million and $10.5 million, respectively, for the same periods in 2007. Gross margins on product sales for the three and nine months ended September 30, 2008 were 67% and 64%, respectively, compared to 62% and 62%, respectively, for the same periods in 2007. Gross margins slightly increased due to higher systems sales with a favorable mix of new systems at higher margins, as well as increased consumable sales that sell at higher average gross margins compared to systems sales.

Cost of contract research service revenues for the three and nine months ended September 30, 2008 were $1.0 million and $3.3 million, respectively, compared to $1.1 million and $2.6 million, respectively, for the same periods in 2007. Gross margins remained consistent for the three and nine months ended September 30, 2008, compared to the same periods in 2007. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

For the three and nine months ended September 30, 2008, the Company’s overall gross margin was 61% and 58%, respectively, compared to 55% and 56% in the comparative periods in 2007. The increase in overall gross margin for the three months ended September 30, 2008 is attributable to increased consumables sales that sell at higher average gross margins, and stronger system related margins as compared to the same period in 2007. The overall gross margin for the nine months ended September 30, 2008 increased due to increased consumables sales in 2008, as well as stronger system related margins as compared to the same period in 2007.

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

Research and development expenses

Research and development expenses for the three and nine months ended September 30, 2008, increased to $7.1 and $18.4 million, compared to $2.8 million and $9.9 million for the same periods in 2007. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in expenses of $4.3 million for the three months ended September 30, 2008, compared to the same period in 2007 primarily relates to increased headcount, travel and related costs of $0.7 million, $0.3 million for higher share-based compensation charges, increased operating supplies of $1.4 million primarily associated with our noninvasive prenatal diagnostic research and development, $1.3 million in higher collaboration costs primarily associated with license fees for rights to our noninvasive prenatal diagnostic test, $0.1 million in higher advisory board, license and maintenance fees, $0.1 million of increased depreciation and equipment related expenses and $0.7 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas. These increases were offset by decreased consultant and research and development related expenses of $0.3 million from higher development project costs incurred in 2007.

The increase in research and development expenses of $8.5 million for the nine months ended September 30, 2008 compared to the same period in 2007 primarily relates to increased salaries, travel and personnel costs of $2.9 million, $0.8 million for higher share-based compensation charges, increased operating supplies of $2.2 million primarily associated with our noninvasive prenatal diagnostic research and development, $1.1 million in higher collaboration costs primarily associated with license fees for rights to our noninvasive prenatal diagnostic test, $0.4 million in higher advisory board, license and maintenance fees, $0.3 million of increased depreciation and equipment related expenses, $0.1 million for software maintenance expenses and $1.1 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas. These increases were offset by a $0.4 million decrease in consultant and research and development related expenses.

Selling and marketing expenses

Selling and marketing expenses for the three and nine months ended September 30, 2008 were $5.9 million and $18.0 million, respectively, compared to $4.6 million and $11.9 million for the same periods in 2007. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in expense of $1.3 million for sales and marketing expenses in the three months ended September 30, 2008 compared to the same period in 2007 were primarily affected by increased costs of $0.3 million for increased headcount and travel related expenses, $0.6 million for higher share-based compensation charges, $0.1 million related to consulting expenses for sales consultants in Europe and diagnostic and genetic analysis marketing consultants, $0.1 million of operating supplies for the customer support group, and $0.2 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas.

The increase of $6.1 million in sales and marketing expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily affected by increased costs of $2.9 million for increased headcount and travel related expenses, $1.1 million for higher share-based compensation charges, $0.4 million of marketing expenses for projects associated with our noninvasive prenatal technology, $0.2 million from the write-off of accounts receivable determined to be not collectible, $0.4 million related to higher sales and marketing expenses consisting of sales costs, postage, customer support and feasibility studies, $0.4 million related to higher rent and increased operating supplies related to worldwide operations, $0.6 million in higher allocated overhead charges primarily due to the full allocation of our information technology department across all functional areas.

We expect our sales and marketing headcount and associated expenses to increase during 2008 as we strengthen our sales force for our MassARRAY system and related product sales and contract research services business and as we build our commercial development team for our noninvasive prenatal diagnostic tests.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2008 were $4.8 million and $12.5 million, compared to $3.9 million and $10.1 million for the same periods in 2007. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase of $0.9 million for the three months ended September 30, 2008 from the same period in 2007 was primarily due to $0.1 million for increased headcount and related expenses, $0.3 million in higher share-based compensation charges, $1.0 million for increased legal fees, $0.3 million in increased consulting, audit and tax related expenses, $0.2 million for increased software and equipment license, maintenance and communications expenses, $0.1 million for other general and administrative expenses consisting of depreciation, postage and board of director costs, offset by the allocation of information technology department expenses to other functional departments of $1.1 million.

The increase of $2.4 million for the nine months ended September 30, 2008 from the same period in 2007 was primarily due to $1.3 million for increased headcount and related expenses, $0.8 million in higher share-based compensation charges, $1.4 million for increased legal fees, $1.1 million in increased consulting, audit and tax related expenses, $0.5 million for increased software and equipment license, maintenance and communications expenses, $0.2 million for higher depreciation expense, offset by the allocation of information technology department expenses to other functional departments of $2.9 million.

We expect general and administrative costs to increase in 2008 compared to 2007, as we build our infrastructure to support our anticipated growth.

Net interest income

Net interest income was $0.5 million and $1.2 million, respectively, for the three and nine months ended September 30, 2008, compared to $0.4 million and $1.1 million, respectively, for the same periods in 2007, as our cash, cash equivalents and marketable securities balances were higher in the current periods, offset by lower interest rates earned by our investment portfolio.

Loss on marketable securities

Loss on marketable securities was $0.1 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, compared to no recognized loss in the comparable period. The recognized loss was due to an other-than-temporary impairment on two of our investments in ARS. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary in our remaining ARS investments, we would be required to adjust the carrying value of the investment through additional impairment charges.

Other expense, net

Other expense, net was $29,000 and $131,000 for the three and nine months ended September 30, 2008 and 2007, respectively, compared to other expense, net of $63,000 and $79,000 in the same periods in 2007.

Liquidity and Capital Resources

As of September 30, 2008, cash and cash equivalents totaled $112.8 million, compared to $50.8 million at December 31, 2007. Our cash reserves are held in a variety of interest-bearing instruments, including certificates of deposit and U.S. Government instruments. We also have approximately $6.6 million of ARS investments classified as noncurrent marketable securities as of September 30, 2008.

We have a history of recurring losses from operations and have an accumulated deficit of $510.9 million as of September 30, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2008, we had working capital of $116.3 million.

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

On July 1, 2008, we closed an underwritten public offering of our common stock totaling 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in net aggregate proceeds of approximately $91.9 million after deducting underwriting discounts, commissions and estimated transaction expenses.

We consider the material drivers of our cash flow to be sales volumes, accounts receivable, inventory management and operating expenses. Our principal sources of liquidity are our cash and cash equivalents. Cash used in operations for the nine months ended September 30, 2008, was $22.6 million compared to $12.8 million for the same period in 2007. The use of cash was primarily a result of the net loss of $28.7 million for the nine months ended September 30, 2008, adjusted for non-cash items of depreciation and amortization of $1.8 million, share-based compensation of $5.0 million, loss on marketable securities of $1.2 million, non-cash compensation charges related to vesting of restricted stock of $0.2 million and bad debt expense of $0.2 million, offset by a non-cash change in deferred rent of $0.3 million. The changes in our operating assets and liabilities primarily consisted of an increase in inventories of $4.5 million and other current assets of $0.9 million. These increases were offset by decreases in accounts receivable of $2.0 million, deferred revenue of $0.6 million, other liabilities of $0.6 million and accounts payable and accrued expenses of $0.2 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in our marketable securities and restricted cash of $31.0 million, consist of purchases for capital equipment that used $2.4 million in cash during the nine months ended September 30, 2008.

Net cash provided by financing activities was $93.7 million for the nine months ended September 30, 2008, compared to cash provided of $19.5 million for the same period in 2007. Financing activities during the nine months ended September 30, 2008, included the receipt of proceeds from the issuance of common stock and warrants of $91.9 million, the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $1.5 million and proceeds from our equipment financing line of $0.6 million. Our cash used consisted of repayments on our asset-backed loan of $0.4 million for the nine months ended September 30, 2008.

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

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our legal expenses including those expenses associated with litigation particularly patent infringement litigation and with intellectual property protection; and

•	regulatory changes and technological developments in our markets.

At September 30, 2008, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of the Newton, Massachusetts building lease agreement in December 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Marketable Securities and Fair Value Measurements

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we revised our investment policy in April 2008 to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. government securities with ratings of AAA, and repurchase agreements collateralized by U.S. government securities with ratings of AAA. Our investment policy includes a minimum quality rating for all new investments, as well as limits the amount of credit exposure to only issuances from the U.S. Government. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment.

At September 30, 2008, $9.4 million of principal was invested in auction rate securities (ARS). The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages. All ARS investments purchased by us had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the ARS held at December 31, 2007 and September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and originally classified these securities as “available-for-sale.” Consistent with our investment policy guidelines in effect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million ARS held by us at September 30, 2008, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate. Two of our ARS investments, which we continue to hold, have been downgraded to credit ratings of B3 and Baa2, respectively, since the beginning of 2008.

Due to the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes through 2010, which allows time for the securities to return to full value, we have classified all ARS investments as noncurrent assets on the unaudited Condensed Consolidated Balance Sheet at September 30, 2008 of $6.6 million. Although the ARS continue to pay interest according to their stated terms, based on changes in assumptions and input from our valuation models and an analysis of other-than-temporary impairment factors, a recognized loss of approximately $0.1 million and $1.2 million was recorded for the three and nine months ended September 30, 2008, respectively, of which $0.5 million represented the reclassification of previously recorded unrealized losses in other comprehensive income that we recorded in the first quarter of 2008 and reflects the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. The $0.1 million and $1.2 million impairment charges do not have a material impact on our liquidity or financial flexibility. If we determine that any future valuation adjustment was other than temporary, we would record a charge to operations as appropriate. Any future fluctuation in fair value related to these instruments that we determine to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.

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

Functional currency of operations	As of September 30, 2008 Net foreign monetary assets/(liabilities)
	EUR	GBP
	($ in millions)
USD	$0.3	$—

A movement of 10% in the EUR to U.S. dollar exchange rate would create an unrealized gain or loss of approximately $25,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three or nine months ended September 30, 2008. We had no deferred gains or losses during the period covered.

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

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of September 30, 2008. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of September 30, 2008, to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. The focus case defendants now have until October 31, 2008 to answer the amended complaints.

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

On June 5, 2008, we were named as a defendant in a complaint filed by plaintiffs Beckman Coulter Inc. and Orchid Cellmark Inc. in the United States District Court for the Southern District of California. In the complaint, the plaintiffs allege that we are infringing three patents owned by Orchid Cellmark Inc. and licensed to Beckman Coulter Inc. by making and selling our iPLEX products and teaching our customers how to use the products. The plaintiffs seek a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. On August 15, 2008, we filed an answer and counter claims against plaintiffs seeking declaratory judgments that the patents are not infringed and are invalid and/or unenforceable. We believe that the plaintiffs’ claims are without merit and will vigorously defend against the claims advanced in the complaint.

Recently on October 30, 2008, we filed a patent infringement suit against Ibis Biosciences, Inc., a subsidiary of Isis Pharmaceuticals, Inc. The lawsuit was filed in the United States District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

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

Our business may require additional investment that we have not yet secured. As of September 30, 2008, we have available cash and cash equivalents of approximately $112.8 million. We also have approximately $6.6 million of auction rate securities, or ARS, investments classified as noncurrent marketable securities at September 30, 2008.

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 43% and 42% of our total revenues for the three and nine months ended September 30, 2008, respectively, compared to 41% and 40% of our total revenues for the three and nine months ended September 30, 2007, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

*We may not be able to generate any revenue from noninvasive prenatal research-use-only or diagnostic tests, or any other tests we may develop.

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

*We depend on third-party products and services and limited sources of supply to develop and manufacture our products.

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

*Our ability to compete in the market may decline if we lose or may not obtain some of our intellectual property rights.

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors in litigation or by proceedings such as interference, oppositions and reexaminations, as is the case with the appeal pending before the European Patent Office with respect to the patent rights that we in-licensed from ISIS for prenatal diagnostics (United States Patent No. 6,258,540 and European Patent No. 994963), and as a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop noninvasive prenatal tests or other diagnostic tests or products, technologies or methods in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, reexaminations or litigation against others. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. We may not prevail in these activities. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.

*Claims by other companies that we infringe their intellectual property rights or that patents on which we rely are invalid could adversely affect our business.

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. For example, we are named as a defendant in a lawsuit brought by Beckman Coulter Inc. and Orchid Cellmark Inc. In this lawsuit, Beckman Coulter and Orchid Cellmark have alleged that by making and selling our iPLEX products and teaching our customers how to use these products, we are infringing, contributing, and inducing others to infringe three patents owned by Orchid Cellmark. We may not prevail in this litigation or any future lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products from which we derive a substantial portion of our revenues, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of our products from the market or we could be required to redesign our products, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and and/or product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business and may harm our reputation.

Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. For example, we recently filed a patent infringement lawsuit against defendant Ibis Biosciences, Inc., a subsidiary of Isis Pharmaceuticals, Inc. in the United States District Court for the District of Delaware. We believe that the sale and offer for sale of Ibis products and technology infringes three Sequenom patents related to nucleic acid analysis by mass spectrometry. We are seeking a permanent injunction enjoining defendant from further infringement and monetary damages. Defendant may challenge the validity of our patents as part of the lawsuit. If one or more of our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own. Such adverse decisions may negatively impact our revenues.

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

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 42% and 46% of our sales were made outside of the United States during the three and nine months ended September 30, 2008, respectively, compared to 41% and 44% for the three and nine months ended September 30, 2007, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

*Negative conditions in the global credit markets may impair the liquidity and value of a portion of our investment portfolio.

Our marketable securities consist of ARS, corporate debt securities and government agency securities. As of September 30, 2008, our marketable securities consisted of $9.4 million of ARS issued primarily by municipalities and insurance companies that have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets and the financial services industry have prevented some investors from liquidating their holdings, including their holdings of ARS. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining ARS. In the event we need to access the illiquid securities, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or until maturity. As of September 30, 2008, the carrying value of all ARS was reduced by $2.8 million, from $9.4 million to approximately $6.6 million, reflecting the change in fair market value. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, recognized losses of approximately $0.1 million and $1.2 million have been recorded for the three and nine months ended September 30, 2008, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings. There is no guarantee that we will be able to liquidate our remaining ARS or might have to incur further recognized losses. In addition, since the beginning of 2008, two of our ARS investments have been downgraded to credit ratings of B3 and Baa2, respectively, and it is possible that our remaining ARS investments may be subject to additional credit rating downgrades, which could affect the value of the securities and any ability we may have to liquidate these securities in the future.

*The uncertainty of the current economic and political conditions could harm our revenues and operating results.

Current domestic and global economic conditions are uncertain. The recent turmoil in the economic environment in many parts of the world may continue to put pressure on global economic conditions. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including the recent crisis in the credit markets and financial services industry. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

*Our cash asset-backed loan line are maintained with financial institutions which given the current financial crisis may not be fully insured or available.

We maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. Given the current instability of the financial services industry, there is no guarantee that we will not experience losses on our cash deposits or that our asset-backed loan line will be available for borrowing, or that we will be able to obtain future lines of credit.

*Our stock price has been and may continue to be volatile, and your investment could suffer a decline in value.

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements of technological innovations by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	securities analysts’ earnings projections or securities analysts’ recommendations; and

•	general market conditions out of our control, including the recent crisis in global financial markets.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Bylaws of Registrant, as amended.

4.1 (1)	Specimen common stock certificate.

10.1 (3)	2006 Equity Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 2, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: October 31, 2008	By:	/s/ Paul Hawran
Paul Hawran
Chief Financial Officer