Form 10-K
period 2008-12-31
SEQUENOM INC
filed 2009-03-12
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2008 as reported on The Nasdaq Global Market, was approximately $586.6 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 2, 2009, there were 60,977,461 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) in connection with the solicitation of proxies for the registrant’s annual meeting of stockholders to be held on May 12, 2009. Such definitive proxy statement will be filed with the Commission no later than 120 days after December 31, 2008.

SEQUENOM, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

SEQUENOM®, SpectroCHIP®, iPLEX® , and MassARRAY® are registered trademarks and EpiTYPER™, SEQureDx™ , MassCLEAVE™, iSEQ™ and AttoSense™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” and “Sequenom” refer to Sequenom, Inc. and its wholly owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.

Overview

We are a diagnostic testing and genetics analysis company committed to providing products, services, diagnostic testing, applications and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include non-invasive prenatal diagnostics, oncology, infectious diseases, and other disorders.

Molecular Diagnostics and SEQureDx™ Technology

Molecular Diagnostics

We are researching, developing and pursuing the commercializion of various non-invasive molecular diagnostic tests for prenatal genetic disorders and diseases, oncology, infectious diseases, and other diseases and disorders. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on non-invasive diagnostics currently using our proprietary MassARRAY system, however, we may in the future employ other platforms with our applications as may be more suitable on a case-by-case basis considering optimum test performance and commercialization factors.

Currently, we are primarily focused on developing and commercializing prenatal screening and diagnostic tests using our non-invasive, circulating cell-free fetal (ccff) nucleic acid based assay technology. This technology is non-invasive to the womb using a simple maternal blood draw for prenatal diagnosis in order to provide more fundamental and reliable information about the fetus early in pregnancy. Our planned screening and diagnostic tests in areas of women’s health, oncology, and infectious disease are also non-invasive and are expected to use simple blood draws from patients rather than invasive procedures such as surgery.

Supporting our initiatives in women’s health, oncology and infectious disease we entered into an agreement for the acquisition of the complete AttoSense portfolio of gene-based molecular tests and related assets from SensiGen LLC in January 2009. The acquisition includes highly-sensitive and specific tests for the detection and monitoring of human papillomavirus (HPV) (the primary cause of cervical and head and neck cancers), systemic lupus erythematosus (Lupus), chronic kidney disease (CKD), inflammatory bowel disease (IBD) and other tests, all of which utilize our proprietary MassARRAY platform. This acquisition was completed in February 2009.

Prenatal Diagnostics

Non-invasive prenatal diagnostic tests based on our foundational fetal nucleic acid analysis intellectual property are initially being developed on our MassARRAY platform for chromosomal aneuploidies including Trisomy 21 (Down syndrome), Trisomy 18 (Edwards syndrome), and Trisomy 13 (Patau syndrome), Rhesus D genotyping and gender determination for sex-linked disorders. Through our Clinical Laboratory Improvement Amendments (CLIA) licensed laboratory, the Sequenom Center for Molecular Medicine (SCMM), located in Grand Rapids, Michigan, laboratory developed tests (LDTs) will be developed, validated and commercialized. This is a common approach used for most molecular genetic tests. We have made substantial investments in our information technology infrastructure to enhance the capabilities of our CLIA laboratory to track samples and provide electronic ordering and reporting, and have put in place sample collection and transportation systems that can be readily scaled. We are also pursuing relationships with payors that will support our pricing structure and reimbursement opportunities.

We plan to launch through our CLIA laboratory a non-invasive prenatal screening LDT test for Rhesus D and a carrier screening test for Cystic Fibrosis during the second quarter of 2009. We expect to continue launching other tests including a non-invasive prenatal screening LDT test for trisomies (Trisomy 21 and potentially Trisomies 18 and 13) in June 2009 and a non-invasive prenatal screening LDT test for gender-linked disorders (our Fetalxy screen) during the fourth quarter of 2009. Concurrent with our LDT commercialization activities, we plan to conduct the development, validation, and other activities necessary to file submissions with the Food and Drug Administration (FDA) seeking approval for selected diagnostic tests. We plan to file submissions with the FDA for our prenatal trisomy tests and Rhesus D genotyping in 2010.

In September 2008 we announced positive results from our Trisomy 21 prenatal test studies using our proprietary RNA-based ccff SEQureDx technology. We reported that data from blinded studies involving 399 clinical samples collected prospectively showed that our proprietary test for Down syndrome correctly identified 100% of all Down syndrome samples without any false-positive or false-negative outcomes. Our test demonstrated complete concordance with invasive procedures such as amniocentesis and chorionic villus sampling (CVS) in both first and second trimester samples.

In January 2009, we announced further positive results from additional Trisomy 21 prenatal test studies using our proprietary RNA-based ccff SEQureDX technology. We presented data for 459 new samples from prospective blinded studies, bringing the total number of samples studied to 858. The test correctly identified all 22 Down syndrome positive samples in the data set including eight first-trimester and 14 second-trimester Down syndrome samples (i.e. 100% sensitivity or detection rate) with a single false positive and no false negatives, as confirmed by CVS or amniocentesis. We also announced an enhancement to our non-invasive SEQureDx trisomy technology utilizing a DNA-based approach. This method demonstrated universal ethnic coverage, high sensitivity and specificity, and the ability to detect Trisomy 21 (Down syndrome), Trisomy 18 (Edwards syndrome) and Trisomy 13 (Patau syndrome) in a single test. The DNA-based test may potentially be used in parallel to the RNA-based method or as a front-line test in its own right. The DNA-based method correctly detected the one homozygous positive Down syndrome sample that the RNA-based method did not resolve (i.e., that had been deemed “inconclusive”). When compared to amniocentesis or CVS, the new DNA-based method correctly identified all 68 homozygotes tested including inconclusive Down syndrome samples and inconclusive Edwards syndrome samples. While we are still working on increasing population coverage for the test, we currently anticipate that the population coverage for the launched test should increase to greater than 95% of the United States population.

Based on the results from the 858 total study samples, our SEQureDx RNA-based technology demonstrated:

•	Specificity of 99.9% (99.2%–100.0%) and 100% sensitivity (87.9%–100.0%) at a 95% confidence interval;

•	The Positive Predictive Value is 96.6% (82.8%–99.8%) and the Negative Predictive Value of 100.0% (99.5%–100%) at a 95% confidence interval;

•

The SEQureDx RNA test had a total of 106 unresolved results (“inconclusives”) due to homozygotes (94) and unacceptable RNA levels (12) or a total of 12.4%. (The DNA-based method, when applied, resolved the no calls of those samples which could be tested );

•

SEQureDx is more accurate than commonly employed standard-of-care screening tests, which perform at a 70%-90% detection rate (i.e., sensitivity) with a 90%-95% specificity in practice. SEQureDx even compares favorably to current invasive procedures, such as amniocentesis (which has sensitivity and specificity of approximately 99.5%).

“Specificity” is the probability that the test will be negative if the patient does not have the disease or condition. “Sensitivity” is the probability that the test will be positive if the patient has the disease or condition. “Positive Predictive Value” is the probability that a patient has the disease or condition when his/her test is positive. “Negative Predictive Value” is the probability that a patient does not have the disease or condition when his/her test is negative. The ranges in parentheses are 95% confidence intervals which represent the statistical uncertainty associated with the results based on the sample data.

We have engaged third parties to further validate and to provide independent assessment of our prenatal trisomy test technology. These studies are important in order for us to obtain insurance payor coverage for our tests, to drive physician adoption and recommendation of our tests, and to facilitate commercialization of our products. Under our agreement with Obstetrix Medical Group (Obstetrix), Obstetrix will provide SCMM with samples for a study to further evaluate our non-invasive prenatal test for Down syndrome. Obstetrix is a national physician group practice of maternal-fetal medicine specialists that is affiliated with Pediatrix Medical Group. This prospective multi-center feasibility study is designed as a LDT validation study and is intended to evaluate samples from 3,000 to 5,000 pregnant women for Down syndrome as part of test validation prior to our planned commercial launch of the test in June 2009. Findings of this study are expected to be presented at a health conference in the first quarter of 2010.

A second study, an independent, prospective, multi-arm, multi-center observational study to document the performance of our non-invasive prenatal test for Down syndrome is currently underway for the evaluation of samples from up to 10,000 pregnant women in high-prevalence pregnancies. This independent study is led by Women & Infants Hospital of Rhode Island. A peer-reviewed publication of data from the first arm of the study evaluating second trimester samples is expected in the fourth quarter of 2009 and peer-reviewed publication of data from the first trimester arm is expected in the second quarter of 2010. Peer-reviewed publication is important for physician education and to drive test commercialization which relies upon physician recommendation and adoption of our tests.

We plan to pursue development of other non-invasive prenatal tests which are relevant to diagnosing disorders or conditions such as thalassemias, cardiac disorders, congenital disorders and autism, and also pursue development of tests for post-natal applications of interest. For example, in January 2009 we announced a collaboration with the Immune Tolerance Institute to develop an advanced newborn screening test for severe combined immunodeficiency (SCID), a rare disease affecting newborns that can be treated effectively if diagnosed early. The test is based on the pioneering work of Jennifer Puck, M.D. of the University of California, San Francisco. A successful feasibility study was recently completed demonstrating the adaptability of Dr. Puck’s real time polymerase chain reaction (RT-PCR) screening assay for SCID diagnosis to our MassARRAY platform.

In addition to the technical and other progress on our trisomy tests described above, our key molecular diagnostics and SEQureDx technology developments during 2008 also included:

•

We completed the acquisition of a CLIA-Certified, CAP accredited laboratory, the Michigan based Center for Molecular Medicine. As part of the acquisition, certain collaborative agreements with Spectrum Health and the Van Andel Research Institute were formalized. The CLIA laboratory was renamed the Sequenom Center for Molecular Medicine (SCMM);

•	We initiated a multi-center fetal RhD study at centers affiliated with the North American Fetal Therapy Network (NAFTNet) using our MassARRAY System and SEQureDx Technology;

•

We generated preliminary data using DNA markers indicating the ability of SEQureDX technology to determine fetal gender early in pregnancy, which could reduce the need for invasive prenatal procedures in women with fetuses at risk for X-link or sex-dependent genetic disorders;

•

In a collaborative technology project with The Chinese University of Hong Kong and Boston University, we achieved breakthrough data supporting new technology for the non-invasive prenatal diagnosis of monogenic diseases as published online in the Early Edition of the Proceedings of the National Academy of Sciences. Monogenic diseases, which include cystic fibrosis, ß-thalassemia and sickle cell anemia, are currently definitively diagnosed prenatally only through invasive procedures following extensive carrier screening testing on both parents;

•

We acquired exclusive worldwide rights (excluding Hong Kong) to digital PCR and other non-invasive prenatal diagnostic intellectual property including “shotgun sequencing” technology from The Chinese University of Hong Kong;

•

We acquired exclusive rights to fundamental patent rights for digital PCR technologies and methods through a licensing agreement with Genomic Nanosystems, LLC, a wholly owned subsidiary of the Cytonix Corporation; and

•

We entered into an exclusive licensing agreement with Xenomics, Inc, for exclusive rights to patents for prenatal research and diagnostic products developed using fetal nucleic acids found in maternal urine.

Prenatal Diagnostics Licenses

We have exclusively in-licensed patent rights (U.S. Patent No. 6,250,540 and its foreign equivalents) to use cell-free fetal nucleic acids for diagnostic testing of serum and plasma samples obtained from pregnant women from Isis Innovation Ltd. (ISIS) a wholly owned subsidiary of the University of Oxford. Our exclusive license rights, which are platform independent and not limited to mass spectrometry, cover the general diagnostic use of cell-free fetal nucleic acids derived from maternal plasma or serum in territories including the United States, Europe, Australia, Canada, Hong Kong and Japan as well as non-exclusive rights in China.

In October 2005, and as amended thereafter, we entered into the agreement with ISIS, pursuant to which ISIS granted us an exclusive royalty-bearing license in the United States, Canada, France, Germany, Great Britain and other countries in Europe, to develop, use and market products covered by the patent claims of U.S. Patent No. 6,250,540 and its foreign equivalents, licensed under the ISIS Agreement (the Licensed Products), except for the field of Rhesus D blood typing by RT-PCR amplification platforms in Europe. The licensed technology, including improvements made by the inventors prior to the ISIS Agreement, covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids.

In October 2006 we entered into an amendment to the ISIS Agreement pursuant to which, in exchange for an upfront payment by us and entitlement to milestone and royalty payments, ISIS granted us an expanded exclusive license including the field of prenatal gender determination for social or lifestyle purposes and an expanded territory for the field of gender determination for social or lifestyle purposes including Japan and Australia. In November 2007, we entered into a second amendment to the ISIS Agreement pursuant to which, in exchange for an upfront payment by us, a right to a milestone fee upon completion of a specified event, and royalty payments on sales, ISIS granted us an expanded licensed territory to include Japan, Australia, and Hong Kong, excluding in the case of Hong Kong the field of gender determination for social or lifestyle purposes.

We also have an exclusive option to negotiate a further license of any improvements made by ISIS inventors. Subject to the license rights granted under the ISIS Agreement, intellectual property rights created in connection with improvements made to the licensed technology will belong to the party developing the improvements. We also granted to ISIS a perpetual royalty-free license to the University of Oxford to use and publish material relating to the licensed technology and any of our improvements solely for non-commercial use. The University of Oxford’s right to publish is subject to our right to delay publication of information to protect the licensed technology or our improvements.

We have agreed to make up-front payments to ISIS and pay to ISIS royalties on net sales of Licensed Products, including specified minimum royalty amounts, and milestone payments upon commercial events with respect to Licensed Products for particular indications.

The ISIS Agreement will remain in force for the life of any patent issued in connection with the patent application covering the licensed technology, subject to earlier termination by either party upon uncured material breach or other specified circumstances. ISIS may terminate the ISIS Agreement if we file a petition to wind-up or dissolve or upon 30 days written notice if we were to challenge the validity of the patent rights covering the licensed technology or fail to make the up-front payments as provided in the ISIS Agreement. After the third anniversary of the ISIS Agreement, we may terminate the ISIS Agreement for any reason with six months advance written notice. In the event we fail to achieve certain milestone requirements with respect to particular indications, ISIS may convert the exclusive license into a non-exclusive license with respect to those indications.

We have also exclusively in-licensed patent rights from the Chinese University of Hong Kong, and Xenomics Inc., covering the general use, on any technology platform, of fetal nucleic acids derived from maternal plasma, serum, urine, and in some cases whole blood, for non-invasive prenatal genetic diagnostic testing, including genetic, expression and epigenetic-based assays and tests.

Our license agreement with Xenomics, Inc. provides us with exclusively licensed patent rights (including United States Patent Nos. 6,251,638; and RE 39,920) for the use of fetal nucleic acids obtained from maternal urine. The license provides us with the exclusive global right to use transrenal fetal DNA in maternal urine for non-invasive prenatal diagnostics and analysis on a technology-independent basis for all uses, excluding the limited field of fetal gender determination solely by the presence of Y chromosome. This intellectual property for urine-based tests provides us with additional options for test development and commercialization. The licensed intellectual property includes issued patents in the United States and Europe and is part of our continuing strategy to expand and protect our SEQureDx franchise through the identification and licensing of new technologies and sampling methodologies.

We also hold exclusive rights to issued patents and pending patent applications providing fundamental patent rights for digital PCR technologies and methods through a licensing agreement with Genomic Nanosystems, LLC, a wholly owned subsidiary of the Cytonix Corporation. The issued patents are United States Patent Nos. 6,143,496; 6,391,559; and 7,459,315 and will expire in 2017. The license provides us with the exclusive right to use patented and patent pending digital PCR methods on any platform for non-invasive prenatal diagnostics and analysis for any sample (for example, fetal cells, amniocentesis fluids, plasma, urine, etc.). We also secured the exclusive right to use digital PCR methods in conjunction with mass spectrometry for any commercial, diagnostic or research purpose, excluding second generation sequencing.

In January 2007, as part of our platform independent commercialization strategy, we announced our first commercial partnership with Lenetix Medical Screening Laboratory, Inc., on a non-exclusive basis, who has developed a CLIA validated test for Rhesus D blood incompatibility using real time polymerase chain reaction RT-PCR (the “Lenetix Agreement”). In December 2007, Lenetix received New York State approval of a non-invasive prenatal LDT performed on a real-time PCR (RT-PCR) platform to detect Rhesus D incompatibility, based on our technology licensed and the work performed under the Lenetix Agreement. Commercial sales of the test by Lenetix commenced in January 2008. We have not and do not expect to derive significant revenues from the Lenetix Agreement in the future.

Molecular Diagnostics Market

The United States molecular diagnostics testing market represents the fastest growing and most profitable area of the $51.7 billion clinical laboratory industry in the United States. In the United States the molecular diagnostics market segment is estimated to be $5.8 billion at a growth rate of 19% per year. When looking at the different segments of the molecular diagnostics market, infectious disease represents 73%, oncology 12% and genetic testing is 12%. With our SEQureDx technology for prenatal diagnostics, the Attosense HPV technology acquired from SensiGen, and our evolving oncology suite of products, we are positioning Sequenom for short and long-term leadership roles in the molecular diagnostics market.

In the near term, we are targeting a $2 billion prenatal screening opportunity with our prenatal Down syndrome and Rhesus D genotyping products. Cystic fibrosis carrier screening, which is often ordered when Down syndrome screening is performed is estimated to be a market worth an additional $250 to $750 million based on the different product offerings available in the United States today.

Genetic Analysis

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance (in speed, accuracy and cost efficiency) nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our platform is widely accepted as a leading high-performance DNA analysis platform for the fine mapping genotyping market and is gaining traction in newer developing markets, such as epigenomics and clinical microbiology. Our customers include premier clinical research laboratories, bio-agriculture, bio-technology and pharmaceutical companies, academic institutions, various government agencies worldwide, as well as our CLIA certified lab, Sequenom Center for Molecular Medicine. To provide customer support for our expanding user base and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe, India, Australia and Asia, in addition to regional distribution partners in France, Israel, Russia, Eastern Europe, South Korea, New Zealand, Singapore, Taiwan, Kuwait, Saudi Arabia and Turkey.

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications including single nucleotide polymorphism, or SNP, genotyping detection of mutations, analysis of copy number variants and other structural genome variations. In addition, the system is valuable in providing quantitative gene expression analysis, quantitative methylation marker analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary application software that operates on the MassARRAY platform and through the purchase of consumable chips and reagent kits. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping solution for fine mapping projects enabled through our iPLEX multiplexing assay reagents and chips which permits multiplexed SNP analysis using approximately the same amount of reagents and chip surface area as is used for a single sample analysis.

Our research and development efforts in genetic analysis are committed to producing new and improved components and applications for the MassARRAY system that deliver greater system versatility and excellent data quality at a competitive price per data point. These research and development activities and new applications also facilitate and support our diagnostics initiatives. Our genetics analysis business product offerings and developments during 2008 included the following:

•	iSEQ Comparative Sequence Analysis – We launched a new MassARRAY application that enables accurate, high throughput identification and typing of microbes, viruses, and other haploid organisms.

The iSEQ application is based on our proprietary MassCLEAVE biochemistry, enabling automatic sample identification, sample grouping and mutation detection by comparison with user-defined reference sequence sets. This product expands our genomic and genetic analysis portfolio and is intended for use by the research community in various fields including epidemiological and surveillance monitoring, biodefense, agricultural and food science applications, forensics and basic clinical research. The application (available through software and reagents) offers a cost-efficient and less labor intensive alternative and is ideally suited for automating and developing new microbial typing and monitoring strategies. The iSEQ application provides an open format for sequence inputs and allows for an easy adoption of the technology for comparative sequence analysis.

•

Copy Number Variation (CNV) – We introduced an application that supports the analysis of CNVs. CNV refers to the genetic trait of differences in the number of copies of a particular gene or gene region present in the genome of an individual. Since CNVs often encompass genes that may have important roles both in human disease and drug response, understanding the mechanisms of CNV formation may also help scientists better understand human genome evolution. CNVs can also play a significant role in the etiology of cancer and the response of a tumor to specific drugs.

•

Epigenomics Applications and Panels – We launched a new EpiDesigner application as well as four new pre-validated content panels for commonly studied genes in cancer drug discovery and development, including a Standard Epi-Panel, Imprinting, Cancer and Mouse EpiPanels. Epigenomics refers to the study of heritable factors that can cause an organism’s genes to behave (or “express themselves”) differently, even though the gene sequence itself may not change. Our Cancer EpiPanel can be used for high-throughput methylation profiling of DNA samples over hundreds of validated cancer-associated genes. Using our proprietary EpiTYPER technology, the pre-designed Cancer EpiPanel offers a first-of-its-kind simplified method of rapid and quantitative methylation profiling of commonly studied cancer-related genes. We believe these enhancements to our EpiTYPER application will aid researchers in identifying those genes that have mutated or have been influenced by environmental or other factors.

•

OncoCarta Mutation Panel – We introduced a new research use only panel for identifying mutation patterns of genes associated with the development of specific cancers. The panel consists of 238 somatic mutations from 19 oncogenes, for the discovery of singular and co-occurring mutations. This panel is available to customers in the form of ready-made reagents and oligonucleotide mixes to enable immediate characterization of archived samples. This panel has the potential to be used for genetically typing tumor biopsies and is part of our oncology and molecular diagnostics development efforts.

•

Closed Tube Assay – We completed feasibility testing of a closed tube assay format, which is aimed at simplifying workflow and providing overall assay improvement and cost and will continue these efforts, including liquid handling automation, during 2009.

Genetic Analysis Markets

Biomedical Research and Molecular Medicine

Approximately 250 MassARRAY systems have been placed in academic, pharmaceutical, and clinical research institutions across the global biomedical research market to identify genetic markers with potential clinical utility. Whole-genome population studies are conducted for general research purposes to create SNP maps and to determine allele frequencies in different ethnicities or species. Whole genome association studies and linkage studies are conducted for genetic discovery purposes. In general, these studies are high throughput studies that analyze a small number of samples against a high number of SNPs. Candidate gene and candidate region association studies typically follow whole-genome population genetics studies, whole genome association studies, and linkage studies. Once target regions are identified and connections to disease are made, these institutions then typically perform fine mapping genotyping studies, which are conducted in an effort to apply genetics to diseases. Institutions conducting fine mapping genotyping studies use the MassARRAY system to perform candidate gene and candidate region association studies. Candidate gene association studies demonstrate that underlying genetic defects reside in specific biological pathways. From there, biomarker discovery efforts can potentially lead to clinical validation and use.

Oncology and Translational Research

Cancer is fundamentally a genetic disease and although the understanding of the genes, pathways, and signaling networks has increased exponentially over the past few decades, relatively little of this information has resulted in significant improvements in cancer mortality rates. The gap between the understanding of cellular and biological processes as they relate to tumor initiation and progression and improvements in patient survival may be due to an inability to comprehensively and systematically approach each cancer as an individual disease. The emerging field of translational medicine is directed at addressing this inability by integrating research inputs from the basic sciences and translating the results of clinical trials into changes in clinical practice. The molecular characterization of tumors is one of the areas of cancer research where science has made great strides in understanding the genetic changes associated with tumor initiation and progression and where it has lead to demonstrable improvements in patient care. Although we are early in the process of development and commercialization, we aim to provide key research tools for translational medical research targeted at oncology. These tools will allow evaluation of genomic alterations and mutations, which include base substitutions that inactivate tumor suppressor genes or cause constitutive activation of proto-oncogenes, large genomic deletions, large and small intragenic deletions, chromosomal translocations, as well as aberrant promoter methylation and other epigenetic events.

Clinical Research, Public Health, Biodefense

Our iSEQ Comparative Sequencing Analysis application is directed to the clinical research market (with its focus on public health issues), healthcare industries, pharmaceutical sectors and homeland defense initiatives. In these areas nucleic acid based detection and identification of bacteria and viruses, especially pathogens of public health interest, have become reliable alternatives to classical detection methods. DNA based analyses are of increasing importance for pathogen typing and antibiotic resistance profiling. A large number of sequencing efforts in the past decade have provided reference sequences for massive parallel comparative sequencing of individuals to ascertain variations within populations and to identify informative genomic markers for routine DNA based microbial and viral typing and monitoring. This continuing effort requires accurate, reproducible, high-throughput technologies for large-scale comparative sequencing in extensive archives of microbes. The automation, throughput, accuracy, data portability and reproducibility of the MassARRAY iSEQ Comparative Sequence Analysis application serves these needs.

Agricultural and Livestock

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

Our MassARRAY platform is widely accepted by livestock-focused service providers in the United States and Europe for genotyping, due to its suitability for routine testing of a large number of DNA samples with modest numbers of SNPs. Beginning with our first MassARRAY system placement with the U.S. Department of Agriculture in 1999, we have provided genotyping solutions for livestock customers. We serve the livestock market through product sales, panel development and optimization, and by providing services, including back-up testing, over-flow, and quality control. Our competitive advantage in the livestock market is based upon the capability of the MassARRAY system to perform high-volume routine testing. While other genetic analysis platform companies have been successful in the whole genome mapping segment of the market, their platforms are not optimal for routine tests involving tens to hundreds of SNPs.

Strategic Direction

In our molecular diagnostics business we are focusing on developing and commercializing various non-invasive prenatal diagnostic tests and developing tests in other women’s health and disease areas, including oncology and infectious disease. In addition to our CLIA laboratory development of diagnostic tests for non-invasive prenatal diagnostics, we are pursuing partnering opportunities for the development and adaptation of the MassARRAY system for commercialization for molecular diagnostics in general. Our genetic analysis strategy focuses on leveraging our technology, intellectual property, and other assets to expand deeper into and beyond the fine mapping segment of the genetic analysis market, to more aggressively target pharmaceutical companies and other for-profit institutions, particularly in areas of translational research and molecular medicine, and capitalizing on our potential in molecular diagnostics markets. In our core genetic analysis business, we are focusing on prioritizing key product and service initiatives that we believe will drive growth and create value.

Our strategy includes the following initiatives:

•

Developing and commercializing non-invasive prenatal diagnostic assays and other proprietary tests for women’s health, oncology, infectious disease, and other areas, both through our CLIA laboratory, internal development, and potential partnership with others;

•

Focusing on meeting customer needs in the fine mapping segment of the genetic analysis market and adding pharmaceutical, biotechnology, agricultural, and molecular diagnostic companies to our research customer base;

•

Creating a sustainable competitive advantage by launching applications, and new products such as our closed tube assay currently under development, our biomarker panels for oncology research and other research, and other applications for genotyping, comparative sequencing, quantitative gene expression, methylation pattern analysis, and other analyses; and

•	Adapting the MassARRAY platform for use in molecular diagnostics, potentially including development of in-vitro diagnostic solutions.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.

We have implemented a diligent patent strategy, including in-licensing, designed to facilitate our research and development and commercialization of current and future products. Our patent portfolio, including in-licensed patent rights, includes 349 issued patents and 275 pending patent applications, in the United States and other major industrial nations throughout the world.

Our prenatal diagnostic patent portfolio includes numerous in-licensed issued patents and in-licensed pending patent applications. The issued patents include United States Patent Nos. 6,250,540, 6,927,028, and 6,664,056, and foreign equivalents for portions of the portfolio that include Canada and Europe. These patents will expire between 2017 and 2022. Most of the patent applications that are in-licensed are in the early stages of patent prosecution and it is difficult to predict when patents will issue from those applications, if at all. These patents and patent applications cover methods of analyzing fetally-derived nucleic acids in maternal serum or plasma, methods of analyzing the methylation status of fetal nucleic acid to differentiate it from maternal nucleic acid, and various DNA and RNA markers which may be useful in detecting and diagnosing various fetal disorders, such as Down syndrome or maternal disorders, such as preeclampsia. We in-licensed United States Patent No. 6,250,540 and its foreign equivalents from ISIS in the United Kingdom. The European counterpart patent to U.S. Patent No. 6,250,540 is European Patent No. 994963. The 994963 Patent was the subject of an Opposition proceeding in the European Patent Office (the “EPO”), which was brought against ISIS by Ravgen, Inc. The Opposition concluded with the EPO’s decision to affirm the grant of the European 994963 Patent, however, with amended claims consistent with the issued claims of its counterpart United States Patent. Ravgen has appealed the EPO’s decision (Appeal No. T146/07-334) and the appeal remains currently pending before the EPO.

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

Through our exclusive license agreement with Xenomics, Inc, we hold exclusive rights to patents for prenatal research and diagnostic uses and products using fetal nucleic acids found in maternal urine. The licensed patent rights include United States Patent Nos. 6,251,638; and RE 39,920, and foreign equivalents in Europe. These patents will expire between 2017 and 2018. The license provides us with exclusive rights to use transrenal fetal nucleic acids in maternal urine for noninvasive prenatal diagnostics and analysis on a platform and technology-independent basis for all uses, excluding fetal gender determination solely by the presence of Y chromosome.

Through our exclusive license agreement with Genomic Nanosystems, LLC, we hold exclusive rights to issued patents and pending patent applications providing fundamental rights for digital PCR technologies and methods. The issued patents are United States Patent Nos. 6,143,496; 6,391,559; and 7,459,315. These patents will expire in 2017. The license provides us with the exclusive right to use the technology on any platform for noninvasive prenatal diagnostics and analysis for any sample (for example, fetal cells, amniocentesis fluids, plasma, urine, etc.) and also in conjunction with mass spectrometry for any commercial, diagnostic or research purpose, excluding second generation sequencing.

Our success depends to a significant degree upon our ability to continue to develop proprietary products and technologies, to identify and validate useful genetic markers and to thoroughly understand their associations with disease, and to in-license desirable or necessary intellectual property as appropriate. We intend to continue to file patent applications as we develop new products and methods for nucleic acid analysis, and as we develop diagnostic and molecular medicine related technology and products. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. The laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of genetics, molecular biology, and prenatal and molecular diagnostics that are of interest to us. There can be no assurance that patents will issue from any of our patent applications. The scope of any of our issued patents including U.S. Patent No. 6,250,540, may not be sufficiently broad to offer meaningful protection.

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

Competition

We face competition from various companies offering nucleic acid analysis systems and services, from various companies developing and commercializing diagnostic assays, and from various companies researching and developing prenatal diagnostic technology.

In the molecular diagnostic business, including the non-invasive prenatal diagnostic market, we plan to develop LDT and diagnostic use tests based on detection of circulating cell-free fetal nucleic acid in maternal serum or plasma. Our exclusive license to the intellectual property surrounding the use of free fetal nucleic acids, combined with the precision and accuracy of our MassARRAY system will provide us with a competitive advantage in this space. In addition to invasive techniques, our competition arises from alternative methods of non-invasive prenatal diagnostics such as fetal cell purification from maternal blood and trophoblast purification from cervical swabs, fetal cell approaches, and potentially from sequencing approaches. Potential competitors include Ikonysis, Inc., Artemis Health, Inc., and Fluidigm Corp.

In the nucleic acid analysis marketplace, our MassARRAY system competes with alternative technology platforms that differ in cost per data point, throughput, sample amplification, analysis process, sample separation or method of DNA detection, turnaround time and quality of results. Most competitive technologies do not rely on direct detection methods such as mass spectrometry, but instead use indirect sample detection methods, such as hybridization or labeling. Competitive technologies are offered by Life Technologies, Corp. (formerly Applied Biosystems, Inc.) Beckman Coulter, Inc., Illumina, Inc., Biotage AB, Fluidigm, Corp., Ibis Biosciences, Inc. (now Abbott), and others.

Research and Development

We believe that investment in research and development is essential to establishing a long-term competitive position as a provider of genetic analysis tools and as a provider or an enabler of diagnostic tests. Our research and development expenses for the years ended December 31, 2008, 2007, and 2006, were $27.5 million, $14.4 million, and $11.9 million, respectively.

During 2008 we conducted most of our research and development activities at our facilities in the United States. Our research and development is augmented by advisory and collaborative relationships with others.

Our research and development efforts are primarily focused on expanding the applications for our MassARRAY technology, research and development of diagnostic assays, and research and development of other prenatal diagnostic methods and technologies that are relevant to diagnosing disorders or conditions such as thalassemias, cardiac disorders, congenital disorders and autism, as well as for oncology and infectious diseases and certain other diseases, including the sample preparation step of enriching fetal nucleic acid for subsequent analysis.

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production and marketing of diagnostic products, including tests that may be developed by us or our corporate partners, collaborators or licensees. Certain diagnostic products developed by us or our collaborators may require regulatory approval by governmental agencies prior to commercialization. Products that we develop in the diagnostic markets, depending on their intended use, will be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval, or PMA, or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to six months from submission, but can take significantly longer. The premarket approval pathway is much more costly, lengthy, uncertain and generally takes from nine months to one year or longer from submission. The receipt and timing of regulatory clearances or approvals for the marketing of such products may have a significant effect on our future revenues. Human diagnostic products are subject to rigorous testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of diagnostic products.

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

As mentioned above, our strategy focuses on capitalizing on our potential in molecular diagnostics markets by commercializing various non-invasive diagnostic tests and laboratory platform systems. Our approach involves initial commercialization, through partnering with CLIA certified laboratories, of LDTs for screening. This approach involves transferring basic technology to the laboratory. The laboratory is solely responsible for the development, validation and commercialization of the assay. Such LDT testing is currently under the purview of CMS and State agencies that provide oversight of the safe and effective use of LDTs. To date, FDA has exercised its regulatory discretion not to regulate LDTs as LDTs are developed and used by a single laboratory. FDA and the U.S. Department of Health and Human Services have been reviewing their approach to regulation in the area of genetic testing and LDTs, and the laws and regulations may undergo change in the near future. Although recent reforms and enforcement actions have focused on them, we have no current plans to utilize analyte specific reagents (ASRs) or In-Vitro Diagnostic Multivariate Index Assay (IVDMIAs) in our LDT strategy so the effect on us of any of these specific changes in FDA policy is currently considered remote to our business.

Our research and development activities involve the controlled use of hazardous materials and chemicals, however, the concentration and volumes of these chemicals are limited. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and chemicals, as well as certain waste products.

Employees

As of February 2, 2009, we employed 248 persons, of whom 48 hold Ph.D. or M.D. degrees and 47 hold other advanced degrees. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

Executive Officers

Our executive officers, their positions with us, and their ages as of February 2, 2009 are as follows:

Name	Age	Position
Executive Officers
Harry Stylli, Ph.D., M.B.A.	47	President, Chief Executive Officer and Director
Charles R. Cantor, Ph.D.	66	Chief Scientific Officer and Director
Elizabeth Dragon, Ph.D.	60	Senior Vice President, Research and Development
Paul Hawran.	56	Chief Financial Officer
Michael Monko, M.B.A.	49	Senior Vice President, Sales and Marketing
Larry Myres	50	Vice President, Operations
Clarke Neumann, J.D.	45	Vice President and General Counsel
Steven Owings	56	Vice President of Commercial Development, Prenatal Diagnostics
Karsten Schmidt, Ph.D.	47	Vice President, Business Development
Dereck Tatman, Ph.D., M.B.A.	36	Vice President, Business Development
Allan Bombard, M.D.	56	Chief Medical Officer
Gary Riordan	50	Vice President, Regulatory Affairs and Quality

Harry Stylli, Ph.D., M.B.A. Dr. Stylli joined us in June 2005 as President and Chief Executive Officer and a director. From November 2004 to February 2005, Dr. Stylli served as President and Chief Executive Officer of Xencor, Inc., a next-generation antibody platform company. From May 2002 to July 2003, Dr. Stylli served as President and Chief Executive Officer for CovX Pharmaceuticals, a biopharmaceutical company that he co-founded, which was acquired by Pfizer. From 1995 to 2001, Dr. Stylli served in various capacities, including President, for Aurora Biosciences Corporation, a drug discovery systems company of which Dr. Stylli was a co-founder. Dr. Stylli currently serves as a director of Molecular Insight Pharmaceuticals, Inc., and Micropharma Ltd., and is an advisor to Nanosyn, a medicinal chemistry company. Dr. Stylli received his Ph.D. from London University’s Faculty of Medicine and an M.B.A. from the United Kingdom’s Open University.

Charles R. Cantor, Ph.D. Dr. Cantor joined us as Chief Scientific Officer and Chairman of the Scientific Advisory Board in August 1998 and has served as our director since 1998. Dr. Cantor is also Chief Executive Officer of DiThera, Inc., a biotechnology company that he founded in 2007. Since 1992, Dr. Cantor has served as a professor in the Department of Biomedical Engineering and Co-Director of the Center for Advanced Biotechnology at Boston University. Prior to that time, Dr. Cantor held positions at Columbia University and the University of California, Berkeley. He was also Director of the Human Genome Center of the Department of Energy at Lawrence Berkeley Laboratory. Dr. Cantor published the first textbook on genomics, The Science and Technology of the Human Genome Project, and remains active in the Human Genome Project through his membership in a number of the project’s advisory committees and review boards. Dr. Cantor is a member of the National Academy of Sciences. He is also a scientific advisor to 12 biotechnology and life science companies and one venture capital firm. Dr. Cantor currently serves as a director of ExSAR, Inc., Human BioMolecular Research Institute, and Retrotrope, Inc. Dr. Cantor received his Ph.D. in Chemistry from the University of California, Berkeley.

Elizabeth Dragon, Ph.D. Dr. Dragon joined us as Senior Vice President, Research and Development in May 2006. From 1990 to May 2006, Dr. Dragon served in various leadership roles in diagnostics research and development at Roche Molecular Systems, Inc., a molecular diagnostics company and member of the Roche Group. Her most recent positions at Roche Molecular Systems was Senior Vice President of Global Standardization and Vice President of Diagnostics Development. Dr. Dragon received her Ph.D. in Virology and Cell Biology from Albert Einstein College of Medicine of Yeshiva University.

Paul W. Hawran. Mr. Hawran joined us as Chief Financial Officer in April 2007. He served as a director from August 2006 until February 2007. Mr. Hawran served as Chief Financial Officer of Neurocrine Biosciences, Inc., a biopharmaceutical company, from 1993 until September 2006. He previously had served as

Vice President and Treasurer at SmithKline Beecham Corporation, as well as in various financial positions at Warner Communications. He is a member of the American Institute of Certified Public Accountants, the California and Pennsylvania Institutes of Certified Public Accountants and the Financial Executives Institute. Mr. Hawran is a director of Cytori Therapeutics, Inc. He received an M.S. in taxation from Seton Hall University.

Michael Monko, M.B.A. Mr. Monko joined us as Senior Vice President, Sales and Marketing in August 2006. Mr. Monko served as Vice President of Sales for the organization that is now the diagnostics strategic business unit of Millipore, a bioscience research and biopharmaceutical manufacturing supplier, from 2005 to July 2006. Previously, he served 19 years in various sales roles at Invitrogen Corporation, a biotechnology tools company. Mr. Monko received his M.B.A. from Babson College.

Larry Myres. Mr. Myres joined us as Vice President, Operations in November 2005. Mr. Myres was Vice President of Operations for DexCom, Inc., a medical device company, from 2000 to 2005 and Precision Vascular Systems, a medical device company, from 1997 to 2000.

Clarke Neumann, J.D. Mr. Neumann joined us in 1999 and has served as Vice President, General Counsel and Assistant Secretary since 2001. Prior to joining us, Mr. Neumann was an attorney at Lyon & Lyon, LLP, specializing in intellectual property litigation, strategic counseling, business litigation and transactional matters. Mr. Neumann holds a J.D. from Loyola Law School, Los Angeles.

Steven Owings. Mr. Owings joined us as Vice President, Commercial Development, Prenatal Diagnostics, in February 2007. From 2004 to 2006, Mr. Owings served as President, North America, of Primagen Inc., a molecular diagnostics company. From 2003 to 2004, Mr. Owings served as a consultant and Director of Business Development to Epoch Biosciences, Inc., a genomics analysis products company that was acquired by Nanogen Inc. in 2004. From 1999 to 2002, Mr. Owings served as Vice President, Sales and Marketing for Visible Genetics Inc., a pharmacogenomics company that was acquired by Bayer Diagnostics in 2002.

Karsten Schmidt, Ph.D. Dr. Schmidt joined us in January 1999 as Director, Business Development and has served as Vice President, Business Development, since December 2005. He has also served previously as Managing Director of our German subsidiary, Vice President, European Operations, and Vice President, Operations. Before joining us, Dr. Schmidt held a senior management position at Rhône-Poulenc Rorer where he was responsible for all drug regulatory affairs activities in the asthma and allergy area. Dr. Schmidt is a trained pharmacist. He received his Ph.D. in pharmaceutical biology from the University in Bonn.

Dereck Tatman, Ph.D., M.B.A. Dr. Tatman joined us in 2000 as a Business Development Analyst and has served as Vice President, Business Development since July 2004. Prior to joining us, Dr. Tatman was employed at Dow Agrosciences in the biotechnology business development group. Dr. Tatman holds a Ph.D. from Arizona State University and a M.S. in Management from Krannert School of Business at Purdue University.

Allan Bombard, M.D. Dr. Bombard joined us as Chief Medical Officer in January 2009. From October 2008 to January 2009, Dr. Bombard was the Chief Executive Officer of Lenetix Medical Laboratory, which provides genetic screening and diagnostic testing for obstetricians, gynecologists, family practitioners, nurse midwives, laboratories, diagnostic facilities and other healthcare providers. From April 2005 to October 2008, Dr. Bombard was Chief Medical Officer of Sharp Mary Birch Hospital for Women. From 2002 to 2005, Dr. Bombard served as Senior Vice President, Chair, and Residency Program Director of the Department of Obstetrics and Gynecology at Lutheran Medical Center. Prior to Lutheran Medical Center, he served as the Western U.S. Medical Director for Women’s Health at Aetna. Since 1998, Dr. Bombard has been a clinical professor in the Department of Obstetrics and Gynecology & Women’s Health at the Albert Einstein College of Medicine and since 2004. Dr. Bombard received his M.D. from the George Washington University and his M.B.A. from the University of San Diego.

Gary Riordan Mr. Riordan joined us in September 2008 as Vice President, Regulatory Affairs and Quality. Prior to joining us, Mr. Riordan served as Director, Regulatory Affairs at Ventana Medical Systems, Inc., a diagnostic systems supplier, from November 2004 to September 2008, and at Roche Molecular Systems, Inc., from December 1997 to October 2004. Mr. Riordan worked at the U.S. Food and Drug Administration from June 1990 to December 1997 where he evaluated regulatory submissions for antibody- and nucleic acid-based HIV and Hepatitis diagnostic assays and conducted inspections of in vitro diagnostic manufacturers.

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

We have limited experience.

Many of our technologies, particularly our non-invasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to develop and commercialize new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of various non-invasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY platform and potentially other platforms and we have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our genetic analysis products and applications and our diagnostics tests perform properly and are cost-effective, and we or our partners will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

We may not be able to generate any revenue from noninvasive prenatal diagnostic tests or any other tests we may develop.

We have committed significant research and development resources to the development of research-use-only and diagnostic tests, particularly non-invasive prenatal tests, for use on our MassARRAY system and other platforms. Although our licensed partner launched the first research-use-only test, a test for RHD using a reverse transcription polymerase chain reaction (RT-PCR) platform in early 2008, there is no guarantee that our partner or we will successfully generate significant revenues from this or any other tests for any use. We plan to launch through our CLIA laboratory a non-invasive prenatal screening LDT test for Rhesus D and a carrier screening test for Cystic Fibrosis during the second quarter of 2009; a non-invasive prenatal screening LDT test for trisomies (Trisomy 21 and potentially Trisomies 18 and 13) in June 2009; and a non-invasive prenatal screening LDT test for gender-linked disorders (our Fetalxy screen) during the fourth quarter of 2009 and to launch additional tests in the future. However, there is no guarantee that we will be able to successfully launch these or other diagnostic tests on the anticipated timelines or at all. We have no experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal research-use-only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop noninvasive prenatal research-use-only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•

reliance on SCMM and third-party CLIA-certified laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on SCMM and third parties to manufacture any noninvasive prenatal research-use-only or diagnostic or other tests that we may develop;

•

our ability to establish and maintain adequate infrastructure to support the commercial launch and sale of our diagnostic tests through SCMM or a third-party CLIA-certified laboratory, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•

the availability of adequate study samples for validation studies for any diagnostic tests we develop, the success of such validation studies and our ability to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of research-use-only or diagnostic or other tests, including noninvasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness or clinical utility of noninvasive prenatal or other tests;

•

changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of our sales and marketing efforts and ability to drive adoption of our diagnostic tests;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician and customer adoption of any diagnostic tests we develop;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to promote and protect our SEQureDx brand and technology; and

•	intellectual property rights held by others or others infringing our intellectual property rights.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

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

•	our ability to clinically validate any potential noninvasive prenatal or other diagnostic related products and obtain regulatory approval of any potential diagnostic products; and

•	expenses related to, and the results of, any litigation or other legal proceedings.

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

Our business may require additional investment that we have not yet secured. As of December 31, 2008, we had available cash and cash equivalents and marketable securities of approximately $98.3 million. We also had approximately $5.7 million of auction rate securities, or ARS, investments classified as noncurrent marketable securities at December 31, 2008.

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

We only recently acquired our CLIA-certified laboratory and have limited experience operating a diagnostic laboratory. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate our CLIA-certified laboratory and obtain and maintain required regulatory approvals.

We plan to validate LDT assays and commercialize them through SCMM, our CLIA-licensed laboratory located in Grand Rapids, Michigan. We only recently acquired SCMM in 2008 and as a result have little experience operating a CLIA-licensed laboratory. Because there is substantial distance between SCMM and us, we may have logistical and operational challenges in effectively managing and operating SCMM. If we are unable to successfully transfer our diagnostic technology and tests to SCMM for validation or if SCMM is unable to successfully validate any LDT or other tests that we intend to commercialize through SCMM, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in SCMM’s infrastructure, it is possible that we may not have adequate infrastructure in place for the commercial launch and sale of our diagnostic tests through SCMM. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate SCMM and obtain and maintain required regulatory approvals.

SCMM as a clinical laboratory is subject to CLIA, which is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. SCMM is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each require that you obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain licenses from these states or there is delay in obtaining such licenses, we will not be able to process any samples from patients located in those states until we have obtained the requisite licenses. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

We may not successfully obtain regulatory approval of any noninvasive prenatal or other diagnostic product or other product which we or our licensing or collaborative partners develop and we may not be able to successfully partner with CLIA licensed laboratories with respect to diagnostic products.

Products that we or our collaborators develop in the molecular medicine, diagnostic, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval, or PMA, or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to six months from submission, but can take significantly longer. The PMA process is much more costly, lengthy, uncertain, and generally takes from nine months to one year or longer from submission. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes, and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

We initially plan to validate assays and commercialize them in the form of laboratory developed tests (LDTs) through SCMM or a third-party CLIA-certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of the safe and effective use of LDTs, the FDA and the U.S. Department of Health and Human Services have been reviewing their approach to regulation in the area of genetic testing and LDTs, and the laws and regulations may undergo change in the near future. Although we have no current plans to utilize in our LDT strategy analyte specific reagents (ASRs) or In Vitro Diagnostic Multivariate Index Assay (IVDMIAs), which have been the focus of recent reforms and enforcement actions by the FDA, we cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs. Concurrently with our LDT commercialization activities, we plan to conduct the development, validation, and other activities necessary to file submissions with the FDA seeking approval for selected diagnostic tests. If we are unable to successfully launch any diagnostic tests as LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current diagnostic product candidates may not have favorable results in later studies or trials.

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

Claims by other companies that we infringe their intellectual property rights or that patents on which we rely are invalid could adversely affect our business.

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 41% of our total revenues for the year ended December 31, 2008, compared to 40% of our total revenues for the year ended December 31, 2007, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX Gold or any next generation iPLEX applications;

•	the availability and adoption of new technologies and applications provided by our competitors;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers;

•	the ability to maintain necessary quality standards and specifications for our SpectroCHIP products; and

•	our inability to transition to new suppliers for components for our MassARRAY system and our ability to maintain such relationships.

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

A number of potential applications of our MassARRAY technology, including research-use-only and diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our products or applications, such as gene expression analysis, epigenetic analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Achieving market acceptance will depend on many factors, including demonstrating to customers that our technology and products are cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Some of these products, components and materials are obtained from a single supplier or a limited group of suppliers. Our MassARRAY system is comprised of several components, of which the following are currently obtained from a single supplier: Bruker Daltonics, Inc. supplies replacement components for our mass spectrometers, PSI, Inc. supplies our chips, Majer Precision Engineering, Inc. supplies the pins for the pin-tools and Paragon Medsystems LLC and Thermo Fischer Matrix who supply our nano dispenser liquid handling devices.

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

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our subsidiaries and our clinical collaborators have been collected from volunteers who have provided our collaborators or us with appropriate consents for the data and samples provided for purposes which extend to include commercial diagnostic product development activities. We have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on an anonymous basis. We have also attempted to ensure that the volunteers from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and, to a large extent, we rely upon our clinical collaborators for appropriate compliance with the voluntary consents provided and with local law and regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of consents and the status of genetic material under a large number of different legal systems. The consents obtained in any particular country could be challenged in the future, and those consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical or genetic resources, which would hinder our diagnostic product development efforts. We could become involved in legal challenges, which could consume a substantial proportion of our management and financial resources.

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

Genetic testing, including gender determination and Trisomy 21 (Down syndrome) testing, has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.

If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts.

We have sourced or licensed components of our technology from other parties. For example, Bruker Daltonics supplies our replacement components for mass spectrometers, PSI, Inc. supplies our chips and Majer Precision Engineering supplies the pins for our present nanodispenser (pin-tool) product, and New England Biolabs, Epicentre and USB supply us with reagents used with our consumables. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. As a result, in the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

We may not successfully integrate acquired businesses and may not successfully complete the acquisition of businesses or technologies that we desire to acquire.

We may acquire additional businesses or technologies, or enter into other strategic transactions. For example, in November 2008, we completed the acquisition of the Center for Molecular Medicine, a CLIA licensed laboratory facility and in February 2009 we completed the acquisition of substantially all of the assets of SensiGen, LLC.

Managing these and future acquisitions entails numerous operational and financial risks, including:

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

We may also attempt to acquire businesses or technologies or attempt to enter into strategic transactions that we are unable to complete. For example, in January 2009, we launched an exchange offer to acquire EXACT Sciences Corporation, but were not able to complete the transaction prior to EXACT Sciences selling and licensing a substantial portion of its assets and intellectual property to a third party. If we are unable to complete such transactions, we may expend substantial resources and ultimately not successfully complete the transaction. Such transactions may also distract management and result in other adverse effects on our business and operations.

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

Evolution in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems, and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products as well as the significant restructuring changes that we have experienced, our ability to pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.

We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 50% of our sales were made outside of the United States during the year ended December 31, 2008, compared to 49% for the year ended December 31, 2007. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

Our only production facility for genetic analysis products is located in San Diego, California, where we also have laboratories. We also have laboratory facilities in Grand Rapids, Michigan. Damage to our facilities due to war, fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

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

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and our partners and collaborators prepare to commercialize research-use-only or other types of molecular tests, including LDTs and diagnostics for prenatal and other applications. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $5 million. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

Negative conditions in the global credit markets may impair the liquidity and value of a portion of our investment portfolio.

As of December 31, 2008, our marketable securities classified as noncurrent consist of $9.4 million, reduced by approximately $3.7 million reflecting the change in market value, of ARS issued primarily by municipalities and insurance companies that have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets and the financial services industry have prevented some investors from liquidating their holdings, including their holdings of ARS. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. Although the ARS have continued to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, recognized losses of approximately $2.6 million and $1.1 million have been recorded for the years ended December 31, 2008 and 2007, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to further adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings. There is no guarantee that we will be able to liquidate our remaining ARS or might have to incur further recognized losses. It is possible that our ARS investments may be subject to credit rating downgrades, which could also affect the value of the securities and any ability we may have to liquidate these securities in the future.

The uncertainty of the current economic and political conditions could harm our revenues and operating results.

Current domestic and global economic conditions are uncertain and have continued to be volatile and deteriorate over the past several months. The recent turmoil in the economic environment in many parts of the world may continue to put pressure on global economic conditions. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including the recent crisis in the credit markets and financial services industry and general conditions in the global capital markets. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

Our cash asset-backed loan line are maintained with financial institutions which given the current financial crisis may not be fully insured or available.

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

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements of technological innovations, clinical study results, or research and development progress or setbacks by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	securities analysts’ earnings projections or securities analysts’ recommendations; and

•	general market conditions, including the recent crisis in global financial markets.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We are headquartered in San Diego, California, with wholly-owned subsidiaries located in Hamburg, Germany, and Cambridge, England, New Delhi, India, Hong Kong, Grand Rapids, Michigan and Tokyo, Japan. We also have offices in Queensland, Australia, Beijing, China and Newton, Massachusetts. Collectively, we lease approximately 133,000 square feet under leases that expire at various dates through September 2015, each of which contains laboratory, office, manufacturing, or storage facilities.

The San Diego site is our company headquarters and houses our selling, general, and administrative offices, research and development facilities and manufacturing operations. The sites in Hamburg and Newton are used to support sales and distribution in Europe and the United States, respectively. The Newton site was acquired through our merger with Gemini Genomics in 2001 and is partially subleased. The site in Cambridge, England is used for sales and support activities performed in Europe. The site in Grand Rapids, Michigan houses our CLIA laboratory, SCMM. We believe our facilities are adequate for our current needs.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. A deadline for the focus case defendants to answer the amended complaints has not been set.

On June 5, 2008, we were named as a defendant in a complaint filed by plaintiffs Beckman Coulter Inc. and Orchid Cellmark Inc. in the United States District Court for the Southern District of California. In the complaint, the plaintiffs allege that we are infringing three patents owned by Orchid Cellmark Inc. and licensed to Beckman Coulter Inc. by making and selling our iPLEX products and teaching our customers how to use the products. The plaintiffs seek a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. On August 15, 2008, we filed an answer and counter claims against plaintiffs seeking declaratory judgments that the patents are not infringed and are invalid and/or unenforceable. Discovery is currently in progress. We believe that the plaintiffs’ claims are without merit and will vigorously defend against the claims advanced in the complaint.

On October 30, 2008, we filed a patent infringement suit against Ibis Biosciences, Inc., a subsidiary of Isis Pharmaceuticals, Inc. The complaint was served on the defendant in February 2009. Ibis has been acquired by Abbott Molecular. The lawsuit was filed in the United States District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is traded on The Nasdaq Global Market under the symbol “SQNM.” The following tables set forth the high and low sales prices for the Company’s common stock as reported on The Nasdaq Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2008:
Fourth Quarter	$26.72	$12.71
Third Quarter	27.76	16.28
Second Quarter	15.96	5.07
First Quarter	9.40	5.06
Year Ended December 31, 2007:
Fourth Quarter	$11.25	$7.80
Third Quarter	7.19	4.33
Second Quarter	4.96	2.99
First Quarter	5.44	3.61

There were approximately 118 holders of record of our common stock as of February 2, 2009. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Performance Measurement Comparison*

The following graph compares the cumulative total stockholder return on our common stock between December 31, 2003 and December 31, 2008 with the cumulative total return of (i) the NASDAQ Composite Index (NASDAQ Index) and (ii) the NASDAQ Biotechnology Index (the NASDAQ Biotech Index), over the same period. This graph assumes the investment of $100.00 on December 31, 2003 in common stock, the NASDAQ Index and the NASDAQ Biotech Index, and assumes the reinvestment of any dividends.

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

	Years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated statements of operations data
Revenues:
Consumables, MassARRAY and other product related	$42,259	$37,365	$27,051	$19,070	$21,026
Services	4,817	3,524	1,023	—	199
Research and other	73	113	422	351	1,224

Total revenues	47,149	41,002	28,496	19,421	22,449
Costs and expenses:
Cost of consumables, product and services revenue	19,590	18,077	11,887	10,370	11,361
Research and development	27,455	14,352	11,939	11,930	18,627
Selling and marketing, general and administrative	42,735	31,148	22,425	22,382	23,328
Restructuring and long-lived asset impairment charge	—	—	10	593	2,207
Amortization of acquired intangibles	—	—	1,511	2,014	3,075

Total costs and expenses	89,780	63,577	47,772	47,289	58,598

Loss from operations	(42,631)	(22,575)	(19,276)	(27,868)	(36,149)
Other income (expense):
Interest income	1,592	1,781	906	633	773
Interest expense	(139)	(17)	(20)	(325)	(434)
Loss on marketable securities	(2,584)	(1,071)	—	—	—
Other (expense) income, net	(181)	(101)	191	94	33

Loss before income taxes	(43,943)	(21,983)	(18,199)	(27,466)	(35,777)
Income tax (expense) benefit	(211)	—	622	929	1,152

Net loss	$(44,154)	$(21,983)	$(17,577)	$(26,537)	$(34,625)

Net loss per share, basic and diluted	$(0.83)	$(0.57)	$(0.71)	$(2.00)	$(2.62)

Weighted average shares outstanding, basic and diluted	53,129	38,865	24,842	13,276	13,219

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated balance sheet data
Cash, cash equivalents, marketable securities and restricted cash	$99,700	$52,150	$26,330	$8,678	$37,944
Working capital	103,246	52,690	23,651	5,403	28,479
Total assets	140,484	76,046	39,881	24,436	58,486
Total long-term obligations	4,779	5,744	3,525	1,363	5,700
Total stockholders’ equity	116,213	54,265	25,450	11,743	38,072

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diagnostic testing and genetics analysis company committed to providing products, services, diagnostic testing, applications and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include non-invasive prenatal diagnostics, oncology, infectious diseases, and other disorders.

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance (in speed, accuracy and cost efficiency) nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our platform is widely accepted as a leading high-performance DNA analysis platform for the fine mapping genotyping market and is gaining traction in newer developing markets, such as epigenomics and clinical microbiology. Our customers include premier clinical research laboratories, bio-agriculture, bio-technology and pharmaceutical companies, academic institutions, various government agencies worldwide, as well as our CLIA certified lab, Sequenom Center for Molecular Medicine. To provide customer support for our expanding user base and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe, India, Australia and Asia, in addition to regional distribution partners in France, Israel, Russia, Eastern Europe, South Korea, New Zealand, Singapore, Taiwan, Kuwait, Saudi Arabia and Turkey.

We are researching, developing and pursuing the commercializion of various non-invasive molecular diagnostic tests for prenatal genetic disorders and diseases, oncology, infectious diseases, and other diseases and disorders. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on non-invasive diagnostics currently using our proprietary MassARRAY system, however, we may in the future employ other platforms with our applications as may be more suitable on a case-by-case basis considering optimum test performance and commercialization factors.

Currently, we are primarily focused on developing and commercializing prenatal screening and diagnostic tests using our non-invasive, circulating cell-free fetal (ccff) nucleic acid based assay technology, which is non-invasive to the womb, using a simple maternal blood draw, for prenatal diagnosis, in order to provide more fundamental and reliable information about the fetus early in pregnancy. Our planned screening and diagnostic tests in areas of women’s health, oncology, and infectious disease are also non-invasive and are expected to use simple blood draws from patients rather than invasive procedures such as surgery.

Supporting our initiatives in women’s health, oncology and infectious disease, in January 2009, we entered into an agreement for the acquisition of the complete AttoSense portfolio of gene-based molecular tests and related assets from SensiGen LLC. The acquisition includes highly-sensitive and specific tests for the detection and monitoring of human papillomavirus (HPV) (the primary cause of cervical and head and neck cancers), systemic lupus erythematosus (Lupus), chronic kidney disease (CKD), inflammatory bowel disease (IBD) and other tests, all of which utilize our proprietary MassARRAY platform. This acquisition was completed in February 2009.

We plan to launch through our CLIA laboratory a non-invasive prenatal screening LDT test for Rhesus D and a carrier screening test for Cystic Fibrosis during the second quarter of 2009; a non-invasive prenatal screening LDT test for trisomies (Trisomy 21 and potentially Trisomies 18 and 13) in June 2009; and a non-invasive prenatal screening LDT test for gender-linked disorders (our Fetalxy screen) during the fourth quarter of 2009. Concurrent with our LDT commercialization activities, we plan to conduct the development, validation, and other activities necessary to file submissions with the Food and Drug Administration (FDA) seeking approval for selected diagnostic tests. We plan to file submissions with the FDA for our prenatal trisomy tests and Rhesus D genotyping in 2010.

Our MassARRAY technology is accepted as a leading high-performance DNA analysis system for the fine mapping genotyping market. We derive revenue primarily from sales of our MassARRAY hardware, software and consumable products. Our standard MassARRAY system combines the following basic components, which contributes to the high level of performance in terms of speed, accuracy and cost efficiency:

•	a MALDI-TOF mass spectrometer, which uses an established analytical method that we have adapted for DNA analysis;

•

proprietary biochemical reagents for sample preparation, coated silicon chips known as the SpectroCHIP®, liquid handling hardware to prepare DNA for analysis, and dispensing hardware to dispense analyte onto the SpectroCHIP carrier; and

•	bioinformatics software that records, calculates, and reports the data generated by the mass spectrometer.

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications including single nucleotide polymorphism, or SNP, genotyping detection of mutations, analysis of copy number variants and other structural genome variations, quantitative gene expression analysis, quantitative methylation marker analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary application software that operates on the MassARRAY platform and through the purchase of consumable chips and reagent kits. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping solution for fine mapping projects enabled through our iPLEX multiplexing assay reagents and chips which permits multiplexed SNP analysis using approximately the same amount of reagents and chip surface area as is used for a single sample analysis.

Our research and development efforts in genetic analysis are committed to producing new and improved components and applications for the MassARRAY system that deliver greater system versatility and excellent data quality at a competitive price per data point. These research and development activities and new applications also facilitate and support our diagnostics initiatives.

We have targeted customers conducting quality genotyping and performing fine mapping studies, candidate gene studies, comparative sequencing, gene expression analysis, and epigenetic analysis in the molecular medicine market. Epigenetic analysis is an important part of cancer and other research areas. DNA methylation analysis is the most frequently studied epigenetic change, and examines changes in the presence or absence of methyl groups in specific areas of the DNA.

We are targeting customers for our genetic analysis technology and products across four segments: biomedical research and molecular medicine; oncology and translational research; clinical research, public health and biodefense; and agriculture and livestock. We believe the market and opportunities for growth for fine mapping genotyping are increasing as more researchers are completing their larger genomic studies such as whole genome scans. Epigenetic analysis is an emerging market that, along with gene expression analysis, is increasingly being utilized by researchers in conjunction with genotyping to attempt to fully understand genetic cause and effect.

As of December 31, 2008, our revenues consisted of sales of MassARRAY hardware, software, consumables, maintenance agreements, and from services contracts through our genetic analysis contract research services business. The impact of our product offerings and contract research services business on future revenues, margins, expenses, and cash flows remains uncertain and depends on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We expect revenues from molecular diagnostics through out-licensing and commercialization of our non-invasive prenatal diagnostics technology, including technology for Rhesus D incompatibility using a real-

time polymerase chain reaction platform, to be minimal for the foreseeable future. To the extent that revenues are realized from our molecular diagnostic tests, including non-invasive prenatal diagnostics technology or from our prior disease gene discoveries, if at all, they may fluctuate significantly as revenues will be based upon the occurrence of certain milestones, our reliance upon and the progress made by our collaborative partners, successful product development and commercialization, and product demand, all of which are uncertain and difficult to predict. As a result, our entitlement to, and the timing and amounts of, any revenues from molecular diagnostic products licensing and milestone payments and royalty or revenue sharing payments on future diagnostic or other product sales are uncertain and difficult to predict. To achieve such revenues we will likely be dependent upon the efforts, resources and success of present and future collaborators and licensees who may need to invest significant dollar amounts in research and development efforts, commercialization efforts, clinical trials, and obtaining regulatory approvals over several years. Such revenues, if any, are uncertain and also depend on many factors as described in Item 1A of this report under the caption “Risk Factors.”

We have a history of recurring losses from operations and have an accumulated deficit of $526.3 million as of December 31, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2008, we had available cash and cash equivalents and current marketable securities totaling $98.3 million and working capital of $103.2 million.

On July 1, 2008, we closed an underwritten public offering of our common stock totaling 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in aggregate net proceeds of approximately $91.8 million after deducting underwriting discounts, commissions and estimated transaction expenses.

During 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, as well as a $30.5 million private placement of our common stock. Under the terms of the registered direct offering we issued and sold 6,666,666 shares of our common stock at $3.00 per share, with aggregate net proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses. Under the terms of the private placement we issued and sold 3,383,335 shares of our common stock at $9.00 per share, with aggregate net proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Certain of these accounting policies that we believe are the most critical to our investors’ understanding of our financial results and conditions are discussed below. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included elsewhere in this report. In preparing these financial statements, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of the consolidated financial statements. Management must apply significant judgment in this process. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an assessment that falls within the range of reasonable estimates. The application of these accounting policies involves the exercise of judgment and use of estimates and assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

We recognize revenue in accordance with current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition” (SAB 104). In

accordance with SAB 104, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. We consider Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (EITF 00-21) and for MassARRAY system sales, the arrangement consideration is allocated among the separate units of accounting based on their relative fair values. The separate units of accounting are typically the system and software itself and maintenance contracts sold at the time of the system sale. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 30 days are recognized upon shipment and transfer of title to the customer or when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer or the duration of the software license. We recognize revenue on maintenance services for ongoing customer support over the maintenance period. Revenues from genetic services are recognized at the completion of key stages in the performance of the service, which is generally delivery of SNP assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

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

Significant estimates are as follows:

•

Accrued acquisition and integration costs. To the extent that exact amounts were not determinable at the time of acquisition, we estimated amounts for direct costs of the acquisition of Gemini Genomics and Axiom Biotechnologies and the related integration costs in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). Amounts incurred relating to acquisition and integration costs totaled $27.4 million and as of December 31, 2008 and 2007, approximately $0.5 million and $0.7 million remained accrued, respectively. The amount accrued at December 31, 2008, represents our remaining lease payments, net of estimated sublease income of $0.5 million from existing subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional expense.

•

Goodwill and impairment of long-lived assets. The purchase price allocation for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results.

We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recorded in 2008, 2007 or 2006. Intangible assets totaled $0.1 million, net of accumulated amortization, at December 31, 2008.

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

•

Reserves for obsolete and slow-moving inventory. We operate in an industry characterized by rapid improvements and changes to technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount to cost. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During 2008, slow-moving inventory reserves of $0.7 million were charged against cost of goods sold and the total reserve was $1.8 million at December 31, 2008.

•

Income taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of December 31, 2007, we have maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold required under SFAS 109.

Due to the adoption of SFAS No. 123(R) “Share-Based Payment,” we recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

Effective January 1, 2007, we adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

•

Stock-based compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)). Under the provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option valuation model (BSM) and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of these assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States SFAS 162 was effective November 15, 2008 and the adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions completed in future periods.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of

Statement 157” (FSP 157-2), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial statements. See Note 3, “Marketable Securities and Fair Value Measurements” for further discussion on our financial assets.

SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), was issued in December 2007. SFAS 141(R) established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will become effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS 141(R) on our consolidated financial statements will depend on the economic terms of any future business combination transactions.

On January 1, 2008, we adopted the provision SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS 159 includes available-for-sales securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in comprehensive income and in the equity section of the balance sheet. At this time, we have not elected to account for any available-for-sale securities using the provisions of SFAS 159.

On January 1, 2008 we adopted EITF Issue No. 07-1, “Accounting for collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-1). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Since our collaborative arrangements do not incorporate such revenue- and cost-sharing arrangements, the adoption of EITF 07-1 did not have an impact on our financial statements.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We adopted EITF 07-3 as of January 1, 2008, and its adoption did not have a material impact on our consolidated financial statements.

Results of Operations

Years ended December 31, 2008 and 2007

Revenues

Total revenues were $47.1 million and $41.0 million for the years ended December 31, 2008 and 2007, respectively. MassARRAY and other product related revenues are derived from the sale of MassARRAY systems, consumables, sales and licensing of our proprietary software, maintenance contracts, and license fees from end-users.

Consumable sales increased to $19.5 million in 2008 from $16.5 million in 2007. The increase in 2008 compared to 2007 was a result of an increase in our installed base of MassARRAY Compact systems as well as increased demand for our iPLEX genotyping assay.

MassARRAY and other product related revenue increased to $22.7 million in 2008 from $20.8 million in 2007. The increase of $1.9 million was primarily due to an increase in MassARRAY system hardware and software revenue to $19.5 million in 2008 from $18.4 million in 2007, which was attributable to an increase in our selling price during 2008. Revenue from other product sales, including MassARRAY system maintenance contracts, license fees and royalties for the years ended December 31, 2008 and 2007 was $3.2 million and $2.5 million, respectively. Maintenance revenue increased by approximately $0.7 million from the comparative period due to higher service contracts in effect over our installed base.

We recorded genetic analysis service revenues of $4.8 million for the year ended December 31, 2008, compared to $3.5 million in service revenues for the year ended December 31, 2007. The increase from 2007 is attributable to growth in our contract research service business primarily in the commercial, clinical analysis and the academic research markets.

Research and other revenue was $0.1 million in 2008 and $0.1 million 2007. The timing of research revenues depends upon our expenditures on grant research and the receipt of the grant funding from the sponsoring agencies. We expect grant revenue to be minimal going forward.

Domestic and non-U.S. revenues were $23.8 million and $23.3 million, respectively, for the year ended December 31, 2008, and $22.2 million and $18.8 million, respectively, for the year ended December 31, 2007.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, revenue recognition criteria, economic conditions, the overall acceptance and demand for our new and existing commercial products and services as well as the future adoption rates of our diagnostics assays.

Cost of Product and Service Revenues and Gross Margins

Cost of product revenues were $15.1 million and $14.6 million and gross margins were 64% and 61% for the years ended December 31, 2008 and 2007, respectively. The increase in gross margin for product revenues in 2008 compared to 2007 is attributable to increased consumable sales that generally have higher average gross margins compared to systems sales, along with a favorable mix of new systems at higher selling prices with additional software at higher margins.

Cost of service revenues were $4.5 million and $3.5 million and gross margins were 7.0% and 1.2% for the years ended December 31, 2008 and 2007, respectively. Our genetic analysis contract research service business incurred higher expenses, primarily in salaries and related personnel expenses, as operations increased in scale to accommodate a higher volume of research contracts. Gross margins on contract research service revenues are dependent on the particular market the services are being performed, the size of the projects and the pricing terms.

Our overall gross margins were 58% and 56% for the years ended December 31, 2008 and 2007, respectively. The increase in overall gross margin in 2008 is attributable to increased consumables sales at a higher gross margin, a higher average selling price for new system sales and higher margins in contract research services due to a higher volume of activity.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of products and contract research services sold, the mix of systems and consumables sold, competitive conditions, costs of goods, sales volumes, discounts offered, sales through distributors, payor contracts for diagnostics tests, the volume of diagnostics tests sold and adoption rates of our diagnostic tests, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies.

Research and Development Expenses

Research and development costs were $27.5 million and $14.4 million for the years ended December 31, 2008 and 2007, respectively. These expenses consist primarily of salaries and related personnel expenses, improvements to our existing products, validation of products under development, and expenses relating to work performed under research contracts.

The increase in research and development expenses of $13.1 million for 2008 compared to 2007 primarily resulted from increased headcount and travel costs of $3.8 million, operating supplies of $2.8 million, clinical sample collection, consulting and collaboration costs of $2.9 million related to our non-invasive prenatal technology development, headcount based overhead allocation expense of $2.5 million, share-based compensation expense of $1.1 million, as well as depreciation and office expenses of $1.0 million. These increases were offset by $1.0 million in the absorption of research and development expenses to cost of service revenue.

We expect our research and development expenses to increase in 2009 compared to 2008, as we increase our investment in the development of non-invasive prenatal nucleic acid based tests and as we continue to invest in new products and applications for our MassARRAY platform.

Sales and Marketing Expenses

Sales and marketing costs were $24.3 million and $17.0 million for the years ended December 31, 2008 and 2007, respectively. These expenses consist primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in selling and marketing expenses of $7.3 million for 2008 compared to 2007 primarily resulted from increased headcount and travel of $3.1 million, $1.6 million for higher share-based compensation expense, $0.9 million for higher headcount-based overhead allocation charges, $0.4 million for higher advertising, trade shows and public relations expenses, $0.3 million of consultant expenses for sales and marketing projects associated with diagnostic operations, $0.3 million in bad debt expense related to accounts receivable write-offs, $0.3 million for higher operating supplies, $0.3 million for higher office operating expenses and $0.1 million for higher sales bonus compensation.

We expect our sales and marketing headcount and associated expenses to increase in 2009 compared to 2008, as we strengthen our sales force and continue building our commercial development team for our non-invasive prenatal diagnostic technology.

General and Administrative Expenses

General and administrative costs were $18.4 million and $14.1 million for the years ended December 31, 2008 and 2007, respectively. These expenses consist primarily of salaries and related expenses for legal, finance, and human resource personnel, and their related department expenses.

The increase in general and administrative expenses of $4.3 million for 2008 compared to 2007 primarily resulted from increased legal expense of $2.9 million related to ongoing litigation, share-based compensation of $1.6 million, headcount and travel expense of $1.4 million, audit and tax related fees and expenses of $0.9 million, information technology expenses of $0.8 million for computers and software licenses, consultant expenses of $0.3 million and depreciation and other office expenses of $0.3 million. These increases were partially offset by reduced headcount-based overhead allocation of $3.3 million as well as higher absorption of overhead costs of $0.6 million.

We expect general and administrative costs to increase in 2009 compared to 2008, as we build our infrastructure in order to support our anticipated growth as well as continued increases in legal costs due to ongoing litigation.

Interest Income

Interest income was $1.6 million in 2008 compared to $1.8 million in 2007. The decrease in 2008 compared to 2007 was due to a change in our investment policy, which restricted our marketable securities investments exclusively to U.S. Government backed financial instruments that yield a lower overall return compared to our prior investment portfolio, despite higher cash balances following our public offering in July 2008.

Loss on Marketable Securities

Loss on marketable securities was $2.6 million in 2008 compared to $1.1 million in 2007. The recognized loss was due to an other-than-temporary impairment in our investments in auction rate securities. The increase in recognized losses in 2008 compared to 2007 is due to additional declines in the market value of these auction rate securities due to ongoing difficulties in global credit markets. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value of our remaining auction rate security investments is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through additional impairment charges.

Interest Expense

Interest expense was $139,000 and $17,000 for 2008 and 2007, respectively. The increase in 2008 compared to 2007 is due to higher balances on our asset-backed loan commencing in September 2007.

Income Tax Expense

Income tax expense of $211,000 for the year ended December 31, 2008 was primarily due to statutory tax liabilities resulting from our foreign operations. There was no comparable income tax expense for the year ended December 31, 2007.

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

Our overall gross margin was 56% and 58% for the years ended December 31, 2007 and 2006, respectively. The decrease in overall gross margin in 2007 is attributable to lower margins within contract research services as we increase operations to become fully functional, offset by an overall increase in consumables sales that sell at higher average gross margins.

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

Liquidity and Capital Resources

As of December 31, 2008, cash, cash equivalents and current marketable securities totaled $98.3 million, compared to $50.8 million at December 31, 2007. Our cash equivalents and current marketable securities are held in U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA.

As of December 31, 2008, we have $5.7 million of auction rate securities, which reflects a $3.7 million adjustment to the principal value of $9.4 million. Additional discussion with respect to the risks and uncertainties associated with our auction rate securities is included in the “Risk Factors” in Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report and in the notes to our consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $526.3 million as of December 31, 2008. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of December 31, 2008 and 2007, we had working capital of $103.2 million and $50.8 million, respectively.

On July 1, 2008, we closed an underwritten public offering of our common stock totaling 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in aggregate net proceeds of approximately $91.8 million after deducting underwriting discounts, commissions and estimated transaction expenses.

During 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, as well as a $30.5 million private placement of our common stock. Under the terms of the registered direct offering we issued and sold 6,666,666 shares of our common stock at $3.00 per share, with aggregate net proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses. Under the terms of the private placement we issued and sold 3,383,335 shares of our common stock at $9.00 per share, with aggregate net proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and current marketable securities. Cash used in operations for the year ended December 31, 2008 was $34.6 million compared to $17.4 million for 2007. The use of cash was primarily a result of the net loss of $44.2 million for the year ended December 31, 2008, increased by $6.5 million from inventory balances due to greater on-hand systems for anticipated systems sales, $0.1 million from accounts receivable, $0.3 million from other current asset and prepaid expenses, as well as $0.4 million in deferred rent. Cash usages were partially offset by stock-based compensation of $7.3 million, non-cash depreciation and amortization of $2.9 million, a recognized loss on our auction rate securities of $2.6 million, adjustment to our bad debt provision resulting in an expense of $0.4 million, restricted stock charges of $0.2 million, a loss on disposals of fixed assets of $0.2 million, $2.5 million from higher accounts payable and accrued expense balances due to increased operations during 2008, change in deferred revenue of $0.7 million and other changes in our operating assets and liabilities of $0.1 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities, other than the net changes in our current marketable securities and restricted cash that provided $1.2 million, consists of purchases for capital equipment that used $4.9 million in cash during the year ended December 31, 2008, compared to $3.5 million and $1.2 million for the same periods in 2007 and 2006, respectively. Additionally, we paid $0.4 million in cash related to our acquisition of CMM that closed in November 2008.

Net cash provided by financing activities was $93.8 million during the year ended December 31, 2008. Financing activities during the year ended December 31, 2008, included net receipts of $91.8 million from the issuance of common stock from our July 2008 underwritten public offering. Additionally, $0.6 million was received on fundings from our asset-backed loan and $2.0 million from the exercise of warrants, stock options and from employee contributions under our employee stock purchase plan, offset by approximately $0.6 million in payments on our asset-backed loan.

The following table summarized our contractual obligations as of December 31, 2008 (in thousands):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	After 3 Years
Open purchase orders	$4,435	$4,435	$—	$—
Long-term debt obligation	1,221	647	574	—
Collaborations	24,178	6,254	2,798	15,125
Operating leases	35,994	6,791	11,838	17,364

Total contractual obligations	$65,828	$18,127	$15,210	$32,489

Future operating lease commitments for leases have not been reduced by future minimum sublease rentals to be received through December 2010 aggregating $0.5 million. Open purchase orders are primarily for inventory items and research and development supplies. Collaborations primarily consist of agreements with institutions to conduct sponsored research and clinical study agreements.

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

Long-term debt obligations include the associated interest payable on this borrowing. Other commitments and contingencies that may result in contractual obligations to pay are described in the notes to our consolidated financial statements included elsewhere in this report.

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

•	the size of our future operating losses;

•	the level of our and our distributors’ success in selling our MassARRAY products and services and LDT services through SCMM;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses;

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

At December 31, 2008, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of our Newton, Massachusetts building lease agreement in December 2010.

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

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and originally classified these securities as “available-for-sale.” Consistent with our investment policy guidelines in effect when originally purchased, the auction rate security (ARS) investments held by us all had AAA/AA credit ratings at the time of purchase. At December 31, 2008, $9.4 million of principal was invested in ARS. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages. With the liquidity issues experienced in global credit and capital markets, the ARS held at December 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

Due to changes in the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes through 2010, which allows time for the securities to return to full value, we have classified all ARS investments as noncurrent assets on the consolidated balance sheet at December 31, 2008 of $5.7 million. Although the ARS continue to pay interest according to their stated terms, based on changes in assumptions and input from our valuation models and an analysis of other-than-temporary impairment factors, a recognized loss of approximately $2.6 million and $1.1 million was recorded for the years ended December 31, 2008 and 2007, respectively, of which $1.1 million represented the reclassification of previously recorded unrealized losses in other comprehensive income during 2008 and reflects the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. The $2.6 million and $1.1 million impairment charges did not have a material impact on our liquidity or financial flexibility. Any future fluctuation in fair value related to our ARS investments would be recorded as a charge to operations as appropriate.

Since there is a lack of observable market quotes on our investment portfolio of marketable securities in ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. In the event we need to access the ARS investments that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The market value of these securities may decline.

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound, or GBP, the Japanese Yen, or Yen, and the Euro, or EUR. The subsidiaries’ accounts are translated from the relevant functional currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the U.S. dollar.

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

Functional currency of operations	As of December 31, 2008 Net foreign monetary assets/(liabilities)
	AUS dollars	Euro
	($ in millions)
USD	$0.5	$(0.1)

A movement of 10% in the U.S. dollar to Australian dollar exchange rate would create an unrealized gain or loss of approximately $38,000. A movement of 10% in the U.S. dollar to Euro exchange rate would create an unrealized gain or loss of approximately $19,000. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the year ended December 31, 2008. We had no deferred gains or losses during the years ended December 31, 2008, 2007 or 2006.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management have concluded that the disclosure controls and procedures are effective at the reasonable assurance level. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal controls over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The Board of Directors and Stockholders of Sequenom, Inc.

We have audited Sequenom, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sequenom Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sequenom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Sequenom, Inc. and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

March 6, 2009

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

Item 10.    DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this report and is incorporated herein by reference.

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

The information required by this item is incorporated herein by reference from the information in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Exhibit Number	Description of Document
3.1(11)	Restated Certificate of Incorporation of the Registrant.

3.2(15)	Restated bylaws of Registrant, as amended.

3.3(27)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(11)	Specimen common stock certificate.

4.2(27)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(27)	Form of Right Certificate.

10.1(1)	Form of Warrant Agreement between the Registrant and holders of the Series C Preferred Stock warrants.

10.2(11)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.3(1)#	1994 Stock Plan.

10.4(1)#	1994 Stock Plan Form of Non-Qualified Stock Option Grant.

10.5(1)#	1994 Stock Plan Form of Incentive Stock Option Grant.

10.6(1)#	1994 Stock Plan Form of Stock Restriction Agreement.

10.7(1)#	1998 Stock Option/Stock Issuance Plan.

10.8(1)#	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option.

10.9(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.

10.10(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.

10.11(1)#	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.

10.12(22)#	1999 Stock Incentive Plan, as amended.

10.13(1)#	1999 Employee Stock Purchase Plan.

10.14(1)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.15(1)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

10.16(23)#	2006 Equity Incentive Plan, as amended.

10.17(11)#	2006 Equity Incentive Plan Form of Notice of Grant of Stock Option.

Exhibit Number	Description of Document
10.18(11)#	2006 Equity Incentive Plan Form of Stock Option Agreement.

10.19(24)#	2006 Equity Incentive Plan Form of Exercise Notice.

10.20(26)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Grant Notice.

10.21(26)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.22(2)	Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.

10.23(3)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC, a Delaware limited liability company.

10.24(4)#	Employment Agreement between Registrant and Charles Cantor, Ph.D.

10.25(5)#	Exec-U-Care Plan.

10.26(14)#	Employment Agreement, dated July 19, 2004, by and between the Registrant and Clarke Neumann.

10.27(6)*	Diagnostic Platform Benchmarking Study and Evaluation, dated October 25, 2004, by and between the Registrant and Siemens AG.

10.28(6)#	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

10.29#	Amended and Restated Employment Agreement, dated December 15, 2008, by and between the Registrant and Harry Stylli, Ph.D.

10.30(7)	Amendment Number One to Lease, dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.31(7)	Common Stock Warrant, dated September 9, 2005, issued to Kwacker, Ltd.

10.32(7)#	Employment Agreement Amendment, dated September 12, 2005, by and between the Registrant and Dr. Charles R. Cantor.

10.33(8)*	License Agreement, dated October 14, 2005, by and between the Registrant and Isis Innovation Limited.

10.34(9)	Amended and Restated Securities Purchase Agreement, dated March 30, 2006, by and among the registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital GmbH.

10.35(9)	Form of Warrant issued pursuant to the Amended and Restated Securities Purchase Agreement dated March 30, 2006.

10.36(10)#	Letter agreement dated April 6, 2006, by and between the Registrant and John E. Lucas.

10.37(11)	Registration Rights Agreement dated June 6, 2006 by and between the Registrant, ComVest Investment Partners II LLC, LB I Group Inc., Pequot Private Equity Fund IV, L.P. and Siemens Venture Capital GmbH.

10.38(12)#	Letter agreement dated August 21, 2006, by and between the Registrant and Paul W. Hawran.

10.39(13)*	Amendment to Exclusive License of Technology Agreement dated October 19, 2006, by and between the Registrant and ISIS Innovation Limited.

10.40(13)*	Supply Agreement dated November 3, 2006, by and between the Registrant and Bruker Daltonics Inc.

10.41(16)#	Form of Restricted Stock Bonus Grant Notice under 2006 Equity Incentive Plan.

10.42(16)#	Form of Restricted Stock Bonus Agreement under 2006 Equity Incentive Plan.

10.43(17)	Letter agreement dated February 14, 2007, by and between the Registrant and Paul Hawran

10.44(17)*	Collaboration and License Agreement dated January 24, 2007, between the Registrant and Lenetix Medical Screening Laboratory, Inc.

Exhibit Number	Description of Document
10.45(18)	Placement Agency Agreement dated April 25, 2007, between the Registrant and Lehman Brothers Inc.

10.46(19)	Letter agreement dated June 25, 2007, by and between the Registrant and Kathleen Wiltsey.

10.47(19)	Letter agreement dated July 2, 2007, by and between the Registrant and Richard Alan Lerner, M.D.

10.48(20)	Form of Purchase Agreement, dated October 25, 2007, by and between the registrant and the various purchasers of shares of the Registrant’s common stock.

10.49(21)*	Amendment to Exclusive License of Technology Agreement dated November 5, 2007, by and between the Registrant and ISIS Innovation, Limited.

10.50(25)#	2008 Executive Officer Bonus Program.

10.51#	Non-Employee Director Compensation Policy.

10.52#	Amended and Restated Change in Control Severance Benefit Plan.

10.53#	Deferred Compensation Plan, as amended.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan.
*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-91665), as amended, which exhibit is hereby supplemented with an additional Schedule A filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 14, 2005.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 3, 2006.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 10, 2006.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 25, 2006.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 24, 2007.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 25, 2007.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 26, 2007.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 2, 2008.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.
(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
(26)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-152230) filed July 10, 2008.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2009

SEQUENOM, INC.

By:	/S/ HARRY STYLLI
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

Signature	Title	Date

/s/ HARRY STYLLI, PH.D. Harry Stylli, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/s/ PAUL HAWRAN Paul Hawran	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ CHARLES R. CANTOR, PH.D. Charles R. Cantor, Ph.D.	Chief Scientific Officer and Director	March 12, 2009

/s/ HARRY F. HIXSON, JR., PH.D. Harry F. Hixson, Jr., Ph.D.	Chairman of the Board of Directors	March 12, 2009

/s/ ERNST-GUNTER AFTING, PH.D., M.D. Ernst-Gunter Afting, Ph.D., M.D.	Director	March 12, 2009

/s/ JOHN FAZIO John Fazio	Director	March 12, 2009

/s/ RICHARD A. LERNER, M.D. Richard A. Lerner, M.D.	Director	March 12, 2009

/s/ RONALD M. LINDSAY, PH.D. Ronald M. Lindsay, Ph.D.	Director	March 12, 2009

/s/ KATHLEEN M.WILTSEY Kathleen M. Wiltsey	Director	March 12, 2009

SEQUENOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sequenom, Inc.

We have audited the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequenom, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequenom, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 6, 2009

SEQUENOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$68,338	$13,116
Marketable securities	29,991	37,704
Restricted cash	1,371	1,330
Accounts receivable, net	10,642	10,957
Inventories, net	10,631	4,191
Other current assets and prepaid expenses	1,311	1,094

Total current assets	122,284	68,392
Equipment and leasehold improvements, net	9,195	5,959
Intangible assets	114	79
Goodwill	2,398	—
Marketable securities	5,748	929
Other assets	745	687

Total assets	$140,484	$76,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,321	$8,408
Accrued expenses	8,389	5,760
Accrued acquisition and integration costs	237	237
Deferred revenue	1,444	873
Current portion of asset-backed loan	647	424

Total current liabilities	19,038	15,702

Deferred revenue, less current portion	454	335
Other long-term liabilities	3,958	4,437
Long-term portion of asset-backed loan	574	823
Long-term accrued acquisition and integration costs, less current portion	247	484
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; authorized shares—5,000,000, no shares issued or outstanding at December 31, 2008 or 2007, respectively.	—	—
Common stock, par value $0.001; authorized shares—185,000,000; issued and outstanding shares 60,943,469 and 44,888,656 at December 31, 2008 and 2007, respectively	61	44
Additional paid-in capital	641,098	536,022
Accumulated other comprehensive income	1,328	319
Accumulated deficit	(526,274)	(482,120)

Total stockholders’ equity	116,213	54,265

Total liabilities and stockholders’ equity	$140,484	$76,046

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Year ended December 31,
	2008	2007	2006
Revenues:
Consumables	$19,535	$16,530	$12,930
MassARRAY and other product related	22,724	20,835	14,121
Services	4,817	3,524	1,023
Research and other	73	113	422

Total revenues	47,149	41,002	28,496

Costs and expenses:
Cost of consumables and products revenue	15,109	14,594	11,369
Cost of services revenue	4,481	3,483	518
Research and development	27,455	14,352	11,939
Selling and marketing	24,299	17,015	10,993
General and administrative	18,436	14,133	11,432
Restructuring and long-lived asset impairment charge	—	—	10
Amortization of acquired intangibles	—	—	1,511

Total costs and expenses	89,780	63,577	47,772

Loss from operations	(42,631)	(22,575)	(19,276)
Interest income	1,592	1,781	906
Loss on marketable securities	(2,584)	(1,071)	—
Interest expense	(139)	(17)	(20)
Other (expense) income, net	(181)	(101)	191

Loss before income tax	(43,943)	(21,983)	(18,199)
Income tax (expense) benefit	(211)	—	622

Net loss	$(44,154)	$(21,983)	$(17,577)

Net loss per share, basic and diluted	$(0.83)	$(0.57)	$(0.71)

Weighted average shares outstanding, basic and diluted	53,129	38,865	24,842

See accompanying notes.

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share information)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	13,409,542	$13	$453,823	$467	$(442,560)	$11,743
Net loss	—	—	—	—	(17,577)	(17,577)
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Translation adjustment	—	—	—	190	—	190

Comprehensive loss	—	—	—	—	—	(17,388)
Share-based compensation	—	—	1,169	—	—	1,169
Exercise of stock options	13,434	—	45	—	—	45
Purchases under Employee Stock Purchase Plan	16,773	—	26	—	—	26
Issuance of common stock, net of issuance costs	19,999,885	20	29,835	—	—	29,855

Balance at December 31, 2006	33,439,634	$33	$484,898	$656	$(460,137)	$25,450
Net loss	—	—	—	—	(21,983)	(21,983)
Unrealized loss on available-for-sale securities	—	—	—	(804)	—	(804)
Translation adjustment	—	—	—	467	—	467

Comprehensive loss	—	—	—	—	—	(22,320)
Share-based compensation	—	—	3,058	—	—	3,058
Exercise of stock options	165,536	—	446	—	—	446
Exercise of warrants	1,197,012	1	1,255	—	—	1,256
Purchases under Employee Stock Purchase Plan	36,473	—	102	—	—	102
Issuance of common stock, net of issuance costs	10,050,001	10	46,263	—	—	46,273

Balance at December 31, 2007	44,888,656	$44	$536,022	$319	$(482,120)	$54,265

Net loss	—	—	—	—	(44,154)	(44,154)
Unrealized gain on available-for-sale securities	—	—	—	898	—	898
Translation adjustment	—	—	—	111	—	111

Comprehensive loss	—	—	—	—	—	(43,145)
Share-based compensation	—	—	7,276	—	—	7,276
Exercise of stock options and restricted stock	340,936	1	1,718	—	—	1,719
Exercise of warrants	9,093,302	9	139	—	—	148
Purchases under Employee Stock Purchase Plan	107,781	—	568	—	—	568
Issuance of common stock, net of issuance costs	6,512,794	7	95,375	—	—	95,382

Balance at December 31, 2008	60,943,469	$61	$641,098	$1,328	$(526,274)	$116,213

SEQUENOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(44,154)	$(21,983)	$(17,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,276	3,058	1,169
Depreciation and amortization	2,893	1,940	3,569
Loss on marketable securities	2,584	1,071	—
Loss on disposal of fixed assets	232	—	65
Bad debt expense	400	142	103
Restricted stock	161	—	—
Deferred taxes	—	—	(697)
Deferred rent	(442)	1,631	2,356
Other non-cash items	41	462	650
Changes in operating assets and liabilities:
Accounts receivable	(115)	(6,044)	(2,505)
Inventories	(6,492)	(1,565)	1,710
Other current assets and prepaid expenses	(212)	(396)	83
Other assets	(56)	(107)	8
Accounts payable and accrued expenses	2,471	4,975	412
Deferred revenue	686	(554)	202
Other liabilities	111	(52)	(283)

Net cash used in operating activities	(34,616)	(17,422)	(10,735)

Investing activities
Purchase of equipment, leasehold improvements, and intangible assets	(4,878)	(3,513)	(1,229)
Restricted cash	(41)	75	1,243
Cash paid for acquisition	(400)	—	—
Purchases of marketable securities	(44,483)	(70,781)	(32,160)
Sales of marketable securities	24,012	(47,648)	10,646
Maturities of marketable securities	21,683	5,621	2,676

Net cash used in investing activities	(4,107)	(20,950)	(18,824)

Financing activities
Repayment of long-term debt	(637)	(70)	(200)
Proceeds from long-term debt	610	1,318	—
Payments on capital lease obligations	—	—	(193)
Proceeds from issuance of common stock, net of issuance costs	91,782	46,273	29,855
Proceeds from exercise of warrants, stock options and ESPP purchases	2,011	1,803	71

Net cash provided by financing activities	93,766	49,324	29,533

Net increase (decrease) in cash and cash equivalents	55,043	10,952	(26)
Effect of exchange rate changes on cash and cash equivalents	179	232	73
Cash and cash equivalents at beginning of year	13,116	1,932	1,885

Cash and cash equivalents at end of year	$68,338	$13,116	$1,932

Supplemental disclosure of cash flow information:
Interest paid	$134	$12	$20

Supplemental disclosure of non cash investing activities:
Common stock issued for acquisition	$3,600	$—	$—

See accompanying notes.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Nature of the Business

We are a diagnostic testing and genetics analysis company committed to providing products, services, diagnostic testing, applications and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include non-invasive prenatal diagnostics, oncology, infectious diseases, and other disorders. Our proprietary MassARRAY system is a high performance DNA analysis platform that quantitatively and precisely measures the amount of genetic target material and variations therein. The system is able to deliver reliable and specific data from complex biological samples and from genetic target material that is available only in trace amounts. We have used our MassARRAY technology and our extensive collections of DNA samples from diseased and healthy individuals to identify disease-related genes that predispose significant portions of the population to major diseases. Based on our discoveries, we have developed diagnostic and therapeutic content for potential partner out-licensing and commercial development opportunities. We are researching, developing and pursuing the commercializion of various non-invasive molecular diagnostic tests for prenatal genetic disorders and diseases, oncology, infectious diseases, and other diseases and disorders.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and include the accounts of Sequenom, Inc. and our wholly-owned subsidiaries located in the United States, Germany, the United Kingdom, Japan, Hong Kong and India. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accrued Acquisition and Integration Costs

To the extent that exact amounts were not determinable at the time of acquisition, we estimated amounts for direct costs of the acquisition of Gemini Genomics and Axiom Biotechnologies and the related integration costs in accordance with Emerging Issues Task Force No 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3). Amounts accrued relating to acquisition and integration costs totaled $27.4 million and as of December 31, 2008, approximately $0.5 million remained accrued. The amount accrued at December 31, 2008, represents all remaining lease payments, net of estimated income from subleased space. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional expense.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Goodwill and Purchased Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets acquired. Other purchased intangible assets, including such items as lab accreditations, patent rights and licenses, are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, all of which have an estimated useful lives of five years.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we annually evaluate our goodwill and purchased intangibles at the reporting unit level during the fourth quarter each fiscal year or more frequently if we believe indicators of impairment are present. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis as well as market comparisons. The determination of fair values requires significant judgment and estimates. Due to the close of the acquisition of CMM during the fourth quarter of 2008, a separate evaluation for annual impairment was not performed.

We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Reserves for Obsolete and Slow-moving Inventory

We operate in an industry characterized by rapid improvements and changes to our technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our consolidated financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During 2008, slow-moving and obsolete inventory reserves of $0.7 million were charged against cost of goods sold and the total reserve was $1.8 million at December 31, 2008.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Shipping and Handling Costs

Shipping and handling costs are included within cost of product revenue on the statement of operations.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with maturities at date of purchase of three months or less.

Marketable Securities

We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determined the appropriate classification of marketable securities was “available-for-sale” at the time of purchase. As such, at December 31, 2008 and 2007, all of our investments in marketable securities were reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to earnings and those that are considered temporary are reported as a component of accumulated other comprehensive income (OCI) in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities.

Historically we have invested in auction rate securities, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. At December 31, 2008 and 2007, approximately $9.4 million and $20.9 million, respectively, of principal were invested in auction rate securities (ARS). The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages.

Consistent with our investment policy guidelines, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million principal value of ARS held by us at December 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate.

Restricted Cash

Restricted cash and investments of $1.4 million as of December 31, 2008 are held in interest bearing cash accounts with restrictions of withdrawal, in support of certain borrowing agreements and stand-by letters of credit. Restricted cash totaled $1.3 million at December 31, 2007.

Concentration of Risks

We grant credit generally on an unsecured basis to customers throughout North America, Europe, and Asia. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

customers, historical trends, and other information. To reduce credit risk, certain sales are secured by letters of credit from commercial banks. The regional concentration of accounts receivables were as follows:

Region	December 31, 2008	Percent of receivable balance	December 31, 2007	Percent of receivable balance
	(In thousands)
Europe	$3,624	34%	$2,748	25%
Asia	3,467	33%	2,063	19%
North America	3,551	33%	6,146	56%

Total	$10,642	100%	$10,957	100%

Our Asia-based major distributors represented $10.1 million and $7.9 million, or 24% and 22%, of our total product revenues during the year ended December 31, 2008 and 2007, respectively. At December 31, 2008, no customer had a year end accounts receivable balance greater than 10% of the total balance outstanding and no customer represented more than 10% of total world-wide revenue for the year ended December 31, 2008.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. The components of inventories were as follows:

	December 31,
	2008	2007
	(In thousands)
Raw materials	$7,560	$3,053
Work in process	282	—
Finished goods	2,789	1,138

Total	$10,631	$4,191

Inventories are shown net of excess and obsolescence reserves of $1.8 million and $1.1 million at December 31, 2008 and 2007, respectively.

Equipment and Leasehold Improvements

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years, or the lease term, whichever is shorter). Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. The maximum estimated useful life of any leasehold improvement is 15 years from the completion of the improvement. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Equipment and leasehold improvements and related accumulated depreciation and amortization were as follows:

	December 31,
	2008	2007
	(In thousands)
Laboratory equipment	$18,793	$14,545
Leasehold improvements	4,537	4,470
Office furniture and equipment	7,670	6,261

	31,000	25,276
Less accumulated depreciation and amortization	(21,805)	(19,317)

	$9,195	$5,959

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $1.7 million, and $1.6 million, respectively.

Intangible Assets

Intangible assets consisted of the following:

	Weighted Average Life	December 31, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Clinical data collections	5	$13,552	$(13,552)	$13,552	$(13,552)
Purchased patent rights and licenses	5	4,449	(4,449)	4,449	(4,370)
Lab accreditation	5	117	(3)	—	—

Total		$18,118	$(18,004)	$18,001	$(17,922)

Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.3 million, and $2.0 million, respectively.

Warranty Cost and Reserves

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we provide a warranty provision related to the sales of our MassARRAY equipment based on our experience of returns and repairs required under the warranty period.

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Changes in our warranty liability during the three years ended December 31, 2008 are as follows (in thousands):

Balance as of December 31, 2005	$405
Additions charged to cost of revenues	939
Repairs and replacements	(664)

Balance as of December 31, 2006	$680
Additions charged to cost of revenues	314
Repairs and replacements	(468)

Balance as of December 31, 2007	$526
Additions charged to cost of revenues	385
Repairs and replacements	(305)

Balance as of December 31, 2008	$606

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The fair value of our asset-backed loan approximated their carrying value because the terms are equivalent to borrowing rates currently available to us for debt with similar terms and maturities.

Accounts Receivable

Trade accounts receivable are recorded at net invoice values. We consider receivables past due based on the contractual payment terms. We review our exposure to amounts receivable and reserves specific amounts if collectibility is no longer reasonably assured. We also reserve a percentage of our trade receivable balance based on collection history. We re-evaluate such reserves on a regular basis and adjust our reserves as needed. Amounts determined to be uncollectible are charged or written off against the reserve.

Revenue Recognition

We recognize revenue in accordance with current accounting rules, which primarily include the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). In accordance with SAB 104, revenues are recognized, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We consider EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and for MassARRAY system sales, the arrangement consideration is allocated among the separate units of accounting based on their relative fair values. The separate units of accounting are typically the system and software itself and maintenance contracts sold at the time of the system sale. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 30 to 60 days are recognized upon shipment and transfer of title to the customer or when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer. We recognize revenue on maintenance services for ongoing customer support over the maintenance period. Revenues from genetic services

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

are recognized at the completion of key stages in the performance of the service, which is generally delivery of single nucleotide polymorphism (SNP) assay information. Grant revenue is recorded as the research expenses relating to the grants are incurred, provided that the amounts received are not refundable if the research is not successful. Amounts received that are refundable if the research is not successful would be recorded as deferred revenue and recognized as revenue upon the grantor’s acceptance of the success of the research results.

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

Foreign Currency Translation and Transactions

The financial statements of the our German, United Kingdom, Japan, Hong Kong and Indian subsidiaries are measured using, respectively, the Euro (“EUR”), Great British pound (“GBP”), the Japanese Yen (“JPY”), the Hong Kong Dollar (“HKD”) and Rupee (“INR”), as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the years ended December 31, 2008, 2007, and 2006.

Income Taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes,” (SFAS 109) the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of December 31, 2008, we have maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold required under SFAS 109.

Due to the adoption of SFAS No. 123(R) “Share-Based Payment” (SFAS 123(R)), we recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

Effective January 1, 2007, we adopted FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN No. 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements only if that

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123(R). Under this method, share based compensation cost is measured at grant date based on the estimated fair value of the award and is recognized as expense over the requisite service period for all share based awards granted, modified or cancelled after January 1, 2006. Our net loss for the years ended December 31, 2008, 2007 and 2006, includes the following compensation expense related to our share based compensation awards:

	(In thousands)
	2008	2007	2006
Research and development expense	$1,306	$521	$251
Selling and marketing expense	1,430	601	168
General and administrative expense	3,396	1,936	750

	$6,132	$3,058	$1,169

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

We account for options granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS No. 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the year ended December 31, 2008, 2007, and 2006, was $731,000, $128,000 and $0, respectively. Stock-based compensation for options granted to non-employees is included in general and administrative, research and development and selling and marketing expenses in the statement of operations for 2008 and 2007 totaling $0, $181,000 and $550,000, and $39,000, $24,000 and $65,000, respectively.

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

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was effective November 15, 2008 and the adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions completed in future periods.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” removed leasing transactions accounted for under SFAS

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial statements. See Note 3, “Marketable Securities and Fair Value Measurements” for further discussion on our financial assets.

SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), was issued in December 2007. SFAS 141(R) established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will become effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS 141(R) on our consolidated financial statements will depend on the economic terms of any future business combination transactions.

On January 1, 2008, we adopted the provision SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS 159 includes available-for-sales securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in comprehensive income and in the equity section of the balance sheet. At this time, we have not elected to account for any available-for-sale securities using the provisions of SFAS 159.

On January 1, 2008 we adopted EITF Issue No. 07-1, “Accounting for collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-1). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Since our collaborative arrangements do not incorporate such revenue- and cost-sharing arrangements, the adoption of EITF 07-1 did not have an impact on our financial statements.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We adopted EITF 07-3 as of January 1, 2008, and its adoption did not have a material impact on our consolidated financial statements.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

3. Acquisition

On November 14, 2008, we completed our asset acquisition of the Center for Molecular Medicine, LLC (CMM). The assets are now part of our wholly owned subsidiary, the Sequenom Center for Molecular Medicine (SCMM). Under the terms of the Agreement, we paid to CMM $4.0 million for certain assets related to CMM’s business in advanced molecular pathology laboratory services relating to diagnostics, translational research and clinical trials, less all cash and cash equivalents. Ninety percent of the purchase price comprised of 187,794 shares of our common stock (valued at $3.6 million) and the remainder of the purchase price of $0.4 million paid in cash, which was deposited into an escrow account. The escrow account will remain in place for 18 months following the closing of the transaction to satisfy potential indemnification claims. The acquisition of CMM provides us with a laboratory that has the required accreditations and certifications already in place to process our screening tests, which we anticipate commercializing during 2009. These factors have contributed to the purchase price for the acquisition of CMM, which resulted in the preliminary recognition of goodwill of approximately $2.4 million.

In connection with this transaction we have commenced a valuation study of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS 141. In accordance with SFAS 141, we have preliminarily allocated the excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired to goodwill. We believe the preliminary fair values assigned to the CMM assets acquired were based on reasonable assumptions. The purchase price has been initially allocated as follows (in thousands):

Net tangible assets	$1,485
Identifiable intangible asset	117
Goodwill	2,398

Total consideration	$4,000

We anticipate that the final fair value allocation of the purchase price will be completed during the first quarter of 2009. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

4. Marketable Securities and Fair Value Measurements

Marketable securities

The estimated market value of all ARS holdings at December 31, 2008 and 2007 was $5.7 million and $19.0 million, respectively. At December 31, 2008, the market value reflects an aggregate $3.7 million impairment adjustment to the principal value of $9.4 million and at December 31, 2007 reflects an aggregate $1.9 million impairment adjustment to the principal value of $20.9 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, we recognized a loss of approximately $2.6 million and $1.1 million for the years ending December 31, 2008 and 2007, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. Approximately $1.0 million of the recorded loss for the year ended December 31, 2008, represented the reclassification of previously recorded unrealized losses in other comprehensive income and that we have now concluded have an other-than-temporary decline in value. At December 31, 2007, we had recorded an unrealized loss of approximately $0.8 million in accumulated other comprehensive income as a reduction in stockholders’ equity, reflecting adjustments to ARS holdings that we had concluded have a

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

temporary decline in value. During 2008, the adjustments previously recorded to other comprehensive income at December 31, 2007, have been recognized as an other-than-temporary decline in value and are included within the $2.6 million of loss on marketable securities for the year ended December 31, 2008. During 2008, we reclassified our remaining ARS investments to non-current marketable securities available for sale as we do not have a need to access these fund for operational purposes.

In April 2008 we revised our investment policy to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. Government securities with ratings of AAA, and repurchase agreements collateralized by U.S. Government securities with ratings of AAA at the time of acquisition. Our investment policy includes a minimum quality rating for all new investments, as well as limits the amount of credit exposure to only issuances from the U.S. Government. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment.

Fair Value Measurements

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of our investments in ARS instruments are estimated utilizing a discounted cash flow analysis valuation model as of December 31, 2008. This analysis considers, among other items, the collateral underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has also reviewed the valuation input criteria, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities,

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

Based on the underlying assumptions utilized in our valuation of ARS and that our holdings of ARS are not required for operational purposes in 2009, we have classified these investments as long-term on the consolidated balance sheet at December 31, 2008 and valuation adjustments determined to be other-than-temporary are recorded to the statement of operations, as appropriate.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All of the available for sale securities have a contractual maturity at December 31, 2008 of one year or less. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$68,338	$68,338	$—	$—
Restricted cash	1,371	1,371	—	—
Marketable securities, current[1]	29,991	29,991	—	—
Marketable securities, non-current[1]	5,748	—	239	5,509

Total	$105,448	$99,700	$239	$5,509

[1]	Gains or losses considered to be temporary are recorded to other comprehensive income (loss) at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008:

Level 3 Auction Rate Securities
(in thousands)
Balance at December 31, 2007	$19,018
Transfers from Level 3	(239)
Total gains or (losses):
Included in operations	(2,323)
Recognized loss previously included in other comprehensive income (loss)	762
Included in other comprehensive income (loss)	—
Purchases and settlements, net	(11,709)

Balance at December 31, 2008	$5,509

Losses included in operations (or changes in net assets) for the period relating to assets still held at December 31, 2008
Total losses for the year ended December 31, 2008, included in operations	$(2,584)

Total change in unrealized losses included in other comprehensive income (loss)	$824

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

5. Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires the use of a management approach in identifying segments of an enterprise. All of our activities are now operated within one business segment and financial results are prepared and reviewed by management as a single operating segment. Accordingly we report the consolidated results of our activities without segmental disclosure. We periodically evaluate the benefit of operating in distinct segments and will report accordingly when such distinction is made.

6. Acquisition and Integration Costs

As of December 31, 2008, we had $0.5 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics in 2001, comprising facility exit costs. We have subleased all of our surplus space within this facility and received sub-lease income, which we set against lease expense, of $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. If we do not receive all the amounts due to us under non-cancelable subleases, we will incur additional lease expense.

The activity in the years ended December 31, 2008 and 2007, respectively, was as follows (in millions):

	Balance at December 31, 2007	Increase in accrual	Deductions	Balance at December 31, 2008
Costs to close facilities and exit lease commitments	$0.7	$—	$(0.2)	$0.5

	Balance at December 31, 2006	Increase in accrual	Deductions	Balance at December 31, 2007
Costs to close facilities and exit lease commitments	$1.0	$—	$(0.3)	$0.7

7. Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum fundings of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings are secured by the underlying financed equipment.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

As of December 31, 2008, we had an aggregate $1.2 million outstanding on this asset-backed loan line relating to four fundings with interest rates from 10.6% to 9.73% to be repaid in 36 monthly installments. Our right to borrow funds under this facility expired in December 2008.

8. Commitments and Contingencies

Building Leases

We lease facilities in the United States, Germany, China, United Kingdom, India and Japan. In total, we lease space in nine buildings under leases that expire at various dates through September 2015. Total rent expense under these leases was approximately $5.0 million in 2008, 2007 and 2006, respectively.

In September 2005, we entered into an amendment to our lease for our corporate headquarters in San Diego. The lease amendment provides for the deferral of approximately $3.2 million of the monthly rent payments by reducing the monthly payments during the period commencing October 1, 2005 and ending September 30, 2007 and increasing the aggregate monthly payments by the deferred amount for the remaining term of the lease, from October 1, 2007 to September 30, 2015. The total obligation under the lease remains unchanged. Rent expense is calculated on a straight-line basis. In connection with the lease amendment, we issued our landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrants are exercisable and have a ten year term. The fair value of the warrants, calculated using the Black-Scholes model, was recorded as prepaid rent and is being amortized as rent expense over the remaining life of the lease.

The following is a schedule of future minimum lease payments at December 31, 2008:

Year Ending December 31,	Operating Leases
(In thousands)
2009	$6,791
2010	6,438
2011	5,400
2012	5,171
2013	4,309
Thereafter	7,885

$35,994

The above operating leases expire at various dates through 2015. Certain leases contain extension, return, or renewal provisions for two years at existing lease rates and/or purchase options. Future operating lease commitments for leases have not been reduced by future minimum sublease rentals aggregating $0.5 million.

Letters of Credit

At December 31, 2008, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of the Newton, Massachusetts building lease agreement in December 2010.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Collaboration, Development, and Licensing Agreements

In October 2005, we acquired exclusive rights in certain countries, including the United States, United Kingdom and other countries in Europe and elsewhere, to non-invasive prenatal diagnostic intellectual property from Isis Innovation Ltd. (ISIS), the technology transfer company of the University of Oxford. The intellectual property covers non-invasive prenatal genetic diagnostic testing on fetal nucleic acids derived from plasma or serum on any platform including mass spectrometry and real time polymerase chain reaction amplification platforms. In October 2006 and November 2007 we entered into additional related agreements with other entities, as well as amendments to the ISIS agreement that expanded the licensed applications and territory. Under the terms of this agreement and its amendments, we have paid up-front fees totaling $0.8 million and are required to pay up to approximately $0.5 million in aggregate milestone payments upon the achievement of initial sales or tests performed of various products or the issuance of a patent, as well as royalties on product sales.

We have entered into various license agreements since 1996 allowing us to utilize certain patents rights. If these patents are used in connection with a commercial product sale, we will pay royalties based on a percentage of the related product revenues. During the years ended December 31, 2008, 2007, and 2006, the amount of royalties incurred in connection primarily with product sales was $0.1 million, $0.1 million, and $0.1 million, respectively.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. A deadline for the focus case defendants to answer the amended complaints has not been set.

On June 5, 2008, we were named as a defendant in a complaint filed by plaintiffs Beckman Coulter Inc. and Orchid Cellmark Inc. in the United States District Court for the Southern District of California. In the complaint, the plaintiffs allege that we are infringing three patents owned by Orchid Cellmark Inc. and licensed to Beckman Coulter Inc. by making and selling our iPLEX products and teaching our customers how to use the products. The plaintiffs seek a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. On August 15, 2008, we filed an answer and counter claims against plaintiffs seeking declaratory judgments that the patents are not infringed and are invalid and/or unenforceable. Discovery is currently in progress. We believe that the plaintiffs’ claims are without merit and will vigorously defend against the claims advanced in the complaint.

On October 30, 2008, we filed a patent infringement suit against Ibis Biosciences, Inc., a subsidiary of Isis Pharmaceuticals, Inc. The complaint was served on the defendant in February 2009. Ibis has been acquired by Abbott Molecular. The lawsuit was filed in the United States District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

9. Related Party Transactions

We had the following transactions with parties related to certain of our Board members:

•

Boston University. Dr. Charles Cantor is our Chief Scientific Officer, a member of our Board and was previously the chair and professor of the department of biomedical engineering and biophysics, and Director of the Center for Advanced Biotechnology at Boston University. We have agreements with Boston University in which Dr. Cantor participates under which we paid $0.9 million, $0.4 million, and $0.4 million, respectively We recorded product revenue for MassARRAY hardware and consumables, totaling $0.1 million, $0.1 million, and $0.1 million, in the years ended December 31, 2008, 2007 and 2006, respectively.

•

University of California, San Diego. Dr. Cantor is adjunct professor in the department of bioengineering at the University of California, San Diego, or UCSD. We recorded product revenue for MassARRAY hardware and consumables, totaling $24,000, $2,000 and $42,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

•

Dr. Richard Lerner is a member of our Board of Directors and is President of The Scripps Research Institute. For the years ended December 31, 2008, 2007, and 2006, we have recorded product revenue for MassARRAY hardware and consumables totaling approximately $30,000, $318,000, and $101,000, respectively.

At December 31, 2008, we had a the following receivable and payable balances with the above related parties:

Related party	Receivables	Payables
	(in thousands)
Boston University	$5	$90
Scripps Research Institute	13	—
UCSD	—	—

Total	$18	$90

At December 31, 2007, we had the following receivable and payable balances with the above related parties:

Related party	Receivables	Payables
	(in thousands)
Boston University	$27	$118
UCSD	—	—

Total	$27	$118

10. Stockholders’ Equity

On July 1, 2008, we closed an underwritten public offering of our common stock totaling 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in aggregate net proceeds of approximately $91.8 million after deducting underwriting discounts, commissions and estimated transaction expenses.

During 2007, we closed a $20.0 million registered direct offering of our common stock to several new and existing investors, as well as a $30.5 million private placement of our common stock. Under the terms of the registered direct offering we issued and sold 6,666,666 shares of our common stock at $3.00 per share, with aggregate net proceeds of approximately $18.3 million after deducting placement agents’ fees and transaction expenses. Under the terms of the private placement we issued and sold 3,383,335 shares of our common stock at $9.00 per share, with net aggregate proceeds of approximately $28.1 million after deducting placement agents’ fees and estimated transaction expenses.

Stock Compensation Plans

On May 31, 2006, the stockholders approved our 2006 equity incentive plan, or 2006 plan, as the successor to our 1999 stock option plan, or 1999 plan. In connection with the adoption of the 2006 plan, we terminated the automatic annual increase feature under the 1999 plan and resolved to cease to grant additional stock awards under the 1999 plan following the effectiveness of the 2006 plan. The aggregate number of shares of common

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

stock that may be issued under the 2006 plan is 8,188,620, plus the number of shares subject to any stock awards under the 1999 plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 plan.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Risk free interest rates	3.17%	4.51%	4.95%
Volatility	87%	82%	101%
Dividend yield	0%	0%	0%
Expected option term (years)	6.6	6.4	6.7
Weighted average fair value of stock option grants to employees	$8.81	$4.09	$1.65

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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 10.4% based on historical experience. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

A summary of the status of our stock option plans as of December 31, 2008 and of changes in stock options outstanding under the plans during the years ended December 31, 2008, 2007 and 2006 is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,829,242	$13.21
Granted	2,159,660	1.95
Canceled	(689,685)	10.43
Exercised	(13,434)	3.37

Outstanding at December 31, 2006	3,285,783	$6.45
Granted	2,232,976	5.38
Canceled	(270,452)	5.20
Exercised	(168,071)	2.98

Outstanding at December 31, 2007	5,080,236	$6.16
Granted	1,705,652	11.63
Canceled	(265,892)	6.73
Exercised	(281,925)	4.55

Outstanding at December 31, 2008	6,238,071	$7.70	7.76	$83,428,931

Options vested and exercisable at December 31, 2008	2,956,730	$7.88	6.91	$42,749,936

As of December 31, 2008, there was $14.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. Cash received from stock option exercises for the years ended December 31, 2008 and 2007 was $1,295,000 and $446,000, respectively.

At December 31, 2008, 1,824,020 shares were available for future option grants.

A further breakdown of the options outstanding as of December 31, 2008 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.69 – $1.83	397,394	7.49	$1.75	243,230	$1.75
$1.85 – $1.87	1,082,373	7.43	$1.87	708,925	$1.87
$1.89 – $3.30	726,239	6.94	$2.76	529,610	$2.87
$3.39 – $4.60	771,245	7.84	$4.35	421,007	$4.33
$4.62 – $4.81	212,375	7.95	$4.68	83,547	$4.67
$4.93	633,912	8.52	$4.93	209,361	$4.93
$4.97 – $8.16	835,535	8.75	$7.46	176,447	$7.28
$8.22 – $11.04	711,945	8.18	$9.27	264,144	$9.46
$11.07 – $20.58	648,877	7.82	$17.01	177,669	$15.67
$22.20 – $105.00	218,176	4.64	$54.88	142,790	$71.45

$1.69 – $105.00	6,238,071	7.76	$7.70	2,956,730	$7.88

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Restricted Stock Awards and Deferred Compensation

On January 18, 2007, we granted restricted stock awards to certain executive officers and employees. At December 31, 2007, 57,126 shares with a weighted average grant date fair value of $4.60 per share remained outstanding and 7,247 shares were cancelled prior to vesting. The awards fully vested on January 18, 2008.

On October 18, 2007, we granted 50,000 restricted stock units to an executive officer with a grant date fair value of $11.04. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, then vest in equal monthly installments thereafter. At December 31, 2008, 14,542 units have vested and 35,458 units remain outstanding and unvested.

On January 29, 2008, we granted 18,628 restricted stock awards and 20,974 restricted stock units to certain executive officers and employees with a weighted average grant date fair value of $8.16 per share. During 2008, restricted stock awards totaling 1,781 were cancelled. The remaining stock awards will be fully vested on January 29, 2009 and the restricted stock units will be fully vested on February 28, 2009.

On July 17, 2008, we granted 55,555 restricted stock units to an executive officer with a grant date fair value of $20.00 per share. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, then vest in equal monthly installments thereafter. At December 31, 2008, all units remain outstanding and unvested.

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan, or 1999 ESPP. As of December 31, 2008, we had reserved 851,676 shares of common stock for issuance under the 1999 ESPP. Beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP provides for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price.

In October 2006, our Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings are for a duration of six months and consist of one purchase interval, but do not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing on February 1, 2007. Those employees not electing to enroll in the new offering period continued under the then current offering until the 24 month offering period expires. On July 31, 2008, the final 24 month offering period expired and all ESPP participants are now under six month offering periods. As of December 31, 2008, employees have contributed approximately $0.4 million to the current offering of the 1999 ESPP, since the beginning of the offering period that commenced August 1, 2008. For the year ended December 31, 2008 and 2007, we have recognized approximately $360,000 and $11,000, respectively, as share-based compensation expense related to the 1999 ESPP Plan.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of December 31, 2008, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of December 31, 2008, the warrant remains outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants contain anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, stock dividends, or other issuances of our common stock at purchase prices less than the warrants’ exercise price (other than certain exempt issuances, such as sales of common stock to our employees or conversions of convertible securities and options that were outstanding prior to the issuance of the warrants). During 2008, investors exercised all remaining warrants of 11,301,499 in a series of cashless exercises to purchase 8,982,521 shares of our common stock. As of December 31, 2008, no warrants remain unexercised with the investor group from our private placement completed in June 2006.

Additionally in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends, but not for other issuances of our common stock. During 2007 the placement agent transferred portions of the warrant to certain of its employees. During 2008, the placement agent and its transferees had exercised warrants in both cash and cashless exercises to purchase an aggregate of 110,781 shares of our common stock. As of December 31, 2008, warrants to purchase an aggregate of 7,500 shares remained outstanding and exercisable and expire in June 2011.

11. Income Taxes

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2008.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheets at December 31, 2008 and 2007 and have recognized no interest and/or penalties in the statement of operations for the year ended December 31, 2008.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

We are subject to taxation in the U.S., foreign and various state jurisdictions. Our tax years for 1994 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

We completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards in April 2008. As of December 31, 2008, we have updated our unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

The reconciliation of income tax computed at the Federal statutory tax rate to the expense/(benefit) for income taxes is as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Tax at statutory rate	$(15,380)	$(7,694)	$(6,370)
State taxes, net of federal benefit	(2,525)	(1,263)	(1,010)
Change in valuation allowance	29,532	(108,313)	6,950
Credits and other	(11,416)	117,270	(192)

	$211	$—	$(622)

The 2008 income tax expense of $211,000 and the 2006 income tax benefit of $0.6 million are comprised of foreign current and deferred taxes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain.

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$32,221	$3,759
Capitalized research expenses	11,387	13,120
Other, net	8,684	6,136

Total deferred tax assets	52,292	23,015
Valuation allowance	(52,292)	(23,015)

Net deferred tax assets (liabilities)	$—	$—

At December 31, 2008, we have federal and state tax net operating loss carryforwards of approximately $74.7 million and $74.7 million, respectively. The federal and state tax loss carryforwards are reduced by the Section 382 limitation. The federal tax loss carryforwards will begin to expire in 2021, unless previously utilized.

We also have German net operating loss carryforwards of approximately $11.0 million, which may be carried forward indefinitely. We have discontinued operations in the United Kingdom (U.K.) and therefore, have removed our U.K. net operating loss carryforwards of $35.6 million from our deferred tax schedule as of December 31, 2007.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

We also have federal and California research and development tax credit carryforwards of approximately $1.8 million and $8.9 million, respectively. The federal research and development credits have been reduced by the Section 383 limitation. The federal research and development tax credit carryforwards will begin to expire in 2011 unless previously utilized. The California research and development credit carryforward indefinitely.

12. Savings and Pension Plans

We have a 401(k) savings plan covering most United States employees. In the United Kingdom we make contributions to defined contribution pension plans. Under these plans, individual employees may make contributions to the plan, which can be matched by us in an amount determined by the Board of Directors or as determined by local statutes. We made no matching contributions in 2008, 2007 and 2006.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

13. Geographic Information

We have wholly-owned subsidiaries located in Germany, the United Kingdom, India, Hong Kong and Japan and have customer and vendor relationships worldwide. The following table presents information about us by geographic area. There were no material amounts of transfers between geographic areas. Included in the consolidated balance sheets and consolidated statements of operations are the following domestic and foreign components at December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(In thousands)
Current assets:
United States	$111,717	$59,992	$29,953
Europe	6,911	6,313	3,225
Asia	3,656	2,087	1,230

	$122,284	$68,392	$34,408

Equipment and leasehold improvements, net:
United States	$8,655	$5,559	$4,149
Europe	433	276	374
Asia	107	124	5

	$9,195	$5,959	$4,528

Other assets:
United States	$8,928	$1,695	$945
Europe	77	—	—

	$9,005	$1,695	$945

Total assets:
United States	$129,300	$67,245	$35,047
Europe	7,344	6,590	3,599
Asia	3,840	2,211	1,235

	$140,484	$76,046	$39,881

Revenues:
United States	$23,806	$22,243	$15,947
Europe	13,272	10,821	7,829
Asia	10,071	7,938	4,720

	$47,149	$41,002	$28,496

Net income (loss):
United States	$(21,256)	$(12,690)	$(13,035)
Europe	(6,856)	(2,527)	661
Asia	(16,042)	(6,766)	(5,203)

	$(44,154)	$(21,983)	$(17,577)

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

14. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except share information)
2008
Net sales	$10,574	$12,845	$11,570	$12,160	$47,149
Gross profit	5,903	7,383	7,042	7,231	27,559
Net loss	(8,626)	(9,743)	(10,371)	(15,414)	(44154)
Net loss per share, basic and fully diluted	$(0.19)	$(0.21)	$(0.18)	$(0.25)	$(0.83)
Shares used in calculated per share amounts, historical, basic and fully diluted	45,330	47,147	59,115	60,775	53,129

2007
Net sales	$9,892	$10,153	$9,844	$11,113	$41,002
Gross profit	5,466	5,998	5,371	6,090	22,925
Net loss	(3,768)	(4,807)	(5,493)	(7,915)	(21,983)
Net loss per share, basic and fully diluted	$(0.11)	$(0.13)	$(0.14)	$(0.18)	$(0.57)
Shares used in calculated per share amounts, historical, basic and fully diluted	33,447	38,008	40,262	43,618	38,865

15. Subsequent Events

On February 27, 2009, we completed an asset purchase agreement among us, our wholly owned subsidiary SCMM, SensiGen, LLC, a Michigan limited liability company (SensiGen), and George Smith (solely to act as the representative of the members of SensiGen), in which SCMM acquired certain assets from SensiGen related to their business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus (the Transaction). Under the terms of the Transaction, we paid to SensiGen cash consideration of approximately $1.9 million, and issued common stock of 92,679 shares utilizing the minimum floor price of $20.94 per share as defined by the Transaction. An additional $1,300,000 (the Milestone Amount) will be payable to SensiGen upon the completion of certain triggering events as provided for in the Transaction with any shares of our common stock issued as consideration for the Milestone Amount to be priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment. In connection with this transaction we have commenced a valuation study of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS 141(R). We anticipate this valuation study to be completed in the second quarter of 2009.

Assets acquired in the Transaction include intellectual property, trade secrets and other general intangibles related to the SensiGen’s AttoSense™ portfolio of tests, including tests for the detection and monitoring of human papillomavirus, systemic lupus erythematosus, chronic kidney disease and inflammatory bowel disease.

SEQUENOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

On January 27, 2009, we commenced an exchange offer to acquire all of the outstanding shares of common stock of EXACT Sciences Corporation in an all-stock exchange valued at approximately $41.0 million. The exchange offer was subsequently terminated by us on January 28, 2009.

On March 3, 2009, our Board of Directors adopted a Share Purchase Rights Plan (the Rights Plan). The terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a Right) for each outstanding share of our common stock, par value $0.001 per share. Common Shares that are newly issued after the record date of March 20, 2009, will also carry Rights.

The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be amended to permit such acquisition or redeemed by us at $0.001 per Right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 15% or more of the Common Shares or (ii) the final expiration date, as defined by the Rights Plan.

Schedule II—SEQUENOM, INC.

Valuation and Qualifying Accounts

($ in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$186	$281	$62		$405
Reserve for obsolete or excess inventory	1,089	1,180	460	(1)	1,809
Year ended December 31, 2007:
Allowance for doubtful accounts	$117	$143	$74		$186
Reserve for obsolete or excess inventory	1,082	185	178	(1)	1,089
Year ended December 31, 2006:
Allowance for doubtful accounts	$25	$96	$4		$117
Reserve for obsolete or excess inventory	3,142	(696)	1,364	(1)	1,082

(1)	Write off of obsolete or excess inventory