Form 10-Q
period 2009-03-31
SEQUENOM INC
filed 2009-05-11
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 14, 2009, was 61,134,052.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,229	$68,338
Marketable securities	30,000	29,991
Restricted cash	1,369	1,371
Accounts receivable, net	7,807	10,642
Inventories, net	10,565	10,631
Other current assets and prepaid expenses	1,971	1,311

Total current assets	102,941	122,284
Equipment and leasehold improvements, net	10,207	9,195
Marketable securities	5,748	5,748
Goodwill	10,105	2,398
Other assets	984	859

Total assets	$129,985	$140,484

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,119	$8,321
Accrued expenses	6,527	7,933
Accrued acquisition and integration costs	239	237
Deferred revenue	1,830	1,444
Current portion asset-backed loan	663	647
Current portion long-term debt	1,129	—
Other current liabilities	377	456

Total current liabilities	18,884	19,038
Deferred revenue, less current portion	472	454
Other long-term liabilities	3,824	3,958
Long-term portion asset-backed loan	401	574
Long-term debt	2,113	—
Long-term accrued acquisition and integration costs	186	247
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 61,133,551 and 60,943,469 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	61	61
Additional paid-in capital	647,169	641,098
Accumulated other comprehensive income	638	1,328
Accumulated deficit	(543,763)	(526,274)

Total stockholders’ equity	104,105	116,213

Total liabilities and stockholders’ equity	$129,985	$140,484

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended March 31,
	2009	2008
	(Unaudited)
Revenues:
Consumables	$4,722	$4,660
MassARRAY and product related	3,126	4,500
Services	837	1,357
Research and other	3	57

Total revenues	8,688	10,574

Costs and expenses:
Cost of consumables and products revenue	2,386	3,519
Cost of services revenue	1,038	1,152
Research and development	8,780	4,885
Selling and marketing	7,319	5,813
General and administrative	6,942	3,370

Total costs and expenses	26,465	18,739

Loss from operations	(17,777)	(8,165)
Interest income, net	193	493
Loss on marketable securities	—	(829)
Other income (expense), net	115	(111)

Loss before income taxes	(17,469)	(8,612)
Income tax expense	(20)	(14)

Net loss	$(17,489)	$(8,626)

Net loss per common share, basic and diluted	$(0.29)	$(0. 19)

Weighted average shares outstanding, basic and diluted	61,014	45,330

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2009	2008
	(Unaudited)
Operating activities
Net loss	$(17,489)	$(8,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,969	1,249
Depreciation and amortization	1,348	551
Loss on marketable securities	—	829
Deferred rent	(134)	(103)
Bad debt expense	(4)	128
Restricted stock	242	161
Other non-cash items	7	2
Changes in operating assets and liabilities:
Accounts receivable, net	2,150	(384)
Inventories, net	—	(1,435)
Other assets and prepaid expenses	(670)	(141)
Accounts payable and accrued expenses	(1,398)	(2,139)
Deferred revenue	448	674
Other liabilities	(123)	143

Net cash used in operating activities	(12,654)	(9,091)
Investing activities
Purchases of equipment and leasehold improvements	(2,792)	(638)
Cash paid for acquisition – SensiGen, LLC	(1,887)	—
Purchases of marketable securities	(98)	(14,941)
Sales of marketable securities	—	24,217
Maturity of marketable securities	—	12,683
Net change in restricted cash	2	(50)

Net cash (used in) provided by investing activities	(4,775)	21,271
Financing activities
Proceeds from exercise of stock options and ESPP purchases	750	289
Borrowings from asset-backed loan	—	316
Repayments on asset-backed loan	(156)	(129)

Net cash provided by financing activities	594	476

Net (decrease) increase in cash and cash equivalents	(16,835)	12,656
Effect of exchange rate changes on cash and cash equivalents	(274)	135
Cash and cash equivalents at beginning of period	68,338	13,116

Cash and cash equivalents at end of period	$51,229	$25,907

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior period amounts in order to conform to the current presentation.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on March 12, 2009.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (EITF) issued Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset, but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 was effective January 1, 2009 and the impact of adoption on our consolidated financial statements will depend on the any intangible asset acquisitions completed in future periods.

In June 2008, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF on EITF No. 07-5, “Determining Whether and Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock and was effective January 1, 2009. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” (SFAS 141(R)). FSP 142-3 was effective for our fiscal year beginning after December 15, 2008. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions completed in future periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB

Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” removed leasing transactions accounted for under SFAS No. 13 “Accounting for Leases,” as well as removed related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, and the implementation of FSP 157-2 for our nonfinancial assets and nonfinancial liabilities on January 1, 2009, did not have a material impact on our consolidated financial statements. See Note 4, “Marketable Securities and Fair Value Measurements” for further discussion of our financial assets.

In April 2009, the FASB issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting:

i)	FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP FAS 157-4). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii)	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, respectively). FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance and greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii)	FASB Staff Position FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 and APB 28-1, respectively). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) was effective for our fiscal year beginning after December 15, 2008. Additionally in April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP SFAS 141(R)-1) to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The Company adopted FAS 141(R) and FSP SFAS 141(R)-1 on January 1, 2009. The impact of adopting SFAS 141(R) and FSP SFAS 141(R)-1 on our consolidated financial statements will depend on the economic terms of any future business combination transactions.

On January 1, 2008, we adopted the provision SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS 159 includes available-for-sales securities in the assets eligible for this accounting treatment. Currently, we record the gains or losses for the period in comprehensive income and in the equity section of the balance sheet. At this time, we have not elected to account for any available-for-sale securities using the provisions of SFAS 159.

On January 1, 2008, we adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (EITF 07-1). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. EITF 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Since our collaborative arrangements do not incorporate such revenue- and cost-sharing arrangements, the adoption of EITF 07-1 did not have an impact on our consolidated financial statements.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We adopted EITF 07-3 as of January 1, 2008 and its adoption did not have a material impact on our consolidated financial statements.

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $543.8 million as of March 31, 2009. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2009, we had available cash, cash equivalents and current marketable securities totaling $81.2 million and working capital of $84.1 million. We also have approximately $5.7 million of ARS investments classified as noncurrent assets at March 31, 2009.

(3) Acquisitions

Center for Molecular Medicine, LLC

On November 14, 2008, we completed our acquisition of certain assets of the Center for Molecular Medicine, LLC (CMM). The assets are now part of our wholly owned subsidiary, the Sequenom Center for Molecular Medicine (SCMM). Under the terms of the asset purchase agreement, we paid to CMM $4.0 million for certain assets related to CMM’s business in advanced molecular pathology laboratory services relating to diagnostics, translational research and clinical trials, less all cash and cash equivalents. Ninety percent of the purchase price consisted of 187,794 shares of our common stock (valued at $3.6 million as of the acquisition closing date) and the remainder of the purchase price of $0.4 million was paid in cash, which was deposited into an escrow account. The escrow account will remain in place for 18 months following the closing of the transaction to satisfy potential indemnification claims. The acquisition of CMM provides us with a laboratory that has the required accreditations and certifications already in place to process our screening tests, which we anticipate commercializing during 2009. These factors have contributed to the purchase price for the acquisition of CMM, which resulted in the recognition of goodwill of approximately $3.0 million.

In connection with this acquisition, we completed a valuation study of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS 141. We have allocated the excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired to goodwill. We believe the fair values assigned to the CMM assets acquired were based on reasonable assumptions, as determined by management. The purchase price has been allocated as follows (in thousands):

Net tangible assets	$893
Identifiable intangible asset	117
Goodwill	2,990

Total consideration	$4,000

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

SensiGen, LLC

On February 27, 2009, we completed the acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The assets are now part of our wholly owned subsidiary, SCMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid to SensiGen cash consideration of approximately $1.6 million and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million could be payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). The acquisition of SensiGen provides us with intellectual property related to certain molecular diagnostics for women’s health and cancer. These factors have contributed to the purchase price for the acquisition of SensiGen, which resulted in the preliminary recognition of goodwill of approximately $7.1 million.

The total purchase consideration consisted of (in thousands, except share and per share data):

Cash paid to SensiGen	$1,547
Sequenom common stock issued on the closing date (92,679 shares at $20.94 per share)	1,941
Assumed liabilities	3,242
Write-off of preexisting receivables	403
Write-off of loan advance	340

Total purchase price	$7,473

In connection with this acquisition we have commenced a valuation study of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS 141(R). We have preliminarily allocated the excess purchase price over the fair value of net tangible assets and liabilities assumed to goodwill, as well as provided an estimate of the fair value of the contingent consideration as of the closing date of the acquisition. We believe the preliminary fair values assigned to SensiGen’s assets acquired and contingent consideration were based on reasonable assumptions, as determined by management. The purchase price has been initially allocated as follows (in thousands):

Net tangible assets	$358
Goodwill	7,115

7,473
Fair value of contingent consideration	157

Total consideration	$7,630

We anticipate that the final fair value allocation of the purchase price will be completed during the second quarter of 2009. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

(4) Marketable Securities and Fair Value Measurements

Marketable securities

We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and have determined the appropriate classification of marketable securities was “available-for-sale” at the time of purchase. As a result, at March 31, 2009 and December 31, 2008, all of our investments in marketable securities were reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

Historically, we have invested in ARS, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. In April 2008, we revised our investment policy to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. Government securities with ratings of AAA, and repurchase agreements collateralized by U.S. Government securities with ratings of AAA at the time of acquisition. Our investment policy includes a minimum quality rating for all new investments, as well as limits the amount of credit exposure to only issuances from the U.S. Government. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. At March 31, 2009 and December 31, 2008, $9.4 million of principal was invested in ARS, respectively. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a Dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages.

Consistent with our investment policy guidelines in affect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million ARS held by us at March 31, 2009, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate these securities.

The estimated market value of all ARS holdings at March 31, 2009, was approximately $5.7 million, which reflects a $3.7 million adjustment to the principal value of $9.4 million. The $3.7 million adjustment consists of other-than-temporary impairment losses charged to operations during the years ended December 31, 2008 and 2007 of $2.6 million and $1.1 million, respectively. For the three months ended March 31, 2009, no other-than-temporary impairment losses were charged to operations. As of March 31, 2009, there are no accumulated unrealized losses in other comprehensive income related to these ARS and any future other-than temporary impairments losses will be charged to operations, as incurred.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have determined that our investments in ARS meet the criteria for definition within the Level 3 hierarchy.

The fair value of our investments in ARS instruments is estimated utilizing a discounted cash flow analysis valuation model as of March 31, 2009. This analysis considers, among other items, the collateralization underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

Based on the underlying assumptions utilized in our valuation of ARS and that our holdings of ARS are not required for operational purposes in 2009, we have classified these investments as long-term on the Condensed Consolidated Balance Sheet at March 31, 2009 and December 31, 2008. Future valuation adjustments determined to be other-than-temporary will be recorded to operations, as incurred.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$51,229	$51,229	$—	$—
Marketable securities, current[1]	30,000	30,000	—	—
Restricted cash	1,369	1,369	—	—
Marketable securities, non-current[1]	5,748	—	239	5,509

Total	$88,346	$82,598	$239	$5,509

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$68,338	$68,338	$—	$—
Restricted cash	1,371	1,371	—	—
Marketable securities, current[1]	29,991	29,991	—	—
Marketable securities, non-current[1]	5,748	—	239	5,509

Total	$105,448	$99,700	$239	$5,509

1	Gains or losses considered to be temporary are recorded to accumulated other comprehensive loss at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$5,509
Transfers to Level 3	—
Total gains or losses:
Included in operations	—
Recognized gain or loss previously included in other comprehensive income	—
Included in other comprehensive loss	—
Purchases and settlements, net	—

Balance at March 31, 2009	$5,509

Gains or losses included in operations (or changes in net assets) for the period (above) relating to assets still held at March 31, 2009
Total gains or losses for the period included in operations	$—

Total change in unrealized gains or losses included in other comprehensive loss	$—

(5) Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130), requires reporting and displaying comprehensive income (loss) and its components, which, for us, includes net loss and unrealized gains and losses on investments and foreign currency translation gains and losses. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2009	2008
	(Unaudited)
Net loss	$(17,489)	$(8,626)
Unrealized (loss) gain on available-for-sale marketable securities	(89)	282
Foreign currency translation adjustments	(601)	439

Comprehensive loss	$(18,179)	$(7,905)

(6) Net Loss Per Share

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

(7) Stockholders’ Equity

On July 1, 2008, we closed an underwritten public offering of 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in aggregate net proceeds of approximately $91.8 million after deducting underwriting discounts, commissions and estimated transaction expenses.

On March 3, 2009, our Board of Directors adopted a Share Purchase Rights Plan (the Rights Plan). The terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a Right) for each outstanding share of our common stock, par value $0.001 per share. Common shares that are newly issued after the record date of March 20, 2009, also carry Rights.

The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors, since the Rights may be amended to permit such acquisition or redeemed by us at $0.001 per Right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 15% or more of our shares of common stock or (ii) the final expiration date, as defined by the Rights Plan.

(8) Share-Based Compensation

We maintain several share-based compensation plans for the grant of incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. In accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)) the estimated fair value of share-based payments is measured at the grant date and is recognized as stock-based compensation expense over the employee’s requisite service period.

For the three months ended March 31, 2009 and 2008, we recorded $2.8 million and $1.2 million of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expenses ($0.8 million and $0.3 million), selling and marketing expenses ($0.8 million and $0.3 million) and general and administrative expenses ($1.2 million and $0.6 million) for the three months ended March 31, 2009 and 2008, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

We account for options granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2009 and 2008, was $176,000 and $28,000, respectively, and is included in research and development expenses ($49,000 and $7,000), in sales and marketing expenses ($127,000 and $21,000), and none in general and administrative expenses in the statements of operations for the three months ended March 31, 2009 and 2008, respectively.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, our stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. As of March 31, 2009, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 8,129,955 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan. In February 2009, our Board of Directors amended the 2006 Plan, subject to stockholders approval at our annual meeting of stockholders on May 12, 2009, to increase the share reserve by 1.5 million shares.

Restricted Stock

On October 18, 2007, we granted 50,000 restricted stock units to an executive officer with a grant date fair value of $11.04. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, and the remaining units vesting in equal monthly installments, thereafter. At March 31, 2009, 17,671 of these restricted stock units have vested and 32,329 units remained outstanding and unvested.

On January 29, 2008, we granted 18,628 restricted stock awards and 20,974 restricted stock units to certain executive officers and employees with a weighted average grant date fair value of $8.16 per share. During 2008, restricted stock awards totaling 1,781 were cancelled. The remaining 16,847 restricted stock awards vested on January 29, 2009 and the 20,974 restricted stock units vested on February 28, 2009.

On July 17, 2008, we granted 55,555 restricted stock units to an executive officer with a grant date fair value of $20.00 per share. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, and the remaining units vesting in equal monthly installments, thereafter. At March 31, 2009, all restricted stock units remained outstanding and unvested.

On January 2, 2009, we granted 5,754 restricted stock awards to certain board members with a grant date fair value of $20.58 per share, which vest quarterly over one year. At March 31, 2009, 1,438 of these restricted stock awards have vested and 4,316 awards remained outstanding and unvested.

On February 9, 2009, we granted 7,234 and 8,673 restricted stock units to executive officers with a grant date fair value of $17.60 per share, which vest monthly over 12 and 13 months, respectively. At March 31, 2009, all of these restricted stock units remained outstanding and unvested.

On February 17, 2009, we granted 5,552 restricted stock units to an executive officer with a grant date fair value of $16.38 per share, which vest monthly over 13 months. At March 31, 2009, all of these restricted stock units remained outstanding and unvested.

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of March 31, 2009, we had reserved 991,138 shares of common stock for issuance under the 1999 ESPP. During the term of the 1999 ESPP beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP provides for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price.

In October 2006, our Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings are for a duration of six months and consist of one purchase interval, but do not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing on February 1, 2007. Those employees not electing to enroll in the new offering period continued under the then current offering until the 24 month offering period expired. On July 31, 2008, the final 24 month offering period expired and all ESPP participants are now under six month offering periods. As of March 31, 2009, employees have contributed approximately $0.2 million to the current offering of the 1999 ESPP, since the beginning of the offering period that commenced February 1, 2009. For the three months ended March 31, 2009 and 2008, we have recognized approximately $42,000 and $2,000, respectively, as share-based compensation expense related to the 1999 ESPP Plan.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of March 31, 2009, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of March 31, 2009, the warrant remained outstanding and exercisable.

In connection with the private placement financing completed in June 2006, we issued to the investors warrants to purchase an aggregate of 11,999,999 shares of our common stock at an exercise price of $2.10 per share. These warrants contain anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, stock dividends, or other issuances of our common stock at purchase prices less than the warrants’ exercise price (other than certain exempt issuances, such as sales of common stock to our employees or conversions of convertible securities and options that were outstanding prior to the issuance of the warrants). During 2008, investors exercised all remaining warrants of 11,301,499 in a series of cashless exercises to purchase 8,982,521 shares of our common stock. As of December 31, 2008, all of these warrants had been exercised.

Additionally, in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends, but not for other issuances of our common stock. During 2007, the placement agent transferred portions of the warrant to certain of its employees. During 2008, the placement agent and its transferees had exercised warrants utilizing both cash and cashless exercises to purchase an aggregate of 110,781 shares of our common stock. As of March 31, 2009, 7,500 of these warrants remained outstanding and exercisable and expire in June 2011.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Risk free interest rates	2.9%	4.1%
Volatility	87.6%	80.0%
Dividend yield	0%	0%
Expected option term (years)	7.0	6.8
Weighted average fair value of stock option grants to employees	$17.86	$6.23

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

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 10.4% based on historical experience over seven years. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment.

A summary of the status of our stock option plans as of March 31, 2009, and of changes in stock options outstanding under the plans during the three months ended March 31, 2009, is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,238,071	$7.70
Granted	1,231,871	22.96
Canceled	(51,476)	10.05
Exercised	(50,850)	4.98

Outstanding at March 31, 2009	7,367,616	$10.26	7.9	$50,700,558

Options vested and exercisable at March 31, 2009	3,302,886	$7.81	6.8	$30,111,649

As of March 31, 2009, there was $30.3 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. Cash received from stock option exercises for the three months ended March 31, 2009 and 2008 was $255,000 and $43,000, respectively. At March 31, 2009, there were 616,412 shares available for future option grants.

(9) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$4,854	$7,560
Work in process	1,440	282
Finished goods	4,271	2,789

Total	$10,565	$10,631

Inventories are shown net of excess and obsolescence reserves of $2.0 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively.

(10) Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum funding of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings are secured by the underlying financed equipment.

As of March 31, 2009, we had an aggregate of $1.1 million outstanding on this asset-backed loan line relating to four fundings with interest rates from 10.6% to 9.73% to be repaid in 36 monthly installments. Our right to borrow additional funds under this facility expired in December 2008.

(11) Acquisition and Integration Costs

As of March 31, 2009, we had approximately $0.4 million remaining in accrued acquisition costs, relating to the acquisition of Gemini Genomics, plc in 2001. The remaining acquisition liability relates to facility exit costs.

The accrued acquisition cost activity in the three months ended March 31, 2009, was as follows (in thousands):

	Balance at December 31, 2008	Deductions	Balance at March 31, 2009
	(Audited)	(Unaudited)	(Unaudited)
Costs to close facilities and exit lease commitments	$484	$(59)	$425

(12) Warranty Costs and Reserves

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), we provide a warranty provision related to the sales of our MassARRAY equipment based on our experience of returns and repairs required under the warranty period.

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of consumables and products revenue in the consolidated statement of operations.

Changes in our warranty liability during the three months ended March 31, 2009, were as follows (in thousands):

Balance as of December 31, 2008	$606
Reductions to liability requirements	(506)
Repairs and replacements	145

Balance as of March 31, 2009	$245

(13) Litigation

In November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the U.S. District Court for the Southern District of New York (now captioned In re Sequenom, Inc. IPO Securities Litigation) Case No. 01-CV-10831. Similar complaints were filed in the same District Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. In the complaint, the plaintiffs allege that our underwriters, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. The plaintiffs seek unspecified monetary damages and other relief. In October 2002, our officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the District Court dismissed the claim against us brought under Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), without giving the plaintiffs leave to amend the complaint with respect to that claim. The District Court declined to dismiss the claim against us brought under Section 11 of the Securities Act of 1933, as amended (the Securities Act).

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. If approved, the settlement would result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund would be fully funded by insurance.

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

On October 30, 2008, we filed a patent infringement suit against Ibis Biosciences, Inc., formerly a subsidiary of Isis Pharmaceuticals, Inc. The complaint was served on the defendant in February 2009. Ibis has been acquired by Abbott Molecular and has not yet responded to the complaint. The lawsuit was filed in the United States District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

(14) Income Taxes

In July 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2008 or March 31, 2009 that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheets at March 31, 2009 and December 31, 2008, and have recognized no interest and/or penalties in the consolidated statement of operations for the three months ended March 31, 2009, and the year ended December 31, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the U.S., foreign and various state jurisdictions. Our tax years for 1994 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

We completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards in April 2008. Based on the conclusion of the Sections 382/383 study, we reduced our deferred tax assets and valuation allowance on these assets by approximately $89.8 million to reflect this limitation. As of December 31, 2008, we have updated our unrecognized tax benefits under FIN 48 and due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

At December 31, 2008, we had federal and state tax net operating loss carryforwards of approximately $74.7 million and $74.7 million, respectively. The federal and state tax loss carryforwards are reduced by the Section 382 limitation. The federal tax loss carryforwards will begin to expire in 2021, unless previously utilized. Also at December 31, 2008, we had German net operating loss carryforwards of approximately $11.0 million, which may be carried forward indefinitely.

We also had federal and California research and development tax credit carryforwards of approximately $1.8 million and $8.9 million, respectively as of December 31, 2008. The federal research and development credits have been reduced by the Section 383 limitation. The federal research and development tax credit carryforwards will begin to expire in 2011 unless previously utilized. The California research and development credit carryforward indefinitely.

(15) Subsequent Events

In April 2009, we formally approved and implemented a cost cutting initiative in our genetic analysis business. This initiative includes a decrease in the genetic analysis workforce of approximately 30 employees that will result in an estimated charge of approximately $850,000 to be recorded in the second quarter of 2009 in connection with one-time termination benefits and other related costs.

On April 29, 2009, we announced that the expected launch of our Down syndrome test has been delayed due to the discovery of employee mishandling of research and development test data and results. Accordingly, we are no longer relying on our previously announced research and development test data and results. Our Board of Directors has formed a special committee of independent directors to oversee an independent investigation of the employees’ activity related to the test data and results. The committee has engaged independent counsel to assist the committee in the conduct of the investigation.

Beginning April 30, 2009 several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The complaints include claims asserted under Section 10 of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our executive officers issued materially false and misleading statements regarding our Down syndrome test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. We will vigorously defend against the claims advanced.

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

Overview

We are a diagnostic testing and genetics analysis company committed to providing products, services, diagnostic testing, applications and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive prenatal diagnostics, oncology, infectious diseases, and other disorders.

Molecular Diagnostics and SEQureDx™ Technology

Molecular Diagnostics

We remain committed to researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, oncology, infectious diseases, and other diseases and disorders. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on noninvasive diagnostics currently using our proprietary MassARRAY system; however, we may in the future employ other platforms with our applications as may be more suitable on a case-by-case basis considering optimum test performance and commercialization factors.

Currently, we are primarily focused on developing and commercializing prenatal screening and diagnostic tests using our noninvasive, circulating cell-free fetal (ccff) nucleic acid based assay technology. This technology is noninvasive to the womb using a simple maternal blood draw for prenatal diagnosis in order to provide more fundamental and reliable information about the fetus early in pregnancy. Our planned screening and diagnostic tests in areas of women’s health, oncology, and infectious disease are also noninvasive and are expected to use simple blood draws from patients rather than invasive procedures such as surgery.

Supporting our initiatives in women’s health, oncology and infectious disease we completed our acquisition of the complete AttoSense portfolio of gene-based molecular tests and related assets from SensiGen, LLC in February 2009. The acquisition includes highly-sensitive and specific tests for the detection and monitoring of human papillomavirus (HPV) (the primary cause of cervical and head and neck cancers), systemic lupus erythematosus (Lupus), chronic kidney disease (CKD), inflammatory bowel disease (IBD) and other tests, all of which utilize our proprietary MassARRAY platform.

Prenatal Diagnostics

Noninvasive prenatal diagnostic tests based on our foundational fetal nucleic acid analysis intellectual property are initially being developed on our MassARRAY platform for chromosomal aneuploidies including Trisomy 21 (Down syndrome), Trisomy 18 (Edwards syndrome), and Trisomy 13 (Patau syndrome), Rhesus D genotyping and gender determination for sex-linked disorders. Through our Clinical Laboratory Improvement Amendments (CLIA) licensed laboratory, the Sequenom Center for Molecular Medicine (SCMM), located in Grand Rapids, Michigan, we intend to develop, validate and commercialize laboratory developed tests (LDTs). This is a common approach used for most molecular genetic tests. We have made substantial investments in our information technology infrastructure to enhance the capabilities of our CLIA laboratory to track samples and provide electronic ordering and reporting, and have put in place sample collection and transportation systems that can be readily scaled. We are also pursuing relationships with payors that will support our pricing structure and reimbursement opportunities.

In April 2009, we announced that the expected launch of our Down syndrome test has been delayed due to the discovery of employee mishandling of research and development (R&D) test data and results. Accordingly, we are unable to rely on the data and results from these R&D studies. We are currently re-evaluating our validation studies for our Down syndrome test. Subject to the outcome of our re-evaluation, we currently expect to complete these validation studies before the end of 2009. The scope, structure and timing of these clinical studies are also being re-evaluated. We are also arranging for clinical studies to be conducted by third parties prior to the launch of our Down syndrome test. We now intend to launch the Down syndrome test following publication in peer-reviewed journals of the results from these third party clinical studies.

Subject to the completion of a precautionary review of data for all of our tests under development, we still plan to launch through our CLIA laboratory separate noninvasive prenatal screening LDT tests, as well as a carrier screening test for Cystic Fibrosis by the end of the fourth quarter of 2009. Concurrent with our LDT commercialization activities, we plan to conduct the development, validation, and other activities necessary to file submissions with the Food and Drug Administration (FDA) seeking approval for selected diagnostic tests.

We plan to pursue development of other noninvasive prenatal tests which are relevant to diagnosing disorders or conditions such as thalassemias, cardiac disorders, congenital disorders and autism, and also pursue development of tests for post-natal applications of interest. For example, in January 2009 we announced a collaboration with the Immune Tolerance Institute to develop an advanced newborn screening test for severe combined immunodeficiency (SCID), a rare disease affecting newborns that can be treated effectively if diagnosed early. The test is based on the pioneering work of Jennifer Puck, M.D. of the University of California, San Francisco. A successful feasibility study was recently completed demonstrating the adaptability of Dr. Puck’s real time polymerase chain reaction (RT-PCR) screening assay for SCID diagnosis to our MassARRAY platform.

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

During the first quarter of 2009, we experienced reduced demand for our MassARRAY systems as a result of the current economic environment and we are uncertain whether demand for our products and services will further deteriorate in future periods as a result of the weak economy. As a result in part of this weaker demand, in April 2009, we formally approved and implemented a cost cutting initiative in our genetic analysis business which is expected to result in an approximately $8 million decrease in costs in 2009 and an annualized reduction in costs of approximately $10 million. This initiative includes a decrease in the genetic analysis workforce of approximately 30 employees that will result in an estimated charge of approximately $850,000 to be recorded in the second quarter of 2009 in connection with one-time termination benefits and other related costs.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Accrued acquisition and integration costs

•	Goodwill and impairment of long-lived assets

•	Allowance for doubtful accounts

•	Reserves for obsolete and slow-moving inventory

•	Warranty costs

•	Income taxes

•	Share-based compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

During the first three months of 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenues

Total revenues for the three months ended March 31, 2009 decreased to $8.7 million from $10.6 million for the same period in 2008 and are comprised of product related sales and contract research services. Product related revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

Consumables revenue was $4.7 million for both the three months ended March 31, 2009 and 2008. While our installed base of MassARRAY Compact systems has increased against the comparative period, fewer consumables orders were placed as our customers in the biomedical research market slowed expenditures related to studies for general research purposes due to the current economic environment.

MassARRAY and other product related revenues were $3.1 million for the three months ended March 31, 2009, as compared to $4.5 million for the same period in 2008. The decrease of $1.4 million was due to a reduction in MassARRAY system hardware sales to $2.4 million for the three months ended March 31, 2009 from $3.7 million for the same period in 2008 due to fewer system placements in the three months ended March 31, 2009. The decrease in system hardware sales was attributable to the academic, pharmaceutical, and clinical research institutions slowing capital expenditure requirements associated with the current economic environment. Revenue from other product sales, including MassARRAY system maintenance contracts, for the three months ended March 31, 2009 and 2008 were $0.7 million for each quarter.

We recorded services revenue of $0.8 million for the three months ended March 31, 2009, as compared to $1.4 million for the comparative period in 2008. The decrease of $0.6 million is attributable to a general business decline in the commercial, clinical analysis and the academic research markets compared to the prior period.

Research and other revenues, which consists of license and research grant payments, were approximately $3,000 and $57,000 for the three months ended March 31, 2009 and 2008, respectively. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect license and grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the future adoption rates of our diagnostic assays. Additionally, in connection with our cost cutting initiative that commenced in April 2009, we expect services revenue to fluctuate as we move from smaller, low volume agricultural research projects to larger pharmaceutical and oncology panels.

Cost of product and service revenues and gross margin

Cost of product revenues for the three months ended March 31, 2009 and 2008 were $2.4 million and $3.5 million, respectively. Gross margins on consumables and product related sales for the three months ended March 31, 2009 were 70%, compared to 62% for the same period in 2008. Gross margins primarily increased due to fewer system placements during the current quarter as compared to same period in 2008, which historically sell at lower gross margins, offset by maintained consumable sales to the comparable period in 2008, which historically sell at higher average gross margins.

Cost of services revenue for the three months ended March 31, 2009 were $1.0 million compared to $1.2 million for the same period in 2008. Gross margins were negative during the current quarter due to fewer genetic analysis research service contracts being completed in the three months ended March 31, 2009, as compared to the prior period in 2008, which resulted in the inability to absorb idle excess capacity and related expenses, primarily associated with salaries and related personnel expenses. Gross margins on services revenue are dependent on the particular contract terms of the work undertaken in each quarter.

The Company’s overall gross margin was 61% and 56% for the three months ended March 31, 2009 and 2008, respectively. When compared to the prior period, the increase in overall gross margin was attributable to lower system and contract research revenues, which are sold at a lower margin than consumables. Consumables revenue remained flat during the first quarter of 2009 as compared to the first quarter of 2008, although margin improved due to the mix of product related sales during the current period.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, payor contracts for diagnostic tests, the volume of diagnostic tests sold, the adoption rates of our diagnostic tests we commercialize, as well as the cost of goods sold, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies. Additionally, in connection with our cost cutting initiative commenced in April 2009, we expect services margins to fluctuate as we move from smaller, low volume agricultural research projects, which have historically had lower gross margins on a project by project basis, to larger pharmaceutical and oncology panels, which generally have higher gross margins.

Research and development expenses

Research and development expenses increased to $8.8 million for the three months ended March 31, 2009 from $4.9 million for the same period in 2008. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in research and development expenses of $3.9 million for the three months ended March 31, 2009, as compared to the same period in 2008 primarily relates to increased headcount and related costs of $1.2 million, $0.6 million for higher share-based compensation charges, increased operating supplies of $0.4 million primarily associated with our noninvasive prenatal diagnostic research and development, $0.7 million related to clinical trial costs associated with our Trisomies, RHD and Gender programs, $0.2 million in higher licensing fees to support our diagnostic initiatives, $0.2 million of increased depreciation primarily associated with the acquisition of CMM in the fourth quarter of 2008, $0.1 million in higher consulting costs to support various research and development projects and $0.4 million in higher allocated overhead charges for facilities, IT and other expenses due to higher headcount from that in the first quarter of 2008.

We expect our research and development expenses to increase in 2009 compared to 2008, as we increase our investment in the development of noninvasive prenatal nucleic acid based tests and as we continue to invest in new products and applications for our MassARRAY platform.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2009 increased to $7.3 million, as compared to $5.8 million for the same period in 2008. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in selling and marketing expenses of $1.5 million for sales and marketing expenses in the three months ended March 31, 2009 compared to the same period in 2008 primarily were related to increased costs of $0.9 million for increased headcount and travel related expenses associated with building our sales force infrastructure for our noninvasive diagnostics business, $0.6 million for higher share-based compensation charges and $0.3 million of advertising and public relations consulting expenses for sales and marketing projects associated with our noninvasive prenatal technology, offset by a decrease of $0.2 million in reduced sale and marketing expenses and positive adjustments to our bad debt reserve.

We expect our sales and marketing headcount and associated expenses to increase in 2009 compared to 2008 as we strengthen our sales force and continue building our commercial development team for our noninvasive prenatal diagnostic tests.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2009 were $6.9 million, as compared to $3.4 million for the same period in 2008. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase in general and administrative expenses of $3.5 million for the three months ended March 31, 2009 from the same period in 2008 was primarily due to $2.0 million of increased legal fees associated with on-going litigation, as well as acquisition activities, $0.6 million for increased headcount and related expenses, $0.2 million of higher IT related and equipment expense, $0.2 million in increased audit and tax related expenses, $0.2 million of higher investor relations fees associated with acquisition activity, $0.2 million of higher rent and communications expenses associated with our San Diego facilities and $0.5 million in higher share-based compensation charges, offset by increased allocation of information technology department expenses to other functional departments of $0.5 million.

We expect general and administrative costs to increase in 2009 compared to 2008, as we build our infrastructure to support our anticipated growth, as well as continued increases in legal costs due to our ongoing and new litigation.

Interest income, net

Interest income, net, was $0.2 million for the three months ended March 31, 2009, as compared to $0.5 million for the same period in 2008. While our cash, cash equivalents and marketable securities balances were higher in the current period, changes in our investment policy and the overall reduction in the rates of return in our investment portfolio are attributable to the decrease of $0.3 million to the comparable period in 2008.

Loss on marketable securities

No loss on marketable securities was recorded for the three months ended March 31, 2009, compared to $0.8 million for the comparable period in 2008. The recognized loss in the three months ended March 31, 2008, was due to an other-than-temporary impairment on two of our investments in auction rate securities, as compared to the current period in which our analysis concluded no impairment had occurred during the three months ended March 31, 2009. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary in our remaining auction rate security investments, we would be required to adjust the carrying value of the investment through additional impairment charges.

Other income (expense), net

Other income (expense), net, was $0.1 million and $(0.1) million for the three months ended March 31, 2009 and 2008, respectively. The increase in interest income (expense), net for the three month months ended March 31, 2009 was due to favorable realized foreign currency translations and miscellaneous other income items, offsetting interest expense associated with our asset-backed loan.

Liquidity and Capital Resources

As of March 31, 2009, cash, cash equivalents and current marketable securities totaled $81.2 million, compared to $98.3 million at December 31, 2008. Our cash equivalents and current marketable securities are held in U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA. As of March 31, 2009, we have $5.7 million of auction rate securities, which reflects a $3.7 million adjustment to the principal value of $9.4 million. Additional discussion with respect to the risks and uncertainties associated with our auction rate securities is included in the “Risk Factors” in Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this report and in the notes to our condensed consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $543.8 million as of March 31, 2009. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2009, we had working capital of $84.1 million.

On July 1, 2008, we closed an underwritten public offering of 5,500,000 shares of our common stock at $15.50 per share, with the underwriters exercising their option to purchase an additional 825,000 shares on July 8, 2008. Including the additional shares, the offering resulted in aggregate net proceeds of approximately $91.8 million after deducting underwriting discounts, commissions and transaction expenses.

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the three months ended March 31, 2009, was $12.7 million, as compared to $9.1 million for the same period in 2008. The use of cash was primarily a result of the net loss of $17.5 million for the three months ended March 31, 2009, adjusted for non-cash items of depreciation and amortization of $1.3 million, share-based compensation of $3.0 million, non-cash compensation charges related to vesting of restricted stock of $0.2 million, offset by a non-cash change in deferred rent of $0.1 million. The changes in our operating assets and liabilities primarily consisted of a decrease in other current assets and prepaid expenses of $0.7 million, other liabilities of $0.1 million and accounts payable and accrued expenses of $1.4 million. These changes were offset by increases in accounts receivable of $2.1 million and deferred revenue of $0.4 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in the purchase of marketable securities of $0.1 million, consisted of purchases for capital equipment that used $2.8 million and the cash paid in connection with our acquisition of SensiGen, LLC of $1.9 million during the three months ended March 31, 2009.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2009, as compared to cash provided by financing activities of $0.5 million for the same period in 2008. Financing activities during the three months ended March 31, 2009, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.8 million. Our cash used consisted of repayments on our asset-backed loan of $0.2 million for the three months ended March 31, 2009.

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

•	our ability to validate our diagnostic tests and the level of sensitivity and specificity of our diagnostic tests;

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

•

the level of our legal expenses, including those expenses associated with the independent investigation, intellectual property protection and those expenses and any damages payments associated with litigation, including intellectual property litigation and securities related litigation;

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

General market conditions, the market price of our common stock, uncertainty about our Down syndrome and other diagnostic tests or other factors may not support capital raising transactions. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted.

At March 31, 2009, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of the Newton, Massachusetts building lease agreement in December 2010.

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

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and originally classified these securities as “available-for-sale.” Consistent with our investment policy guidelines in effect when originally purchased, the auction rate security (ARS) investments held by us all had AAA/AA credit ratings at the time of purchase. At March 31, 2009, $9.4 million of principal was invested in ARS. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a Dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages. With the liquidity issues experienced in global credit and capital markets, the ARS held at March 31, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

Due to changes in the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes through 2010, we have classified all ARS investments of $5.7 million as noncurrent assets on the condensed consolidated balance sheet at March 31, 2009. Although the ARS continue to pay interest according to their stated terms, based on changes in assumptions and input from our valuation models and an analysis of other-than-temporary impairment factors, a recognized loss for other-than-temporary impairment losses of $2.6 million and $1.1 million were charged to operations during the years ended December 31, 2008 and 2007 , respectively. These recognized losses did not have a material impact on our liquidity or financial flexibility. For the three months ended March 31, 2009, no other-than temporary impairment losses were charged to operations. Any future fluctuation in fair value related to our ARS investments would be recorded as a charge to operations as appropriate.

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

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound (GBP), Japanese Yen (JPY), and the Euro (EUR). The subsidiaries’ accounts are translated from the relevant functional currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency (AUD). Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the U.S. dollar.

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

Functional currency of operations	As of March 31, 2009 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$1.2	$—
EUR	$—	$0.2

A movement of 10% in the U.S. dollar to AUD exchange rate would create an unrealized gain or loss of approximately $80,000. A movement of 10% in the U.S. dollar to EUR exchange rate would create an unrealized gain or loss of approximately $22,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended March 31, 2009. We had no deferred gains or losses during the period covered.

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

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of March 31, 2009. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

On April 29, 2009, we announced that the expected launch of our Down syndrome test has been delayed due to the discovery of employee mishandling of research and development test data and results. Accordingly, we are no longer relying on our previously announced research and development test data and results. As a result of this discovery, our board of directors formed a special committee of independent directors to oversee an independent investigation of the employees’ activity related to the test data and results. The committee has engaged independent counsel to assist the committee in the conduct of the investigation. Until this independent investigation is complete, we cannot be certain whether the results of the independent investigation will require us to make modifications to our disclosure controls and procedures and whether there has been any deficiency in the design of our disclosure controls and procedures.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of March 31, 2009, to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the U.S. District Court for the Southern District of New York (now captioned In re Sequenom, Inc. IPO Securities Litigation) Case No. 01-CV-10831. Similar complaints were filed in the same District Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000. In the complaint, the plaintiffs allege that our underwriters, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. The plaintiffs seek unspecified monetary damages and other relief. In October 2002, our officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the District Court dismissed the claim against us brought under Section 10(b) of the Securities Exchange Act of 1934, without giving the plaintiffs leave to amend the complaint with respect to that claim. The District Court declined to dismiss the claim against us brought under Section 11 of the Securities Act of 1933 (the Securities Act).

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In February 2006, the District Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the District Court held a final fairness hearing to determine whether to grant final approval of the settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation and will not receive final approval. Plaintiffs filed amended complaints in the six focus cases in August 2007. Sequenom is not one of the focus case issuers. In September 2007, Sequenom’s named officers and directors again extended the tolling agreement with the plaintiffs. Also in September 2007, the plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. The District Court denied the motions to dismiss in March 2008. On October 2, 2008, the plaintiffs withdrew their class certification motion. On February 25, 2009, liaison counsel for plaintiffs informed the district court that a settlement of the cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. If approved, the settlement would result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund would be fully funded by insurance.

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

On October 30, 2008, we filed a patent infringement suit against Ibis Biosciences, Inc., formerly a subsidiary of Isis Pharmaceuticals, Inc. The complaint was served on the defendant in February 2009. Ibis has been acquired by Abbott Molecular and has not yet responded to the complaint. The lawsuit was filed in the United States District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

Beginning April 30, 2009, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our executive officers on behalf of certain purchasers of our common stock. The complaints include claims asserted under Section 10 of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our executive officers issued materially false and misleading statements regarding our Down syndrome test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. We will vigorously defend against the claims advanced.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 1A.	Risk Factors

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2008. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

*The mishandling of research and development (R&D) test data and results for our Down syndrome test could materially adversely affect our business, financial condition and results of operations.

We have announced that we have delayed the expected launch of our Down syndrome test due to the discovery of employee mishandling of R&D test data and results. We have also announced that we are no longer relying on the previously announced R&D test data and results. Our board of directors has appointed a special committee of independent directors to oversee an independent investigation of the employees’ activities related to the test data and results. In connection with these events and the ongoing investigation, we will incur additional expenses that we had not previously planned to incur, and we may face significant liabilities as a result of these events and investigation. These events and the investigation may affect us in a number of additional ways, such as diverting management’s attention from our business and hindering our ability to recruit and retain qualified personnel. The expenses of the investigation, any additional liabilities that we incur and any additional effects of the events and investigation each may have a material adverse effect on our business, operating results or financial condition. We can give no assurance regarding the ultimate findings of the investigation or any remedial actions that may be taken in response to such findings.

We have also announced that in addition to the delay in the launch of our Down syndrome test, there will be delays in the launch of other diagnostic tests that we have under development as we complete data reviews for these tests. The launch of any of our tests will require the completion of certain clinical development and commercialization activities and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any test under development. While we believe that we have or can marshal the cash resources to complete clinical development and commercialization activities with respect to each test, we can give no assurance that we will not have to reduce other expenditures or raise additional capital to do so or that we will be able to reduce our expenditures sufficiently or raise enough capital to complete clinical development or commercialization for any test. Any failure to complete clinical development or commercialization of a test could have a material adverse effect on our business, operating results or financial condition.

*We and certain of our executive officers have been named as defendants in recently initiated securities class actions that could result in substantial costs and divert management’s attention.

We are aware of lawsuits in which we, and certain of our executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding our Down syndrome test under development. We intend to engage in a vigorous defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, operating results or financial condition if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

*We have limited experience.

Many of our technologies, particularly our noninvasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to develop and commercialize new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY platform and potentially other platforms and we have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We may face setbacks in the development and commercialization of our noninvasive prenatal and other molecular diagnostic tests and technologies. As a result of the discovery of employee mishandling of R&D test data and results we are unable to rely on certain prior studies and will need to perform additional validation studies of our Down syndrome test prior to commercialization. We need to make significant investments to ensure our genetic analysis products and applications and our diagnostics tests perform properly and are cost-effective, and we or our partners will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

*We may not be able to generate any revenue from noninvasive prenatal diagnostic tests or any other tests we may develop.

We have committed significant research and development resources to the development of research-use-only and diagnostic tests, particularly noninvasive prenatal tests, for use on our MassARRAY system and other platforms. Although our licensed partner launched the first research-use-only test, a test for Rhesus D using a reverse transcription polymerase chain reaction (RT-PCR) platform in early 2008, there is no guarantee that our partner or we will successfully generate significant revenues from this or any other tests for any use. We plan to launch through our CLIA laboratory a noninvasive prenatal screening LDT test for Rhesus D, a noninvasive prenatal screening LDT test for gender-linked disorders (our Fetalxy screen) and a carrier screening test for Cystic Fibrosis before the end of 2009, and a noninvasive prenatal screening LDT test for trisomies (Trisomy 21 and potentially Trisomies 18 and 13) in early 2010 and to launch additional tests in the future. However, there is no guarantee that we will be able to successfully launch these or other diagnostic tests on the anticipated timelines or at all. We have no experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal research-use-only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop noninvasive prenatal research-use-only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including the following:

•	the outcome of the independent investigation;

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

*We will need additional capital to support our growth, which will result in additional dilution to our stockholders.

Our business will require additional investment that we have not yet secured. As of March 31, 2009, we had available cash and cash equivalents and marketable securities of approximately $81.2 million.

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

•	our ability to validate our diagnostic tests and the level of sensitivity and specificity of our diagnostic tests;

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

•

the level of our legal expenses, including those expenses associated with the independent investigation, intellectual property protection, securities class actions and those expenses and any damages payments associated with litigation;

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

General market conditions, the market price of our common stock, uncertainty about our Down syndrome and other diagnostic tests or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining shareholder approval. There can be no assurance that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted.

*Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•

our and our distributors’ success in selling, and changes in the demand for, our products and services including our MassARRAY Compact platform and iPLEX multiplex genotyping application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

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

•	our ability to clinically validate any potential noninvasive prenatal or other diagnostic related products and obtain regulatory approval of any potential diagnostic products; and

•	expenses related to, and the results of the independent investigation, litigation or any other legal proceedings.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year, the number, timing, and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems and the number, timing and type of contract research services agreements that we enter into. Changes in the relative mix of our MassARRAY system and consumables sales and service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our revenues and operating results are also difficult to predict because they depend upon the activities of our distributors. We experienced reduced demand for our MassARRAY systems during the first quarter of 2009 as a result of the current economic environment and are uncertain whether demand for our products and services will further deteriorate in future periods as a result of the weak economy. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall.

*A reduction in revenues from sales of MassARRAY products would harm our business.

The demand for MassARRAY systems and consumables and contract research services has declined over time, and any continued or further decline in demand will further reduce our total revenues. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues through at least the remainder of the year and perhaps thereafter, unless and until our noninvasive prenatal laboratory developed tests are launched, if at all, and revenues from those tests are generated and increase over time, if at all. The following factors, among others, would further reduce the demand for MassARRAY products and services:

•	continued unstable, weak, or deteriorating economic conditions and fiscal policies or changes in fiscal policies that negatively impact customer buying decisions;

•	competition from other products and service providers or failure of our products or applications or services; and

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers, with respect to enabling or performing , or with respect to litigation matters or developments or events in our prenatal diagnostic and other programs.

*Our revenues are subject to the risks faced by biotechnology and diagnostic companies, pharmaceutical companies, and governmental and other research institutions.

We expect that our revenues for at least the remainder of the year and perhaps thereafter, unless and until our noninvasive prenatal laboratory developed tests are launched, if at all, and revenues from those tests are generated and increase over time, if at all, will be derived primarily from MassARRAY system products provided to academic institutions and other research institutions.

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 54% of our total revenues for the three months ended March 31, 2009, compared to 41% of our total revenues for the three months ended March 31, 2008. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using the iPLEX Gold or any next generation iPLEX applications;

•	the availability and adoption of new technologies and applications provided by our competitors;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers;

•	any negative publicity with respect to ongoing litigation matters or developments or events in our prenatal diagnostic and other programs;

•	the ability to maintain necessary quality standards and specifications for our SpectroCHIP products; and

•	our inability to transition to new suppliers for components for our MassARRAY system and our ability to maintain such relationships.

*We only recently acquired our CLIA-certified laboratory and have limited experience operating a diagnostic laboratory. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate our CLIA-certified laboratory and obtain and maintain required regulatory approvals.

We plan to validate LDT assays and commercialize them through SCMM, our CLIA-licensed laboratory located in Grand Rapids, Michigan. We only recently acquired SCMM in 2008 and as a result have little experience operating a CLIA-licensed laboratory. Because there is substantial distance between SCMM and us, we may have logistical and operational challenges in effectively managing and operating SCMM. If we are unable to successfully transfer our diagnostic technology and tests to SCMM for validation or if SCMM is unable to successfully validate any LDT or other tests that we intend to commercialize through SCMM, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in SCMM’s infrastructure, it is possible that we may not have adequate infrastructure in place for the commercial launch and sale of any diagnostic tests that we develop through SCMM. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate SCMM and obtain and maintain required regulatory approvals.

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

*We may not successfully obtain regulatory approval of any noninvasive prenatal or other diagnostic product or other product which we or our licensing or collaborative partners develop and we may not be able to successfully partner with CLIA licensed laboratories with respect to diagnostic products.

Products that we or our collaborators develop in the molecular medicine, diagnostic, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval, or PMA, or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to six months from submission, but can take significantly longer. The PMA process is much more costly, lengthy, uncertain, and generally takes from nine months to one year or longer from submission. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical trials. Preclinical testing and clinical trials are long, expensive, and uncertain processes, and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical trials of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of studies or trials do not necessarily predict final results, and acceptable results in early studies or trials may not be repeated in later studies or trials. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical trials, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

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

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials that will be required to obtain either PMA or 510(k) clearance from the FDA prior to marketing any of our product candidates. Our product candidates, including any diagnostic or other tests we develop, may fail to demonstrate positive results in clinical trials despite having progressed through earlier-stage studies or trials. In particular, the limited results that we have obtained for our prenatal diagnostic tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a product development program. Preclinical and clinical results or other study results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization.

Because we exclusively licensed our noninvasive prenatal diagnostic and gender determination testing rights from ISIS any dispute with ISIS may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights.

In October 2005, we entered into an exclusive license to noninvasive prenatal diagnostic rights (United States Patent No. 6,258,540 and foreign equivalents) with ISIS which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for noninvasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop noninvasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and ISIS regarding our rights under the license agreement, or we do not achieve certain commercial launch milestones, in a timely manner, or IBIS does not agree to extend commercial launch milestones, particularly for aneuploidy products or tests in view of our delayed launch for Down syndrome, our ability to exclusively commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these diagnostic tests.

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

Our ability to compete in the market may decline if we lose or do not obtain some of our intellectual property rights.

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

Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. For example, we recently filed a patent infringement lawsuit against defendant Ibis Biosciences, Inc., which has been acquired by Abbott Molecular, in the United States District Court for the District of Delaware. We believe that the sale and offer for sale of Ibis products and technology infringes three Sequenom patents related to nucleic acid analysis by mass spectrometry. We are seeking a permanent injunction enjoining defendant from further infringement and monetary damages. Defendant may challenge the validity of our patents as part of the lawsuit. If one or more of our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own. Such adverse decisions may negatively impact our revenues.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from ISIS (United States Patent No. 6,258,540 and foreign equivalents), to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, particularly with respect to our planned test for Down syndrome, we risk losing our exclusive license rights from ISIS. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications and generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business.

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

*We may not be able to successfully compete in the biotechnology and diagnostic industries.

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

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies or products obsolete. Our recent announcement of the delay in the expected launch of our Down syndrome test due to the discovery of employee mishandling of R&D test data and results may adversely affect our competitive position and the market acceptance of any tests that we may commercialize.

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

*If we cannot attract and retain highly-skilled personnel, our growth might not proceed as rapidly as we intend and our business may be adversely affected.

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose any key member of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. We recently reduced headcount in our genetic analysis business and we also recently announced the discovery of employee mishandling of R&D test data and results and we, and certain of our executive officers, have been named as defendants in several complaints filed in the U.S. District Court for the Southern District of California alleging violations of securities laws. These events may adversely affect our ability to retain key employees. If we lose key employees or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

If we do not effectively manage our business as it evolves, it could affect our ability to pursue opportunities and expand our business.

Evolution in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems, and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products as well as the significant restructuring changes and other significant events that we have experienced, our ability to pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.

*We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 58% of our sales were made outside of the United States during the three months ended March 31, 2009, compared to 56% for the three months ended March 31, 2008. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

*We may not have adequate insurance if we become subject to product liability or other claims.

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and our partners and collaborators prepare to commercialize research-use-only or other types of molecular tests, including LDTs and diagnostics for prenatal and other applications. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $15.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

*Negative conditions in the global credit markets may impair the liquidity and value of a portion of our investment portfolio.

As of March 31, 2009, our marketable securities classified as noncurrent consist of $9.4 million of ARS issued primarily by municipalities and insurance companies that have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset, which have been reduced by impairment charges of approximately $3.7 million reflecting the change in market value. The recent negative conditions in the global credit markets and the financial services industry have prevented some investors from liquidating their holdings, including their holdings of ARS. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. Although the ARS have continued to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, recognized losses of approximately $2.6 million and $1.1 million were recorded for the years ended December 31, 2008 and 2007, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. No impairment was recognized based on our analysis of other-than-temporary impairment factors for the three months ended March 31, 2009. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to further adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings. There is no guarantee that we will be able to liquidate our remaining ARS or might have to incur further recognized losses. It is possible that our ARS investments may be subject to credit rating downgrades, which could also affect the value of the securities and any ability we may have to liquidate these securities in the future.

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

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements of technological innovations, valuation test and clinical study results, and research and development progress or setbacks by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•

our success in and the expenses associated with researching, developing and commercializing diagnostic products, alone or in collaboration with our partners and obtaining any required regulatory approval for those products and services;

•	the status of litigation against us and certain of our executive officers, or that we are pursuing against others;

•	the status and findings of the ongoing independent investigation being overseen by a special committee of independent directors;

•	securities analysts’ earnings projections or securities analysts’ recommendations; and

•	general market conditions, including the recent crisis in global financial markets.

The stock market in general, and The NASDAQ Global Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Following the announcement that we have delayed the expected launch of our Down syndrome test due to the discovery of employee mishandling of R&D test data and results our stock price closed at $3.62 on April 30, 2009. We have subsequently been named as defendants in various lawsuits alleging violations of federal securities laws related to alleged false and misleading statements regarding our Down syndrome test under development. Such litigation could result in substantial expenses and other liabilities and a diversion of management’s attention and resources, which would seriously harm our business, financial condition, and results of operations.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Restated Bylaws of Registrant, as amended.

3.3 (3)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1 (1)	Specimen common stock certificate.

4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3 (3)	Form of Right Certificate.

10.1 (4)	Amended and Restated Change in Control Severance Benefit Plan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 6, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 7, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 4, 2009

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: May 11, 2009	By:	/s/ PAUL HAWRAN
Paul Hawran
Chief Financial Officer