Form 10-Q
period 2009-06-30
SEQUENOM INC
filed 2009-08-06
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2009

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

The number of shares of the Registrant’s Common Stock outstanding as of July 23, 2009, was 61,159,267.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,599	$68,338
Marketable securities	29,990	29,991
Restricted cash	1,416	1,371
Accounts receivable, net	7,520	10,642
Inventories, net	10,464	10,631
Other current assets and prepaid expenses	2,383	1,311

Total current assets	85,372	122,284
Equipment and leasehold improvements, net	11,762	9,195
Marketable securities	5,710	5,748
Goodwill	10,007	2,398
Other assets	974	859

Total assets	$113,825	$140,484

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,858	$8,321
Accrued expenses	7,999	8,170
Deferred revenue	1,785	1,444
Current portion asset-backed loan	631	647
Current portion long-term bank debt	673	—
Current portion capital lease obligation	110	—
Other current liabilities	411	456

Total current liabilities	19,467	19,038
Deferred revenue, less current portion	426	454
Other long-term liabilities	3,961	4,205
Long-term portion bank debt	1,968	—
Long-term portion asset-backed loan	274	574
Long-term portion capital lease obligation	215	—
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 61,151,449 and 60,943,469 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	61	61
Additional paid-in capital	650,529	641,098
Accumulated other comprehensive income	933	1,328
Accumulated deficit	(564,009)	(526,274)

Total stockholders’ equity	87,514	116,213

Total liabilities and stockholders’ equity	$113,825	$140,484

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Consumables	$5,196	$4,940	$9,918	$9,600
MassARRAY and product related	3,295	6,640	6,421	11,152
Services	677	1,190	1,514	2,548
Research and other	—	75	3	120

Total revenues	9,168	12,845	17,856	23,420

Costs and expenses:
Cost of consumables and products revenue	2,445	4,302	4,831	7,821
Cost of services revenue	681	1,160	1,719	2,312
Research and development	10,226	6,413	19,006	11,298
Selling and marketing	6,934	6,326	14,253	12,139
General and administrative	8,196	4,252	15,138	7,622
Restructuring	1,002	—	1,002	—

Total costs and expenses	29,484	22,453	55,949	41,192

Loss from operations	(20,316)	(9,608)	(38,093)	(17,772)
Interest income, net	99	181	292	644
Loss on marketable securities	(38)	(240)	(38)	(1,069)
Other income (expense), net	63	(19)	178	(102)

Loss before income taxes	(20,192)	(9,686)	(37,661)	(18,299)
Income tax expense	(54)	(57)	(74)	(70)

Net loss	$(20,246)	$(9,743)	$(37,735)	$(18,369)

Net loss per share, basic and diluted	$(0.33)	$(0.21)	$(0.62)	$(0.40)

Weighted average shares outstanding, basic and diluted	61,138	47,147	61,079	46,239

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2009	2008
	(Unaudited)
Operating activities
Net loss	$(37,735)	$(18,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,212	2,794
Depreciation and amortization	2,589	1,135
Loss on marketable securities	38	1,069
Deferred rent	(268)	(205)
Bad debt expense	(166)	283
Restricted stock	301	160
Other non-cash items	24	3
Changes in operating assets and liabilities:
Accounts receivable, net	2,765	744
Inventories, net	196	(2,330)
Other current assets and prepaid expenses	(1,030)	(915)
Accounts payable and accrued expenses	(628)	(1,016)
Deferred revenue	301	840
Other liabilities	(22)	248

Net cash used in operating activities	(27,423)	(15,559)
Investing activities
Purchases of equipment and leasehold improvements	(5,313)	(1,828)
Acquisition of SensiGen, LLC, net of cash acquired	(1,887)	—
Purchases of marketable securities	(30,043)	(14,816)
Sales of marketable securities	—	24,217
Maturities of marketable securities	30,000	21,683
Net change in restricted cash	(46)	(47)

Net cash (used in) provided by investing activities	(7,289)	29,209
Financing activities
Proceeds from exercise of stock options and ESPP purchases	807	719
Proceeds from issuance of common stock and warrants	—	148
Borrowings from asset-backed loan	—	610
Repayments on asset-backed loan	(315)	(261)
Borrowings from capital lease	351	—
Repayments on capital lease obligation	(26)	—
Repayments on long-term debt	(600)	—

Net cash provided by financing activities	217	1,216

Net (decrease) increase in cash and cash equivalents	(34,495)	14,866
Effect of exchange rate changes on cash and cash equivalents	(244)	168
Cash and cash equivalents at beginning of period	68,338	13,116

Cash and cash equivalents at end of period	$33,599	$28,150

Supplemental schedule of non cash items:
Non cash financing activities—accrued offering costs	$—	$253

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

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on March 12, 2009. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165), we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009, and disclosed, if necessary, any material subsequent events in the notes to these financial statements.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (EITF) issued Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset, but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 was effective January 1, 2009 and the impact of adoption on our consolidated financial statements will depend on the any intangible asset acquisitions we complete in future periods.

In June 2008, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF on EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock and was effective January 1, 2009. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” (SFAS 141(R)). FSP 142-3 was effective for our fiscal year beginning after December 15, 2008. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions we completed in future periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” removed leasing transactions accounted for under SFAS No. 13 “Accounting for Leases,” as well as removed related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, and the implementation of FSP 157-2 for our nonfinancial assets and nonfinancial liabilities on January 1, 2009, did not have a material impact on our consolidated financial statements. See Note 5, “Marketable Securities and Fair Value Measurements” for further discussion of our financial assets.

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

These standards are effective for periods ending after June 15, 2009 and did not have a material impact our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) was effective for our fiscal year beginning after December 15, 2008. Additionally in April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP SFAS 141(R)-1) to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. We adopted FAS 141(R) and FSP SFAS 141(R)-1 on January 1, 2009. The impact of adopting SFAS 141(R) and FSP SFAS 141(R)-1 on our consolidated financial statements will depend on the economic terms of any future business combination transactions.

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

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $564.0 million as of June 30, 2009. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2009, we had available cash, cash equivalents and current marketable securities totaling $63.6 million and working capital of $65.8 million. We also have approximately $5.7 million of ARS investments classified as noncurrent assets at June 30, 2009.

(3) Restructuring

In April 2009, we announced that we reduced our genetic analysis employee workforce, in accordance with our initiative to reduce costs and restructure our workforce. Severance related charges are included in the restructuring charges in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008.

The reduction in workforce included the closure of our leased facility near Boston, Massachusetts, with a lease expiration on December 31, 2010, as well as the closure of our office located in New Delhi, India.

The beginning balance for facilities costs at March 31, 2009 consist of $0.4 million in accrued facility exit costs associated with exiting our lease commitments for the Boston, Massachusetts facility. This facility was initially leased in conjunction with the acquisition of Gemini Genomics, plc in 2001.

The following table summarizes the activity and balance of accrued restructuring charges included in accrued expenses through June 30, 2009 (in thousands):

Description	Employee Related	Facilities	Other	Total
Balance at March 31, 2009	$—	$425	$—	$425
Accrued restructuring charges	414	513	75	1,002
Cash payments	(262)	(123)	—	(385)

Balance at June 30, 2009	$152	$815	$75	$1,042

(4) Acquisitions

Center for Molecular Medicine, LLC

On November 14, 2008, we completed our acquisition of certain assets of the Center for Molecular Medicine, LLC (CMM). The assets are now part of our wholly owned subsidiary, the Sequenom Center for Molecular Medicine, LLC (SCMM). Under the terms of the asset purchase agreement, we paid to CMM $4.0 million for certain assets related to CMM’s business in advanced molecular pathology laboratory services relating to diagnostics, translational research and clinical trials, less all cash and cash equivalents. Ninety percent of the purchase price consisted of 187,794 shares of our common stock (valued at $3.6 million as of the acquisition closing date) and the remainder of the purchase price of $0.4 million was paid in cash, which was deposited into an escrow account. The escrow account will remain in place for 18 months following the closing of the transaction to satisfy potential indemnification claims. The acquisition of CMM provides us with a laboratory that has the required accreditations and certifications already in place to develop and market laboratory developed tests and have contributed to the purchase price for the acquisition of CMM, which resulted in the recognition of goodwill of approximately $3.0 million.

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

SensiGen, LLC

On February 27, 2009, we completed the acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The assets are now part of our wholly owned subsidiary, SCMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid to SensiGen cash consideration of approximately $1.9 million, which included a loan advance of $340,000, and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million is contingently payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). The acquisition of the SensiGen assets provides us with intellectual property related to certain molecular diagnostics for women’s health and cancer and have contributed to the purchase price for the acquisition of SensiGen, which resulted in the recognition of goodwill of approximately $6.9 million.

The total purchase consideration, excluding potential contingent consideration fair values, consisted of (in thousands, except share and per share data):

Cash paid to SensiGen	$1,887
Sequenom common stock issued on the closing date (92,679 shares at $20.94 per share)	1,941
Assumed liabilities	3,242
Write-off of preexisting receivables	403

Total purchase price	$7,473

In connection with this acquisition we completed a valuation study of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS 141(R). We have allocated the excess purchase price over the fair value of net tangible assets and liabilities assumed to goodwill, as well as provided an estimate of the fair value of the contingent consideration as of the closing date of the acquisition. We believe the fair values assigned to SensiGen’s assets acquired and contingent consideration were based on reasonable assumptions, as determined by management. The purchase price has been allocated as follows (in thousands):

Net tangible assets	$613
Goodwill	6,860

7,473
Fair value of contingent consideration	157

Total consideration	$7,630

During June 2009 we satisfied one of the triggering events related to the Agreement. We had accrued for this event at a full valuation in the above contingent consideration. Subsequent to June 30, 2009, we satisfied this event with a cash payment of $130,000.

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

(5) Marketable Securities and Fair Value Measurements

Marketable securities

We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and have determined the appropriate classification of marketable securities was “available-for-sale” at the time of purchase. As a result, at June 30, 2009 and December 31, 2008, all of our investments in marketable securities were reported at fair value. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

Historically, we have invested in ARS, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. In April 2008, we revised our investment policy to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. Government securities with ratings of AAA, and repurchase agreements collateralized by U.S. Government securities with ratings of AAA at the time of acquisition. Our investment policy includes a minimum quality rating for all new investments, as well as limits the amount of credit exposure to only issuances from the U.S. Government. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. At June 30, 2009 and December 31, 2008, $9.4 million of principal was invested in ARS, respectively. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a Dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages.

Consistent with our investment policy guidelines in affect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million ARS held by us at June 30, 2009, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate these securities.

The estimated fair value of all ARS holdings at June 30, 2009, was approximately $5.7 million, which reflects a $3.7 million adjustment to the principal value of $9.4 million. The $3.7 million adjustment includes other-than-temporary impairment losses charged to operations during the years ended December 31, 2008 and 2007 of $2.6 million and $1.1 million, respectively. For the three months ended June 30, 2009, $38,000 other-than-temporary impairment losses were charged to operations. As of June 30, 2009, there are no accumulated unrealized losses in other comprehensive income related to these ARS and any future other-than temporary impairments losses will be charged to operations, as incurred.

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

The fair value of our investments in ARS instruments is estimated utilizing a discounted cash flow analysis valuation model as of June 30, 2009. This analysis considers, among other items, the collateralization underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

Based on the underlying assumptions utilized in our valuation of ARS and that our holdings of ARS are not required for operational purposes in 2009, we have classified these investments as long-term on the condensed consolidated balance sheet at June 30, 2009 and December 31, 2008. Future valuation adjustments determined to be other-than-temporary will be recorded to operations, as incurred.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$33,599	$33,599	$—	$—
Marketable securities, current [1]	29,990	29,990	—	—
Restricted cash	1,416	1,416	—	—
Marketable securities, non-current[1]	5,710	—	239	5,471

Total	$70,715	$65,005	$239	$5,471

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

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$5,509
Transfers to Level 3	—
Total gains or losses:
Included in operations	(38)
Recognized gain or loss previously included in other comprehensive income	—
Included in other comprehensive loss	—
Purchases and settlements, net	—

Balance at June 30, 2009	$5,471

Gains or losses included in operations (or changes in net assets) for the period (above) relating to assets still held at June 30, 2009
Total gains or losses for the period included in operations	$(38)

Total change in unrealized gains or losses included in other comprehensive loss	$—

(6) Comprehensive Loss

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Comprehensive loss:
Net loss	$(20,246)	$(9,743)	$(37,735)	$(18,369)
Unrealized gain (loss) on marketable securities	45	(24)	(44)	258
Foreign currency translation adjustments	250	(69)	(351)	370

Comprehensive loss	$(19,951)	$(9,836)	$(38,130)	$(17,741)

(7) Net Loss Per Share

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

(8) Stockholders’ Equity

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

(9) Share-Based Compensation

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

For the three months ended June 30, 2009 and 2008, we recorded $3.1 million and $1.5 million of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expenses ($0.9 million and $0.3 million), selling and marketing expenses ($0.9 million and $0.4 million) and general and administrative expenses ($1.3 million and $0.8 million) for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, we recorded $5.8 million and $2.6 million of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as a component of research and development expense ($1.7 million and $0.6 million), selling and marketing expense ($1.7 million and $0.6 million) and general and administrative expense ($2.4 million and $1.4 million) for the six months ended June 30, 2009 and 2008, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

We account for options granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS 123(R). The fair value of these options at the measurement dates was estimated using the Black-Scholes pricing model. Stock-based compensation for options granted to non-employees for the three months ended June 30, 2009 and 2008, was $54,000 and $64,000, respectively, and is included in the statements of operations within research and development expenses ($12,000 and $7,000) and in sales and marketing expenses ($42,000 and $57,000). For the six months ended June 30, 2009 and 2008, share-based compensation for options granted to non-employees included in the statements of operations was $229,000 and $91,000, respectively, and is included within research and development expenses ($60,000 and $13,000) and in sales and marketing expenses ($169,000 and $78,000). There were no amounts included in general and administrative expenses in the statement of operations for the three or six months ended June 30, 2009, and 2008, respectively.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, our stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. As of June 30, 2009, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 8,113,705 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

On October 18, 2007, we granted 50,000 restricted stock units to an executive officer with a grant date fair value of $11.04. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, and the remaining units vesting in equal monthly installments, thereafter. At June 30, 2009, 20,800 of these restricted stock units have vested and 29,200 units remained outstanding and unvested.

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

On July 17, 2008, we granted 55,555 restricted stock units to an executive officer with a grant date fair value of $20.00 per share. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, and the remaining units vesting in equal monthly installments, thereafter. At June 30, 2009, all restricted stock units remained outstanding and unvested.

On January 2, 2009, we granted 5,754 restricted stock awards to certain board members with a grant date fair value of $20.58 per share, which vest quarterly over one year. At June 30, 2009, 2,878 of these restricted stock awards have vested and 2,876 awards remained outstanding and unvested.

On February 9, 2009, we granted 7,234 and 8,673 restricted stock units to executive officers with a grant date fair value of $17.60 per share, which vest after 12 and 13 months, respectively. At June 30, 2009, all of these restricted stock units remained outstanding and unvested.

On February 17, 2009, we granted 5,552 restricted stock units to an executive officer with a grant date fair value of $16.38 per share, which vests after over 13 months. At June 30, 2009, all of these restricted stock units remained outstanding and unvested.

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of June 30, 2009, we had reserved 991,138 shares of common stock for issuance under the 1999 ESPP. During the term of the 1999 ESPP beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP provides for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price.

In October 2006, our Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings are for a duration of six months and consist of one purchase interval, but do not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing on February 1, 2007. Those employees not electing to enroll in the new offering period continued under the then current offering until the 24 month offering period expired. On July 31, 2008, the final 24 month offering period expired and all 1999 ESPP participants are now under six month offering periods. As of June 30, 2009, employees have contributed approximately $0.4 million to the current offering of the 1999 ESPP, since the beginning of the offering period that commenced February 1, 2009. For the three months ended June 30, 2009 and 2008, we have recognized approximately $117,000 and $2,000, respectively, as share-based compensation expense related to the 1999 ESPP. For the six months ended June 30, 2009 and 2008, we have recognized approximately $159,000 and $4,000, respectively, as share-based compensation expense related to the 1999 ESPP.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50 per share, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of June 30, 2009, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of June 30, 2009, the warrant remained outstanding and exercisable.

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

Additionally, in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends, but not for other issuances of our common stock. During 2007, the placement agent transferred portions of the warrant to certain of its employees. During 2008, the placement agent and its transferees had exercised warrants utilizing both cash and cashless exercises to purchase an aggregate of 110,781 shares of our common stock. As of June 30, 2009, 7,500 of these warrants remained outstanding and exercisable and expire in June 2011.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants for the three months ended June 30, 2009 and 2008:

	June 30,
	2009	2008
Risk free interest rates	2.8%	3.8%
Volatility	100.0%	79.9%
Dividend yield	0%	0%
Expected option term (years)	7.0	6.7
Weighted average fair value of stock option grants to employees	$15.17	$5.37

The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The computation of the expected option term is based on a weighted-average calculation combining the average life of stock options that have already been exercised or cancelled with the estimated life of all unexercised stock options.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 10.4% based on historical experience over seven years. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment.

A summary of the status of our stock option plans as of June 30, 2009, and of changes in stock options outstanding under the plans during the six months ended June 30, 2009, is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,238,071	$7.70
Granted	1,500,211	19.46
Canceled	(275,594)	9.73
Exercised	(67,100)	4.61

Outstanding at June 30, 2009	7,395,588	$10.04	7.6	$3,984,068

Options vested and exercisable at June 30, 2009	3,765,329	$7.95	6.6	$2,972,544

As of June 30, 2009, there was $27.8 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. Cash received from stock option exercises for the six months ended June 30, 2009 and 2008 was $313,000 and $461,000, respectively. At June 30, 2009, there were 572,190 shares available for future option grants.

(10) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$4,260	$7,560
Work in process	757	282
Finished goods	5,447	2,789

Total	$10,464	$10,631

Inventories are shown net of excess and obsolescence reserves of $1.8 million at June 30, 2009 and December 31, 2008, respectively.

(11) Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum funding of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings are secured by the underlying financed equipment.

As of June 30, 2009, we had an aggregate of $0.9 million outstanding on this asset-backed loan line relating to four fundings with interest rates from 10.6% to 9.73% to be repaid in 36 monthly installments. Our right to borrow additional funds under this facility expired in December 2008.

(12) Warranty Costs and Reserves

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), we provide a warranty provision related to the sales of our MassARRAY equipment based on our experience of returns and repairs required under the warranty period.

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of consumables and products revenue in the condensed consolidated statement of operations.

Changes in our warranty liability during the six months ended June 30, 2009, were as follows (in thousands):

Balance as of December 31, 2008	$606
Reductions to liability requirements	(831)
Repairs and replacements	391

Balance as of June 30, 2009	$166

(13) Litigation

In November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the U.S. District Court for the Southern District of New York (now captioned In re Sequenom, Inc. IPO Securities Litigation) Case No. 01-CV-10831. In the complaint, the plaintiffs allege that our underwriters, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same District Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000 (the IPO Cases).

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

In February 2009, liaison counsel for plaintiffs informed the district court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement, ordered that notice of the settlement be published and mailed, and set a final fairness hearing for September 10, 2009. If approved, the settlement would result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund would be fully funded by insurance.

In June 2008, we were named as a defendant in a complaint filed by plaintiffs Beckman Coulter Inc. and Orchid Cellmark Inc. in the U.S. District Court for the Southern District of California. In the complaint, the plaintiffs alleged that we were infringing three patents owned by Orchid Cellmark Inc. and licensed to Beckman Coulter Inc. by making and selling our iPLEX products and teaching our customers how to use the products. The plaintiffs sought a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deemed just and proper. In August 2008, we filed an answer and counterclaims against plaintiffs seeking declaratory judgments that the patents were not infringed and were invalid and/or unenforceable. On June 22, 2009, plaintiffs’ complaint against us was dismissed with prejudice and our counterclaims against plaintiffs were dismissed without prejudice. We were not required to make any payments to plaintiffs nor were we required to take a license to the patents.

In October 2008, we filed a patent infringement suit against Ibis Biosciences, Inc. (IBIS), formerly a subsidiary of Isis Pharmaceuticals, Inc. The complaint was served on the defendant in February 2009. IBIS has been acquired by Abbott Molecular. The lawsuit was filed in the U.S. District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. Defendant has filed an answer and counterclaims against us seeking declaratory judgments that the patents are not infringed and are invalid and unenforceable. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

On April 29, 2009, we announced that the expected launch of our Down syndrome test has been delayed. We are no longer relying on our previously announced research and development test data and results. Our Board of Directors has formed a special committee of independent directors to oversee an independent investigation of the employees’ activity related to the test data and results. The committee has engaged independent counsel to assist the committee in the conduct of the investigation. The investigation is ongoing.

Beginning April 30, 2009, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our executive officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our executive officers and directors violated federal securities laws by making materially false and misleading statements regarding our Down syndrome test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and a hearing on a motion to consolidate the complaints and appoint a lead plaintiff has been set for August 31, 2009. Once the complaints are consolidated and a lead plaintiff is appointed, the court will order the lead plaintiff to file a consolidated complaint. We will vigorously defend against the claims advanced and intend to file a motion to dismiss the consolidated complaint.

On May 12, 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against our directors and certain of our executive officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and have been consolidated before a single court. On July 1, 2009, the first of two shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions have been transferred to a single court. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our executive officers caused or allowed for the dissemination of materially false and misleading statements regarding our Down syndrome test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We have not yet responded to the Derivative Actions, but will vigorously defend against the claims advanced.

On June 29, 2009, we received written notification that the staff of the SEC has initiated an investigation following our April 29, 2009 announcement regarding our Down syndrome test under development. As part of this investigation, the SEC staff is also requiring us to produce information with respect to our announcements relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to cooperate fully with the SEC in this matter.

In July 2009, an attorney who claims to represent certain stockholders who were issued an aggregate of 71,836 shares of our common stock when we acquired the assets of SensiGen in February 2009 sent us a letter claiming that we had breached our representations and warranties made in the asset purchase agreement and alleging that his clients had suffered approximately $1.3 million in damages as a result. No complaint has been filed.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. An adverse ruling or outcome in any lawsuit involving us could materially affect our business, liquidity, consolidated financial position, or results of operation. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling of such matters.

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

We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at June 30, 2009, or December 31, 2008 that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheets at June 30, 2009 and December 31, 2008, and have recognized no interest or penalties in the consolidated statement of operations for the three months ended June 30, 2009, and the year ended December 31, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

SEQUENOM®, SpectroCHIP®, iPLEX®, and MassARRAY® are registered trademarks and EpiTYPER™, SEQureDx™, MassCLEAVE™, iSEQ™ and AttoSense™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” and “Sequenom” refer to Sequenom, Inc. and its wholly owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.

Overview

We are a life sciences company committed to providing products, services, diagnostic testing, applications and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive prenatal diagnostics, oncology, infectious diseases, and other disorders.

Molecular Diagnostics and SEQureDx™ Technology

Molecular Diagnostics

We are committed to researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, oncology, infectious diseases, and other diseases and disorders. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on noninvasive diagnostics currently using our proprietary MassARRAY system; however, we may in the future employ other platforms with our applications as may be more suitable on a case-by-case basis considering optimum test performance and commercialization factors.

Currently, we are primarily focused on developing and commercializing prenatal screening and diagnostic tests using our noninvasive, circulating cell-free fetal (ccff) nucleic acid based assay technology. This technology would use a simple maternal blood draw from the patient’s arm for a prenatal diagnosis or risk assessment in order to provide reliable information about the status of the fetus early in pregnancy. Our planned screening and diagnostic tests in areas of women’s health, oncology, and infectious disease are also noninvasive and are expected to use simple blood draws from patients rather than invasive procedures such as surgery.

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

Prenatal Diagnostics

Noninvasive prenatal diagnostic tests based on our foundational ccff nucleic acid analysis intellectual property are initially being developed on our MassARRAY platform for chromosomal aneuploidies including Trisomy 21 (Down syndrome), Trisomy 18 (Edwards syndrome), and Trisomy 13 (Patau syndrome), Rhesus D genotyping and fetal sex determination. Through our College of American Pathology (CAP) accredited and Clinical Laboratory Improvement Amendments (CLIA) certified laboratory, the Sequenom Center for Molecular Medicine (SCMM), located in Grand Rapids, Michigan, we intend to develop, validate and commercialize laboratory developed tests (LDTs). This is a common approach used for most molecular genetic tests. We have made substantial investments in our information technology infrastructure to enhance the capabilities of our CLIA certified laboratory to track samples and provide electronic ordering and reporting, and have put in place sample collection and transportation logistics that can be readily scaled. We are also actively engaging relationships with third party payors that will support our pricing structure and reimbursement opportunities.

In April 2009, we announced that the expected launch of our Down syndrome test has been delayed. We are no longer relying on our previously announced research and development (R&D) test data and results. We are evaluating both RNA and DNA approaches for a Down syndrome test. We are also sponsoring a number of clinical studies through independent third parties, the results of which will be published in peer-reviewed journals prior to the launch of any Down syndrome test that we develop.

Subject to the completion of a precautionary review of data for all of our tests under development, we still plan to launch through our CAP/CLIA certified laboratory separate noninvasive prenatal screening LDT tests, as well as by the end of the third quarter or early in the fourth quarter of 2009, a carrier screening test for Cystic Fibrosis. Concurrent with our LDT commercialization activities, we plan to conduct the development, validation, and other activities necessary to file submissions with the Food and Drug Administration (FDA) seeking approval for selected diagnostic tests.

Genetic Analysis

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance (in speed, accuracy and cost efficiency) nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our platform is widely accepted as a leading high-performance DNA analysis platform for the fine mapping genotyping market and is gaining traction in newer developing markets, such as epigenomics and clinical microbiology. Our customers include premier clinical research laboratories, bio-agriculture, bio-technology and pharmaceutical companies, academic institutions, various government agencies worldwide. To provide customer support for our expanding user base and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe, Australia and Asia, in addition to regional distribution partners in France, Israel, Russia, Eastern Europe, South Korea, New Zealand, Singapore, Taiwan, Kuwait, Saudi Arabia and Turkey.

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications including single nucleotide polymorphism, (SNP), genotyping detection of mutations, analysis of copy number variants and other structural genome variations. In addition, the system is valuable in providing quantitative gene expression analysis, quantitative methylation marker analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary application software that operates on the MassARRAY platform and through the purchase of consumable chips and reagent kits. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping solution for fine mapping projects enabled through our iPLEX multiplexing assay reagents and chips which permits multiplexed SNP analysis using approximately the same amount of reagents and chip surface area as is used for a single sample analysis.

Our research and development efforts in genetic analysis are committed to producing new and improved components and applications for the MassARRAY system that deliver greater system versatility and excellent data quality at a competitive price per data point. These research and development activities and new applications also facilitate and support our diagnostics initiatives.

During the first half of 2009, we experienced reduced demand for our MassARRAY systems and we are uncertain whether demand for our products and services will further deteriorate in future periods. As a result in part of this weaker demand, in

April 2009, we formally approved and implemented a cost cutting initiative in our genetic analysis business which is expected to result in an approximately $8.0 million decrease in costs in 2009 and an annualized reduction in costs of approximately $10.0 million. This initiative included a decrease in the genetic analysis workforce of approximately 30 employees that resulted in a charge of approximately $1.0 million recorded in the second quarter of 2009 in connection with one-time termination benefits, office closures and other related costs.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Goodwill and impairment evaluations of long-lived assets

•	Allowance for doubtful accounts

•	Reserves for obsolete and slow-moving inventory

•	Warranty costs

•	Income taxes

•	Share-based compensation

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

During the first six months of 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Revenues

Total revenues for the three months ended June 30, 2009 decreased to $9.2 million from $12.8 million for the same period in 2008 and was comprised of product related sales and contract research services. Total revenues for the six months ended June 30, 2009 decreased to $17.9 million from $23.4 million for the same period in 2008. Product related revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

Consumables revenue for the three and six months ended June 30, 2009 increased to $5.2 million and $9.9 million, respectively, compared to $4.9 million and $9.6 million, respectively, for the same periods in 2008 due to increased consumables orders as our customers in the biomedical research market increased expenditures related to studies for general research purposes.

MassARRAY and product related revenues for the three and six months ended June 30, 2009 were $3.3 million and $6.4 million, respectively, as compared to $6.6 million and $11.2 million for the same periods in 2008. The decrease of $3.3 million and $4.8 million for the three and six months ended June 30, 2009 as compared to the same period in 2008 was due to a reduction in MassARRAY system hardware sales of $3.4 million and $4.8 million, respectively, due to fewer system placements in the three and six months ended June 30, 2009. The decrease in system hardware sales was attributable to the academic, pharmaceutical, and clinical research institutions slowing capital expenditure requirements associated with the current economic environment. Revenue from product related sales, including MassARRAY system maintenance contracts, for the three and six months ended June 30, 2009 were $0.8 million and $1.5 million, respectively, compared to $0.7 million and $1.5 million, respectively, for the same periods in 2008.

We recorded services revenue of $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2009, as compared to $1.2 million and $2.5 million for the same periods in 2008. The decreases of $0.5 million and $1.0 million are attributable to our cost cutting initiative that commenced in April 2009. Service revenue is expected to continue to decline over the remainder of 2009.

Research and other revenues, which consists of license and research grant payments, were approximately $0 and $3,000, respectively, for the three and six months ended June 30, 2009 compared to $75,000 and $120,000, respectively, for the three and six months ended June 30, 2008. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect license and grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the future adoption rates of our diagnostic assays once they are available for sale. Additionally, in connection with our cost cutting initiative that commenced in April 2009, we expect services revenue to fluctuate as we move from smaller, low volume agricultural research projects to larger pharmaceutical and oncology panels.

Cost of product and service revenues and gross margin

Cost of consumables and products revenues for the three and six months ended June 30, 2009 and 2008 were $2.4 million and $4.8 million, respectively, compared to $4.3 million and $7.8 million, respectively, for the same periods in 2008. Gross margins on consumables and product related sales for the three and six months ended June 30, 2009 were 71% and 70%, respectively, compared to 63% and 62%, respectively, for the same periods in 2008. Gross margins increased primarily due to fewer system placements, which historically sell at lower gross margins, during the three and six months ended June 30, 2009, as compared to same period in 2008, offset by slightly higher consumable sales, which historically sell at higher average gross margins, to the comparable period in 2008.

Cost of services revenue for the three and six months ended June 30, 2009 were $0.7 million and $1.7 million, respectively, compared to $1.2 million and $2.3 million, respectively, for the same periods in 2008. Gross margins were negative for the three and six months ended June 30, 2009 due to the completion of remaining unfavorable, low volume contracts. Gross margins on contract research services have been dependent on particular contract terms of the work undertaken in each quarter.

Our overall gross margin for the three and six months ended June 30, 2009 was 66% and 63%, respectively, compared to 57% for the same periods in 2008. When compared to the prior periods, the increase in overall gross margin was attributable to lower system and contract research revenues, which are sold at a lower margin than consumables. The increase in consumables revenue during the second quarter of 2009 as compared to the second quarter of 2008 and the mix of product related sales both contributed to the improved margin.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies. Once we have diagnostic tests available for sale, our gross margin will also be affected by the adoption rates of our tests we commercialize, the payor contracts for laboratory developed or diagnostic tests and the volume of tests sold. Additionally, in connection with our cost cutting initiative commenced in April 2009, we expect services margins to fluctuate as we move from smaller, low volume agricultural research projects, which have historically had lower gross margins on a project by project basis, to larger pharmaceutical and oncology panels, which generally have higher gross margins.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2009, increased to $10.2 million and $19.0 million, respectively, as compared to $6.4 million and $11.3 million, respectively, for the same periods in 2008. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in research and development expenses of $3.8 million for the three months ended June 30, 2009, as compared to the same period in 2008 primarily relates to increased headcount and related costs of $0.3 million, $0.9 million of costs related to our CLIA certified laboratory acquired in the fourth quarter of 2008, $0.7 million related to clinical trial costs associated with our prenatal diagnostic, molecular diagnostics and genetic analysis programs, $0.6 million for higher share-based compensation charges, increased operating supplies of $0.4 million primarily associated with our noninvasive prenatal diagnostic research and development, $0.3 million of increased research and development collaborations, $0.1 million of increased depreciation primarily associated with the acquisition of our CLIA certified laboratory in the fourth quarter of 2008 and $0.8 million in higher allocated overhead charges for facilities, information technology (IT) and other expenses due to higher headcount from that in the second quarter of 2008 offset by decrease of $0.3 million in consulting costs due to an increase in headcount to support various research and development projects.

The increase in research and development expenses of $7.7 million for the six months ended June 30, 2009 compared to the same period in 2008 primarily relates to headcount and related costs of $1.2 million, $1.6 million of costs related to our CLIA certified laboratory acquired in the fourth quarter of 2008, $1.5 million related to clinical trial costs associated with our prenatal diagnostic, molecular diagnostics and genetic analysis programs, $1.2 million for higher share-based compensation charges, increased operating supplies of $0.6 million primarily associated with our noninvasive prenatal diagnostic research and development, $0.5 million of increased research and development collaborations, $0.2 million of increased depreciation primarily associated with the acquisition of our CLIA certified laboratory in the fourth quarter of 2008 and $1.0 million in higher allocated overhead charges primarily due to the full allocation of our IT department across all functional areas. These increases were offset by decreased consultant expenses of $0.2 million due to an increase in headcount to support various research and development projects.

We expect our research and development expenses to increase in 2009 compared to 2008, as we increase our investment in the development of noninvasive prenatal nucleic acid based tests and as we continue to invest in new products and applications for our MassARRAY platform.

Selling and marketing expenses

Selling and marketing expenses for the three and six months ended June 30, 2009 increased to $6.9 million and $14.3 million, respectively, as compared to $6.3 million and $12.1 million, respectively, for the same periods in 2008. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in selling and marketing expenses of $0.6 million for the three months ended June 30, 2009 compared to the same period in 2008 primarily was related to increased headcount and related costs of $0.6 million associated with building our contract sales force infrastructure for our noninvasive diagnostics business and $0.6 million for higher share-based compensation charges, offset by a decrease of $0.2 million in reduced advertising and public relations expenses for sales and marketing projects associated with our noninvasive prenatal technology, a decrease of $0.3 million from adjustments to our bad debt reserve related to the collection of previously reserved receivables and $0.2 million decrease in our foreign subsidiaries sales and marketing expenses.

The increase in selling and marketing expenses of $2.2 million for the six months ended June 30, 2009 compared to the same period in 2008 primarily was related to increased headcount, travel and related costs of $1.6 million associated with building our contract sales force infrastructure for our noninvasive diagnostics business and $1.1 million for higher share-based compensation charges. These increases were offset by a decrease of $0.2 million in reduced advertising and public relations expenses for sales and marketing projects associated with our noninvasive prenatal technology and a decrease of $0.4 million from adjustments to our bad debt reserve related to the collection of previously reserved receivables.

We expect our sales and marketing headcount and associated expenses to increase in 2009 compared to 2008 as we strengthen our sales force and continue building our commercial development team for our molecular diagnostic tests.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2009 increased to $8.2 million and $15.1 million, respectively, as compared to $4.3 million and $7.6 million, respectively, for the same periods in 2008. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The increase in general and administrative expenses of $3.9 million for the three months ended June 30, 2009 from the same period in 2008 was primarily due to $3.2 million of increased legal fees associated with new and ongoing litigation, as well as investigative expenses, $0.1 million for increased headcount and related expenses, $0.2 million of increased insurance expense and other corporation expense, $0.5 million of higher rent and communications expenses associated with our San Diego facilities and $0.5 million in higher share-based compensation charges, offset by increased allocation of IT department expenses to other functional departments of $0.5 million and a decrease of $0.2 million in acquisition related expenses.

The increase in general and administrative expenses of $7.5 million for the six months ended June 30, 2009 from the same period in 2008 was primarily due to $5.2 million for increased legal fees related to new and ongoing litigation, as well as investigative expenses, $1.0 million in higher share-based compensation charges, $0.7 million for increased headcount and related expenses, $0.7 million for higher rent and communications expenses associated with our San Diego facilities maintenance and communications expenses, $0.2 million in increased consulting, audit and tax related expenses, $0.3 million increase in public relations and advertising costs, $0.2 million of higher insurance and other corporation expense and $0.2 million for higher depreciation expense, and offset by an increase in the allocation of IT department expenses to other functional departments of $0.9 million.

We expect general and administrative costs to increase in 2009 compared to 2008, as we build our infrastructure to support our anticipated growth, as well as continued increases in legal costs due to ongoing litigation and investigative expenses.

Restructuring expense

Restructuring expense for the three and six months ended June 30, 2009 was $1.0 million, as compared to none in the same periods in 2008. The increase in restructuring expense was due to our April 2009 reduction in our genetic analysis workforce, two office closures and other related costs.

Interest income, net

Interest income, net, was $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively, as compared to $0.2 million and $0.6 million for the same periods in 2008. A reduction of our cash, cash equivalents and marketable securities balances in the current periods, in conjunction with changes in our investment policy and the overall reduction in the rates of return in our investment portfolio are attributable to the decreases of $0.1 million and $0.3 million, respectively, to the comparable periods in 2008.

Loss on marketable securities

Loss on marketable securities was $38,000 for the three and six months ended June 30, 2009, as compared to $0.2 million and $1.1 million, respectively, for the comparable periods in 2008. The recognized loss in the three and six months ended June 30, 2009, was due to an other-than-temporary impairment of one of our investments in auction rate securities (ARS), as compared to the prior comparable periods, which was due to an other-than-temporary impairment on two of our investments in ARS. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary in our remaining auction rate security investments, we would be required to adjust the carrying value of the investment through additional impairment charges.

Other income (expense), net

Other income (expense), net, was $63,000 and $178,000 for the three and six months ended June 30, 2009, respectively, as compared to other (expense) income, net, of $(19,000) and $(102,000) for the comparable periods in 2008. The increase in other income (expense), net, for the three and six months ended June 30, 2009 was due to favorable realized foreign currency translations and miscellaneous other income items, offsetting interest expense associated with our loans.

Liquidity and Capital Resources

As of June 30, 2009, cash, cash equivalents and current marketable securities totaled $63.6 million, compared to $98.3 million at December 31, 2008. Our cash equivalents and current marketable securities are held in U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA. As of June 30, 2009, we have $5.7 million of ARS, which reflects a $3.7 million adjustment to the principal value of $9.4 million. Additional discussion with respect to the risks and uncertainties associated with our ARS is included in the “Risk Factors” in Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this report and in the notes to our condensed consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $564.0 million as of June 30, 2009. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2009, we had working capital of $65.8 million.

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

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the six months ended June 30, 2009, was $27.4 million, as compared to $15.6 million for the same period in 2008. The use of cash was primarily a result of the net loss of $37.7 million for the six months ended June 30, 2009, adjusted for non-cash items of depreciation and amortization of $2.6 million, share-based compensation of $6.2 million, non-cash compensation charges related to vesting of restricted stock of $0.3 million, offset by a non-cash change in deferred rent of $0.3 million and the recovery of bad debt expense of $0.2 million. The changes in our operating assets and liabilities primarily consisted of an increase in other current assets and prepaid expenses of $1.0 million and an increase in deferred revenue of $0.3 million at June 30, 2009 compared to December 31, 2008. These changes were offset by decreases in accounts receivable of $2.8 million, accounts payable and accrued expenses of $0.6 million and inventory of $0.2 million at June 30, 2009 compared to December 31, 2008. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Investing activities, other than the changes in the purchase of marketable securities of $0.1 million, consisted of purchases for capital equipment for $5.3 million and cash paid in connection with our acquisition of SensiGen, LLC of $1.9 million during the six months ended June 30, 2009.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2009, as compared to net cash provided by financing activities of $1.2 million for the same period in 2008. Financing activities during the six months ended June 30, 2009, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.8 million and receipt of $0.4 million from a capital lease. Our cash used consisted of repayments on our asset-backed loan of $0.3 million and repayments on our long-term debt of $0.6 million for the six months ended June 30, 2009.

Although we believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements through 2010, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our and our distributors’ success in selling our MassARRAY products and services and LDT services through SCMM;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses including the expenses associated with the ongoing investigations and litigation;

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

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	our ability to liquidate any ARS holdings;

•	expenses related to, and the results of the independent investigation, litigation or any other legal proceedings;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

General market conditions, the market price of our common stock, uncertainty about our Down syndrome and other diagnostic tests or other factors may not support capital raising transactions. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or to cease as a going concern. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted.

At June 30, 2009, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of the Newton, Massachusetts building lease agreement in December 2010.

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

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and originally classified these securities as “available-for-sale.” Consistent with our investment policy guidelines in effect when originally purchased, the auction rate security (ARS) investments held by us all had AAA/AA credit ratings at the time of purchase. At June 30, 2009, $9.4 million of principal was invested in ARS. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a Dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages. With the liquidity issues experienced in global credit and capital markets, the ARS held at June 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

Due to changes in the underlying assumptions utilized in our discounted cash flow analyses and that our holdings of ARS are not required for operational purposes through 2010, we have classified all ARS investments of $5.7 million as noncurrent assets on the condensed consolidated balance sheet at June 30, 2009. Although the ARS continue to pay interest according to their stated terms, based on changes in assumptions and input from our valuation models and an analysis of other-than-temporary impairment factors, a recognized loss for other-than-temporary impairment losses of $2.6 million and $1.1 million were charged to operations during the years ended December 31, 2008 and 2007, respectively. These recognized losses did not have a material impact on our liquidity or financial flexibility. For the three and six months ended June 30, 2009, $38,000 of other-than temporary impairment losses were charged to operations. Any future fluctuation in fair value related to our ARS investments would be recorded as a charge to operations as appropriate.

Since there is a lack of observable market quotes on our investment portfolio of marketable securities in ARS, we utilize valuation models including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. In the event we need to access the ARS investments that are in an illiquid state, we will not be able to do so without the possible loss of principal until a future auction for these investments is successful or they are redeemed by the issuer or they mature. The market value of these securities may decline.

Foreign currency rate fluctuations

We have foreign subsidiaries whose functional currencies are the Great British Pound, Japanese Yen, and the Euro (EUR). The subsidiaries’ accounts are translated from the relevant functional currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency (AUD). Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the U.S. dollar.

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

Functional currency of operations	As of June 30, 2009 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$0.5	$0.2

A movement of 10% in the U.S. dollar to AUD exchange rate would create an unrealized gain or loss of approximately $47,000. A movement of 10% in the U.S. dollar to EUR exchange rate would create an unrealized gain or loss of approximately $18,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended June 30, 2009. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission (SEC) in the manner and within the time periods specified in the SEC’s rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We also maintain internal controls and procedures that are designed to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with accounting principles generally accepted in the United States.

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934, as amended (the Exchange Act) and the rules and regulations of the SEC. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer as of June 30, 2009. Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

On April 29, 2009, we announced that the expected launch of our Down syndrome test has been delayed. We are no longer relying on our previously announced research and development test data and results. As a result of this discovery, our board of directors formed a special committee of independent directors to oversee an independent investigation of the employees’ activity related to the test data and results. The committee has engaged independent counsel to assist the committee in the conduct of the investigation. The investigation is ongoing. Until this independent investigation is complete, we cannot be certain whether we will make future modifications to our disclosure controls and procedures.

Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of June 30, 2009, to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In November 2001, we and certain of our current or former officers and directors were named as defendants in a class action shareholder complaint filed by Collegeware USA in the U.S. District Court for the Southern District of New York (now captioned In re Sequenom, Inc. IPO Securities Litigation) Case No. 01-CV-10831. In the complaint, the plaintiffs allege that our underwriters, certain of our officers and directors and we violated the federal securities laws because our registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by and the stock allocation practices of the underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same District Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s and 2000 (the IPO Cases).

In October 2002, our officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. In February 2003, the District Court dismissed the claim against us brought under Section 10(b) of the Exchange Act, without giving the plaintiffs leave to amend the complaint with respect to that claim. The District Court declined to dismiss the claim against us brought under Section 11 of the Securities Act of 1933, as amended (the Securities Act).

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

In February 2009, liaison counsel for plaintiffs informed the district court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. On April 2, 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. On June 11, 2009, the Court granted preliminary approval of the tentative settlement, ordered that notice of the settlement be published and mailed, and set a final fairness hearing for September 10, 2009. If approved, the settlement would result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund would be fully funded by insurance.

In June 2008, we were named as a defendant in a complaint filed by plaintiffs Beckman Coulter Inc. and Orchid Cellmark Inc. in the U.S. District Court for the Southern District of California. In the complaint, the plaintiffs alleged that we were infringing three patents owned by Orchid Cellmark Inc. and licensed to Beckman Coulter Inc. by making and selling our iPLEX products and teaching our customers how to use the products. The plaintiffs sought a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deemed just and proper. In August 2008, we filed an answer and counterclaims against plaintiffs seeking declaratory judgments that the patents were not infringed and were invalid and/or unenforceable. On June 22, 2009, plaintiffs’ complaint against us was dismissed with prejudice and our counterclaims against plaintiffs were dismissed without prejudice. We were not required to make any payments to plaintiffs nor were we required to take a license to the patents.

In October 2008, we filed a patent infringement suit against Ibis Biosciences, Inc. (IBIS), formerly a subsidiary of Isis Pharmaceuticals, Inc. The complaint was served on the defendant in February 2009. IBIS has been acquired by Abbott Molecular. The lawsuit was filed in the U.S. District Court for the District of Delaware. The lawsuit alleges that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. Defendant has filed an answer and counterclaims against us seeking declaratory judgments that the patents are not infringed and are invalid and/or unenforceable. We are seeking a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.

On April 29, 2009, we announced that the expected launch of our Down syndrome test has been delayed. We are no longer relying on our previously announced research and development test data and results. Our Board of Directors has formed a special committee of independent directors to oversee an independent investigation of the employees’ activity related to the test data and results. The committee has engaged independent counsel to assist the committee in the conduct of the investigation. The investigation is ongoing.

Beginning April 30, 2009, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our executive officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our executive officers and directors violated federal securities laws by making materially false and misleading statements regarding our Down syndrome test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and a hearing on a motion to consolidate the complaints and appoint a lead plaintiff has been set for August 31, 2009. Once the complaints are consolidated and a lead plaintiff is appointed, the court will order the lead plaintiff to file a consolidated complaint. We will vigorously defend against the claims advanced and intend to file a motion to dismiss the consolidated complaint.

On May 12, 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against our directors and certain of our executive officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and have been consolidated before a single court. On July 1, 2009, the first of two shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions have been transferred to a single court. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our executive officers caused or allowed for the dissemination of materially false and misleading statements regarding our Down syndrome test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We have not yet responded to the Derivative Actions, but will vigorously defend against the claims advanced.

On June 29, 2009, we received written notification that the staff of the SEC has initiated an investigation following our April 29, 2009 announcement regarding our Down syndrome test under development. As part of this investigation, the SEC staff is also requiring us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to cooperate fully with the SEC in this matter.

In July 2009, an attorney who claims to represent certain stockholders who were issued an aggregate of 71,836 shares of our common stock when we acquired the assets of SensiGen in February 2009 sent us a letter claiming that we had breached our representations and warranties made in the asset purchase agreement and alleging that his clients had suffered approximately $1.3 million in damages as a result. No complaint has been filed.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. An adverse ruling or outcome in any lawsuit involving us could materially affect our business, liquidity, consolidated financial position, or results of operations ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling of such matters.

Item 1A.	Risk Factors

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2008. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

*Uncertainty regarding Down syndrome test could materially adversely affect our business, financial condition and results of operations.

We have announced that we have delayed the expected launch of our Down syndrome test and that we are no longer relying on the previously announced research and development test data and results. We have also received written notification that the SEC has initiated an investigation following this announcement. Our board of directors has appointed a special committee of independent directors to oversee an independent investigation of the employees’ activities related to the test data and results. In connection with these events and the ongoing investigations, we will incur additional expenses that we had not previously planned to incur, and we may face significant liabilities as a result of these events and investigations. These events and the investigations may affect us in a number of additional ways, such as diverting management’s attention from our business and hindering our ability to recruit and retain qualified personnel. The expenses of the investigations, any additional liabilities that we incur and any additional effects of the events and investigations each may have a material adverse effect on our business, operating results or financial condition. We can give no assurance regarding the ultimate findings of the investigations or any remedial, enforcement or other actions that may be taken in response to such findings.

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

*We and certain of our executive officers and directors have been named as defendants in recently initiated securities class actions that could result in substantial costs and divert management’s attention.

We are aware of lawsuits in which we, and certain of our executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding our Down syndrome test under development. We intend to engage in a vigorous defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, operating results or financial condition if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

* We are the subject of an investigation by the SEC that could adversely affect our reputation, business prospects, operating results, or financial condition.

On June 29, 2009, we received written notification that the staff of the SEC has initiated an investigation relating to our April 29, 2009 announcement regarding our Down syndrome test under development. As part of this investigation, the SEC staff is also requiring us to produce information with respect to our announcements relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to continue to cooperate fully with the SEC on its investigation. We cannot predict the duration, scope or outcome of the investigation. If the SEC investigation continues for a prolonged period of time, it may have an adverse impact on our reputation, business prospects, operating results or financial condition regardless of the ultimate outcome of the investigation. In the event that the investigation leads to SEC action against us, any current or former officer or director, our reputation, business prospects, operating results or financial condition may be adversely impacted. The SEC investigation may result in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and this may continue or increase until the investigation is concluded.

*We have limited experience.

Many of our technologies, particularly our noninvasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to develop and commercialize new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY platform and potentially other platforms and we have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience, in developing new products and applications, we may not effectively execute on or focus our research and development efforts, properly model new opportunities to ensure appropriate resource allocation, create products that are appropriately developed to meet customer needs, perform adequate and timely validation testing of such products and applications, ensure appropriate communication between different departments responsible for commercialization activities, implement effective product launch or sales strategies, effectively design and manufacture products that achieve commercial success, or take other actions that ultimately lead to commercial success of any new products or applications that we develop. We may face setbacks in the development and commercialization of our noninvasive prenatal and other molecular diagnostic tests and technologies. As announced on April 29, 2009, we are no longer relying on certain prior studies and will need to perform additional validation studies of our Down syndrome test prior to commercialization. We need to make significant investments to ensure our genetic analysis products and applications and our diagnostics tests perform properly and are cost-effective, and we or our partners will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted or satisfy customers in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

*We may not be able to generate any revenue from noninvasive prenatal diagnostic tests or any other tests we may develop.

Our business is substantially dependant on our ability to develop and launch our research-use-only and diagnostic tests. We have committed significant research and development resources to the development of research-use-only and diagnostic tests, particularly noninvasive prenatal tests, for use on our MassARRAY system and other platforms. Although our licensed partner launched the first research-use-only test, a test for Rhesus D using a reverse transcription polymerase chain reaction (RT-PCR) platform in early 2008, there is no guarantee that our partner or we will successfully generate significant revenues from this or any other tests for any use. We plan to launch through our CLIA certified laboratory a noninvasive prenatal screening LDT test for Rhesus D, a noninvasive prenatal screening LDT test for gender-linked disorders (our Fetalxy screen) and a carrier screening test for Cystic Fibrosis, and a noninvasive prenatal screening LDT test for trisomies (Trisomy 21 and potentially Trisomies 18 and 13) and to launch additional tests in the future. However, there is no guarantee that we will be able to successfully launch these or other diagnostic tests on anticipated timelines or at all. We have no experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal research-use-only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop noninvasive prenatal research-use-only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including the following:

•	the outcome of the independent investigation and the SEC investigation;

•	the availability of adequate study samples for validation studies for any diagnostic tests we develop;

•

reliance on our Sequenom Center for Molecular Medicine, or SCMM, and third-party CLIA certified laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on SCMM and third parties to manufacture any noninvasive prenatal research-use-only or diagnostic or other tests that we may develop;

•

our ability to establish and maintain adequate infrastructure to support the commercial launch and sale of our diagnostic tests through SCMM or a third-party CLIA certified laboratory, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	the success of the validation studies for our diagnostic tests under development and our ability to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of research-use-only or diagnostic or other tests, including noninvasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness or clinical utility of noninvasive prenatal or other tests;

•

changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of our sales and marketing efforts and ability to drive adoption of our diagnostic tests;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician and customer adoption of any diagnostic tests we develop;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support;

•	our ability to promote and protect our SEQureDx brand and technology; and

•	intellectual property rights held by others or others infringing our intellectual property rights.

*We will need additional capital to support our growth, which will result in additional dilution to our stockholders.

Our business will require additional investment that we have not yet secured. As of June 30, 2009, we had available cash and cash equivalents and marketable securities of approximately $63.6 million.

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

•

the extent and success of our research and development pursuits, including our level of investment in MassARRAY product research and development, and diagnostic assay and other technology research and development;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•

the level of our legal expenses, including those expenses associated with the independent investigation and SEC investigation, intellectual property protection, securities class actions and those expenses and any damages payments associated with litigation;

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

General market conditions, the market price of our common stock, uncertainty about our Down syndrome and other diagnostic tests, the uncertainty regarding the results of the independent investigation and SEC investigation or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining shareholder approval. There can be no assurance that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted.

*Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•

our and our distributors’ success in marketing and selling, and changes in the demand for, our products and services including our MassARRAY Compact platform and iPLEX multiplex genotyping application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

•	our success in selling genetic analysis contract research services;

•	our success in depleting or reducing current product inventories in view of new or upcoming product introductions;

•	the pricing of our products and services and those of our competitors;

•	our success in collecting payments from customers;

•

our success in responding to customer complaints effectively and managing relationships with our customers, variations in the timing of payments from customers and collaborative partners and the recognition of these payments as revenues;

•	the timing and cost of any new product or service offerings by us;

•

our ability to identify and develop in a cost-efficient manner new applications and products, such as noninvasive prenatal or other diagnostic assays and other diagnostic technologies, the success of such applications and products, and our ability to improve current products to increase demand for such products;

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

•	our ability to clinically validate any potential noninvasive prenatal or other diagnostic related products and obtain regulatory approval of any potential diagnostic products; and

•	expenses related to, and the results of the independent investigation and SEC investigation, litigation or any other legal proceedings.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year, the number, timing, and types of software licensed or sold, and the quantity and timing of consumables sales for the installed base of systems and the number, timing and type of contract research services agreements that we enter into. Changes in the relative mix of our MassARRAY system and consumables sales and service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our revenues and operating results are also difficult to predict because they depend upon the activities of our distributors. We experienced reduced demand for our MassARRAY systems during the first half of 2009 as a result of the current economic environment and are uncertain whether demand for our products and services will further deteriorate in future periods as a result of the weak economy or other factors. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers, with respect to enabling or performing, or with respect to the independent or SEC investigations, litigation matters or developments or events in our prenatal diagnostic and other programs.

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

•

changes in the regulatory environment affecting health care and health care providers, and, for example, recent draft FDA guidance which, if effected, may impose additional restrictions on CLIA certified laboratories performing laboratory diagnostic tests;

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 57% and 56% of our total revenues for the three and six months ended June 30, 2009, respectively, as compared to 38% and 41% of our total revenues for the three and six months ended June 30, 2008, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using iPLEX applications;

•	the availability and adoption of new technologies and applications provided by our competitors;

•	failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers;

•	any negative publicity with respect to ongoing litigation matters, the independent or SEC investigations or developments or events in our prenatal diagnostic and other programs;

•	the ability to maintain necessary quality standards and specifications for our SpectroCHIP products; and

•	our inability to transition to new suppliers for components for our MassARRAY system and our ability to maintain such relationships.

*We only recently acquired our CLIA certified laboratory and have limited experience operating a diagnostic laboratory. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate our CLIA certified laboratory and obtain and maintain required regulatory approvals.

We plan to validate LDT assays and commercialize them through SCMM, our CLIA certified laboratory located in Grand Rapids, Michigan. We only recently acquired SCMM in 2008 and as a result have little experience operating a CLIA certified laboratory. Because there is substantial distance between SCMM and us, we may have logistical and operational challenges in effectively managing and operating SCMM. If we are unable to successfully transfer our diagnostic technology and tests to SCMM for validation or if SCMM is unable to successfully validate any LDT or other tests that we intend to commercialize through SCMM, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in SCMM’s infrastructure, it is possible that we may not have adequate infrastructure in place for the commercial launch and sale of any diagnostic tests that we develop through SCMM. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate SCMM and obtain and maintain required regulatory approvals.

SCMM as a clinical laboratory is subject to CLIA, which is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. SCMM is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each require that you obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain or maintain licenses from these states or there is delay in obtaining such licenses, we will not be able to process any samples from patients located in those states until we have obtained the requisite licenses. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

*We may not successfully obtain regulatory approval of any noninvasive prenatal or other diagnostic product or other product which we or our licensing or collaborative partners develop and we may not be able to successfully partner with CLIA certified laboratories with respect to diagnostic products.

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

We initially plan to validate assays and commercialize them in the form of laboratory developed tests (LDTs) through SCMM or a third-party CLIA certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of the safe and effective use of LDTs, the FDA and the U.S. Department of Health and Human Services have been reviewing their approach to regulation in the area of genetic testing and LDTs, and the laws and regulations may undergo change in the near future. Although we have no current plans to utilize in our LDT strategy analyte specific reagents (ASRs) or In Vitro Diagnostic Multivariate Index Assays (IVDMIAs), which have been the focus of recent reforms and enforcement actions by the FDA, we cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. Concurrently with our LDT commercialization activities, we plan to conduct the development, validation, and other activities necessary to file submissions with the FDA seeking approval for selected diagnostic tests. If we are unable to successfully launch any diagnostic tests as LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

*The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current diagnostic product candidates may not have favorable results in later studies or trials.

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials that will be required to obtain either PMA or 510(k) clearance from the FDA prior to marketing any of our product candidates. Our product candidates, including any diagnostic or other tests we develop, may fail to demonstrate positive results in clinical trials despite having progressed through earlier-stage studies or trials. The limited results that we have obtained for our prenatal diagnostic tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time, particularly in light of the uncertainty relating to our Down syndrome test results. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a product development program. Preclinical and clinical results or other study results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization.

*Because we exclusively licensed our noninvasive prenatal diagnostic and gender determination testing rights from ISIS any dispute with ISIS may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights.

In October 2005, we entered into an exclusive license to noninvasive prenatal diagnostic rights (United States Patent No. 6,258,540 and foreign equivalents) with Isis Innovation Ltd (ISIS) which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for noninvasive prenatal gender determination testing for social and lifestyle purposes. We intend to use the rights that we acquired under the license to develop noninvasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and ISIS regarding our rights under the license agreement, or we do not achieve certain commercial launch milestones, in a timely manner, or ISIS does not agree to extend commercial launch milestones, particularly for aneuploidy products or tests in view of our delayed launch for Down syndrome, our ability to exclusively commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these diagnostic tests.

*We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, diagnostic assays including noninvasive prenatal diagnostic products, or other products using our products, services, or discoveries.

Development of diagnostic or other products by us, our licensees, or our collaborators including assays, are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

•	be found to be ineffective, unreliable, or otherwise inadequate or otherwise fail to receive regulatory approval;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market or otherwise not be effectively marketed;

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

If a licensee discovers or develops diagnostic products or we or a collaborator discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator (hereafter referred to as “partner”) for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated and we may also lose exclusive (as in the case of our license agreement with ISIS, under which we in-license our fundamental noninvasive prenatal diagnostic technology) or non-exclusive license rights to intellectual property that are required to commercialize such products. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.

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

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any future lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products from which we derive a substantial portion of our revenues, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of our products from the market or we could be required to redesign our products, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and and/or product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business and may harm our reputation.

Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. For example, we filed a patent infringement lawsuit against defendant IBIS, which has been acquired by Abbott Molecular, in the United States District Court for the District of Delaware. We believe that the sale and offer for sale of IBIS products and technology infringes three of our patents related to nucleic acid analysis by mass spectrometry. We are seeking a permanent injunction enjoining defendant from further infringement and monetary damages. Defendant has challenged the validity and enforceability of our patents as part of the lawsuit. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own. Such adverse decisions may negatively impact our revenues.

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

*We may not be able to successfully adapt our products for commercial applications.

A number of potential applications of our MassARRAY technology, including research-use-only and diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization of such products and applications. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our products or applications, such as gene expression analysis, epigenetic analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Achieving market acceptance will depend on many factors, including demonstrating to customers that our technology and products are cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological and other challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

*We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.

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

*We may not successfully integrate acquired businesses and may not successfully complete the acquisition of businesses or technologies that we desire to acquire.

We may acquire additional businesses or technologies, or enter into other strategic transactions. For example, in November 2008, we completed the acquisition of the Center for Molecular Medicine, LLC, a CLIA certified laboratory facility and in February 2009 we completed the acquisition of substantially all of the assets of SensiGen, LLC.

Managing these and future acquisitions entails numerous operational and financial risks, including:

•	the inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the inability to sublease on financially acceptable terms excess leased space or terminate lease obligations of acquired businesses that are not necessary or useful for the operation of our business;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities or disputes with the former stakeholders or management or employees of acquired businesses;

•	higher than expected acquisition and integration expenses that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition results in significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly;

•	disputes over rights to acquired technologies or with licensors or licensees of those technologies; and

•	integrating or completing the development and application of any acquired technologies, which would disrupt our business and divert management’s time and attention.

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

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies or products obsolete. Our recent announcement of the delay in the expected launch of our Down syndrome test may adversely affect our competitive position and the market acceptance of any tests that we may commercialize.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. In particular, if we lose any key member of our management team, we may not be able to find suitable replacements and our business may be harmed as a result. We recently reduced headcount in our genetic analysis business and we also recently announced a delay in the expected launch of our Down syndrome test that we are no longer relying on the previously announced research and development test data and results. We, and certain of our executive officers and directors, have been named as defendants in several complaints filed in the U.S. District Court for the Southern District of California alleging violations of securities laws, and the SEC has initiated an investigation following our announcement regarding our Down syndrome test. These events may result in the termination or resignation of key employees, or adversely affect our ability to retain key employees. If we lose key employees or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

*If we do not effectively manage our business as it evolves, it could affect our ability to pursue opportunities and expand our business.

Evolution in our business has placed and may continue to place a significant strain on our personnel, facilities, management systems, information technology infrastructure, internal controls and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products as well as the significant restructuring changes and other significant events that we have experienced, our ability to pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.

*We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 50% and 54% of our sales were made outside of the United States during the three and six months ended June 30, 2009, respectively, compared to 42% and 48% for the three and six months ended June 30, 2008, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

As of June 30, 2009, our marketable securities classified as noncurrent consist of $9.4 million of ARS issued primarily by municipalities and insurance companies that have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset, which have been reduced by impairment charges of approximately $3.7 million reflecting the change in market value.

The recent negative conditions in the global credit markets and the financial services industry have prevented some investors from liquidating their holdings, including their holdings of ARS. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. Although the ARS have continued to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, recognized losses of approximately $2.6 million and $1.1 million were recorded for the years ended December 31, 2008 and 2007, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. For the three and six months ended June 30, 2009, $38,000 of other-than temporary impairment losses were charged to operations. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to further adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings. There is no guarantee that we will be able to liquidate our remaining ARS or might have to incur further recognized losses. It is possible that our ARS investments may be subject to credit rating downgrades, which could also affect the value of the securities and any ability we may have to liquidate these securities in the future.

*The uncertainty of the current economic and political conditions could harm our revenues and operating results.

Current domestic and global economic conditions are uncertain and have continued to be volatile and deteriorate over the past year. The recent turmoil in the economic environment in many parts of the world may continue to put pressure on global economic conditions. Our revenues and operating results may be affected by uncertain or changing economic and market conditions, including the recent crisis in the credit markets and financial services industry and general conditions in the global capital markets. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

•	the status of litigation against us and certain of our executive officers and directors, or that we are pursuing against others;

•	the status and findings of the ongoing independent investigation being overseen by a special committee of independent directors;

•	the status duration, scope and outcome of the SEC investigation that has been initiated following our April 2009 announcement regarding our Down syndrome test;

•	securities analysts’ earnings projections or securities analysts’ recommendations; and

•	general market conditions, including the recent crisis in global financial markets.

The stock market in general, and The NASDAQ Global Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. Following the announcement that we have delayed the expected launch of our Down syndrome test our stock price closed at $3.62 on April 30, 2009. We have subsequently been named as defendants in various lawsuits alleging violations of federal securities laws related to alleged false and misleading statements regarding our Down syndrome test under development. Such litigation could result in substantial expenses and other liabilities and a diversion of management’s attention and resources, which would seriously harm our business, financial condition, and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 12, 2009. The results of the proposals submitted to our stockholders at the Annual Meeting were previously reported in a Current Report on Form 8-K, filed with the SEC on May 14, 2009.

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

Sequenom, Inc.

Dated: August 6, 2009	By:	/s/ PAUL HAWRAN
Paul Hawran
Chief Financial Officer