Form 10-Q
period 2009-09-30
SEQUENOM INC
filed 2009-11-09
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 23, 2009, was 61,248,403.

SEQUENOM, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,087	$68,338
Marketable securities	29,996	29,991
Restricted cash	1,416	1,371
Accounts receivable, net	7,182	10,642
Inventories, net	9,858	10,631
Other current assets and prepaid expenses	3,291	1,311

Total current assets	71,830	122,284
Equipment and leasehold improvements, net	12,467	9,195
Marketable securities	5,710	5,748
Goodwill	10,007	2,398
Other assets	1,928	859

Total assets	$101,942	$140,484

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,102	$8,321
Accrued expenses	6,661	8,170
Deferred revenue	1,950	1,444
Current portion debt and obligations	1,378	647
Other current liabilities	398	456

Total current liabilities	18,489	19,038
Deferred revenue, less current portion	384	454
Other long-term liabilities	3,693	4,205
Long-term portion debt and obligations	2,141	574
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 61,245,277 and 60,943,469 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	61	61
Additional paid-in capital	654,870	641,098
Accumulated other comprehensive income	1,187	1,328
Accumulated deficit	(578,883)	(526,274)

Total stockholders’ equity	77,235	116,213

Total liabilities and stockholders’ equity	$101,942	$140,484

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Consumables	$5,443	$4,958	$15,363	$14,558
MassARRAY and product related	3,671	5,710	10,092	16,911
Services	103	902	1,617	3,450
Research and other	3	—	5	71

Total revenues	9,220	11,570	27,077	34,990

Costs and expenses:
Cost of consumables and products revenue	2,499	3,492	7,330	11,314
Cost of services revenue	179	1,036	1,897	3,348
Research and development	8,479	7,083	27,486	18,381
Selling and marketing	5,914	5,860	20,167	17,999
General and administrative	6,724	4,843	21,862	12,464
Restructuring charges	480	—	1,482	—

Total costs and expenses	24,275	22,314	80,224	63,506

Loss from operations	(15,055)	(10,744)	(53,147)	(28,516)
Interest income, net	78	505	370	1,151
Loss on marketable securities	—	(100)	(38)	(1,171)
Other income (expense), net	204	(29)	382	(131)

Loss before income taxes	(14,773)	(10,368)	(52,433)	(28,667)
Income tax expense	(102)	(3)	(176)	(74)

Net loss	$(14,875)	$(10,371)	$(52,609)	$(28,741)

Net loss per share, basic and diluted	$(0.24)	$(0.18)	$(0.86)	$(0.57)

Weighted average shares outstanding, basic and diluted	61,211	59,115	61,123	50,562

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2009	2008
	(Unaudited)
Operating activities
Net loss	$(52,609)	$(28,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	9,206	5,018
Depreciation and amortization	3,786	1,764
Loss on marketable securities	38	1,171
Deferred rent	(402)	(308)
Bad debt expense	(148)	221
Restricted stock	331	161
Other non-cash items	92	5
Changes in operating assets and liabilities:
Accounts receivable, net	3,203	2,028
Inventories, net	828	(4,478)
Other current assets and prepaid expenses	(1,872)	(836)
Accounts payable and accrued expenses	(1,729)	187
Deferred revenue	400	651
Other liabilities	(176)	561

Net cash used in operating activities	(39,052)	(22,596)
Investing activities
Purchases of equipment and leasehold improvements	(7,246)	(2,442)
Acquisition of SensiGen, LLC, net of cash acquired	(2,017)	—
Purchases of marketable securities	(30,006)	(14,821)
Sales of marketable securities	—	24,217
Maturities of marketable securities	30,000	21,683
Net change in restricted cash	(46)	(42)

Net cash (used in) provided by investing activities	(9,315)	28,595
Financing activities
Proceeds from exercise of stock options and ESPP purchases	1,230	1,532
Proceeds from issuance of common stock and warrants	—	91,928
Borrowings from asset-backed loan	—	610
Repayments on asset-backed loan	(479)	(406)
Borrowings from capital lease	351	—
Repayments on capital lease obligation	(53)	—
Repayments on long-term debt	(763)	—

Net cash provided by financing activities	286	93,664

Net (decrease) increase in cash and cash equivalents	(48,081)	99,663
Effect of exchange rate changes on cash and cash equivalents	(170)	(3)
Cash and cash equivalents at beginning of period	68,338	13,116

Cash and cash equivalents at end of period	$20,087	$112,776

Supplemental schedule of non cash items
Non cash investing activity—accrued Isis license fee	$1,000	$—

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior period amounts in order to conform to the current presentation.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on March 12, 2009. In connection with preparation of the condensed consolidated financial statements we evaluated subsequent events after the balance sheet date of September 30, 2009, through November 9, 2009, and disclosed, if necessary, any material subsequent events in the notes to these financial statements.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to inventory valuation and warranty liabilities, which affects cost of sales and gross margin; the allowance for doubtful accounts, which affects revenue recognition; our discounted cash flow analysis valuation model, which affects the valuation of our auction rate securities (ARS) and other marketable securities; the determination of fair value of acquired assets, which affects the valuation of goodwill; and the valuation of deferred income taxes, which affects income tax expense and benefit. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

As of July 1, 2009, the Financial Accounting Standards Board (FASB) formally approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. At that time, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the Codification in the third quarter of 2009. The adoption of the Codification did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance became effective for interim periods and fiscal years ending after June 15, 2009. We adopted the provisions of this guidance in the second quarter of 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance that requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. This guidance became effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. We adopted the provisions of this guidance in the second quarter of 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. In December 2007, the FASB issued authoritative guidance that significantly changes the accounting and reporting requirements for business combination transactions, including capitalization of in-process research and development assets and expensing acquisition costs as incurred. This guidance became effective for business combination transactions occurring in fiscal years beginning after December 15, 2008. We adopted the provisions of this guidance in the first quarter of 2009. The impact of the adoption of this guidance on our condensed consolidated financial statements will depend on the economic terms of any future business combination transactions.

In November 2008, the FASB issued authoritative guidance that clarifies how to account for acquired intangible assets subsequent to initial measurement in situations in which an entity does not intend to actively use the assets but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. This guidance requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. This guidance became effective for intangible assets acquired on or after December 15, 2008. We adopted the provisions of this guidance in the first quarter of 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued authoritative guidance that amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosure related to renewing or extending the useful lives of recognized intangible assets. This guidance became effective for fiscal years and interim periods beginning after December 15, 2008. We adopted the provisions of this guidance in the first quarter of 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to existing authoritative accounting literature. In accordance with this guidance, income statement classification of payments made between participants of a collaborative arrangement is to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. This guidance became effective for fiscal years beginning after December 15, 2008 and was to be applied as a change in accounting principle to all prior periods retrospectively for all collaborative arrangements existing as of the effective date. We adopted the provisions of this guidance in the first quarter of 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

New Accounting Standards Not Yet Adopted

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2010, with earlier application permitted. We have not yet evaluated the potential impact of adopting this guidance on our condensed consolidated financial statements.

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $578.9 million as of September 30, 2009. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2009, we had available cash, cash equivalents and current marketable securities totaling $50.1 million and working capital of $53.3 million. We also have approximately $5.7 million of ARS investments classified as noncurrent assets at September 30, 2009. See further discussion of our marketable securities at Note 5.

(3) Restructuring

In April 2009, we announced that we reduced our genetic analysis employee workforce in accordance with our initiative to reduce costs and restructure our workforce. Severance related charges are included in the restructuring charges in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008.

The beginning balance for facilities costs prior to the April 2009 reduction in workforce consisted of a $0.4 million in accrued facility exit costs associated with exiting our lease commitments for the Boston, Massachusetts facility. This facility was initially leased in conjunction with the acquisition of Gemini Genomics, plc in 2001.

The reduction in workforce included the closure of our leased facility near Boston, Massachusetts, with a lease expiration on December 31, 2010, as well as the closure of our office located in New Delhi, India during the second quarter of 2009.

The following table summarizes the activity and balance of accrued restructuring charges included in accrued expenses through September 30, 2009 associated with the April 2009 reduction in workforce (in thousands):

Description	Employee Related	Facilities	Other	Total
Balance at March 31, 2009	$—	$425	$—	$425
Accrued restructuring charges	573	553	356	1,482
Cash payments	(573)	(312)	(302)	(1,187)

Balance at September 30, 2009	$—	$666	$54	$720

(4) Acquisitions

Center for Molecular Medicine, LLC

On November 14, 2008, we completed our acquisition of certain assets of the Center for Molecular Medicine, LLC (CMM). The assets are now part of our wholly owned subsidiary, the Sequenom Center for Molecular Medicine, LLC (Sequenom CMM). Under the terms of the asset purchase agreement, we paid to CMM $4.0 million for certain assets related to CMM’s business in advanced molecular pathology laboratory services relating to diagnostics, translational research and clinical trials, less all cash and cash equivalents. Ninety percent of the purchase price consisted of 187,794 shares of our common stock (valued at $3.6 million as of the acquisition closing date) and the remainder of the purchase price of $0.4 million was paid in cash, which was deposited into an escrow account. The escrow account will remain in place for 18 months following the closing of the transaction to satisfy potential indemnification claims. The acquisition of CMM provides us with a laboratory that has the required accreditations and certifications already in place to develop and market laboratory developed tests and have contributed to the purchase price for the acquisition of CMM, which resulted in the recognition of goodwill of approximately $3.0 million.

In connection with this acquisition, we completed a valuation study of the intangible assets acquired in order to allocate the purchase price. We have allocated the excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired to goodwill. We believe the fair values assigned to the CMM assets acquired were based on reasonable assumptions, as determined by management. The purchase price has been allocated as follows (in thousands):

Net tangible assets	$893
Identifiable intangible asset	117
Goodwill	2,990

Total consideration	$4,000

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

SensiGen, LLC

On February 27, 2009, we completed the acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The assets are now part of our wholly owned subsidiary, Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid SensiGen cash consideration of approximately $1.9 million, which included a loan advance of $340,000, and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million is contingently payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). In June 2009 we satisfied one of the triggering events related to the Agreement with a cash payment of $130,000. The acquisition of the SensiGen assets provides us with intellectual property related to certain molecular diagnostics for women’s health and cancer and have contributed to the purchase price for the acquisition of SensiGen, which resulted in the recognition of goodwill of approximately $7.0 million.

The total purchase consideration, excluding potential contingent consideration fair values, consisted of (in thousands, except share and per share data):

Cash paid to SensiGen	$2,017
Sequenom common stock issued on the closing date (92,679 shares at $20.94 per share)	1,941
Assumed liabilities	3,242
Write-off of preexisting receivables	403

Total purchase price	$7,603

In connection with this acquisition we completed a valuation study of the intangible assets acquired in order to allocate the purchase price. We have allocated the excess purchase price over the fair value of net tangible assets and liabilities assumed to goodwill, as well as provided an estimate of the fair value of the contingent consideration as of the closing date of the acquisition. We believe the fair values assigned to SensiGen’s assets acquired and contingent consideration were based on reasonable assumptions, as determined by management. The purchase price has been allocated as follows (in thousands):

Net tangible assets	$613
Goodwill	6,990

7,603
Fair value of contingent consideration	27

Total consideration	$7,630

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on our results of operations.

(5) Marketable Securities and Fair Value Measurements

Marketable securities

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. As a result, at September 30, 2009 and December 31, 2008, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

Historically, we have invested in ARS, commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. In April 2008, we revised our investment policy to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. Government securities with ratings of AAA, and repurchase agreements collateralized by U.S. Government securities with ratings of AAA at the time of acquisition. Our investment policy includes a minimum quality rating for all new investments, as well as limits the amount of credit exposure to only issuances from the U.S. Government. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. At September 30, 2009 and December 31, 2008, $9.4 million of principal was invested in ARS, respectively. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a Dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages.

Consistent with our investment policy guidelines in affect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $9.4 million ARS held by us at September 30, 2009, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate these securities.

The estimated fair value of all ARS holdings at September 30, 2009, was approximately $5.7 million, which reflects a $3.7 million adjustment to the principal value of $9.4 million. The $3.7 million adjustment includes other-than-temporary impairment losses charged to operations during the years ended December 31, 2008 and 2007 of $2.6 million and $1.1 million, respectively. For the three months ended September 30, 2009, no other-than-temporary impairment losses were charged to operations. As of September 30, 2009, there are no accumulated unrealized losses in other comprehensive income related to these ARS and any future other-than temporary impairments losses will be charged to operations, as incurred.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy has also been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are described as:

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

The fair value of our investments in ARS instruments is estimated utilizing a discounted cash flow analysis valuation model as of September 30, 2009. This analysis considers, among other items, the collateralization underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

Based on the underlying assumptions utilized in our valuation of ARS and subject to the completion of an ongoing review of planned expenditures and operations for 2010 by our management, we have continued to classify these investments as long-term on the condensed consolidated balance sheet at September 30, 2009. Future valuation adjustments determined to be other-than-temporary will be recorded to operations, as incurred.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,087	$20,087	$—	$—
Marketable securities, current [1]	29,996	29,996	—	—
Restricted cash	1,416	1,416	—	—
Marketable securities, non-current[1]	5,710	—	239	5,471

Total	$57,209	$51,499	$239	$5,471

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

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2009 (in thousands):

Auction Rate Securities
Balance at December 31, 2008	$5,509
Transfers to Level 3	—
Total gains or losses:
Included in operations	(38)

Balance at September 30, 2009	$5,471

Gains or losses included in operations (or changes in net assets) for the period (above) relating to assets still held at September 30, 2009
Total gains or losses for the period included in operations	$(38)

Total change in unrealized gains or losses included in other comprehensive loss	$—

(6) Comprehensive Loss

We disclose comprehensive income (loss) and its components, which includes net loss, unrealized gains and losses on investments and foreign currency translation gains and losses as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Comprehensive loss:
Net loss	$(14,875)	$(10,371)	$(52,609)	$(28,741)
Unrealized gain (loss) on marketable securities	43	(5)	(1)	253
Foreign currency translation adjustments	212	(384)	(140)	(14)

Comprehensive loss	$(14,620)	$(10,760)	$(52,750)	$(28,502)

(7) Net Loss Per Share

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

On March 3, 2009, our Board of Directors adopted a Share Purchase Rights Plan (Rights Plan). The terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a Right) for each outstanding share of our common stock, par value $0.001 per share. Common shares that are newly issued after the record date of March 20, 2009, also carry Rights.

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

For the three months ended September 30, 2009 and 2008, we recorded $3.0 million and $1.6 million, respectively, of compensation expense related to our share-based compensation awards. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expenses ($1.0 million and $0.3 million), selling and marketing expenses ($0.8 million and $0.4 million) and general and administrative expenses ($1.2 million and $0.9 million) for the three months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, we recorded $8.8 million and $4.3 million, respectively, of compensation expense related to our share-based compensation awards. The compensation expense related to our share-based compensation arrangements is recorded as a component of research and development expense ($2.7 million and $0.9 million), selling and marketing expense ($2.5 million and $1.0 million) and general and administrative expense ($3.7 million and $2.3 million) for the nine months ended September 30, 2009 and 2008, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

The fair value of options granted to non-employees are estimated at the measurement date using the Black-Scholes pricing model. Stock-based compensation for options granted to non-employees for the three months ended September 30, 2009 and 2008, was $52,000 and $382,000, respectively, and is included in the statements of operations within research and development expenses ($11,000 and $100,000) and in sales and marketing expenses ($41,000 and $282,000). For the nine months ended September 30, 2009 and 2008, share-based compensation for options granted to non-employees included in the statements of operations was $282,000 and $473,000, respectively, and is included within research and development expenses ($71,000 and $113,000) and in sales and marketing expenses ($211,000 and $360,000). There were no amounts included in general and administrative expenses in the statement of operations for the three or nine months ended September 30, 2009, and 2008, respectively.

Share-Based Compensation Plans

Stock Compensation Plans

On May 31, 2006, our stockholders approved our 2006 equity incentive plan (2006 Plan), as the successor to our 1999 stock option plan (1999 Plan). In connection with the adoption of the 2006 Plan, we terminated the automatic annual increase feature under the 1999 Plan and resolved to cease to grant additional stock awards under the 1999 Plan following the effectiveness of the 2006 Plan. As of September 30, 2009, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 8,074,816 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

On October 18, 2007, we granted 50,000 restricted stock units to an executive officer with a grant date fair value of $11.04. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, and the remaining units vesting in equal monthly installments, thereafter. At September 30, 2009, 23,929 of these restricted stock units have vested and the remaining 26,071 have been cancelled.

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

On July 17, 2008, we granted 55,555 restricted stock units to an executive officer with a grant date fair value of $20.00 per share. These units vest over 4 years, with 13/48th of the units vesting 13 months after the grant date, and the remaining units vesting in equal monthly installments, thereafter. At September 30, 2009, 16,159 of these restricted stock units have vested and the remaining 39,396 have been cancelled.

On February 9, 2009, we granted 15,907 restricted stock units to executive officers with a grant date fair value of $17.60 per share, of which 7,234 vest after 12 months and 8,673 vest over 13 months, respectively. During the three months ended September 30, 2009, 5,978 of these units were cancelled. At September 30, 2009, the remaining restricted stock units of 9,929 are outstanding and unvested.

On February 17, 2009, we granted 5,552 restricted stock units to an executive officer with a grant date fair value of $16.38 per share, which vests after over 13 months. At September 30, 2009, all of these restricted stock units were cancelled.

The cancellation of the restricted stock units referred to in the above paragraphs were related to the departure of certain executive officers as disclosed in our current report on Form 8-K, filed with the SEC on September 28, 2009.

On January 2, 2009, we granted 5,754 restricted stock awards to certain of our board members with a grant date fair value of $20.58 per share, which vest quarterly over one year. At September 30, 2009, 4,316 of these restricted stock awards had vested and 1,438 awards remained outstanding and unvested.

Employee Stock Purchase Plan

In 1999, we adopted the 1999 Employee Stock Purchase Plan (the 1999 ESPP). As of September 30, 2009, we had reserved 936,902 shares of common stock for issuance under the 1999 ESPP. During the term of the 1999 ESPP beginning in 2001, the amount of authorized shares available under the 1999 ESPP automatically increases each January 1st by an amount equal to 1% of the outstanding common stock on the last trading day of the prior year, subject to an annual increase limitation of 166,666 shares. The 1999 ESPP provides for a series of concurrent offering periods, each with a maximum duration of 24 months. Shares are purchased semi-annually at 85% of the lower of the beginning or end of the period price.

In October 2006, our Board of Directors approved a change to all offerings under the 1999 ESPP that commence on or after February 1, 2007. New offerings are for a duration of six months and consist of one purchase interval, but do not impose either an individual or all-participant limitation on the number of shares purchasable on a purchase date, although the 1999 ESPP limits stock purchases to $25,000 per individual per calendar year. Participants had the option of: continuing under the current plan offering period until its expiration, or withdrawing from the current offering prior to its expiration and enrolling in the new offering commencing on February 1, 2007. Those employees not electing to enroll in the new offering period continued under the then current offering until the 24 month offering period expired. On July 31, 2008, the final 24 month offering period expired and all 1999 ESPP participants are now under six month offering periods. As of September 30, 2009, employees have contributed approximately $0.1 million to the current offering of the 1999 ESPP, since the beginning of the offering period that commenced August 1, 2009. For the three months ended September 30, 2009 and 2008, we have recognized a benefit of approximately ($44,000) and an expense of $0.2 million, respectively, as share-based compensation expense related to the 1999 ESPP. For the nine months ended September 30, 2009 and 2008, we have recognized approximately $0.1 million and $0.2 million, respectively, as share-based compensation expense related to the 1999 ESPP.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50 per share, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of September 30, 2009, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of September 30, 2009, the warrant remained outstanding and exercisable.

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

Additionally, in connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends, but not for other issuances of our common stock. During 2007, the placement agent transferred portions of the warrant to certain of its employees. During 2008, the placement agent and its transferees had exercised warrants utilizing both cash and cashless exercises to purchase an aggregate of 110,781 shares of our common stock. As of September 30, 2009, 7,500 of these warrants remained outstanding and exercisable and expire in June 2011.

Stock Options

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants for the three months ended September 30, 2009 and 2008:

	September 30,
	2009	2008
Risk free interest rates	2.7%	3.5%
Volatility	100.7%	96.3%
Dividend yield	0%	0%
Expected option term (years)	7.0	6.6
Weighted average fair value of stock option grants to employees	$3.10	$16.46

The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise and cancellation behaviors. The expected volatility is based on the historical volatility of our stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The computation of the expected option term is based on a weighted-average calculation combining the average life of stock options that have already been exercised or cancelled with the estimated life of all unexercised stock options. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 10.4% based on historical experience over seven years. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment.

A summary of the status of our stock option plans as of September 30, 2009, and of changes in stock options outstanding under the plans during the nine months ended September 30, 2009, is as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,238,071	$7.70
Granted	1,536,481	19.09
Cancelled	(1,266,764)	11.18
Exercised	(105,292)	4.43

Outstanding at September 30, 2009	6,402,496	$9.80	5.5	$2,057,956

Options vested and exercisable at September 30, 2009	4,059,138	$8.06	3.6	$1,951,358

As of September 30, 2009, there was $25.0 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. Cash received from stock option exercises for the nine months ended September 30, 2009 and 2008 was $0.5 million and $0.9 million, respectively. At September 30, 2009, there were 1,603,390 shares available for future option grants.

(10) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Standard cost, which approximates actual cost, is used to value inventories. The components of inventories were (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$5,267	$7,560
Work in process	—	282
Finished goods	4,591	2,789

Total	$9,858	$10,631

Inventories are shown net of excess and obsolescence reserves of $1.8 million at September 30, 2009 and December 31, 2008, respectively.

(11) Asset-backed Loan

On August 31, 2007, we signed an amendment to our existing asset-backed loan line that had previously expired. Under the terms of this amendment, we may elect to have individual minimum funding of $100,000 up to an aggregate limit of $3.0 million through December 23, 2008. All borrowings are secured by the underlying financed equipment.

As of September 30, 2009, we had an aggregate of $0.7 million outstanding on this asset-backed loan line relating to four fundings with interest rates from 10.6% to 9.73% to be repaid in 36 monthly installments. Our right to borrow additional funds under this facility expired in December 2008.

(12) Warranty Costs and Reserves

We provide a warranty provision related to the sales of our MassARRAY equipment based on our experience of returns and repairs required under the warranty period.

We generally provide a one-year warranty on our MassARRAY Compact system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of consumables and products revenue in the condensed consolidated statement of operations. During the nine months ended September 30, 2009, we have reduced our warranty requirements related to improvements in our MassARRAY Compact system and its components that have resulted in increased reliability from prior historical periods.

Changes in our warranty liability during the nine months ended September 30, 2009, were as follows (in thousands):

Balance as of December 31, 2008	$606
Reductions to liability requirements	(1,029)
Repairs and replacements	491

Balance as of September 30, 2009	$68

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

In February 2009, liaison counsel for plaintiffs informed the District Court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the District Court. In April 2009, the parties submitted a tentative settlement agreement to the District Court and moved for preliminary approval thereof. In June 2009, the

District Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. The District Court held a final fairness hearing in September 2009 and granted final approval of the settlement in October 2009. Objectors will have 30 days to appeal this ruling although they may request up to an additional 30 days. If no appeal is filed, the settlement will become effective and will result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.

In October 2008, we filed a patent infringement suit against Ibis Biosciences, Inc. (IBIS), formerly a subsidiary of Isis Pharmaceuticals, Inc. The complaint was served on the defendant in February 2009. IBIS has been acquired by Abbott Molecular. The lawsuit was filed in the U.S. District Court for the District of Delaware. The lawsuit alleged that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. The defendant filed an answer and counterclaims against us seeking declaratory judgments that the patents are not infringed and are invalid and unenforceable. We sought a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. On October 22, 2009, we and IBIS entered into a non-exclusive license and settlement agreement and the court dismissed with prejudice all claims and counterclaims in the lawsuit. Pursuant to the terms of the agreement, we have agreed to grant IBIS and its affiliates a non-exclusive license under the three mass spectrometry-based patents involved in the lawsuit and certain pending mass-spectrometry-based applications and foreign counterparts to manufacture, use, practice, sell, offer to sell, and import products and methods protected by the licensed patents. As part of the agreement, we have also agreed to dismiss the litigation with prejudice and have granted IBIS, and its affiliates, immunity from suit for patent infringement for past, present or future damages related to the IBIS T5000 Biosensor System and T6000 System. Additionally under the agreement, IBIS has agreed to pay us $1.0 million.

In April 2009, we announced that the expected launch of our test for Trisomy 21 (Down syndrome) had been delayed and that we were no longer relying on our previously announced test data and results for that test. We also announced that our Board of Directors had formed a special committee of independent directors to oversee an independent investigation of activity related to the test data and results and that the committee had engaged independent counsel to assist the committee in the conduct of the investigation. On September 28, 2009, we announced that the committee’s investigation had been completed. Based on the committee’s work and recommendations, the independent directors concluded that as a result of our attempted transition from researching potential molecular diagnostic tests to developing and commercializing those tests, we failed to put in place adequate protocols and controls for the conduct of studies in the Trisomy 21 program at our company. Certain of our employees also failed to provide adequate supervision. In the absence of such protocols, controls and supervision, the test data and results in our Trisomy 21 program included inadequately substantiated claims, inconsistencies and errors. Due to deficiencies in our disclosure controls and procedures, in a number of instances such test data and results were reported to the public in our press releases and other public statements. At the recommendation of the special committee, our Board of Directors has begun implementing a number of remedial measures including:

•	new disclosure controls and procedures;

•	changes in our organizational and reporting structure;

•	enhanced training in ethics and scientific processes for our employees;

•	new procedures for the conduct of research and development and clinical studies, including increased roles and responsibilities for independent third parties;

•	new procedures for the storage and management of samples for testing; and

•	creation of a science committee of our board of directors to oversee our research and development strategy and activities.

We also terminated the employment of our president and chief executive officer, Harry Stylli, Ph.D., and our senior vice president of research and development, Elizabeth Dragon, Ph.D., effective immediately. In connection with the termination of Dr. Stylli’s employment, Dr. Stylli resigned as a director. We also obtained the resignation of our chief financial officer, Paul Hawran. We also terminated the employment of three other employees and obtained the resignation of one other officer. While each of these officers and employees denied wrongdoing, the committee’s investigation raised serious concerns, resulting in a loss of confidence by the independent directors in the personnel involved.

Our board of directors appointed our chairman of the board, Harry F. Hixson, Jr., Ph.D., to serve as our interim chief executive officer. Our board of directors appointed Ronald M. Lindsay, Ph.D., one of our directors, to serve as our interim senior vice president of research and development. Our board of directors appointed Paul V. Maier as our interim chief financial officer effective November 10, 2009. Mr. Maier will serve as a consultant to us until November 10, 2009. Our controller, Justin J. File, was designated as our principal financial and accounting officer until the effective date of Mr. Maier’s appointment as interim chief financial officer.

Following our April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On September 1, 2009, the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, S.D. Cal. Case No. 09-CV-0921 LAB (WMc) and a lead plaintiff was appointed. The lead plaintiff has been given until November 12, 2009 to file a consolidated complaint. We will vigorously defend against the claims advanced and intend to file a motion to dismiss the consolidated complaint.

In May 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against our directors and certain of our officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and have been consolidated in a single court. On July 1, 2009, the first of three shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions have been transferred to a single court under the caption In re Sequenom, Inc. Derivative Litigation, S.D. Cal. Case No. 09-CV-1341 LAB (WMc) and plaintiffs filed a single consolidated complaint. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We have not yet responded to the Derivative Actions, but will vigorously defend against the claims advanced.

In June 2009, we received written notification that the Enforcement Staff of the SEC has initiated an investigation following our April 2009 announcement regarding our Trisomy 21 test under development. Following our September 2009 announcement, members of the special committee and its independent counsel met with the SEC staff in connection with its investigation. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcements relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to cooperate fully with the SEC in this matter.

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

Following our September 2009 announcement, representatives of the Office of the U.S. Attorney for the Southern District of California contacted us to inquire about the announcement. We have met with representatives of the U.S. Attorney and the Federal Bureau of Investigation (FBI) in connection with their investigations. We intend to cooperate fully with the U.S. Attorney and the FBI in this matter.

Following our September 2009 announcement, representatives of Nasdaq also contacted us to inquire about the announcement. We have met with representatives from Nasdaq in connection with their investigation and we intend to cooperate fully with Nasdaq in this matter.

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

(14) Income Taxes

We evaluate whether the benefits of our tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. We recognize the impact of an uncertain income tax position taken on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits included in the balance sheet at September 30, 2009, or December 31, 2008 that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties on our balance sheets at September 30, 2009 and December 31, 2008, and have recognized no interest or penalties in the consolidated statement of operations for the nine months ended September 30, 2009, and the year ended December 31, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the U.S., foreign and various state jurisdictions. Our tax years for 1994 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

We completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards in April 2008. Based on the conclusion of the Sections 382/383 study, we reduced our deferred tax assets and valuation allowance on these assets by approximately $89.8 million to reflect this limitation. As of December 31, 2008, we had updated our unrecognized tax benefits and due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

(15) Subsequent Events

On October 21, 2009, Dr. Hixson, our interim chief executive officer, was granted two stock options pursuant to the 2006 Plan, each with an exercise price per share equal to $3.39, the fair market value of our common stock on the date of grant. The first is an option to purchase 187,500 shares, vesting in 12 equal monthly installments beginning September 28, 2009 so long as Dr. Hixson provides service to us. The second is an option to purchase 187,500 shares, vesting in 12 equal monthly installments beginning September 28, 2010 so long as Dr. Hixson is serving as our chief executive officer. We also approved an additional stock option to be granted on or after September 28, 2010. This additional stock option will have an exercise price equal to the fair market value of our common stock on the date of grant and will be for a number of shares equal to the difference between 187,500 and the number determined by multiplying the fully diluted shares outstanding on the date of grant by the percentage that 187,500 shares represented of the fully diluted shares outstanding on October 21, 2009.

On October 21, 2009, Dr. Lindsay, our interim senior vice president of research and development, was granted an option to purchase 150,000 shares pursuant to the 2006 Plan, with an exercise price per share equal to $3.39. The option vests in 12 equal monthly installments beginning September 28, 2009 so long as Dr. Lindsay provides service to us. We also approved an additional stock option to be granted on or after September 28, 2010. This additional stock option will have an exercise price equal to the fair market value of our common stock on the date of grant and will be for a number of shares equal to the difference between 150,000 and the number determined by multiplying the fully diluted shares outstanding on the date of grant by the percentage that 150,000 shares represented of the fully diluted shares outstanding on October 21, 2009.

We have also approved Drs. Hixson and Lindsay restricted stock units covering 225,000 and 90,000 shares, respectively, which will vest upon the achievement of specific performance-based milestones in accordance with a program for all of our employees, to be finalized by the compensation committee of our board of directors.

We have been named as a defendant in a complaint filed on October 28, 2009, by Xenomics, Inc. in the Supreme Court of the State of New York. In the complaint, Xenomics alleges that due to materially false and misleading statements regarding our Trisomy 21 test under development, we have breached the license agreement entered into by the parties on October 29, 2008, which provides us with exclusively licensed patent rights for the use of fetal nucleic acids obtained from maternal urine, and that Xenomics has suffered damages as a result. Xenomics is seeking equitable relief and $300 million in damages. We have not yet been served with the complaint. We intend to vigorously defend against the claims advanced.

On November 3, 2009, we entered into a third amendment to the Exclusive License of Technology Agreement dated October 14, 2005 and as amended thereafter, between us and Isis Innovation Limited, under which we in-license our fundamental noninvasive prenatal diagnostic technology, including U.S. Patent No. 6,258,540. Pursuant to the amendment, Isis Innovation has agreed to a modification of certain time-based commercial launch milestones relating to aneuploidy and other products. In exchange for this modification, we have agreed to make an immediate one-time payment of $1,000,000, increase royalty payments under the agreement during the final 12 months of the patent term and increase the specified minimum royalty amounts.

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

SEQUENOM®, SpectroCHIP®, iPLEX®, and MassARRAY® are registered trademarks and EpiTYPER™, SEQureDx™, MassCLEAVE™, iSEQ™, AttoSense™ and SensiGene™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” and “Sequenom” refer to Sequenom, Inc. and its wholly owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.

Overview

We are a life sciences company committed to improving healthcare through genetic analysis solutions. We provide technology, products and laboratory developed diagnostic tests that target and serve discovery and clinical research and molecular diagnostic markets. Our customers use our products to translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive prenatal diagnostics, oncology, infectious diseases, autoimmune, endocrine and other disorders.

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

Supporting our initiatives in women’s health, oncology and infectious disease we completed our acquisition of the complete AttoSense portfolio of gene-based molecular tests and related assets from SensiGen, LLC in February 2009. The acquisition includes highly-sensitive and specific tests for the detection and monitoring of human papillomavirus (HPV) (the primary cause of cervical and head and neck cancers), systemic lupus erythematosus (Lupus), chronic kidney disease (CKD), and other tests, all of which utilize our proprietary MassARRAY platform.

Prenatal Diagnostics

Noninvasive prenatal diagnostic tests based on our foundational ccff nucleic acid analysis intellectual property are initially being developed on our MassARRAY platform for chromosomal aneuploidies including Trisomy 21 (Down syndrome), Rhesus D genotyping and fetal sex determination. Through our College of American Pathology (CAP) accredited and Clinical Laboratory Improvement Amendments (CLIA) certified laboratory, the Sequenom Center for Molecular Medicine (Sequenom CMM), located in Grand Rapids, Michigan, we intend to develop, validate and commercialize noninvasive prenatal laboratory developed tests (LDTs). This is a common approach used for most molecular genetic tests. We have made substantial investments in our information technology infrastructure to enhance the capabilities of our CLIA certified laboratory to track samples and provide electronic ordering and reporting, and have put in place sample collection and transportation logistics that can be readily scaled. We are also actively engaging relationships with third party payors that will support our pricing structure and reimbursement opportunities.

In April 2009, we announced that the expected launch of our Trisomy 21 test has been delayed. We are no longer relying on our previously announced research and development (R&D) test data and results. We are evaluating both RNA and DNA approaches, including sequencing, for a Trisomy 21 test. We are continuing to collect clinical samples for sponsored clinical studies through independent third parties, the results of which will be published in peer-reviewed journals prior to the launch of any Trisomy 21 test that we develop.

In September 2009, we launched a carrier screening LDT for Cystic Fibrosis through our CAP/CLIA certified laboratory, Sequenom CMM. Subject to the completion of a final and rigorous review of data for all of our tests under development, we plan to launch separate noninvasive prenatal screening LDTs for Rhesus D genotyping and fetal sex determination in the late first quarter or early second quarter of 2010. Concurrent with our LDT commercialization activities, we plan to conduct the development, validation, and other activities necessary to file submissions with the Food and Drug Administration (FDA) seeking approval for selected diagnostic tests. We anticipate revenues from our Cystic Fibrosis test to be minimal through the end of 2009.

Genetic Analysis

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance (in speed, accuracy and cost efficiency) nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our platform is widely accepted as a leading high-performance DNA analysis platform for the fine mapping genotyping market and is gaining traction in newer developing markets, such as agricultural-biotechnology and clinical research. Our customers include premier clinical research laboratories, bio-agriculture, bio-technology and pharmaceutical companies, academic institutions, various government agencies worldwide. To provide customer support for our expanding user base and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe, Australia and Asia, in addition to regional distribution partners in France, India, Israel, Russia, Eastern Europe, South Korea, New Zealand, Singapore, Taiwan, Kuwait, Saudi Arabia and Turkey.

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications including single nucleotide polymorphism (SNP) genotyping detection of mutations, analysis of copy number variants and other structural genome variations. In addition, the system provides quantitative gene expression analysis, quantitative DNA methylation analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary application software that operates on the MassARRAY platform and through the purchase of consumable chips and reagent sets. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping solution for fine mapping projects enabled through our iPLEX multiplexing assay, which permits multiplexed SNP analysis using approximately the same amount of reagents and chip surface area as is used for a single locus/SNP analysis.

Our research and development efforts in genetic analysis are committed to producing new and improved components and applications for the MassARRAY system that deliver greater system versatility and excellent data quality at a competitive price per data point. These research and development activities and new applications also facilitate and support our diagnostics initiatives.

As a result of weaker demand for our MassARRAY systems resulting from the economic environment in early 2009, in April 2009 we formally approved and implemented a cost cutting initiative in our genetic analysis business which is expected to result in an approximately $8.0 million decrease in costs in 2009 and an overall annualized reduction in costs of approximately $10.0 million. This initiative included a decrease in the genetic analysis workforce that resulted in a cumulative charge of approximately $1.5 million for the nine months ended September 30, 2009 in connection with one-time termination benefits, office closures and other related costs.

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

During the first nine months of 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Total revenues for the three months ended September 30, 2009 decreased to $9.2 million from $11.6 million for the same period in 2008 and was comprised of product related sales and contract research services. Total revenues for the nine months ended September 30, 2009 decreased to $27.1 million from $35.0 million for the same period in 2008. Product related revenues are derived from sales of consumables including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users.

Consumables revenue for the three and nine months ended September 30, 2009 increased to $5.4 million and $15.4 million, respectively, compared to $5.0 million and $14.6 million, respectively, for the same periods in 2008 due to increased consumables orders from our customers in the biomedical research and agricultural biology markets. MassARRAY and product related revenues for the three and nine months ended September 30, 2009 were $3.7 million and $10.1 million, respectively, as compared to $5.7 million and $16.9 million for the same periods in 2008. The decrease of $2.0 million and $6.8 million for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008 was due to fewer system placements in the three and nine months ended September 30, 2009. The decrease in MassARRAY system hardware and software sales was attributable to the continued slowing of academic, pharmaceutical, and clinical research institutions capital expenditure requirements associated with the current economic environment. The decrease in revenue from MassARRAY and product related sales were offset by increased revenue recognized from MassARRAY system maintenance contracts. System maintenance contracts revenue for the three and nine months ended September 30, 2009 were $1.4 million and $3.0 million, respectively, compared to $0.8 million and $2.3 million, respectively, for the same periods in 2008. The increase in MassARRAY system maintenance contracts revenue is primarily attributable to our higher installed system base when compared to the prior periods.

We recorded services revenue of $0.1 million and $1.6 million, respectively, for the three and nine months ended September 30, 2009, as compared to $0.9 million and $3.5 million, respectively, for the same periods in 2008. The decreases of $0.8 million and $1.9 million are attributable to our cost cutting initiative that commenced in April 2009. Service revenue is expected to be minimal for the remainder of 2009.

Research and other revenues, which consists of license and research grant payments, were approximately $3,000 and $5,000, respectively, for the three and nine months ended September 30, 2009 compared to $0 and $71,000, respectively, for the same periods in 2008. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect license and grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the future adoption rates of our cystic fibrosis carrier screening assay and future assays.

Cost of product and service revenues and gross margin

Cost of consumables and products revenues for the three and nine months ended September 30, 2009 were $2.5 million and $7.3 million, respectively, compared to $3.5 million and $11.3 million, respectively, for the same periods in 2008. Gross margins on consumables and product related sales for the three and nine months ended September 30, 2009 were 73% and 71%, respectively, compared to 67% and 64%, respectively, for the same periods in 2008. Gross margins increased primarily due to fewer system placements, which historically sell at lower gross margins, during the three and nine months ended September 30, 2009, as compared to same period in 2008, offset by higher consumable sales, which historically sell at higher average gross margins, to the comparable period in 2008.

Cost of services revenue for the three and nine months ended September 30, 2009 were $0.2 million and $1.9 million, respectively, compared to $1.0 million and $3.3 million, respectively, for the same periods in 2008. Gross margins were negative for the three and nine months ended September 30, 2009 due to the completion of remaining unfavorable, low volume contracts. Gross margins on contract research services have been dependent on particular contract terms of the work undertaken in each quarter.

Our overall gross margin for the three and nine months ended September 30, 2009 was 71% and 66%, respectively, compared to 61% and 58%, respectively, for the same periods in 2008. When compared to the prior periods, the increase in overall gross margin was attributable to lower system and contract research revenues, which are sold at a lower margin than consumables. The increase in consumables revenue during the third quarter of 2009 as compared to the third quarter of 2008 also contributed to the improved margin.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies. Our gross margin will also be affected by the adoption rates of our diagnostic LDTs we commercialize, the payor contracts for laboratory developed or diagnostic tests and the volume of tests sold.

Research and development expenses

Research and development expenses for the three and nine months ended September 30, 2009, increased to $8.5 million and $27.5 million, respectively, as compared to $7.1 million and $18.4 million, respectively, for the same periods in 2008. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in research and development expenses of $1.4 million for the three months ended September 30, 2009, as compared to the same period in 2008 primarily relates to increased headcount and related costs of $0.7 million, an increase of $1.3 million for clinical trial costs associated with our prenatal diagnostic, molecular diagnostic and genetic analysis programs, $0.5 million for higher share-based compensation charges and an increase of other miscellaneous expenses of $0.1 million primarily associated with travel for clinical site monitoring and higher facilities related charges, offset by a decrease of $1.1 million in collaboration costs associated with various research and development projects and related licensing activities.

The increase in research and development expenses of $9.1 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily relates to headcount and related costs of $2.2 million, an increase of $2.8 million for clinical trial costs associated with our prenatal diagnostic, molecular diagnostic and genetic analysis programs, an increase of $1.8 million for higher share-based compensation charges, increased operating supplies of $0.5 million primarily associated with our noninvasive prenatal diagnostic research and development, $0.4 million of higher rent, communications and general facilities expenses associated with Sequenom CMM, our CLIA certified laboratory acquired in the fourth quarter of 2008, $0.8 million of increased depreciation primarily associated with the acquisition of Sequenom CMM, an increase of other miscellaneous expenses of $0.2 million primarily associated with travel for clinical site monitoring and higher corporate related charges and $0.9 million in higher allocated overhead charges primarily due to the full allocation of our IT department across all functional areas. These increases were offset by decreased consultant expenses of $0.5 million due to the increase in headcount to support various research and development projects.

We expect our research and development expenses to remain higher through the end of 2009 compared to 2008, due to our investments during 2009 in the development of noninvasive prenatal nucleic acid based tests, as well as new products and applications for our MassARRAY platform.

Selling and marketing expenses

Selling and marketing expenses for the three and nine months ended September 30, 2009 increased to $5.9 million and $20.2 million, respectively, as compared to $5.9 million and $18.0 million, respectively, for the same periods in 2008. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

There was minimal change in selling and marketing expenses for the three months ended September 30, 2009 compared to the same period in 2008 with minor fluctuations related to increased headcount and related costs of $0.1 million associated with building our contract sales force infrastructure for our noninvasive diagnostics business and $0.1 million for higher share-based compensation charges, offset by a decrease of $0.2 million in various sales and marketing expenditures, primarily related to reduced advertising and public relations expenses for sales and marketing projects associated with genetic analysis programs, decreased travel expenditures and lower facilities related expenses.

The increase in selling and marketing expenses of $2.2 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily was related to increased headcount and related costs of $0.6 million, increased travel and related costs of $0.5 million associated with building our contract sales force infrastructure for our noninvasive diagnostics business, increased consulting charges of $0.5 million related to our managed care and corporate branding activities and $1.2 million for higher share-based compensation charges. These increases were offset by a decrease of $0.3 million in reduced advertising and public relations expenses for sales and marketing projects associated with our noninvasive prenatal technology and a decrease of $0.4 million from adjustments to our bad debt reserve related to the collection of previously reserved receivables.

We expect our sales and marketing expenses to remain higher in 2009 compared to 2008, due to our increased headcount and related expenditures incurred during 2009 as we strengthed our sales force and built our marketing and commercial development teams for our molecular diagnostic tests.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2009 increased to $6.7 million and $21.9 million, respectively, as compared to $4.8 million and $12.5 million, respectively, for the same periods in 2008. These expenses consisted primarily of headcount and related expenses for legal, the independent investigation, finance and human resource personnel and their related department expenses.

The increase in general and administrative expenses of $1.9 million for the three months ended September 30, 2009 from the same period in 2008 was primarily due to $0.8 million of increased legal fees associated with new and ongoing litigation, as well as the independent investigation expenses, $0.3 million for increased headcount and related expenses, $0.2 million of increased insurance expense and other corporation expense, $0.3 million of higher rent and communications expenses associated with our San Diego facilities, increased consulting charges of $0.2 million and $0.2 million in higher share-based compensation charges.

The increase in general and administrative expenses of $9.4 million for the nine months ended September 30, 2009 from the same period in 2008 was primarily due to $5.9 million for increased legal fees related to new and ongoing litigation, as well as independent investigation expenses, $1.2 million in higher share-based compensation charges, $0.6 million for increased headcount and related expenses, $1.2 million for higher rent and communications expenses associated with our San Diego facilities maintenance and communications expenses, $0.2 million in increased investor relations consulting, audit and tax related expenses, $0.3 million of higher insurance and other corporation expense and $0.2 million for higher depreciation expense, offset by a decrease of $0.2 million in miscellaneous department expenses.

We expect general and administrative expenses to remain higher through the end of 2009 compared to 2008, due to the build-out of our infrastructure during 2009 to support our anticipated growth and from higher legal costs due to ongoing litigation and investigation expenses.

Restructuring expense

Restructuring expense for the three and nine months ended September 30, 2009 was $0.5 million and $1.5 million, respectively, as compared to none in the same periods in 2008. The increase in restructuring expense was due to our April 2009 reduction in our genetic analysis workforce, two office closures and other related costs. We expect to continue to experience higher margins compared to prior periods, as well as annualized reduction in costs as a result of this cost cutting initiative.

Interest income, net

Interest income, net, was $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2009, as compared to $0.5 million and $1.2 million, respectively, for the same periods in 2008. A reduction of our cash, cash equivalents and marketable securities balances in the current periods, in conjunction with changes in our investment policy and the overall reduction in the rates of return in our investment portfolio are attributable to the decreases of $0.4 million and $0.8 million, respectively, for the three and nine months ended September 30, 2009.

Loss on marketable securities

Loss on marketable securities was none and $38,000, respectively, for the three and nine months ended September 30, 2009, as compared to $0.1 million and $1.2 million, respectively, for the comparable periods in 2008. The recognized loss through the nine months ended September 30, 2009, was due to an other-than-temporary impairment of one of our investments in auction rate securities (ARS), as compared to the prior comparable periods, which was due to an other-than-temporary impairment of two of our investments in ARS. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary in our remaining auction rate security investments, we would be required to adjust the carrying value of the investment through additional impairment charges.

Other income (expense), net

Other income (expense), net, was $204,000 and $382,000, respectively, for the three and nine months ended September 30, 2009, as compared to other (expense) income, net, of $(29,000) and $(131,000), respectively, for the comparable periods in 2008. The increase in other income (expense), net, for the three and nine months ended September 30, 2009 was due to favorable realized foreign currency translations, the receipt of a research and development tax credit from the U.S. Government of $0.3 million and miscellaneous other income items, offsetting interest expense associated with our loans.

Liquidity and Capital Resources

As of September 30, 2009, our cash, cash equivalents and current marketable securities totaled $50.1 million, compared to $98.3 million at December 31, 2008. Our cash equivalents and current marketable securities are held in U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA. As of September 30, 2009, we have $5.7 million of ARS, which reflects a $3.7 million adjustment to the principal value of $9.4 million. Additional discussion with respect to the risks and uncertainties associated with our ARS is included in the “Risk Factors” in Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this report and in the notes to our condensed consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $578.9 million as of September 30, 2009. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2009, we had working capital of $53.3 million.

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

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management, research and development and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the nine months ended September 30, 2009, was $39.2 million, as compared to $22.6 million for the same period in 2008. The use of cash was primarily a result of the net loss of $52.6 million for the nine months ended September 30, 2009, adjusted for non-cash items of depreciation and amortization of $3.8 million, share-based compensation of $9.2 million, and non-cash compensation charges related to vesting of restricted stock of $0.3 million, offset by a non-cash change in deferred rent of $0.4 million and the recovery of bad debt expense of $0.1 million. The uses in our operating assets and liabilities primarily consisted of an increase in other current assets and prepaid expenses of $1.9 million and decreases in accounts payable and accrued expenses of $1.9 million and other liabilities of $0.2 million at September 30, 2009 compared to December 31, 2008. These changes were offset by decreases in accounts receivable of $3.2 million, inventory of $0.8 million and an increase in deferred revenue of $0.4 million at September 30, 2009 compared to December 31, 2008. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow on a quarterly basis for the foreseeable future.

Net cash used by investing activities was $9.2 million for the nine months ended September 30, 2009, as compared to net cash provided of $28.6 million for the same period in 2008. Other than the maturity and repurchase of $30.0 million of marketable securities, investing activities during the nine months ended September 30, 2009, consisted of purchases for capital equipment for $7.2 million and cash paid in connection with our acquisition of SensiGen, LLC of $1.9 million during the nine months ended September 30, 2009.

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2009, as compared to net cash provided by financing activities of $93.7 million for the same period in 2008. Financing activities during the nine months ended September 30, 2009, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $1.2 million and receipt of $0.4 million from a capital lease. Our cash used consisted of repayments on our asset-backed loan of $0.5 million, repayments on our capital lease of $0.1 million and repayments on our long-term debt of $0.8 million for the nine months ended September 30, 2009.

Our business will require additional investment that we have not yet secured. We anticipate that our cash, cash equivalents and current marketable securities will total approximately $39 million on December 31, 2009, which would not be sufficient to fund our operating expenses and capital expenditures through the end of 2010 if we continue our spending at our current levels. This would raise substantial doubt about our ability to continue as a going concern unless we adopt measures to conserve our cash resources and prolong our ability to operate. Our management team is in the process of reviewing our planned expenditures and operations and preparing recommendations for our board of directors to consider in an effort to conserve our cash resources. If we fail to reduce our operating expenses and capital expenditures sufficiently, our requirements for additional financing will become more urgent. The amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include but are not limited to:

•	the size of our future operating losses;

•	the level of our and our distributors’ success in selling our MassARRAY products and services and LDT services through Sequenom CMM;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new products and services and successfully reduce inventory levels of earlier products;

•	the level of our selling, general and administrative expenses including the expenses associated with the ongoing investigations and litigation;

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

•

the level of our legal expenses, litigation or any other legal proceedings, the investigation initiated by the SEC and inquiries from Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI, intellectual property protection and those expenses and any damages payments associated with litigation, including intellectual property litigation and securities related litigation;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	our ability to hold to maturity or necessity to liquidate any ARS holdings;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

General market conditions, the market price of our common stock, uncertainty about our Trisomy 21 and other diagnostic tests, the uncertainty regarding the results of ongoing litigation matters, the investigations by the SEC, Nasdaq, the Office of the U.S. Attorney for Southern District of California and the FBI, or other factors may not support capital raising transactions. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or to cease as a going concern. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted.

We evaluate goodwill for impairment on an annual basis, or more frequently if we believe indicators of impairment exist, by comparing the carrying value of our reporting unit to its estimated fair value.

At September 30, 2009, we had outstanding stand-by letters of credit with financial institutions totaling $1.1 million related to our building and operating leases, which will remain in place until the expiration of the Newton, Massachusetts building lease agreement in December 2010.

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

Consistent with our investment policy guidelines in effect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. At September 30, 2009, $9.4 million of principal was invested in ARS. The ARS held are private placement securities with various long-term nominal maturities with interest rates reset through a Dutch auction each month, except for one ARS that resets every 92 days. The monthly auctions historically have provided a liquid market for these securities. The investments in ARS represent interests in collateralized debt obligations supported by insurance securitizations and other structured credits, including corporate bonds and to a lesser degree, pools of residential and commercial mortgages. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at September 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

Due to changes in the underlying assumptions utilized in our discounted cash flow analyses and subject to the completion of an ongoing review of planned expenditures and operations for 2010 by our management, we have continued to classify our ARS investments of $5.7 million as noncurrent assets on the condensed consolidated balance sheet at September 30, 2009. Although the ARS continue to pay interest according to their stated terms, based on changes in assumptions and input from our valuation models and an analysis of other-than-temporary impairment factors, a recognized loss for other-than-temporary impairment losses of $2.6 million and $1.1 million, respectively, were charged to operations during the years ended December 31, 2008 and 2007 and did not have a material impact on our liquidity or financial flexibility for those periods. For the three and nine months ended September 30, 2009, none and $38,000, respectively, of other-than temporary impairment losses were charged to operations. Any future fluctuation in fair value related to our ARS investments would be recorded as a charge to operations as appropriate.

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

Functional currency of operations	As of September 30, 2009 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$0.6	$0.3

A movement of 10% in the U.S. dollar to AUD exchange rate would create an unrealized gain or loss of approximately $59,000. A movement of 10% in the U.S. dollar to EUR exchange rate would create an unrealized gain or loss of approximately $27,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended September 30, 2009. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

On April 29, 2009, we announced that the expected launch of our noninvasive prenatal test for Trisomy 21 had been delayed and that we were no longer relying on our previously announced test data and results for that test. We also announced that our board of directors had formed a special committee of independent directors to oversee an independent investigation and that the committee had engaged independent counsel to assist the committee in the conduct of the investigation. The investigation has been completed. Based on the committee’s work and recommendations, the independent members of our board of directors have concluded that as a result of our attempted transition from researching potential molecular diagnostic tests to developing and commercializing those tests, we failed to put in place adequate protocols and controls for the conduct of studies in the Trisomy 21 program at our company. Certain employees also failed to provide adequate supervision. In the absence of such protocols, controls and supervision, the test data and results in our Trisomy 21 program included inadequately substantiated claims, inconsistencies and errors. Due to deficiencies in our disclosure controls and procedures, in a number of instances such test data and results were reported to the public in our press releases and other public statements.

As a result of the investigation and in connection with our regular quarterly procedures, we have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934, as amended (the Exchange Act) and the rules and regulations of the SEC. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer as of September 30, 2009. Our principal executive officer and principal financial and accounting officer have concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of September 30, 2009, and were not sufficient to ensure that information required to be disclosed by us in reports that we file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

At the recommendation of the special committee, our board of directors has begun implementing, among other things, new disclosure controls and procedures. Our new disclosure controls and procedures have been designed to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the SEC in the manner and within the time periods specified in the SEC’s rules and forms. Our new disclosure controls and procedures are also designed to ensure that the information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We also maintain internal controls and procedures that are designed to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported in conformity with accounting principles generally accepted in the United States.

Our management does not expect that our new disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change.

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

In February 2009, liaison counsel for plaintiffs informed the District Court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the District Court. In April 2009, the parties submitted a tentative settlement agreement to the District Court and moved for preliminary approval thereof. In June 2009, the District Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. The District Court held a final fairness hearing in September 2009 and granted final approval of the settlement in October 2009. Objectors will have 30 days to appeal this ruling although they may request up to an additional 30 days. If no appeal is filed, the settlement will become effective and will result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance

In October 2008, we filed a patent infringement suit against Ibis Biosciences, Inc. (IBIS), formerly a subsidiary of Isis Pharmaceuticals, Inc. The complaint was served on the defendant in February 2009. IBIS has been acquired by Abbott Molecular. The lawsuit was filed in the U.S. District Court for the District of Delaware. The lawsuit alleged that the sale or offer for sale of the Ibis T5000 Biosensor System and related technology infringes three U.S. patents: 6,300,076, 6,500,621 and 7,419,787. Defendant has filed an answer and counterclaims against us seeking declaratory judgments that the patents are not infringed and are invalid and/or unenforceable. We sought a permanent injunction enjoining the defendant from further infringement and monetary damages, including enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. On October 22, 2009, we and IBIS entered into a non-exclusive license and settlement agreement and the court dismissed with prejudice all claims and counterclaims in the lawsuit. Pursuant to the terms of the agreement, we have agreed to grant IBIS and its affiliates a non-exclusive license under the three mass spectrometry-based patents involved in the lawsuit and certain pending mass-spectrometry-based applications and foreign counterparts to manufacture, use, practice, sell, offer to sell, and import products and methods protected by the licensed patents. As part of the agreement, we have also agreed to dismiss the litigation with prejudice and have granted IBIS, and its affiliates, immunity from suit for patent infringement for past, present or future damages related to the IBIS T5000 Biosensor System and T6000 System. Additionally under the agreement, IBIS has agreed to pay us $1.0 million.

In April 2009, we announced that the expected launch of our test for Trisomy 21 (Down syndrome) had been delayed and that we were no longer relying on our previously announced test data and results for that test. We also announced that our Board of Directors had formed a special committee of independent directors to oversee an independent investigation of activity related to the test data and results and that the committee had engaged independent counsel to assist the committee in the conduct of the investigation. On September 28, 2009, we announced that the committee’s investigation had been completed. Based on the committee’s work and recommendations, the independent directors concluded that as a result of our attempted transition from researching potential molecular diagnostic tests to developing and commercializing those tests, we failed to put in place adequate protocols and controls for the conduct of studies in the Trisomy 21 program at our company. Certain of our employees also failed to provide adequate supervision. In the absence of such protocols, controls and supervision, the test data and results in our Trisomy 21 program included inadequately substantiated claims, inconsistencies and errors. Due to deficiencies in our disclosure controls and procedures, in a number of instances such test data and results were reported to the public in our press releases and other public statements. At the recommendation of the special committee, our Board of Directors has begun implementing a number of remedial measures including:

•	new disclosure controls and procedures;

•	changes in our organizational and reporting structure;

•	enhanced training in ethics and scientific processes for our employees;

•	new procedures for the conduct of research and development and clinical studies, including increased roles and responsibilities for independent third parties;

•	new procedures for the storage and management of samples for testing; and

•	creation of a science committee of our board of directors to oversee our research and development strategy and activities.

We also terminated the employment of our president and chief executive officer, Harry Stylli, Ph.D., and our senior vice president of research and development, Elizabeth Dragon, Ph.D., effective immediately. In connection with the termination of Dr. Stylli’s employment, Dr. Stylli resigned as a director. We also obtained the resignation of our chief financial officer, Paul Hawran. We also terminated the employment of three other employees and obtained the resignation of one other officer. While each of these officers and employees denied wrongdoing, the committee’s investigation raised serious concerns, resulting in a loss of confidence by the independent directors in the personnel involved.

Our board of directors appointed our chairman of the board, Harry F. Hixson, Jr., Ph.D., to serve as our interim chief executive officer. Our board of directors appointed Ronald M. Lindsay, Ph.D., one of our directors, to serve as our interim senior vice president of research and development. Our board of directors appointed Paul V. Maier as our interim chief financial officer effective November 10, 2009. Mr. Maier will serve as a consultant to us until November 10, 2009. Our controller, Justin J. File, was designated as our principal financial and accounting officer until the effective date of Mr. Maier’s appointment as interim chief financial officer.

Following our April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On September 1, 2009, the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, S.D. Cal. Case No. 09-CV-0921 LAB (WMc) and a lead plaintiff was appointed. The lead plaintiff has been given until November 12, 2009, to file a consolidated complaint. We will vigorously defend against the claims advanced and intend to file a motion to dismiss the consolidated complaint.

In May 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against our directors and certain of our officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and have been consolidated in a single court. On July 1, 2009, the first of three shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions have been transferred to a single court under the caption In re Sequenom, Inc. Derivative Litigation, S.D. Cal. Case No. 09-CV-1341 LAB (WMc) and plaintiffs filed a single consolidated complaint. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We have not yet responded to the Derivative Actions, but will vigorously defend against the claims advanced.

In June 2009, we received written notification that the Enforcement Staff of the SEC has initiated an investigation following our April 2009 announcement regarding our Trisomy 21 test under development. Following our September 2009 announcement, members of the special committee and its independent counsel met with the SEC staff in connection with its investigation. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to cooperate fully with the SEC in this matter.

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

Following our September 2009 announcement, representatives of the Office of the U.S. Attorney for the Southern District of California contacted us to inquire about the announcement. We have met with representatives of the U.S. Attorney and the Federal Bureau of Investigation (FBI) in connection with their investigations. We intend to cooperate fully with the U.S. Attorney and the FBI in this matter.

Following our September 2009 announcement, representatives of Nasdaq also contacted us to inquire about the announcement. We have met with representatives from Nasdaq in connection with their investigation and we intend to cooperate fully with Nasdaq in this matter.

We have been named as a defendant in a complaint filed on October 28, 2009, by plaintiff Xenomics, Inc. in the Supreme Court of the State of New York. In the complaint, the plaintiff alleges that due to materially false and misleading statements regarding our Trisomy 21 test under development, we have breached the license agreement entered into by the parties on October 29, 2008, which provides us with exclusively licensed patent rights for the use of fetal nucleic acids obtained from maternal urine, and that the plaintiff has suffered damages as a result. The plaintiff is seeking equitable relief and $300 million in damages. We have not yet been served with the complaint. We intend to vigorously defend against the claims advanced.

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

Our business will require additional investment that we have not yet secured. We anticipate that our cash, cash equivalents and current marketable securities will total approximately $39 million on December 31, 2009, which would not be sufficient to fund our operating expenses and capital expenditures through the end of 2010 if we continue our spending at our current levels. This would raise substantial doubt about our ability to continue as a going concern unless we adopt measures to conserve our cash resources and prolong our ability to operate. Our management team is reviewing our planned expenditures and operations and preparing recommendations for our board of directors to consider in an effort to conserve our cash resources. If we fail to reduce our operating expenses and capital expenditures sufficiently, our requirements for additional financing will become more urgent. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. These factors include but are not limited to:

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

•

the level of our legal expenses, including those expenses associated with the completion of the independent investigation, the investigations by the SEC, Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI, intellectual property protection, securities class actions and those expenses and any damages payments associated with litigation;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	our ability hold to maturity or necessity to liquidate any ARS holdings;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

General market conditions, the market price of our common stock, uncertainty about our Trisomy 21 and other diagnostic tests, the uncertainty regarding the results of ongoing litigation matters, the investigations by the SEC, Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining shareholder approval. There can be no assurance that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.

*Uncertainty regarding our Trisomy 21 test could materially adversely affect our business, financial condition and results of operations.

We have announced that previously announced test data and results for our noninvasive prenatal test for Trisomy 21 cannot be relied on and that the launch of the test will be delayed. While we are continuing our research and development program for the test, we are unable to provide guidance on the timetable for completing this program or for the potential commercialization of the test. The launch of the test will require the completion of certain clinical development and commercialization activities, including the efforts of collaborative partners on which we rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of this test or that we will be able to maintain the collaborative relationships that are essential to our clinical development efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or raise enough capital to complete clinical development or commercialization for this test. Any failure to complete clinical development or commercialization of our Trisomy 21 test could have a material adverse effect on our business, operating results or financial condition.

The launch of any of our diagnostic tests under development will require the completion of certain clinical development and commercialization activities and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any test under development or that we will have sufficient cash resources to do so. We can give no assurance that we will not have to reduce other expenditures or raise additional capital to do so or that we will be able to reduce our expenditures sufficiently or raise enough capital to complete clinical development or commercialization for any test. Any failure to complete clinical development or commercialization of a test could have a material adverse effect on our business, operating results or financial condition.

*We and certain of our executive officers and directors have been named as defendants in recently initiated securities class actions that could result in substantial costs and divert management’s attention.

We are aware of lawsuits in which we, and certain of our executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding our Trisomy 21 test under development. We intend to engage in a vigorous defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

*We are the subject of an investigation by the SEC and have been contacted by representatives of Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI, each of which could adversely affect our reputation, business prospects, operating results, or financial condition.

In June 2009, we received written notification that the staff of the SEC has initiated an investigation relating to our April 29, 2009 announcement regarding our Trisomy 21 test under development. As part of this investigation, the SEC staff is also requiring us to produce information with respect to our announcements relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to continue to cooperate fully with the SEC on its investigation. Following our announcement on September 28, 2009 regarding the completion of the independent investigation by the special committee of our board of directors, representatives of Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI separately contacted us to inquire about our announcement. We intend to continue to cooperate fully with Nasdaq, the U.S. Attorney and the FBI. We cannot predict the duration, scope or outcome of the investigations by the SEC, Nasdaq, the U.S. Attorney and the FBI. If these matters continue for a prolonged period of time, it may have an adverse impact on our reputation, business prospects, operating results or financial condition regardless of the ultimate outcome of these matters. In the event that the investigations by the SEC, Nasdaq, the U.S. Attorney or the FBI leads to action against us, any current or former officer or director, our reputation, business prospects, operating results or financial condition may be adversely impacted. These matters may result in the incurrence of significant legal expenses and the diversion of management’s attention from our business, and are likely to have a negative effect on employee morale.

*We have limited experience.

Many of our technologies, particularly our noninvasive prenatal and other molecular diagnostic technologies, are at an early stage of discovery and development. We continue to develop and commercialize new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY platform and potentially other platforms and we have limited or no experience in these applications of our technology and operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience, in developing new products and applications, we may not effectively execute on or focus our research and development efforts, properly model new opportunities to ensure appropriate resource allocation, create products that are appropriately developed to meet customer needs, perform adequate and timely validation testing of such products and applications, ensure appropriate communication between different departments responsible for commercialization activities, implement effective product launch or sales strategies, effectively design and manufacture products that achieve commercial success, or take other actions that ultimately lead to commercial success of any new products or applications that we develop. We may face setbacks in the development and commercialization of our noninvasive prenatal and other molecular diagnostic tests and technologies. As previously announced, we are no longer relying on certain prior studies and will need to perform additional validation studies of our Trisomy 21 test prior to commercialization. We need to make significant investments to ensure our genetic analysis products and applications and our diagnostics tests perform properly and are cost-effective, and we or our partners will likely need to apply for and obtain certain regulatory approvals to sell our products for diagnostic applications and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted or satisfy customers in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

*We may not be able to generate any revenue from noninvasive prenatal diagnostic tests or any other tests we may develop.

Our business is substantially dependant on our ability to develop and launch our research-use-only and diagnostic tests. We have committed significant research and development resources to the development of research-use-only and diagnostic tests, particularly noninvasive prenatal tests, for use on our MassARRAY system and other platforms. Although our licensed partner launched the first research-use-only test, a test for Rhesus D using a reverse transcription polymerase chain reaction (RT-PCR) platform in early 2008, there is no guarantee that our partner or we will successfully generate significant revenues from this or any other tests for any use. In September 2009, we launched a carrier screening LDT for Cystic Fibrosis through our CAP/CLIA certified laboratory. We plan to launch through our CAP/CLIA certified laboratory noninvasive prenatal screening LDTs for Rhesus D and fetal sex determination in the late first quarter or early second quarter of 2010. We also plan to launch through our CAP/CLIA certified laboratory a noninvasive prenatal screening LDT for Trisomy 21 and additional tests in the future. However, there is no guarantee that we will be able to successfully launch these or other diagnostic tests on anticipated timelines or at all. We have no experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal research-use-only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop noninvasive prenatal research-use-only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including the following:

•	the outcome of the pending lawsuits, SEC investigation and the investigations by Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI;

•	our ability to successfully implement the remedial measures recommended by the special committee following our independent investigation and the effectiveness of those measures;

•	the availability of adequate study samples for validation studies for any diagnostic tests we develop;

•

reliance on our Sequenom Center for Molecular Medicine, or Sequenom CMM, and third-party CLIA certified laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on Sequenom CMM and third parties to manufacture any noninvasive prenatal research-use-only or diagnostic or other tests that we may develop;

•

our ability to establish and maintain adequate infrastructure to support the commercial launch and sale of our diagnostic tests through Sequenom CMM or a third-party CLIA certified laboratory, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

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

•	our ability to clinically validate any potential noninvasive prenatal or other diagnostic related products and obtain regulatory approval of any potential diagnostic products; and

•	expenses related to the pending lawsuits, the investigations by the SEC, Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI.

Further, our revenues and operating results are difficult to predict because they depend on the number, timing, and type of MassARRAY system placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors. We experienced reduced demand for our MassARRAY systems during the first nine months of 2009 as a result of the current economic environment and are uncertain whether demand for our products and services will further deteriorate in future periods as a result of the weak economy or other factors. The absence of or delay in generating revenues could cause significant variations in our operating results from year to year and could result in increased operating losses.

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

The demand for MassARRAY systems has declined over time, and any continued or further decline in demand will further reduce our total revenues. We expect that sales of MassARRAY systems and consumables will account for most of our total revenues through at least the remainder of the year and perhaps thereafter, unless and until our noninvasive prenatal laboratory developed tests are launched, if at all, and revenues from those tests are generated and increase over time, if at all. The following factors, among others, would further reduce the demand for MassARRAY products and services:

•	continued unstable, weak, or deteriorating economic conditions and fiscal policies or changes in fiscal policies that negatively impact customer buying decisions;

•	competition from other products and service providers or failure of our products or applications or services; and

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers, with respect to enabling or performing, or with respect to the completion of the independent investigation, the investigations by the SEC, Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI, ongoing litigation matters or developments or events in our prenatal diagnostic and other programs.

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 59% and 57% of our total revenues for the three and nine months ended September 30, 2009, respectively, as compared to 43% and 42% of our total revenues for the three and nine months ended September 30, 2008, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

•

any negative publicity with respect to ongoing litigation matters, the completion of our independent investigation, the SEC investigations, the investigations by Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI or developments or events in our prenatal diagnostic and other programs;

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

We plan to validate LDT assays and commercialize them through Sequenom CMM, our CLIA certified laboratory located in Grand Rapids, Michigan. We only recently acquired Sequenom CMM in 2008 and as a result have little experience operating a CLIA certified laboratory. Because there is substantial distance between Sequenom CMM and us, we may have logistical and operational challenges in effectively managing and operating Sequenom CMM. If we are unable to successfully transfer our diagnostic technology and tests to Sequenom CMM for validation or if Sequenom CMM is unable to successfully validate any LDT or other tests that we intend to commercialize through Sequenom CMM, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM’s infrastructure, it is possible that we may not have adequate infrastructure in place for the commercial launch and sale of any diagnostic tests that we develop through Sequenom CMM. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate Sequenom CMM and obtain and maintain required regulatory approvals.

Sequenom CMM as a clinical laboratory is subject to CLIA, which is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Sequenom CMM is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each require that you obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain or maintain licenses from these states or there is delay in obtaining such licenses, we will not be able to process any samples from patients located in those states until we have obtained the requisite licenses. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

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

We initially plan to validate assays and commercialize them in the form of LDTs through Sequenom CMM or a third-party CLIA certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of the safe and effective use of LDTs, the FDA and the U.S. Department of Health and Human Services have been reviewing their approach to regulation in the area of genetic testing and LDTs, and the laws and regulations may undergo change in the near future. Although we have no current plans to utilize in our LDT strategy analyte specific reagents (ASRs) or In Vitro Diagnostic Multivariate Index Assays (IVDMIAs), which have been the focus of recent reforms and enforcement actions by the FDA, we cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. Concurrently with our LDT commercialization activities, we plan to conduct the development, validation, and other activities necessary to file submissions with the FDA seeking approval for selected diagnostic tests. If we are unable to successfully launch any diagnostic tests as LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

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

*Because we exclusively licensed our noninvasive prenatal diagnostic and gender determination testing rights from Isis Innovation Limited any dispute with Isis may adversely affect our ability to develop and commercialize diagnostic tests based on these licensed rights.

In October 2005, we entered into an exclusive license to noninvasive prenatal diagnostic rights (United States Patent No. 6,258,540 and foreign equivalents) with Isis Innovation Limited (Isis) which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for noninvasive prenatal gender determination testing for social and lifestyle purposes. On November 3, 2009, we entered into a third amendment to modify certain time-based commercial launch milestones relating to aneuploidy and other products. In exchange for this modification, we have agreed to make an immediate one-time payment of $1,000,000, increase royalty payments under the agreement during the final 12 months of the patent term and increase the specified minimum royalty amounts. We intend to use the rights that we acquired under the license to develop noninvasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve the commercial launch milestones, as modified, in a timely manner, our ability to exclusively commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these diagnostic tests.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products to potentially advance our disease gene discoveries and related targets toward drug or diagnostic development. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 and foreign equivalents), to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, particularly with respect to our planned test for Trisomy 21, we risk losing our exclusive license rights from Isis. We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications and generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business.

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

Genetic testing, including gender determination and Trisomy 21 testing, has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.

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

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies or products obsolete. Our recent announcement of the delay in the expected launch of our Trisomy 21 test may adversely affect our competitive position and the market acceptance of any tests that we may commercialize.

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

* If we cannot attract and retain highly-skilled personnel, our growth might not proceed as rapidly as we intend and our business may be adversely affected.

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. Following the completion of the investigation by the special committee of our board of directors, a number of our senior officers and members of the research and development program for our Trisomy 21 test have left our company. We have asked two of our directors, Harry F. Hixson, Jr. and Ronald M. Lindsay, to serve our company as interim chief executive officer and interim senior vice president of research and development, respectively, and have appointed Paul V. Maier as our interim chief financial officer effective November 10, 2009. When we seek to hire personnel to fill these positions on a permanent basis, we can give no assurance that we will be able to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. The announcement of the results of the investigation and the departure of the officers and employees has had negative effect on employee morale. If we lose additional key employees or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

*If we do not effectively manage our business as it evolves, it could affect our ability to pursue opportunities and expand our business.

Evolution in our business, particularly our attempted transition to developing and commercializing molecular diagnostic tests, has placed and may continue to place a significant strain on our personnel, facilities, management systems, information technology infrastructure, disclosure controls, internal controls and resources. We will need to successfully implement the remedial measures recommended by the special committee following our independent investigation and we will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce. We will have to maintain close coordination among our various departments. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products as well as the significant restructuring changes and other significant events that we have experienced, our ability to pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.

*We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 43% and 50% of our sales were made outside of the United States during the three and nine months ended September 30, 2009, respectively, compared to 42% and 46% for the three and nine months ended September 30, 2008, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations also involve a number of risks not typically present in domestic operations, including:

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

As of September 30, 2009, our marketable securities classified as noncurrent consist of $9.4 million of ARS issued primarily by municipalities and insurance companies that have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset, which have been reduced by impairment charges of approximately $3.7 million reflecting the change in market value.

The recent negative conditions in the global credit markets and the financial services industry have prevented some investors from liquidating their holdings, including their holdings of ARS. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. Although the ARS have continued to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, recognized losses of approximately $2.6 million and $1.1 million were recorded for the years ended December 31, 2008 and 2007, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. For the three and nine months ended September 30, 2009, none and $38,000, respectively, of other-than temporary impairment losses were charged to operations. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to further adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings. There is no guarantee that we will be able to liquidate our remaining ARS or might have to incur further recognized losses. It is possible that our ARS investments may be subject to credit rating downgrades, which could also affect the value of the securities and any ability we may have to liquidate these securities in the future.

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

•	the status of litigation against us and certain of our executive officers and directors, or that we are pursuing against others;

•	our ability to successfully implement the remedial measures recommended by the special committee following our independent investigation and the effectiveness of those measures;

•

the status, duration, scope and outcome of the SEC investigation that has been initiated following our April 2009 announcement regarding our Trisomy 21 test and the investigations by Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI following our September 28, 2009 announcement regarding the completion of our independent investigation;

•	securities analysts’ earnings projections or securities analysts’ recommendations; and

•	general market conditions, including the recent crisis in global financial markets.

The stock market in general, and The NASDAQ Global Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. We have subsequently been named as defendants in various lawsuits alleging violations of federal securities laws related to alleged false and misleading statements regarding our Trisomy 21 test under development and are the subject of investigations by the SEC, Nasdaq, the Office of the U.S. Attorney for the Southern District of California and the FBI. Such litigation and investigations could result in substantial expenses and other liabilities and a diversion of management’s attention and resources, which would seriously harm our business, financial condition, and results of operations.

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

Sequenom, Inc.

Dated: November 9, 2009	By:	/s/ JUSTIN J. FILE
Justin J. File
Controller
(Principal Financial and Accounting Officer)