Form 10-Q
period 2010-03-31
SEQUENOM INC
filed 2010-05-07
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2010, was 62,175,707.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,837	$26,919
Marketable securities	330	15,762
Restricted cash	1,374	1,372
Accounts receivable, net	8,602	8,510
Inventories, net	6,136	7,722
Other current assets and prepaid expenses	2,806	2,598

Total current assets	48,085	62,883
Equipment and leasehold improvements, net	10,755	11,811
Intangible assets, net	1,066	1,172
Goodwill	10,007	10,007
Other assets	758	772

Total assets	$70,671	$86,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,794	$6,064
Accrued expenses	7,028	7,658
Deferred revenue	2,090	1,871
Current portion of debt and obligations	1,210	1,320
Other current liabilities	435	544

Total current liabilities	15,557	17,457
Deferred revenue, less current portion	310	304
Other long-term liabilities	3,193	3,389
Long-term portion of debt and obligations	1,578	1,837
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 62,153,518 and 61,988,473 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	62	62
Additional paid-in capital	663,386	659,798
Accumulated other comprehensive income	820	1,084
Accumulated deficit	(614,235)	(597,286)

Total stockholders’ equity	50,033	63,658

Total liabilities and stockholders’ equity	$70,671	$86,645

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Revenues:
Consumables	$5,143	$4,722
MassARRAY and other product related	4,776	3,126
Contract research services	481	837
Diagnostic	204	—
Research and other	6	3

Total revenues	10,610	8,688

Costs and expenses:
Cost of consumables and products revenue	3,962	2,386
Cost of contract research services revenue	114	1,038
Cost of diagnostic revenue	1,181	—
Research and development	11,191	8,780
Selling and marketing	6,188	7,319
General and administrative	4,894	6,942

Total costs and expenses	27,530	26,465

Loss from operations	(16,920)	(17,777)
Interest income, net	9	193
Gain on sale of marketable securities	96	—
Other (expense) income, net	(100)	115

Loss before income taxes	(16,915)	(17,469)
Income tax expense	(33)	(20)

Net loss	$(16,948)	$(17,489)

Net loss per common share, basic and diluted	$(0.27)	$(0.29)

Weighted average shares outstanding, basic and diluted	62,085	61,014

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Operating activities
Net loss	$(16,948)	$(17,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,422	2,969
Restricted stock	595	242
Depreciation and amortization	1,361	1,348
Deferred rent	(167)	(134)
Other non-cash items	3	3
Changes in operating assets and liabilities:
Accounts receivable, net	(302)	2,150
Inventories, net	1,530	—
Prepaid expenses and other assets	(210)	(670)
Accounts payable and accrued expenses	(1,846)	(1,398)
Deferred revenue	276	448
Other liabilities	(139)	(123)

Net cash used in operating activities	(13,425)	(12,654)
Investing activities
Purchases of equipment and leasehold improvements	(223)	(2,792)
Cash paid for acquisition – SensiGen, LLC	—	(1,887)
Purchases of marketable securities	(19)	(98)
Sales of marketable securities	471	—
Maturity of marketable securities	15,000	—
Net change in restricted cash	(3)	2

Net cash provided by (used in) investing activities	15,226	(4,775)
Financing activities
Proceeds from exercise of stock options and ESPP purchases	570	750
Payments on debt	(342)	(156)
Payments on capital lease obligation	(28)	—

Net cash provided by financing activities	200	594

Net increase (decrease) in cash and cash equivalents	2,001	(16,835)
Effect of exchange rate changes on cash and cash equivalents	(83)	(274)
Cash and cash equivalents at beginning of period	26,919	68,338

Cash and cash equivalents at end of period	$28,837	$51,229

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial information have been included.  Interim results are not necessarily indicative of results for a full year or any other period(s). Certain reclassifications have been made to the prior period amounts in order to conform to the current presentation.

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through March 31, 2010, we had accumulated losses of approximately $614.2 million. Management expects to incur further losses for the foreseeable future. We believe based on our current projections that our cash, cash equivalents and marketable securities at March 31, 2010 may not be sufficient to fund our obligations through the third quarter of 2010 and intend to pursue raising additional capital during 2010. We expect to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and/or collaborative agreements with partners in order to be able to sustain our operations until we can achieve profitability and positive cash flows, if ever.

We plan to seek additional debt and/or equity financing through private or public offerings, but we cannot assure you that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (SEC) on March 16, 2010.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to inventory valuation and warranty liabilities, which affects cost of sales and gross margin; the allowance for doubtful accounts, which affects revenue recognition; our discounted cash flow analysis valuation model, which affects the valuation of our marketable securities; and the valuation of deferred income taxes, which affects income tax expense and benefit. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making informed judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued additional guidance that amended certain recognition and disclosure requirements. This amendment eliminated the requirement for public companies to disclose the date through which subsequent events have been evaluated. As required, we will continue to evaluate subsequent events through the date of the issuance of our condensed consolidated financial statements, however, consistent with the guidance this date will no longer be disclosed. This amendment was effective upon issuance and the adoption did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires ongoing reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. We adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which we currently conduct business and collaborations are variable interest entities.

New Accounting Standards Not Yet Adopted

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance will be effective for fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2011, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted. We have not yet evaluated the potential impact of adopting this guidance on our condensed consolidated financial statements.

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2011, with earlier application permitted. We have not yet evaluated the potential impact of adopting this guidance on our condensed consolidated financial statements.

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $614.2 million as of March 31, 2010. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2010, we had available cash, cash equivalents and current marketable securities totaling $29.2 million and working capital of $32.5 million.

(3) Business Segment Information

At December 31, 2009, we reevaluated our segment reporting in light of changes to our management structure, internal performance reporting and incentive compensation plans that became effective in 2009. Prior to 2009, our business had been reported as a single segment with operating performance measured as a single unit and management incentive plans that were based on total life sciences segment performance. With changes during 2009, we are now reporting results for two life sciences segments, Molecular Diagnostics and Genetic Analysis.

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

These reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to senior management operating decision makers to make decisions as to the allocation of resources and to assess performance.

Revenue for Molecular Diagnostics is generated from customers located within the United States. Revenue for Genetic Analysis is generated from customers and/or distributors located in North America, Europe and Asia.

We evaluate performance and allocate resources based on total segment revenue, operating expenses and operating profit or loss exclusive of general and administrative expenses, other indirect overhead costs and restructuring charges, which are not allocated to our segments for performance assessment by our chief operating decision maker. No evaluation of segment performance or allocation of resources is done in consideration of segment assets. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segment performance using discrete asset information. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are immaterial.

Unallocated operating loss consists of general and administrative expenses, share-based compensation, indirect overhead expenses and unabsorbed costs. The following table sets forth for the three months ended March 31, 2010 and 2009, respectively, our revenues and operating loss from our Molecular Diagnostic and Genetic Analysis segments:

	Three months ended March 31,
	2010	2009
Revenues:
Molecular Diagnostics	$204	$—
Genetic Analysis	10,406	8,688

Total revenues	$10,610	$8,688

Operating loss:
Molecular Diagnostics	$(8,958)	$(5,549)
Genetic Analysis	2,107	(1,295)
Unallocated	(10,069)	(10,933)

Total operating loss	$(16,920)	$(17,777)

(4) Restructuring

In April 2009, we announced that we had reduced our genetic analysis employee workforce in accordance with our initiative to reduce costs and restructure our workforce in our Genetic Analysis business segment. Severance related charges of $0.6 million were included in the aggregate restructuring charges of $1.6 million recognized in our consolidated statement of operations for the year ended December 31, 2009.

The beginning balance for accrued facilities related restructuring costs prior to the April 2009 reduction in workforce consisted of a $0.4 million in accrued facility exit costs associated with exiting our lease commitments for the Boston, Massachusetts facility. This facility was initially leased in conjunction with the acquisition of Gemini Genomics, plc in 2001.

The April 2009 reduction in workforce included the closure of our leased facility near Boston, Massachusetts, with lease expiration on December 31, 2010, as well as the closure of our office located in New Delhi, India during the second quarter of 2009. The following table sets forth the remaining liabilities associated with our restructuring activities as of March 31, 2010, which are included within other current and long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

Description	Facilities	Other	Total
Balance at December 31, 2009	$535	$55	$590
Cash payments	(134)	(1)	(135)

Balance at March 31, 2010	$401	$54	$455

(5) Acquisition

SensiGen, LLC

On February 27, 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The assets are now part of our wholly-owned subsidiary, Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid SensiGen cash consideration of approximately $1.9 million, which included a loan advance of $340,000, and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million is contingently payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). In June 2009 we satisfied one of the triggering events related to the Agreement with a cash payment of $130,000. This triggering event had previously been recorded at a fair value of $130,000 during our initial fair value measurement of contingent consideration associated with the allocation of purchase price. After the payment of this triggering event, our remaining fair value of contingent consideration in the allocation of purchase price at the date of closing was $27,000. For the year ended December 31, 2009, we increased our contingent consideration liability for two triggering events by $514,000, which was recognized as a component of research and development ($260,000) and general and administrative expenses ($254,000). During the first quarter of 2010, we satisfied our obligations associated with these two triggering events with an aggregate cash payment of $520,000. As of March 31, 2010, we currently have $21,000 recorded as our fair value estimate for the remaining contingent consideration associated with the SensiGen acquisition, which is further discussed below.

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

The acquisition of the SensiGen assets provided us with intellectual property related to certain molecular diagnostics for women’s health and cancer and contributed to the valuation of the purchase price for the acquisition of SensiGen, which resulted in the recognition of goodwill of approximately $6.9 million.

The total purchase consideration consisted of (in thousands, except share and per share data):

Cash paid to SensiGen	$1,887
Sequenom common stock issued on the closing date (92,679 shares at $20.94 per share)	1,941
Assumed liabilities	3,242
Write-off of pre-existing receivables	403

Total purchase price	$7,473

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

Net identifiable tangible assets	$613
Goodwill	6,860

7,473
Fair value of contingent consideration	157

Total consideration	$7,630

At each reporting date, we re-measure the contingent consideration liability at fair value, until the contingency is resolved with the changes in fair value recognized as a charge to operations in the current period. This analysis, which includes a probability assessment regarding the likelihood of payment and a discounted present value factor, concluded that based on currently available information the fair value of the remaining contingent consideration payable upon certain triggering events was $21,000 as of March 31, 2010.

(6) Marketable Securities and Fair Value Measurements

Marketable securities

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. As a result, at March 31, 2010 and December 31, 2009, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

Historically, we have invested in auction rate securities (ARS), commercial paper of prime quality, certificates of deposit, guaranteed bankers acceptance and U.S. Government instruments, and by policy, limit the amount of credit exposure to any one issuer. In April 2008, we revised our investment policy to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. Government securities with ratings of AAA, and repurchase agreements collateralized by U.S. Government securities with ratings of AAA at the time of acquisition. Our investment policy includes a minimum quality rating for all new investments, as well as limits the amount of credit exposure to only issuances from the U.S. Government. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. At March 31, 2010 and December 31, 2009, $2.0 million and $4.3 million of principal were invested in ARS, respectively. Our remaining ARS as of March 31, 2010, is a private placement security with a long-term nominal maturity in 2028 and with an interest rate that resets through a Dutch auction each month and represents an interest in collateralized debt obligations supported by insurance securitizations. Consistent with our investment policy guidelines in effect when originally purchased, the ARS investments held by us all had AAA/AA credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the $2.0 million ARS held by us at March 31, 2010, has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate these securities. As a result, our ARS has an estimated fair value as of March 31, 2010 of $0.

During the first quarter of 2010, we sold two ARS investments with an aggregate principal value of $2.3 million, but an estimated fair value of $0.5 million. These sales resulted in a gain on the sale of approximately $0.1 million. For the three months ended March 31, 2010, no other-than-temporary impairment losses were charged to operations and there are no accumulated unrealized losses in other comprehensive income related to our investments in ARS.

Fair Value Measurements

We measure fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy has also been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are described as:

Level 1 - Quoted prices in active markets for identical assets or liabilities. We have determined that our investments in money market accounts, certificates of deposit and U.S. Government securities meet the criteria for definition within the Level 1 hierarchy.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We have no investments that meet the criteria for definition within the Level 2 hierarchy as of March 31, 2010. As of December 31, 2009, our investments in ARS that were sold in the first quarter of 2010 and had moderate secondary market activity met the criteria for definition within the Level 2 hierarchy.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have determined that our investments in ARS with an estimated fair value of $0 at March 31, 2010, meet the criteria for definition within Level 3 hierarchy.

The fair value of our investments in ARS instruments was estimated utilizing a discounted cash flow analysis valuation model as of March 31, 2010. This analysis considers, among other items, the collateralization underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities, net of cash, that were accounted for at fair value on a recurring basis as of March 31, 2010 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$22,433	$22,433	$—	$—
Marketable securities, current[1]	327	327	—	—
Restricted cash (current and long-term)	1,422	1,422	—	—

Total	$24,182	$24,182	$—	$—

1	Gains or losses considered to be temporary are recorded to other comprehensive income (loss) at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

The following table sets forth our financial assets and liabilities, net of cash, that were accounted for at fair value on a recurring basis as of December 31, 2009 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$14,941	$14,941	$—	$—
Marketable securities, current[1]	15,762	15,291	471	—
Restricted cash (current and long-term)	1,419	1,419	—	—

Total	$32,122	$31,651	$471	$—

1	Gains or losses considered to be temporary are recorded to other comprehensive income (loss) at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

There were no transfers within Level 2 or 3 fair value assets or liabilities nor were there realized or unrealized gains or losses within Level 2 fair value assets or liabilities for the three months ended March 31, 2010. A realized gain of $95,500 on a Level 3 asset with an estimated fair value of $0 was recognized in the three months ended March 31, 2010. There were no realized losses or unrealized gains or losses on Level 3 fair value assets or liabilities for the three months ending March 31, 2010.

(7) Comprehensive Loss

We disclose comprehensive loss and its components, which includes net loss, unrealized gains and losses on investments and foreign currency translation gains and losses as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2010	2009
	(Unaudited)
Net loss	$(16,948)	$(17,489)
Unrealized gain (loss) on available-for-sale marketable securities	20	(89)
Foreign currency translation adjustments	(284)	(601)

Comprehensive loss	$(17,212)	$(18,179)

(8) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of exercisable stock options of 3,757,299, warrants of 59,035 and restricted stock of 1,226,721 were not included in the computation of diluted net loss per share as their effect was anti-dilutive for all periods presented.

(9) Stockholders’ Equity

In March 2009, our Board of Directors adopted a Share Purchase Rights Plan (the Rights Plan). The terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a Right) for each outstanding share of our common stock, par value $0.001 per share. Common shares that are newly issued after the record date of March 20, 2009, also carry Rights.

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

(10) Share-Based Compensation

We maintain several share-based compensation plans for the grant of incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The estimated fair value of share-based payments is measured at the grant date using the Black-Scholes option pricing model and the portion that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period.

For the three months ended March 31, 2010 and 2009, we recorded $2.3 million and $2.8 million of compensation expense related to our share-based compensation awards, respectively. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expenses ($0.9 million and $0.8 million), selling and marketing expenses ($0.7 million and $0.8 million) and general and administrative expenses ($0.7 million and $1.2 million) for the three months ended March 31, 2010 and 2009, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

The fair value of options granted to non-employees is estimated at the measurement date using the Black-Scholes pricing model. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2010 and 2009, was $80,000 and $176,000, respectively, and is included in research and development expenses ($13,000 and $49,000), in sales and marketing expenses ($56,500 and $127,000), and in general and administrative expenses ($10,000 and none) in the statements of operations for the three months ended March 31, 2010 and 2009, respectively.

Share-Based Compensation Plans

Stock Compensation Plans

In May 2006, our stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). As of March 31, 2010, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 7,607,281 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan. In April 2010, our Board of Directors amended the 2006 Plan, subject to stockholder approval at our annual meeting of stockholders on June 14, 2010, to increase the share reserve by 3.0 million shares.

Restricted Stock

The following table summarizes our restricted stock activity for the quarter ended March 31, 2010:

Outstanding	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock - December 31, 2009	1,269,550	$3.94
Granted	7,962	4.26
Vested	(17,066)	10.94
Cancelled	(33,725)	3.86

Restricted stock - March 31, 2010	1,226,721	$3.84

Employee Stock Purchase Plan

In 1999, we adopted the 1999 employee stock purchase plan (the 1999 ESPP). As of March 31, 2010, we had reserved 1,006,023 shares of common stock for issuance under the 1999 ESPP.

Offerings under the 1999 ESPP are for a duration of six months and consist of one purchase interval. The 1999 ESPP limits stock purchases to (i) no more than 10,000 shares per individual per offering and (ii) no more than $25,000 per individual per calendar year. Shares are purchased at 85% of the lower of the beginning or end of the period price. As of March 31, 2010, employees have contributed approximately $0.1 million to the current offering of the 1999 ESPP, since the beginning of the offering period that commenced February 1, 2010. For the three months ended March 31, 2010 and 2009, we have recognized approximately $38,000 and $42,000, respectively, as share-based compensation expense related to the 1999 ESPP Plan.

New-Hire Equity Incentive Plan

In February 2010, our Board of Directors approved a New-Hire Equity Incentive Plan (New-Hire Plan) with a total share reserve of 150,000 shares of common stock. Equity awards under the New-Hire Plan are eligible to be issued only to persons entering into employment with us and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of March 31, 2010, no equity awards have been issued under the New-Hire Plan.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of March 31, 2010, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of March 31, 2010, the warrant remained outstanding and exercisable.

In connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends. The placement agent subsequently transferred portions of the warrant to certain of its employees. As of March 31, 2010, warrants to purchase 7,500 shares remained outstanding and exercisable and expire in June 2011.

Stock Options

The estimated fair value of each stock option award granted was measured on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants for the three months ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Risk free interest rates	3.0%	2.9%
Volatility	101.1%	87.6%
Dividend yield	0%	0%
Expected option life (years)	7.5	7.0
Weighted average fair value of stock option grants to employees	$3.74	$17.86

The determination of fair value using the Black-Scholes option pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The computation of the expected option life assumption is based on a weighted-average calculation combining the average historical exercise activity with the estimated life of all unexercised stock options.

Share-based compensation expense is only recognized for those awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 11.7% based on historical experience. Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

A summary of the status of our stock option plans as of March 31, 2010, and of changes in stock options outstanding under the plans during the three months ended March 31, 2010, are as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,172,807	$9.55
Granted	72,340	4.52
Canceled	(135,200)	10.47
Exercised	(54,712)	4.33

Outstanding at March 31, 2010	6,055,235	$9.52	6.3	$10,644,230

Options vested and exercisable at March 31, 2010	3,757,299	$8.74	5.0	$7,870,522

As of March 31, 2010, there was $20.0 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. Cash received from stock option exercises for the three months ended March 31, 2010 and 2009 was $237,000 and $255,000, respectively. At March 31, 2010, there were 268,131 shares available for future option grants.

(11) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value (net realizable value). The components of inventories were as follows (in thousands):

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$4,060	$4,657
Work in process	—	11
Finished goods	2,076	3,054

Total	$6,136	$7,722

Inventories are shown net of excess and obsolescence reserves of $1.8 million and $1.9 million at March 31, 2010 and December 31, 2009, respectively.

(12) Debt and Obligations

Asset-backed Loan

As of March 31, 2010, we had an aggregate of $0.4 million outstanding on our asset-backed loan line relating to four fundings with interest rates from 10.6% to 9.73%. All borrowings are secured by the underlying financed equipment. The borrowings are to be repaid in 36 monthly installments with final payment dates ranging from April 2010 to May 2011. Our rights to borrow funds under this facility expired in December 2008.

Debt

In connection with our acquisition of SensiGen in February 2009, we assumed two loans with the Michigan Economic Development Corporation with an aggregate balance at the closing date of approximately $3.2 million. The first loan of approximately $0.3 million has a stated interest rate of 1% with all payments deferred until March 2013. Commencing March 2013, principal payments of approximately $3,000 are due monthly through March 2018, at which time a final balloon payment of approximately $161,000 is due. The second loan of approximately $2.9 million has a stated interest rate of 7% with monthly principal payments of approximately $68,000 through September 2012. As of March 31, 2010, we had an aggregate of $2.1 million outstanding on these loans. Both loans are collateralized by all of Sequenom CMM’s tangible and intangible property and rights in which a security interest or lien may be taken.

Capital Lease

In the second quarter of 2009, we entered into a 36 month capital lease arrangement for new phone equipment, which was capitalized with office furniture and equipment at an aggregate balance of approximately $366,000. As of March 31, 2010, we had an aggregate of $0.2 million outstanding on this capital lease.

(13) Warranty Costs and Reserves

We estimate a warranty provision related to the sales of our MassARRAY equipment based on our experience of returns and repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical expenses. This expense is recorded as a component of cost of product revenue.

Changes in our warranty liability during the three months ended March 31, 2010, were as follows (in thousands):

Balance as of December 31, 2009	$175
Repairs and replacements	(1)
Additions charged to cost of revenues	57

Balance as of March 31, 2010	$231

(14) Litigation

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

In February 2009, liaison counsel for plaintiffs informed the District Court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the District Court. In April 2009, the parties submitted a tentative settlement agreement to the District Court and moved for preliminary approval thereof. In June 2009, the District Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In September 2009, the District Court held a final fairness hearing. In October 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, three shareholders filed a Petition for Permission to Appeal Class Certification Order, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases and a number of shareholders also filed direct appeals, objecting to final approval of the settlement. If the settlement is affirmed on appeal, the settlement will become effective and will result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.

In April 2009, we announced that the expected launch of our test for Trisomy 21 (Down syndrome) had been delayed and that we were no longer relying on our previously announced test data and results for that test. Following the April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and have been brought as shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. In September 2009 the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC and a lead plaintiff was appointed. In December 2009 we entered into a stipulation of settlement with the lead plaintiff on behalf of the plaintiffs’ class. Pursuant to the terms of the stipulation, we have agreed to pay $14 million, which will be funded by insurance proceeds. We have also agreed to issue to the plaintiffs’ class approximately 6.8 million shares of our common stock, which will represent approximately 9.9% of the outstanding shares of our common stock after such issuance. We have also agreed to adopt or continue our implementation of changes and additions to certain corporate governance policies, protocols and practices. The court held a final settlement approval hearing on May 3, 2010, following which the court approved the settlement. The settlement will not become effective until after the time for appeals has lapsed without any appeal.

In May 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former directors and officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and have been consolidated in a single court. In July 2009 the first of three shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions have been consolidated before a single court under the caption In re Sequenom, Inc. Derivative Litigation, S.D. Cal. Case No. 09-CV-1341 LAB (WMc) and plaintiffs filed a single consolidated complaint. A separate federal derivative compliant, Ries, et al. v. Stylli, et al, case no. 09-CV-2517 LAB (WMc), was filed thereafter and it has been coordinated with the consolidated federal derivative action. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. On May 6, 2010, we entered into a stipulation of settlement that will resolve the Derivative Actions. The current and former directors and officers named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. The stipulation of settlement remains subject to approval by the U.S. District Court and the Superior Court of California. Subject to final approval of the stipulation of settlement, in exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Actions, we have agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million. We may issue up to 200,000 shares of our common stock to pay a portion of the attorneys’ fees.

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

Following our September 2009 announcement regarding the work and recommendations of a special committee of independent directors after it had completed its independent investigation of activity related to the Trisomy 21 test, representatives of the Office of the U.S. Attorney for the Southern District of California contacted us to inquire about the announcement. We intend to continue to cooperate fully with the U.S. Attorney and the Federal Bureau of Investigation (FBI) in this matter.

Following our September 2009 announcement, representatives of NASDAQ also contacted us to inquire about the announcement. We intend to continue to cooperate fully with NASDAQ in this matter in the event that NASDAQ has any further inquiries.

In October 2009, plaintiff Xenomics, Inc. (now known as TrovaGene) filed a complaint in the Supreme Court of the State of New York naming us as the defendant. In the complaint, the plaintiff alleged that due to materially false and misleading statements regarding our Trisomy 21 test under development, we had breached the license agreement entered into by the parties on October 29, 2008, which provides us with exclusively licensed patent rights for the use of fetal nucleic acids obtained from maternal urine, and that the plaintiff has suffered damages as a result. The plaintiff sought equitable relief and $300 million in damages. In December 2009, we removed the case to the U.S. District Court for the Southern District of New York. On May 4, 2010, the district court granted our motion to dismiss the action because the license agreement specifically provides that if TrovaGene seeks to resolve a dispute arising under the agreement, it must do so by commencing an arbitration in San Diego. As of the date of this report, TrovaGene has not notified us whether it would appeal the dismissal or commence arbitration proceedings in San Diego.

Legal expenses aggregating approximately $1.1 million relating to our insured legal expenses have been submitted directly to third party insurance carriers for reimbursement, but for which we are ultimately liable. Therefore, as of March 31, 2010, we have not accrued for these expenses in the accompanying condensed consolidated financial statements. Should these expenses not be paid by our third party insurance carriers, we will be required to incur these expenses directly.

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

(15) Income Taxes

Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of March 31, 2010 and December 31, 2009, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.

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

(16) Subsequent Event

On May 3, 2010, following a hearing the U.S. District Court for the Southern District of California entered an order approving the stipulation of settlement reached in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC. Pursuant to the terms of the stipulation, we have agreed to pay $14 million, which will be funded by insurance proceeds. We have also agreed to issue to the plaintiffs’ class approximately 6.8 million shares of our common stock, which will represent approximately 9.9% of the outstanding shares of our common stock after such issuance. We have also agreed to adopt or continue our implementation of changes and additions to certain corporate governance policies, protocols and practices.

On May 4, 2010, the U.S. District Court for the Southern District of New York granted our motion to dismiss the TrovaGene action because the license agreement specifically provides that if TrovaGene seeks to resolve a dispute arising under the agreement, it must do so by commencing an arbitration in San Diego. As of the date of this report, TrovaGene has not notified us whether it would appeal the dismissal or commence arbitration proceedings in San Diego.

On May 6, 2010, we entered into a stipulation of settlement that will resolve the Derivative Actions. The current and former directors and officers named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. The stipulation of settlement remains subject to approval by the U.S. District Court and the Superior Court of California. Subject to final approval of the stipulation of settlement, in exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Actions, we have agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million. We may issue up to 200,000 shares of our common stock to pay a portion of the attorneys’ fees.

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

SEQUENOM® , SpectroCHIP®, iPLEX®, and MassARRAY® are registered trademarks and EpiTYPER™, SEQureDx™, MassCLEAVE™, iSEQ™, AttoSense ™ and SensiGene™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

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

Operating Segments

We operate our business on the basis of two reportable segments, Molecular Diagnostics and Genetic Analysis. A further description of the operations of these segments is below. The following table sets forth revenues, and operating loss for our Molecular Diagnostic and Genetic Analysis segments for the three months ending March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Revenues:
Molecular Diagnostics	$204	$—
Genetic Analysis	10,406	8,688

Total revenues	$10,610	$8,688

Operating loss:
Molecular Diagnostics	$(8,958)	$(5,549)
Genetic Analysis	2,107	(1,295)
Unallocated (1)	(10,069)	(10,933)

Total operating loss	$(16,920)	$(17,777)

(1)	Management evaluates operating loss exclusive of general and administrative expenses, share-based compensation, restricted stock compensation expense, indirect overhead expenses and allocated and absorbed costs, as these costs are not allocated to our business segments for performance assessment by our chief operating decision maker.

We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

Molecular Diagnostics and SEQureDx™ Technology

Molecular Diagnostics

We are committed to researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, women’s health related disorders and diseases, age-related macular degeneration (AMD) diagnostics, oncology, infectious diseases, and other diseases and disorders. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on noninvasive diagnostics using our proprietary MassARRAY system and other instrumentation platforms, such as sequencing. The tests we are researching and evaluating are all expected to use simple blood draws from patients rather than more invasive procedures.

Currently, we are primarily focused on developing and commercializing prenatal screening and diagnostic tests using our foundational, patent protected, noninvasive, circulating cell-free fetal (ccff) nucleic acid based assay technology. This technology uses a simple maternal blood draw (meaning noninvasive compared to invasive procedures such as amniocentesis, chorionic villus sampling, or surgery) for a prenatal diagnosis or risk assessment in order to provide reliable information about the status of the fetus early in pregnancy. In early 2010 we launched noninvasive Rhesus D genotyping and Fetalxy sex determination laboratory developed tests (LDTs) using this patented ccff technology which we in-license from Isis Innovation Limited (Isis). We also launched, in September 2009, a noninvasive molecular based cystic fibrosis carrier screening LDT. These tests have all been launched through our College of American Pathology (CAP) accredited and Clinical Laboratory Improvement Amendments (CLIA) certified laboratory, Sequenom Center for Molecular Medicine, LLC, (Sequenom CMM) located in Grand Rapids, Michigan. We plan to establish an additional Sequenom CMM laboratory that complies with CLIA requirements within our San Diego headquarters facility by the end of 2010 to expand capacity based on anticipated increased demand for our molecular diagnostic tests. We have made substantial investments in our information technology infrastructure to enhance the capabilities of our laboratory to track samples and provide electronic ordering and reporting, and have put in place sample collection and transportation logistics that can be readily scaled. We have also expanded our molecular diagnostic sales force and our marketing efforts. We are entering into contracts with third party payors to establish pricing for our tests and provide reimbursement. We also plan to conduct the development, validation, and other activities necessary to file submissions with the Food and Drug Administration (FDA) seeking approval for selected diagnostic tests. Revenues from our diagnostic tests were not significant during the first quarter of 2010.

We are in the process of researching and evaluating a potential LDT for Trisomy 21 (Down syndrome). We announced in April 2009 that previously reported test data and results for the noninvasive prenatal test for Trisomy 21 then under development could not be relied upon. As a result, the launch of the test did not occur. We are no longer trying to develop a test that analyzes RNA samples. Instead, we are focusing our current research and development efforts on a noninvasive prenatal Trisomy 21 test that analyzes DNA samples utilizing primarily a sequencing-based approach. Our goal is to design a test that has better specificity and sensitivity than currently available screening tests that could be used during the first and second trimesters of pregnancy, has maximum ethnic coverage of the global population and is a genetic test, not a surrogate marker. There is no guarantee that we will be able to achieve any or all of these goals. We are continuing to collect clinical samples for sponsored clinical studies through independent third parties, the results of which will be published in a peer-reviewed journal. We anticipate optimization of a DNA sequencing-based test to be completed by the end of the third quarter of 2010. By the end of 2010, our third party sample collection sites expect to have collected a sufficient number of blood samples from high risk pregnancies in order to provide the requisite number of Trisomy 21 and euploid samples that will enable our planned blinded clinical studies. These blinded studies represent the pivotal validation studies to support the launch of a noninvasive Trisomy 21 test. We expect to start accessioning and testing these Trisomy 21 and euploid samples through Sequenom CMM during the fourth quarter of 2010. To support the launch of a LDT by the end of the fourth quarter of 2011, we plan to complete testing of the validation samples during the second quarter of 2011. We anticipate data analysis for the blinded validation studies, manuscript preparation, journal submission by our academic clinical partners and peer-review to be completed by the end of 2011. Following the acceptance by a peer-reviewed journal, we plan to launch our Trisomy 21 test as a LDT before the end of 2011. Subsequently, we plan to complete the appropriate studies and documentation necessary to file for a premarket approval (PMA) of the Trisomy 21 test with the U.S. Food and Drug Administration (FDA) by the end of 2012.

We are also in the process of researching and evaluating a potential LDT to predict genetic predisposition to late stage AMD (a prevalent, late onset, genetically linked vision disorder that is a common cause of legal blindness in the elderly). Supporting this initiative, in February 2010, we entered into a license agreement with Optherion, Inc. (Optherion), under which we were granted an exclusive, worldwide, royalty-bearing license to know-how and a consolidated portfolio of patent rights that had been licensed to Optherion by a number of prominent academic institutions, for research and commercial use, including LDTs or in vitro diagnostic tests, in conjunction with various types of technology platforms. The licensed patent portfolio includes 17 issued or allowed United States and foreign patents, and 68 pending United States and foreign patent applications. The license agreement covers extensive intellectual property rights for significant AMD related genetic variants. Under the agreement we agreed to conduct developmental activities with respect to the licensed technology for use with therapeutic products being developed by Optherion, and we also agreed to use commercially reasonable efforts to develop and commercialize licensed products and to achieve certain commercial milestones.

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

Prenatal Diagnostics Licenses

We have exclusively in-licensed patent rights (including U.S. Patent No. 6,258,540 and its foreign equivalents) to use cell-free fetal nucleic acids for diagnostic testing of serum and plasma samples obtained from pregnant women from Isis and other licensors. Generally, our exclusive license rights, which are platform independent and not limited to mass spectrometry, cover the general diagnostic use of cell-free fetal nucleic acids derived from maternal plasma or serum in territories including the United States, Europe, Australia, Canada, Hong Kong and Japan, as well as certain non-exclusive rights in China.

In October 2005, and as amended thereafter, we entered into the agreement with Isis (the Isis Agreement), pursuant to which Isis granted us an exclusive royalty-bearing license in the United States, Canada, France, Germany, Great Britain and other countries in Europe, to develop, use and market products covered by the patent claims of U.S. Patent No. 6,258,540 and its foreign equivalents, licensed under the Isis Agreement (the Licensed Products), except for the field of Rhesus D blood typing by real time polymerase chain reaction (RT-PCR) amplification platforms in Europe. The licensed technology, including improvements made by the inventors prior to the Isis Agreement, covers noninvasive prenatal genetic diagnostic testing on fetal nucleic acids.

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

We also have an exclusive option to negotiate a further license of any improvements made by Isis inventors. Subject to the license rights granted under the Isis Agreement, intellectual property rights created in connection with improvements made to the licensed technology will belong to the party developing the improvements. We also granted a perpetual royalty-free license to the University of Oxford, which is the parent of Isis, to use and publish material relating to the licensed technology and any of our improvements solely for non-commercial use. The University of Oxford’s right to publish is subject to our right to delay publication of information to protect the licensed technology or our improvements.

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

We have also exclusively in-licensed numerous patent rights from the Chinese University of Hong Kong (including pending United States patent application publication no. US2009/0029377 A1 and its pending foreign equivalents), and Xenomics Inc. (now known as TrovaGene, Inc.), covering the general use, on any technology platform, of fetal nucleic acids derived from maternal plasma, serum, urine, and in some cases whole blood, for noninvasive prenatal genetic diagnostic testing, including genetic, expression-based, sequencing-based and epigenetic-based assays and tests.

Our license agreement with TrovaGene provides us with exclusively licensed patent rights (including United States Patent Nos. 6,251,638; and RE 39,920) for the use of fetal nucleic acids obtained from maternal urine. The license provides us with the exclusive global right to use transrenal fetal DNA in maternal urine for noninvasive prenatal diagnostics and analysis on a technology-independent basis for all uses, excluding the limited field of fetal gender determination solely by the presence of Y chromosome. This intellectual property for urine-based tests provides us with additional options for test development and commercialization. We have collected and continue to collect urine samples for purposes of developing urine-based tests and we have initiated exploratory experiments. The licensed intellectual property includes issued patents in the United States and Europe and is part of our continuing strategy to expand and protect our SEQureDx franchise through the identification and licensing of new technologies and sampling methodologies. As described under Item 3 of this report, we are currently engaged in litigation with TrovaGene regarding our rights under the license agreement.

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

In January 2007, as part of our platform independent commercialization strategy, we announced our first commercial partnership with Lenetix Medical Screening Laboratory, Inc., on a non-exclusive basis, who has developed a CLIA validated test for Rhesus D blood incompatibility using RT-PCR (the Lenetix Agreement). In December 2007, Lenetix received New York State approval of a noninvasive prenatal LDT performed on a RT-PCR platform to detect fetal Rhesus D status (including male sex determination as an internal control) in the second trimester of pregnancy, based on our technology licensed and the work performed under the Lenetix Agreement. Commercial sales of the test by Lenetix commenced in January 2008. We have not derived to date and do not expect to derive significant revenues from the Lenetix Agreement.

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

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications including single nucleotide polymorphism (SNP) genotyping detection of mutations, analysis of copy number variants and other structural genome variations. In addition, the system provides quantitative gene expression analysis, quantitative DNA methylation analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary application software that operates on the MassARRAY platform and through the purchase of consumable chips and reagent sets. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping solution for fine mapping projects enabled through our iPLEX multiplexing assay, which permits multiplexed SNP analysis using approximately the same amount of reagents and chip surface area as is used for a single locus/SNP analysis. In April 2010 we announced the launch of our next-generation mass spectrometry system, the MassARRAY Analyzer 4. This new high performance nucleic acid analysis platform has been designed to meet customer demand for a bench top instrument with greater flexibility across multiple applications, improved reliability and faster performance and is designed to empower the basic and translational research community to advance findings from basic genetic and biomarker studies toward clinical utility in diagnosis, prognosis and monitoring of diseases.

Our research and development efforts in genetic analysis are committed to producing new and improved components and applications for the MassARRAY system that deliver greater system versatility and higher data quality at a competitive price per data point. These research and development activities and new applications also serve to facilitate and support our diagnostics initiatives.

As a result of weak demand for our MassARRAY systems resulting from the economic environment in early 2009, in April 2009 we formally approved and implemented a cost cutting initiative in our genetic analysis business, which resulted in approximately $8.0 million decrease in costs in 2009. This initiative included a decrease in the genetic analysis workforce that resulted in a cumulative charge of approximately $1.6 million for the year ended December 31, 2009 in connection with one-time termination benefits, office closures and other related costs.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Goodwill and impairment evaluations of long-lived assets

•	Allowance for doubtful accounts

•	Reserves for obsolete and slow-moving inventory

•	Warranty costs

•	Income taxes and

•	Share-based compensation

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

During the first three months of 2010, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

Total revenues for the three months ended March 31, 2010 increased to $10.6 million from $8.7 million for the same period in 2009 and were comprised of product related sales, contract research services and diagnostic sales. Product related revenues are derived from sales of consumables, including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and license fees from end-users. Diagnostic revenues are from the sale of our carrier screening LDT for cystic fibrosis, as well as our Rhesus D genotyping and Fetalxy sex determination diagnostic tests launched in the first quarter of 2010.

Consumables revenue was $5.1 million and $4.7 million for the three months ended March 31, 2010 and 2009, respectively. This increase is attributable to our larger installed base of MassARRAY compact systems against the comparative period, as well as increased consumables orders from our customers in the biomedical research and agricultural biology markets against the comparative period.

MassARRAY and other product related revenues were $4.8 million for the three months ended March 31, 2010, as compared to $3.1 million for the same period in 2009. The increase of $1.7 million was primarily due to an increase in MassARRAY system hardware sales to $3.5 million for the three months ended March 31, 2010 from $2.4 million for the same period in 2009 due to higher system placements in the three months ended March 31, 2010. Revenue from other product sales, which primarily represents MassARRAY system maintenance contract revenue, for the three months ended March 31, 2010 and 2009 were $1.3 million and $0.7 million, respectively. This increase is due to more service contracts in effect over our larger installed base against the comparative period.

We recorded contract research services revenue of $0.5 million for the three months ended March 31, 2010, as compared to $0.8 million for the comparative period in 2009. The decrease of $0.3 million is attributable to our cost cutting initiative that commenced in April 2009, which refocused our genetic analysis service business on fewer, higher margin studies and projects.

We recognized diagnostic revenue of $204,000 and $0 for the three months ended March 31, 2010 and 2009, respectively. Diagnostic revenue is recognized upon cash collection as payments are received. Diagnostic revenue going forward is uncertain and difficult to predict due to the lack of historical sales trends associated with our recent commercial launches of these tests.

Research and other revenues, which consist of license and research grant payments, were approximately $6,000 and $3,000 for the three months ended March 31, 2010 and 2009, respectively. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect license and grant revenue to be minimal going forward.

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

Cost of Consumables and Products, Services and Diagnostic Revenues and Gross Margins

Cost of consumables and products related revenues for the three months ended March 31, 2010 and 2009 were $4.0 million and $2.4 million, respectively. Gross margins on consumables and products related sales for the three months ended March 31, 2010 were 60%, compared to 70% for the same period in 2009. Gross margins primarily decreased due to the mix of product related sales during the current period, which consisted of higher system placements during the current quarter as compared to same period in 2009, which historically sell at lower gross margins, offset in part by higher consumable sales to the comparable period in 2009, which historically sell at higher average gross margins.

Cost of contract research service revenues for the three months ended March 31, 2010 were $0.1 million compared to $1.0 million for the same period in 2009. Gross margins were 76% during the current quarter, as compared to negative 24% for the quarter ended March 31, 2009. The improved margins in 2010 are attributable to our focus on fewer, higher margin studies and projects after our April 2009 cost cutting initiative. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Costs of diagnostic revenues are recognized at the completion of testing and were $1.2 million and $0 for the three months ended March 31, 2010 and 2009, respectively, as our tests were launched in late 2009 and early 2010. Gross margins were negative for the three months ended March 31, 2010 as we build test volumes to cover costs associated with running our diagnostic tests, as well as other capacity related expenses. Gross margin on diagnostic tests are affected by test volumes and overall reimbursement for the amount paid per test.

Our overall gross margin was 50% and 61% for the three months ended March 31, 2010 and 2009, respectively. The overall gross margin was comprised of a Genetic Analysis segment margin, which includes services, of 61% offset by the negative margin generated from our Molecular Diagnostics segment. These gross margins, as compared to the same period in 2009, are attributable to the activity described above.

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

Research and development expenses

Research and development expenses increased to $11.2 million for the three months ended March 31, 2010 from $8.8 million for the same period in 2009. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and expenses relating to work performed under research contracts.

The increase in research and development expenses of $2.4 million for the three months ended March 31, 2010, as compared to the same period in 2009 primarily relates to restricted stock compensation expense of $0.3 million associated with a performance based grant to all employees in December 2009, $1.8 million related to clinical trial costs associated with our trisomies, Rhesus D and gender programs, a February 2010 licensing payment to Optherion of $1.0 million, $0.3 million of higher depreciation primarily associated with a larger capital base for our lab located at Sequenom CMM, $0.1 million in higher temporary labor costs to support various research and development projects, offset in part by decreased operating supplies of $1.1 million primarily associated with a reduction in our noninvasive prenatal diagnostic research and development activities due to the recent commercialization of three diagnostic tests (cystic fibrosis in the fourth quarter of 2009 and Rhesus D genotyping and Fetalxy sex determination in the first quarter of 2010) that were in development in the comparative period. Share-based compensation expense remained consistent between the two periods.

We expect our research and development expenses to increase in 2010 compared to 2009, as we continue to expand our investment in the development of noninvasive prenatal nucleic acid based tests, including a potential Trisomy 21 LDT, and other noninvasive tests such as a potential LDT for AMD and as we continue to invest in new products and applications for our MassARRAY platform.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2010 decreased to $6.2 million, as compared to $7.3 million for the same period in 2009. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The decrease in selling and marketing expenses of $1.1 million for the three months ended March 31, 2010 compared to the same period in 2009 primarily were related to decreases in advertising and marketing projects associated with molecular diagnostic programs of $0.1 million, lower share-based compensation expense of $0.1 million, a decrease of $0.1 million associated with the reduction in consulting expenses within genetic analysis marketing programs, $0.1 million in lower recruiting costs due to a decrease in hiring versus the comparative period, lower facilities and equipment expenses of $0.1 million, reduced miscellaneous corporate expenses of $0.1 million, a reduction in travel expenses of $0.3 million and lower allocated charges of $0.5 million, offset in part by increased costs of $0.2 million for higher corporate related costs primarily associated with postage and freight related to sample transportation and restricted stock compensation expense of $0.1 million associated with a performance based grant to all employees in December 2009.

We expect our sales and marketing expenses to remain constant in 2010 compared to 2009, as we maintain our sales force for molecular diagnostics and genetic analysis segments while increasing our marketing and commercial development teams for our molecular diagnostic tests.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2010 were $4.9 million, as compared to $6.9 million for the same period in 2009. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The decrease in general and administrative expenses of $2.0 million for the three months ended March 31, 2010 from the same period in 2009 was primarily due to a $1.2 million decrease in legal fees, lower share-based compensation expense of $0.5 million, a $0.1 million decrease in travel expenses, the non-recurrence of $0.3 million for investor relations fees associated with acquisition activities in the comparative period, a $0.1 million decrease in recruiting expenses and a $0.1 million decrease associated with lower equipment and miscellaneous expenses. These decreases were partially offset by an increase in restricted stock compensation expense of $0.3 million associated with a performance based grant to all employees in December 2009.

We expect general and administrative costs to decrease in 2010 compared to 2009, due to lower legal costs related to our ongoing investigations and litigation to the extent covered by our available insurance policy limits, offset by expansion in our infrastructure to support our anticipated growth.

Interest income, net

Interest income, net, was $9,000 for the three months ended March 31, 2010, as compared to $0.2 million for the same period in 2009. The decrease is attributable to lower cash, cash equivalents and marketable securities balances and the overall reduction in the rates of return in our investment portfolio than in the comparable period in 2009.

Gain on the sale of marketable securities

Gain on the sale of marketable securities of $96,000 was associated with the sale of an ARS during the first quarter of 2010. There was no activity with our ARS investments in the comparative period.

Other (expense) income, net

Other (expense) income, net, was an expense of $0.1 million and income of $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The net decrease for the three month months ended March 31, 2010 was due to continuing interest expense associated with our asset-backed loans, which was increased due to debt associated with the acquisition of SensiGen that closed in February 2009 and our capital lease, which we signed in the second quarter of 2009, offset by favorable realized foreign currency translations and miscellaneous other income items.

Liquidity and Capital Resources

As of March 31, 2010, cash, cash equivalents and current marketable securities totaled $29.2 million, compared to $42.7 million at December 31, 2009. Our cash equivalents and current marketable securities are held in U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA. As of March 31, 2010 and December 31, 2009, we have auction rate securities with an estimated fair value of $0 million and $0.5 million, respectively. These estimated fair values reflect a $2.0 million and $3.8 million adjustment to the principal value of $2.0 million and $4.3 million as of March 31, 2010 and December 31, 2009, respectively. Additional discussion with respect to the risks and uncertainties associated with our auction rate securities is included in the “Risk Factors” in Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this report and in the notes to our condensed consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $614.2 million as of March 31, 2010. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2010, we had working capital of $32.5 million.

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the three months ended March 31, 2010, was $13.4 million, as compared to $12.7 million for the same period in 2009. The use of cash was primarily a result of the net loss of $16.9 million for the three months ended March 31, 2010, adjusted for non-cash items of depreciation and amortization of $1.4 million, share-based compensation of $2.4 million, non-cash compensation charges related to restricted stock of $0.6 million, offset by a non-cash change in deferred rent of $0.2 million. The changes in our operating assets and liabilities primarily consisted of higher accounts receivable balances from increased sales as compared to the same period in 2009, higher prepaid expenses and other assets, as well as lower accounts payable and accrued expense balances and other liabilities, which resulted in cash usages of $0.3 million, $0.2 million, $1.8 million and $0.1 million, respectively. The changes in operating assets and liabilities were offset by lower inventory balances representing our efforts to maximize working capital and an increase in our deferred revenue balance primarily associated with an increase in the sale of maintenance contracts as compared to the same period in 2009, which resulted in cash provisions of $1.5 million and $0.3 million, respectively. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $15.2 million for the three months ended March 31, 2010, compared to cash usages of $4.8 million for the same period in 2009. For the three months ended March 31, 2010, the net change in our marketable securities provided cash of $15.5 million, offset by cash usages for the purchases of capital equipment that used $0.2 million. This is compared to cash used in investing activities in the comparative period in 2009, which consisted of purchases of capital equipment that used $2.8 million, cash used in the acquisition of SensiGen of $1.9 million and marketable securities purchases of $0.1 million.

Net cash provided by financing activities was $0.2 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Financing activities during the three months ended March 31, 2010, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.6 million, offset by cash used for repayments on our debt and capital lease obligation of $0.4 million. This activity is compared to cash provided from the exercise of stock options and employee stock purchase plan purchases of $0.8 million and repayments on our debt of $0.2 million for the three months ended March 31, 2009.

Long-term debt obligations include the associated interest payable on these borrowings. Other commitments and contingencies that may result in contractual obligations to pay are described in the notes to our condensed consolidated financial statements included elsewhere in this report.

Based on our current plans, we believe our cash, cash equivalents and current marketable securities may not be sufficient to fund our obligations through the third quarter of 2010 if we continue spending at our current levels. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the size of our future operating losses;

•	our success and our distributors’ success in selling our MassARRAY products and services;

•	our success in selling our cystic fibrosis carrier screening, Rhesus D genotyping, and Fetalxy sex determination tests and the level of reimbursement we receive and our collections for those tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new MassARRAY products and services, including the MassARRAY Analyzer 4, which we launched in April 2010;

•	the level of our selling, general and administrative expenses;

•

our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including prenatal genetic analysis technology, molecular diagnostics and noninvasive prenatal diagnostic technology, patient sample collection, and regulatory approval of products utilizing such technology;

•	our ability to validate our diagnostic tests and the levels of sensitivity and specificity of our diagnostic tests;

•	our success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in the research and development of MassARRAY products and services;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•

the level of our legal expenses associated with the investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI, and pending private litigation, including litigation by TrovaGene (formerly Xenomics), the consolidated securities class actions for which a settlement was approved by the court in May 2010 and the stockholder derivative actions for which we reached agreement on a settlement in May 2010 that remains subject to court approval, and any fines, damages or settlement payments arising from any current or future investigation or litigation and the extent to which any of the foregoing are covered by insurance;

•	the dilution from any issuance of securities, whether in connection with the settlement of litigation or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

At March 31, 2010, we had outstanding stand-by letters of credit with financial institutions totaling $1.4 million related to our building, operating leases and customer guarantees. The letter of credit related to our Newton, Massachusetts building lease agreement will remain in place until its expiration in December 2010.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of March 31, 2010 and December 31, 2009, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

Consistent with our investment policy guidelines in effect when originally purchased, the auction rate security (ARS) investments held by us all had AAA/AA credit ratings at the time of purchase. At March 31, 2010, $2.0 million of principal was invested in ARS and have an estimated fair value of $0. Our remaining ARS is a private placement security with a long-term nominal maturity in 2028 and with interest rates reset through a Dutch auction each month and represents an interest in collateralized debt obligations supported by insurance securitizations.

During the first quarter of 2010, we sold an ARS with a principal value of $1.0 million, but an estimated fair value of $0, which resulted in a gain on the sale of approximately $0.1 million. Our remaining ARS with a principal value of $2.0 million has an estimated fair value of $0 as of March 31, 2010. Based on valuation models and an analysis of other-than-temporary impairment factors, for the three months ended March 31, 2010 and for the year ending December 31, 2009, we recorded a loss of $0 and $1.9 million related to our ARS, respectively. For the three months ended March 31, 2010, no other-than-temporary impairment losses were charged to operations and there are no accumulated unrealized losses in other comprehensive income related to this ARS. For the year ending December 31, 2009, the loss of $1.9 million reflects the portion of ARS holdings that we concluded had an other-than-temporary decline in value of $1.1 million, as well as realized net losses on sales of ARS during 2009 of $0.8 million.

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

Functional currency of operations	As of March 31, 2010 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$0.9	$—
USD	$—	$1.1

A movement of 10% in the U.S. dollar to AUD exchange rate would create an unrealized gain or loss of approximately $87,000. A movement of 10% in the U.S. dollar to EUR exchange rate would create an unrealized gain or loss of approximately $108,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended March 31, 2010. We had no deferred gains or losses during the period covered.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Further, management determined that as of March 31, 2010, there were no changes in internal control over financial reporting that occurred during the first three month period of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management does not expect that even our recently enhanced disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In February 2009 liaison counsel for plaintiffs informed the District Court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the District Court. In April 2009, the parties submitted a tentative settlement agreement to the District Court and moved for preliminary approval thereof. In June 2009, the District Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In September 2009, the District Court held a final fairness hearing. In October 2009 the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, three shareholders filed a Petition for Permission to Appeal Class Certification Order, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases and a number of shareholders also filed direct appeals, objecting to final approval of the settlement. If the settlement is affirmed on appeal, the settlement will become effective and will result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.

In April 2009, we announced that the expected launch of our test for Trisomy 21 (Down syndrome) had been delayed and that we were no longer relying on our previously announced test data and results for that test. Following the April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and have been brought as shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. In September 2009 the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, S.D. Cal. Case No. 09-CV-0921 LAB (WMc) and a lead plaintiff was appointed. In December 2009 we entered into a stipulation of settlement with the lead plaintiff on behalf of the plaintiffs’ class. Pursuant to the terms of the stipulation, we have agreed to pay $14 million, which will be funded by insurance proceeds. We have also agreed to issue to the plaintiffs’ class approximately 6.8 million shares of our common stock, which will represent approximately 9.9% of the outstanding shares of our common stock after such issuance. We have also agreed to adopt or continue our implementation of changes and additions to certain corporate governance policies, protocols and practices. The court held a final settlement approval hearing on May 3, 2010, following which the court approved the settlement. The settlement will not become effective until after the time for appeals has lapsed without any appeal.

In May 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former directors and officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and have been consolidated in a single court. In July 2009 the first of three shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions have been consolidated before a single court under the caption In re Sequenom, Inc. Derivative Litigation, S.D. Cal. Case No. 09-CV-1341 LAB (WMc) and plaintiffs filed a single consolidated complaint. A separate federal derivative compliant, Ries, et al. v. Stylli, et al, case no. 09-CV-2517 LAB (WMc), was filed thereafter and it has been coordinated with the consolidated federal derivative action. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. On May 6, 2010, we entered into a stipulation of settlement that will resolve the Derivative Actions. The current and former directors and officers named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. The stipulation of settlement remains subject to approval by the U.S. District Court and the Superior Court of California. Subject to final approval of the stipulation of settlement, in exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Actions, we have agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million. We may issue up to 200,000 shares of our common stock to pay a portion of the attorneys’ fees.

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

Following our September 2009 announcement regarding the work and recommendations of a special committee of independent directors after it had completed its independent investigation of activity related to the Trisomy 21 test, representatives of the Office of the U.S. Attorney for the Southern District of California contacted us to inquire about the announcement. We intend to continue to cooperate fully with the U.S. Attorney and the Federal Bureau of Investigation (FBI) in this matter.

Following our September 2009 announcement, representatives of NASDAQ also contacted us to inquire about the announcement. We intend to continue to cooperate fully with NASDAQ in this matter in the event that NASDAQ has any further inquiries.

In October 2009 plaintiff Xenomics, Inc. (now known as TrovaGene) filed a complaint in the Supreme Court of the State of New York naming us as the defendant. In the complaint, the plaintiff alleged that due to materially false and misleading statements regarding our Trisomy 21 test under development, we had breached the license agreement entered into by the parties on October 29, 2008, which provides us with exclusively licensed patent rights for the use of fetal nucleic acids obtained from maternal urine, and that the plaintiff has suffered damages as a result. The plaintiff sought equitable relief and $300 million in damages. In December 2009, we removed the case to the U.S. District Court for the Southern District of New York. On May 4, 2010, the district court granted our motion to dismiss the action because the license agreement specifically provides that if TrovaGene seeks to resolve a dispute arising under the agreement, it must do so by commencing an arbitration in San Diego. As of the date of this report, TrovaGene has not notified us whether it would appeal the dismissal or commence arbitration proceedings in San Diego.

Legal expenses aggregating approximately $1.1 million relating to our insured legal expenses have been submitted directly to third party insurance carriers for reimbursement, but for which we are ultimately liable. Therefore, as of March 31, 2010, we have not accrued for these expenses in the accompanying condensed consolidated financial statements. Should these expenses not be paid by our third party insurance carriers, we will be required to incur these expenses directly.

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

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2009. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

*If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our business will require additional financial investment that we have not yet secured. Our condensed consolidated financial statements as of March 31, 2010 have been prepared assuming that we will continue as a going concern. As of March 31, 2010, we had an accumulated deficit of approximately $614.2 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. As a result, there is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital or we adopt measures to conserve our cash resources and prolong our ability to operate.

Our cash, cash equivalents and current marketable securities are $29.2 million as of March 31, 2010, which based on our current projections may not be sufficient to fund our obligations through the third quarter of 2010 if we continue our spending at our current levels. Our plans for research and development activities to expand our diagnostic test menu over the next 12 months can only be implemented if we are successful in raising significant funds during this period. In addition, there can be no assurances that our research and development activities will be successful. We need to collect a large number of patient samples in a timely manner in order to execute our molecular diagnostic research and development activities. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

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

If we obtain sufficient capital to allow us to continue our current research and development activities, we will continue to spend substantial amounts of capital on our operations for the foreseeable future and will need to raise additional funds for the continued development and commercialization of our molecular diagnostic technology. The amount of additional funds we will need depends on many factors, including:

•	the size of our future operating losses;

•	our success and our distributors’ success in selling our MassARRAY products and services;

•	our success in selling our cystic fibrosis carrier screening, Rhesus D genotyping, and Fetalxy sex determination tests and the level of reimbursement we receive and our collections for those tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new MassARRAY products and services, including the MassARRAY Analyzer 4, which we launched in April 2010;

•	the level of our selling, general and administrative expenses;

•

our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including prenatal genetic analysis technology, molecular diagnostics and noninvasive prenatal diagnostic technology, patient sample collection, and regulatory approval of products utilizing such technology;

•	our ability to validate our diagnostic tests and the levels of sensitivity and specificity of our diagnostic tests;

•	our success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in the research and development of MassARRAY products and services;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•

the level of our legal expenses associated with the investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI, and pending private litigation, including litigation by TrovaGene (formerly Xenomics), the consolidated securities class actions for which a settlement was approved by the court in May 2010 and the stockholder derivative actions for which we reached agreement on a settlement in May 2010 that remains subject to court approval, and any fines, damages or settlement payments arising from any current or future investigation or litigation and the extent to which any of the foregoing are covered by insurance;

•	the dilution from any issuance of securities, whether in connection with the settlement of litigation or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

General market conditions, the market price of our common stock, uncertainty about our Trisomy 21 test and other screening and diagnostic tests, the uncertainty regarding the results of ongoing litigation matters and the investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining shareholder approval. There can be no assurance that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.

*Uncertainty regarding our Trisomy 21 test and other planned tests could materially adversely affect our business, financial condition and results of operations.

We announced in April 2009 that previously reported test data and results for the noninvasive prenatal test for Trisomy 21 then under development could not be relied upon. As a result, the launch of the test did not occur. While we are continuing our research and development program for a noninvasive prenatal test for Trisomy 21, we are no longer trying to develop a test that analyzes RNA samples. Instead, we are focusing our research and development efforts on a noninvasive Trisomy 21 test that analyzes DNA samples utilizing primarily a sequencing-based approach. We have limited experience developing and no experience commercializing sequencing-based technology and would need to rely on collaborative partners and/or sequencing technology provided by others in order to commercialize a test utilizing sequencing. The launch of any test will require the completion of certain clinical development and commercialization activities, including the efforts of collaborative partners on which we rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any test or that we will be able to maintain the collaborative relationships that are essential to our clinical development efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization for this test. Clinical development requires large numbers of patient samples and we may not be able to collect a sufficient number of samples in a timely manner to complete clinical development for a Trisomy 21 or any other planned molecular diagnostic test. Failure by us to collect a sufficient number of samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, and launch, any of our planned tests. Any failure to complete clinical development or commercialization of our Trisomy 21 test, as well as other planned screening and diagnostic tests could have a material adverse effect on our business, operating results or financial condition.

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

*We and certain of our former and current executive officers and directors have been named as defendants in litigation that could result in substantial costs, divert management’s attention and otherwise result in dilution to our stockholders.

We and certain of our current and former executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding our Trisomy 21 test under development. On May 3, 2010, the U.S. District Court for the Southern District of California entered an order approving a stipulation of settlement reached in the class action securities lawsuits related to alleged violations of federal securities laws consolidated under the caption In re Sequenom Inc. Securities Litigation. Even though the settlement has received final approval from the court, the court’s approval may be subject to appeal and will not become effective until the time for appeals has lapsed without any appeal. If the settlement becomes effective, we will issue approximately 6.8 million shares of our common stock in connection with the settlement, which will represent approximately 9.9% of the outstanding shares of our common stock after such issuance. On May 6, 2010, we entered into a stipulation of settlement that will resolve the federal and state derivative actions. The current and former directors and officers named as individual defendants in these derivative actions have also entered into the stipulation of settlement. The stipulation of settlement remains subject to approval by the U.S. District Court and the Superior Court of California. Subject to final approval of the stipulation of settlement, in exchange for a release of all claims by the plaintiffs and a dismissal of the derivative actions, we have agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million. We may issue up to 200,000 shares of our common stock to pay a portion of the attorneys’ fees. There are several other lawsuits and claims, including state and federal shareholder derivative actions that have not been settled. Although we intend to continue to vigorously defend such lawsuits and claims, there is no guarantee that we will be successful and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with such other lawsuits and claims. Any such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We may be required to issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in connection with future settlements, which would result in dilution to our stockholders. Even if the pending claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

*We are the subject of an investigation by the SEC and have been contacted by representatives of NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI, each of which could adversely affect our reputation, business prospects, operating results, or financial condition.

In June 2009, we received written notification that the staff of the SEC has initiated an investigation relating to our April 29, 2009 announcement regarding our Trisomy 21 test under development. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcements relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to continue to cooperate fully with the SEC on its investigation. Following our announcement on September 28, 2009 regarding the completion of the independent investigation by the special committee of our board of directors, representatives of NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI separately contacted us to inquire about our announcement. We intend to continue to cooperate fully with NASDAQ, the U.S. Attorney and the FBI. We cannot predict the duration, scope or outcome of the investigations by the SEC, NASDAQ, the U.S. Attorney and the FBI. If these matters continue for a prolonged period of time, it may have an adverse impact on our reputation, business prospects, operating results or financial condition regardless of the ultimate outcome of these matters. In the event that the investigations by the SEC, NASDAQ, the U.S. Attorney or the FBI leads to action against us or any current or former officer or director, our reputation, business prospects, operating results or financial condition may be adversely impacted. These matters are likely to result in the continued incurrence of significant legal expenses, which are likely to exceed our available insurance policy limits. These matters may result in the diversion of management’s attention from our business and may have a negative effect on employee morale.

*We have limited experience.

Our noninvasive prenatal and other molecular diagnostic tests are at an early stage of discovery and development or have just recently been launched. We continue to develop and commercialize new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY platform and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and no experience commercializing sequencing-based technology and would need to rely on collaborative partners and/or sequencing technology provided by others in order to commercialize any test utilizing sequencing, including a noninvasive prenatal test for Trisomy 21. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, FDA regulatory compliance and design control, and intellectual property infringement risks. We also have limited knowledge and experience regarding AMD and its associated genetics and genetic factors and as a result we may be unable to conduct and complete adequate research and development activities in order to develop a commercially viable assay for AMD. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we may not:

•	effectively execute on or focus our research and development efforts,

•	properly model new opportunities to ensure appropriate resource allocation,

•	create products that are appropriately developed to meet customer needs,

•	perform adequate and timely validation testing of such products and applications,

•	ensure appropriate communication between different departments responsible for commercialization activities,

•	implement effective product launch or sales strategies,

•	effectively design and manufacture products that achieve commercial success, or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.

We may face setbacks in the development and commercialization of our noninvasive prenatal and other molecular diagnostic tests and technologies. As previously announced, we are no longer relying on prior studies related to our Trisomy 21 test then under development. While we are continuing our research and development program for a noninvasive prenatal test for Trisomy 21, we are no longer trying to develop a test that analyzes RNA samples. Instead, we are focusing our research and development efforts on a noninvasive Trisomy 21 test that analyzes DNA samples utilizing primarily a sequencing-based approach. We need to make significant investments to ensure our diagnostic tests as well as our genetic analysis products and applications perform properly and are cost-effective. We or our partners will likely need to apply for and obtain certain regulatory approvals to sell certain of our products under development for diagnostic applications, and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted or satisfy customers in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

*We may not be able to generate significant revenue from noninvasive prenatal diagnostic tests or any other tests we may develop.

Our business is substantially dependent on our ability to develop and launch our research-use-only, screening and diagnostic tests. We have committed significant research and development resources to the development of research-use-only and diagnostic tests, particularly noninvasive prenatal tests, for use on our MassARRAY system and other platforms, including third-party sequencing platforms. There is no guarantee that we will successfully generate significant revenues from any tests that we have launched or plan to launch in the future. In September 2009, we launched a carrier screening LDT for cystic fibrosis through our CAP/CLIA certified laboratory. In early 2010 we launched noninvasive prenatal LDTs for Rhesus D and fetal sex determination through our laboratory. We also plan to pursue the development and launch of a noninvasive prenatal screening LDT for Trisomy 21, a molecular LDT for assessment of risk for developing age-related macular degeneration, and additional tests in the future. However, there is no guarantee that we will be able to successfully launch any of these or any other diagnostic tests on anticipated timelines or at all. We have limited experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal research-use-only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop noninvasive prenatal research-use-only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including the following:

•	the outcome of the pending investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI and private litigation;

•

the effectiveness of the remedial measures recommended by the special committee following its independent investigation and our ability to implement additional controls and risk management measures as appropriate;

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

•	the success of the validation studies for our diagnostic tests under development and our ability to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of research-use-only or diagnostic or other tests, including noninvasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety effectiveness or clinical utility of noninvasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of our sales and marketing efforts and ability to drive adoption of our diagnostic tests;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician and customer adoption of any diagnostic tests we develop;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support;

•	our ability to promote and protect our SEQureDx brand and technology and our other brands and technologies; and

•	intellectual property rights held by others or others infringing our intellectual property rights.

*Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability to raise additional capital and continue as a going concern;

•	our success and our distributors’ success in marketing and selling, and changes in the demand for, our products and services including our MassARRAY platform and iPLEX multiplex genotyping application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

•	our success in selling our cystic fibrosis carrier screening, Rhesus D genotyping and Fetalxy sex determination tests and the level of reimbursement we receive and our collections for those tests;

•	our success in manufacturing, marketing and selling the MassARRAY Analyzer 4, our next generation MassARRAY system;

•	the pricing of our products and services and those of our competitors;

•	our success in collecting payments from customers and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•	the timing and cost of any new product or service offerings by us;

•	our ability to identify and develop in a cost-efficient manner new applications and products, such as noninvasive prenatal or other diagnostic assays and other diagnostic technologies, our ability to improve current products to increase demand for such products and the success of such applications, products and improvements;

•	the potential need to acquire licenses to new technology, including genetic markers that may be useful in diagnostic applications, or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•	our research and development progress and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the MassARRAY Analyzer 4, consumable chips, also known as SpectroCHIP bioarrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	material developments in our customer and supplier relationships including our ability to successfully transition to new technologies;

•	our ability to clinically validate any potential noninvasive prenatal or other diagnostic related products and obtain regulatory approval of any potential diagnostic products; and

•	expenses associated with the investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI and private litigation and any fines, damages or settlement payments arising from any current or future investigation or litigation and the extent to which any of the foregoing are covered by insurance.

Further, our revenues and operating results are difficult to predict because our diagnostic tests have only recently been launched and we do not have sufficient history to forecast revenues reliably for those tests, and also because our revenues and operating results depend on the number, timing, and type of MassARRAY system placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors in some countries. The absence of or delay in generating revenues will have a significant adverse effect on our operating results from period to period and result in increased operating losses.

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

We expect that sales of MassARRAY systems and consumables will account for most of our total revenues throughout 2010 and perhaps thereafter, unless and until our noninvasive prenatal or other laboratory developed tests begin to generate significant revenues. The following factors, among others, would reduce the demand for MassARRAY products and services:

•	our success in manufacturing, marketing and selling the MassARRAY Analyzer 4, our next generation MassARRAY system;

•	unstable, weak, or deteriorating economic conditions and fiscal policies or changes in fiscal policies that negatively impact customer buying decisions;

•	uncertainty about our ability to continue as a going concern and supply products and services to customers;

•	competition from other products and service providers or failure of our products or applications or services; and

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers, or with respect to the investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California or the FBI, or private litigation or developments or events in our prenatal diagnostic and other programs.

*Our revenues are subject to risks faced by our customers and potential customers.

We expect that our revenues throughout 2010 and perhaps thereafter, unless and until our noninvasive prenatal and/or other laboratory developed tests begin to generate significant revenues, will be derived primarily from MassARRAY system products provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

•	changes in economic conditions and possible country-based boycotts;

•	changes in government programs that provide funding for these customers;

•	other factors affecting research and development spending; and

•	uncertainty about our ability to continue as a going concern and fund operations and supply products and services to customers.

None of these factors are within our control. We have broadened the markets to which we sell our products and applications and continue to develop new applications and products for use in new markets. We are targeting customers in clinical research and clinical marker validation, the emerging field of molecular medicine, genetic service laboratories, and animal testing laboratories and diagnostic testing markets. We have limited or no experience operating in certain of these potential markets and, as a result, may be unable to develop products and applications that allow us to penetrate these markets or successfully generate any revenue from sales in these markets. We have limited ability to forecast demand for our products and applications in these markets.

*We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our revenues.

Sales of our consumable chips and other consumables for the MassARRAY system totaled approximately 48% of our total revenues for the three months ended March 31, 2010, compared to 54% of our total revenues for the three months ended March 31, 2009. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	our ability to successfully transition to the MassARRAY Analyzer 4, our next generation MassARRAY system;

•	the extent to which customers increase multiplexing levels using iPLEX applications;

•	the availability and adoption of new technologies and applications provided by our competitors;

•	a failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel;

•	the acceptance of our technology by our customers;

•	any negative publicity with respect to the investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California or the FBI or private litigation or developments or events in our prenatal diagnostic and other programs;

•	uncertainty about our ability to continue as a going concern and fund operations and supply products and services to customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP products; and

•	our ability to transition to new suppliers for components for the MassARRAY Analyzer 4 and to maintain such relationships.

*We have limited experience operating a CLIA certified laboratory. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate our CLIA certified laboratory and obtain and maintain required regulatory approvals.

We have validated three LDT assays and commercialized them through Sequenom CMM, our CLIA certified laboratory located in Grand Rapids, Michigan. We acquired Sequenom CMM in 2008 and as a result have limited experience operating a CLIA certified laboratory. Because there is substantial distance between Sequenom CMM and us, we may have logistical and operational challenges in effectively managing and operating Sequenom CMM. For future tests, if we are unable to successfully transfer our diagnostic technology and tests to Sequenom CMM for validation or if Sequenom CMM is unable to successfully validate any LDT or other tests that we intend to commercialize through Sequenom CMM, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM’s infrastructure, it is possible that we may not have adequate infrastructure in place to meet demand for our currently launched tests or for the commercial launch and sale of future diagnostic tests that we develop through Sequenom CMM. In May 2010 we announced that we plan to establish an additional Sequenom CMM laboratory that complies with CLIA requirements within our San Diego headquarters facility. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate Sequenom CMM and obtain and maintain required regulatory approvals We cannot provide assurances that we will have sufficient resources to successfully build or qualify an additional CLIA certified laboratory.

CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Sequenom CMM is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each requires that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain and maintain a license from New York, or are unable to maintain licenses from the other states, we will not be able to process any samples from patients located in those states. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

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

We initially plan to validate assays and commercialize them in the form of LDTs through Sequenom CMM, the new CLIA certified laboratory that we intend to establish or license our technology to a third-party CLIA certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of the safe and effective use of LDTs, the FDA and the U.S. Department of Health and Human Services have been reviewing their approach to regulation in the area of genetic testing and LDTs, and the laws and regulations may undergo change in the near future. Although we have no current plans to utilize in our LDT strategy ASRs or IVDMIAs, which have been the focus of recent reforms and enforcement actions by the FDA, we cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. We plan to conduct the development, validation, and other activities necessary to file submissions with the FDA seeking approval for selected diagnostic tests. If we are unable to successfully launch any diagnostic tests as LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

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

In October 2005, we entered into an exclusive license to noninvasive prenatal diagnostic rights (United States Patent No. 6,258,540 and foreign equivalents) with Isis, which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for noninvasive prenatal gender determination testing for social and lifestyle purposes. In November 2009 we entered into a third amendment to modify certain time-based commercial launch milestones relating to aneuploidy and other products. We are using and intend to continue to use the rights that we acquired under the license to develop and commercialize noninvasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve the commercial launch milestones, as modified, in a timely manner, our ability to exclusively commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these diagnostic tests.

*We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, diagnostic assays including noninvasive prenatal diagnostic products, or other products using our products, services, or discoveries.

Development of diagnostic or other products, including assays, by us, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

•	be found to be ineffective, unreliable, inadequate or otherwise fail to receive regulatory approval;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market or otherwise not be effectively marketed;

•	fail to be successfully commercialized if adequate reimbursement from government health administration authorities, private health insurers, and other organizations for the costs of such product is unavailable;

•	be impossible to commercialize because such product infringes on the proprietary rights of others or competes with products marketed by others that are superior; or

•	fail to be commercialized prior to the successful marketing of similar products by competitors.

If a licensee discovers or develops diagnostic or other products or we or a collaborator discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator (hereafter referred to as “partner”) for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated and we may also lose exclusive (as in the case of our license agreement with Isis, under which we in-license our fundamental noninvasive prenatal diagnostic technology) or non-exclusive license rights to intellectual property that are required to commercialize such products. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.

*Our ability to compete in the market may decline if we lose some of our intellectual property rights or are unable to obtain other intellectual property rights.

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors in litigation or by proceedings such as interference, oppositions and reexaminations, as is the case with the appeal pending before the European Patent Office with respect to the patent rights that we in-licensed from Isis for prenatal diagnostics (United States Patent No. 6,258,540 and European Patent No. 994963), and as a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, reexaminations or litigation against others. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. We may not prevail in these activities. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.

*Claims by other companies that we infringe their intellectual property rights or that patents on which we rely are invalid could adversely affect our business.

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products and our MassARRAY system and mass spectrometer (including the MassARRAY Analyzer 4, our next-generation MassARRAY system), from which we derive a substantial portion of our revenues, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of our products from the market or we could be required to redesign our products, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and and/or product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business and may harm our reputation.

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

*Our business and industry are subject to complex and costly regulation and if government regulations are interpreted or enforced in a manner adverse to us, we may be subject to enforcement actions, penalties, exclusion, and other material limitations on our operations.

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the U.S. Department of Health & Human Services Office of Inspector General (OIG) to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure health care providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Government officials have focused their enforcement efforts on marketing of health care services and products, among other activities, and have brought cases against numerous companies and certain sales and marketing personnel for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.

Federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree and violation of these laws, or, our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

*The sales cycles for our MassARRAY system products are lengthy, and we may expend substantial funds and management effort with no assurance of successfully selling our products or services.

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

*We have limited commercial production capability and experience and may encounter production problems or delays, which could result in lower revenue.

We partially assemble the MassARRAY system and partially manufacture our consumable chips and MassARRAY kits. The MassARRAY Analyzer 4, our next-generation MassARRAY system, requires more outsourcing of component manufacturing and more internal assembly. To date, we have only produced our current products in moderate quantities. We may not be able to maintain acceptable quality standards as we ramp up production of the MassARRAY Analyzer 4. To achieve anticipated customer demand levels, we will need to transition and scale-up our production capability and maintain adequate levels of inventory while manufacturing our products at a reasonable cost. We may not be able to produce sufficient quantities to meet market demand or manufacture our product at a reasonable cost. If we cannot achieve the required level and quality of production, we may need to abandon or reduce our internal efforts and fully outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We might not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which would adversely affect our business. Also, from time to time we have experienced quality issues on some of our chips. We may not be able to maintain acceptable quality standards for production of our chips, which could harm our business and result in lower revenue.

*We depend on third-party products and services and limited sources of supply to develop and manufacture our products.

We rely on outside vendors to supply certain products and the components and materials used in our products. Many of these products, components and materials are obtained from a single supplier or a limited group of suppliers and some have lead-times of several months. The MassARRAY Analyzer 4, our next-generation MassARRAY systems is comprised of numerous components each provided to us from a single source and some of which have lead times of several months. Regarding other elements of our MassARRAY system, we also have sole suppliers for our chips, our pins for our nanodispenser and our liquid handling device.

Our consumables also include components provided by sole suppliers. In the event of any adverse developments with these vendors, our product supply may be interrupted and obtaining substitute components could be difficult and/or require us to re-design our products and assays which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips and quality issues with our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

If the validity of the consents from volunteers were to be challenged, we could be forced to stop using some of our resources, which would hinder our gene discovery out licensing efforts and our diagnostic product development efforts.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 and foreign equivalents) and other rights we have acquired for the use of fetal nucleic acids obtained from maternal urine for noninvasive prenatal diagnostics and to pursue development of a molecular LDT for assessment of risk for developing age-related macular degeneration, to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, particularly with respect to our planned test for Trisomy 21, we risk losing our exclusive license rights from Isis and may also lose rights under our other licenses if we do not adequately pursue commercialization in the manner specified in those licenses. Disputes may also arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business. For example, as described previously in this report, we have been sued for substantial damages by TrovaGene (formerly Xenomics) regarding our rights under the license agreement.

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

We may acquire additional businesses or technologies, or enter into other strategic transactions. For example, in November 2008, we completed the acquisition of the Center for Molecular Medicine, LLC, a CLIA certified laboratory facility that we call Sequenom CMM, and in February 2009 we completed the acquisition of substantially all of the assets of SensiGen, LLC.

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

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products, or that may render our technologies or products obsolete. The delay in the development and launch of a Trisomy 21 test, as well as the announcement of investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI, and pending private litigation may adversely affect our competitive position and the market acceptance of any tests that we may commercialize and may affect our ability to maintain and recruit key personnel.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. Our announcements in 2009 of the delay in the launch of our Trisomy 21 test and the results of the investigation by the special committee may have had a negative effect on employee morale and may have affected our ability to retain and recruit key personnel. When we seek to hire personnel to fill open positions, we may be unable to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. If we lose additional key employees, scientists, physician collaborators or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

*If we do not effectively manage our business as it evolves, it could affect our ability to pursue opportunities and expand our business.

Evolution in our business, particularly our attempted transition to developing and commercializing molecular diagnostic tests, has placed and may continue to place a significant strain on our personnel, facilities, management systems, information technology infrastructure, disclosure controls, internal controls and resources. We have implemented the remedial measures recommended by the special committee of our board of directors following its independent investigation, including:

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

In September 2009, we commercially launched our carrier screening LDT for cystic fibrosis, and in early 2010 we launched our noninvasive Rhesus D genotyping and Fetal xy sex determination LDTs, and we intend to continue launching additional molecular diagnostic tests in the future. Because these tests have only recently been launched, demand for and reimbursement by payors of these tests, in particular the cystic fibrosis carrier screening and Rhesus D genotyping tests, is uncertain. The Fetal xy sex determination test is paid for directly by the patient and is not eligible for reimbursement by payors because it is not a medically necessary test. Because certain of the molecular diagnostic tests we have launched or intend to launch may not be medically necessary or may otherwise not be subject to reimbursement by payors, it is difficult to know how much demand there will be for such tests by physicians and their patients. We generally bill third-party payors for our tests and pursue case-by-case reimbursement where policies are not in place for a particular test but we have very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, we may also face an increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to our diagnostic tests, which could adversely affect our business, results of operations and financial condition.

*We must be in compliance with security and privacy regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other state regulations, which may increase our operational costs.

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

In September 2009 we commercially launched our carrier screening test for cystic fibrosis and in early 2010 we launched our noninvasive Rhesus D genotyping and Fetal xy sex determination LDTs. We intend to continue launching additional diagnostic tests in the future. As we launch additional commercial diagnostic tests, we must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase our operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

*We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 58% of our sales were made outside of the United States during the three months ended March 31, 2010 and 2009. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

•	the status of litigation against us and certain of our former executive officers and directors;

•	the dilution from the issuance of securities in connection with the settlement of litigation;

•	our ability to successfully implement the remedial measures recommended by the special committee following our independent investigation and the effectiveness of those measures;

•	the status, duration, scope and outcome of the investigations by the SEC, NASDAQ, the Office of the U.S. Attorney for the Southern District of California and the FBI;

•	securities analysts’ earnings projections or securities analysts’ recommendations; and

•	general market conditions, including the recent crisis in global financial markets.

The stock market in general, and The NASDAQ Global Market and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to further securities class-action litigation.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Restated Bylaws of Registrant, as amended.

3.3 (3)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1 (1)	Specimen common stock certificate.

4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3 (3)	Form of Right Certificate.

10.1 (4)*	License Agreement dated February 4, 2010, between the Registrant and Optherion, Inc.

10.2 (4)	Employment Agreement dated March 13, 2010 between the Registrant and Harry F. Hixson, Jr., Ph.D.

10.3 (4)	New-Hire Equity Incentive Plan

10.4 (5)	1999 Employee Stock Purchase Plan, as amended.

10.5	Derivative Stipulation of Settlement

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed March 4, 2009
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed February 1, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: May 7, 2010	By:	/s/ PAUL V. MAIER
Paul V. Maier
Chief Financial Officer