Form 10-Q
period 2010-06-30
SEQUENOM INC
filed 2010-08-05
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the Registrant’s Common Stock outstanding as of July 23, 2010, was 75,034,608.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,874	$26,919
Marketable securities	20,865	15,762
Restricted cash	1,388	1,372
Accounts receivable, net	5,980	8,510
Inventories, net	5,669	7,722
Other current assets and prepaid expenses	3,000	2,598

Total current assets	83,776	62,883
Equipment and leasehold improvements, net	10,462	11,811
Intangible assets, net	959	1,172
Goodwill	10,007	10,007
Other assets	739	772

Total assets	$105,943	$86,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,141	$6,064
Accrued expenses	6,887	7,658
Accrued litigation settlement	39,370	—
Deferred revenue	1,881	1,871
Current portion of debt and obligations	1,116	1,320
Other current liabilities	301	544

Total current liabilities	57,696	17,457
Deferred revenue, less current portion	283	304
Other long-term liabilities	3,026	3,389
Long-term portion of debt and obligations	1,344	1,837
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 75,052,376 and 61,988,473 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	75	62
Additional paid-in capital	716,477	659,798
Accumulated other comprehensive income	415	1,084
Accumulated deficit	(673,373)	(597,286)

Total stockholders’ equity	43,594	63,658

Total liabilities and stockholders’ equity	$105,943	$86,645

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Consumables	$5,360	$5,196	$10,501	$9,918
MassARRAY and other product related	5,254	3,295	10,038	6,421
Contract research services	354	677	835	1,514
Diagnostic	444	—	648	—
Research and other	—	—	—	3

Total revenues	11,412	9,168	22,022	17,856

Costs and expenses:
Cost of consumables and products revenue	3,801	2,445	7,764	4,831
Cost of contract research revenue	106	681	220	1,719
Cost of diagnostic revenue	553	—	1,734	—
Research and development	10,428	10,226	21,619	19,006
Selling and marketing	7,318	6,934	13,506	14,253
General and administrative	6,405	8,196	11,298	15,138
Litigation settlement, net of revaluation gains	41,799	—	41,799	—
Restructuring	—	1,002	—	1,002

Total costs and expenses	70,410	29,484	97,940	55,949

Loss from operations	(58,998)	(20,316)	(75,918)	(38,093)
Interest income, net	36	99	44	292
Gain (loss) on marketable securities	16	(38)	111	(38)
Other (expense) income, net	(115)	63	(213)	178

Loss before income taxes	(59,061)	(20,192)	(75,976)	(37,661)
Income tax expense	(77)	(54)	(111)	(74)

Net loss	$(59,138)	$(20,246)	$(76,087)	$(37,735)

Net loss per share, basic and diluted	$(0.86)	$(0.33)	$(1.17)	$(0.62)

Weighted average shares outstanding, basic and diluted	68,421	61,138	65,270	61,079

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2010	2009
	(Unaudited)
Operating activities
Net loss	$(76,087)	$(37,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation settlement, net of revaluation gains	41,799	—
Share-based compensation	5,155	6,212
Restricted stock	688	301
Depreciation and amortization	2,677	2,589
Bad debt expense	657	(166)
Loss on marketable securities	—	38
Deferred rent	(333)	(268)
Other non-cash items	117	24
Changes in operating assets and liabilities:
Accounts receivable, net	1,495	2,765
Inventories, net	1,908	196
Prepaid expenses and other assets	(422)	(1,030)
Accounts payable and accrued expenses	1,419	(628)
Deferred revenue	106	301
Other liabilities	(272)	(22)

Net cash used in operating activities	(21,093)	(27,423)
Investing activities
Purchases of equipment and leasehold improvements	(1,282)	(4,962)
Cash paid for acquisition – SensiGen, LLC	—	(1,887)
Purchases of marketable securities	(20,650)	(30,043)
Sales of marketable securities	497	—
Maturity of marketable securities	15,000	30,000
Net change in restricted cash	(15)	(46)

Net cash used in investing activities	(6,450)	(6,938)
Financing activities
Proceeds from private placement, net of issuance costs	47,815	—
Proceeds from exercise of stock options and ESPP purchases	606	807
Payments on debt	(641)	(915)
Payments on capital lease obligation	(56)	(26)

Net cash provided by (used in) financing activities	47,724	(134)

Net increase (decrease) in cash and cash equivalents	20,181	(34,495)
Effect of exchange rate changes on cash and cash equivalents	(226)	(244)
Cash and cash equivalents at beginning of period	26,919	68,338

Cash and cash equivalents at end of period	$46,874	$33,599

Supplemental schedule of non cash financing items:
Equipment purchased under capital lease obligation	$—	$366

Issuance of common stock for litigation settlement	$2,429	$—

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

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. Subsequent events were evaluated by management through the date of filing of this Form 10-Q.

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (SEC) on March 16, 2010.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to inventory valuation and warranty liabilities, which affects cost of sales and gross margin; the allowance for doubtful accounts, which affects revenue recognition; our discounted cash flow analysis valuation model, which affects the valuation of our marketable securities; our annual long-lived asset impairment analysis, which impacts the carrying value of our goodwill; accrued litigation settlement, which affects the amount and range of loss on any pending settlement of litigation and the valuation of deferred income taxes, which affects income tax expense and benefit. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making informed judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational change, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires companies to perform a qualitative analysis to determine whether a variable interest in another entity represents a controlling financial interest in a variable interest entity. A controlling financial interest in a variable interest entity is characterized by having both the power to direct the most significant activities of the entity and the obligation to absorb losses or the right to receive benefits of the entity. This guidance also requires ongoing reassessments of variable interests based on changes in facts and circumstances. This guidance became effective for fiscal years beginning after November 15, 2009. We adopted the provisions of the guidance in the first quarter of 2010 and determined that none of the entities with which we currently conduct business and collaborations are variable interest entities.

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

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $673.4 million as of June 30, 2010. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2010, we had available cash, cash equivalents and current marketable securities totaling $67.7 million and working capital of $26.1 million.

(3) Business Segment Information

At December 31, 2009, we reevaluated our segment reporting in light of changes to our management structure, internal performance reporting and incentive compensation plans that became effective in 2009.

We operate two primary business segments, molecular diagnostics and genetic analysis. Molecular diagnostics researches, develops and commercializes noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, oncology, infectious diseases, and other diseases and disorders. Genetic analysis designs, markets and provides maintenance services for our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, which are marketed to premier clinical research laboratories, bio-agriculture, bio-technology and pharmaceutical companies.

These reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to our chief operating decision maker to make decisions as to the allocation of resources and to assess performance.

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

Unallocated operating loss consists of general and administrative expenses, which include litigation settlement expense, net of revaluation gains, for the three and six months ended June 30, 2010, share-based compensation, indirect overhead expenses and unabsorbed costs. The following table sets forth for the three and six months ended June 30, 2010 and 2009, respectively, our revenues and operating loss from our molecular diagnostic and genetic analysis segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Molecular diagnostics	$444	$—	$648	$—
Genetic analysis	10,968	9,168	21,374	17,856

Total revenues	$11,412	$9,168	$22,022	$17,856

Operating loss:
Molecular diagnostics	$(8,537)	$(7,252)	$(17,495)	$(12,801)
Genetic analysis	2,404	1,431	4,511	136
Unallocated	(52,865)	(14,495)	(62,934)	(25,428)

Total operating loss	$(58,998)	$(20,316)	$(75,918)	$(38,093)

(4) Accrued Litigation Settlement

On May 3, 2010, the U.S. District Court for the Southern District of California entered an order approving the stipulation of settlement reached in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC. Pursuant to the stipulation, we have agreed to pay $14 million in cash, which will be funded by insurance proceeds, and issue approximately 6.8 million shares of our common stock to the plaintiffs’ class.

In connection with the court approved final settlement in May 2010, we recorded a litigation settlement charge of approximately $42.8 million related to the common stock issuable to the plaintiffs’ class. This charge was calculated based on approximately 6.8 million shares at an initial fair value of $6.28 per share. Subsequently, we recognized an aggregate gain of approximately $2.5 million due to the revaluation to fair value for the portion of the approved share settlement issued to plaintiffs’ counsel in accordance with the court’s order awarding attorneys’ fees and the revaluation to fair value for the remaining shares issuable to the members of the plaintiffs’ class as of June 30, 2010. As of June 30, 2010, we have approximately $37.9 million in accrued litigation settlement, which represents the approximate 6.4 million shares still to be issued to the members of the plaintiffs’ class at a fair value of $5.91 per share in the accompanying condensed consolidated balance sheet. Depending upon changes in the fair market value of our stock, we will be required to recognize further adjustments to the accrued litigation settlement until the shares are issued to the members of the plaintiffs’ class.

On May 6, 2010, we entered into a stipulation of settlement to resolve the various derivative actions filed in federal and state court. Pursuant to the financial terms of the stipulation we agreed to pay the plaintiffs’ attorneys a total of $2.5 million in fees, of which $1.0 million will be funded by insurance proceeds. As of June 30, 2010, the $1.5 million portion of the plaintiffs’ attorneys fees that is not covered by insurance proceeds is included in accrued litigation settlement in the accompanying condensed consolidated balance sheet. In connection with the final approval of settlement on July 26, 2010, we remitted a cash payment of $338,000 and as permitted by the stipulation of settlement will issue 200,000 shares of our common stock at a fair value of $5.81 in payment of the portion of the plaintiffs’ attorneys’ fees not covered by insurance.

The following table represents activity related to our accrued litigation settlement balance during the three months ended June 30, 2010:

Accrued Litigation Settlement
(in thousands)
Balance at March 31, 2010	$—
Additions:
Equity portion – class action settlement	42,809
Fixed portion – derivative settlement	1,500

44,309
Less:
Issuance of shares – class action settlement	(2,429)
Revaluation gains included in operations:
Issuance of shares – class action settlement	139
Revaluation of equity portion – class action settlement	2,371

2,510

Balance at June 30, 2010	$39,370

See Note 15 for additional discussion regarding our litigation.

(5) Restructuring

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

The April 2009 reduction in workforce included the closure of our leased facility near Boston, Massachusetts, with lease expiration on December 31, 2010, as well as the closure of our office located in New Delhi, India during the second quarter of 2009. The following table sets forth the remaining liabilities associated with our restructuring activities as of June 30, 2010, which are included within other current and long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

Description	Facilities	Other	Total
Balance at December 31, 2009	$535	$55	$590
Cash payments	(267)	(1)	(268)

Balance at June 30, 2010	$268	$54	$322

(6) Acquisition

SensiGen, LLC

On February 27, 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The assets are now part of our wholly-owned subsidiary, Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid SensiGen cash consideration of approximately $1.9 million, which included a loan advance of $340,000, and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million is contingently payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). In June 2009 we satisfied one of the triggering events related to the Agreement with a cash payment of $130,000. This triggering event had previously been recorded at a fair value of $130,000 during our initial fair value measurement of contingent consideration associated with the allocation of purchase price. After the payment of this triggering event, our remaining fair value of contingent consideration in the allocation of purchase price at the date of closing was $27,000. For the year ended December 31, 2009, we increased our contingent consideration liability for two triggering events by $514,000, which was recognized as a component of research and development ($260,000) and general and administrative expenses ($254,000). During the first quarter of 2010, we satisfied our obligations associated with these two triggering events with an aggregate cash payment of $520,000. As of June 30, 2010, we currently have $21,000 recorded as our fair value estimate for the remaining contingent consideration associated with the SensiGen acquisition, which is further discussed below.

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

At each reporting date, we re-measure the contingent consideration liability at fair value, until the contingency is resolved with the changes in fair value recognized as a charge to operations in the current period. This analysis, which includes a probability assessment regarding the likelihood of payment and a discounted present value factor, concluded that based on currently available information the fair value of the remaining contingent consideration payable upon certain triggering events was $21,000 as of June 30, 2010.

(7) Marketable Securities and Fair Value Measurements

Marketable securities

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. As a result, at June 30, 2010 and December 31, 2009, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk our current investment policy requires us to maintain our portfolio of cash equivalents and marketable securities in a variety of securities that are represented by issuances from the U.S. Government, repurchase agreements collateralized by U.S. Government securities that have ratings of AAA or are fully guaranteed by the U.S. Government. Our investment policy also includes a minimum quality rating for all new investments and the overall amount that may be invested with a single security. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. At June 30, 2010 and December 31, 2009, we had $2.0 million and $4.3 million, respectively, of principal invested in auction rate securities (ARS) with an estimated fair value of $0 and $0.5 million, respectively. Consistent with our investment policy guidelines in effect when originally purchased, these ARS investments had AAA/AA credit ratings at the time of purchase. Our remaining ARS as of June 30, 2010, is a private placement security with a long-term nominal maturity in 2028 and with an interest rate that resets through a Dutch auction each month and represents an interest in collateralized debt obligations supported by insurance securitizations. With the liquidity issues experienced in global credit and capital markets our remaining ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate these securities. As a result, our ARS has an estimated fair value as of June 30, 2010 of $0.

During the first quarter of 2010, we sold two ARS investments with an aggregate principal value of $2.3 million, but an estimated fair value of $0.5 million. These sales resulted in a gain on the sale of approximately $0.1 million. For the three months ended June 30, 2010, no other-than-temporary impairment losses were charged to operations and there are no accumulated unrealized losses in other comprehensive income related to our investments in ARS.

Fair Value Measurements

A fair value hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are described as:

Level 1 - Quoted prices in active markets for identical assets or liabilities. We have determined that our investments in money market accounts, certificates of deposit and U.S. Government securities and the equity portion of our accrued litigation settlement with respect to In re Sequenom, Inc. Securities Litigation meet the criteria for definition within the Level 1 hierarchy.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We have no investments that meet the criteria for definition within the Level 2 hierarchy as of June 30, 2010. As of December 31, 2009, our investments in ARS that were sold in the first quarter of 2010 and had moderate secondary market activity met the criteria for definition within the Level 2 hierarchy.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have determined that our investments in ARS with an estimated fair value of $0 at June 30, 2010, meet the criteria for definition within Level 3 hierarchy.

The fair value of our investments in ARS instruments was estimated utilizing a discounted cash flow analysis valuation model as of June 30, 2010. This analysis considers, among other items, the collateralization underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities, net of cash, that were accounted for at fair value on a recurring basis as of June 30, 2010 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$46,874	$46,874	$—	$—
Marketable securities, current[1]	20,865	20,865	—	—
Restricted cash (current and long-term)	1,435	1,435	—	—

Total assets	$69,174	$69,174	$—	$—

Liabilities:
Accrued litigation settlement	$37,870	$37,870	$—	$—

Total liabilities	$37,870	$37,870	$—	$—

[1]	Gains or losses considered to be temporary are recorded to other comprehensive income (loss) at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

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

There were no transfers within Level 2 or 3 fair value assets or liabilities nor were there realized or unrealized gains or losses within Level 2 fair value assets or liabilities for the three and six months ended June 30, 2010. A realized gain of $95,500 on a Level 3 asset with an estimated fair value of $0 was recognized in the six months ended June 30, 2010. There were no realized losses or unrealized gains or losses on Level 3 fair value assets or liabilities for the three months ended June 30, 2010.

(8) Comprehensive Loss

We disclose comprehensive loss and its components, which includes net loss, unrealized gains and losses on investments and foreign currency translation gains and losses as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Comprehensive loss:
Net loss	$(59,138)	$(20,246)	$(76,087)	$(37,735)
Unrealized (loss) gain on marketable securities	(69)	45	(50)	(44)
Foreign currency translation adjustments	(335)	250	(619)	(351)

Comprehensive loss	$(59,542)	$(19,951)	$(76,756)	$(38,130)

(9) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of exercisable stock options to purchase 4,204,319 shares, warrants to purchase 59,035 shares and restricted stock covering 1,159,306 shares were not included in the computation of diluted net loss per share as their effect was anti-dilutive for all periods presented.

(10) Stockholders’ Equity

In May 2010, we issued 12,435,000 shares of our common stock at a price of $4.15 per share to certain investors in a private placement. The private placement resulted in aggregate net proceeds of $47.8 million after deducting underwriting commissions and transaction expenses.

In June 2010, we issued 409,005 shares of our common stock at a fair value of $5.94 per share, which represented a portion of the court approved share settlement in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation. The shares were issued to counsel for the plaintiffs’ class in accordance with the court’s order awarding attorneys’ fees. See Note 4 for additional discussion of our accrued litigation settlement.

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

(11) Share-Based Compensation

We maintain several share-based compensation plans for the grant of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards to employees, consultants and non-employee directors. The estimated fair value of share-based payments is measured at the grant date using the Black-Scholes option pricing model and the portion that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period.

For the three months ended June 30, 2010 and 2009, we recorded $2.3 million and $3.1 million, respectively, of compensation expense related to our share-based compensation awards. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expenses ($0.7 million and $0.9 million), selling and marketing expenses ($0.7 million and $0.9 million) and general and administrative expenses ($0.8 million and $1.3 million) for the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 and 2009, we recorded $4.6 million and $5.8 million, respectively, of compensation expense related to our share-based compensation awards. The compensation expense related to our share-based compensation arrangements is recorded as a component of research and development expense ($1.6 million and $1.7 million), selling and marketing expense ($1.4 million and $1.7 million) and general and administrative expense ($1.6 million and $2.4 million) for the six months ended June 30, 2010 and 2009, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

The fair value of options granted to non-employees is initially estimated at the measurement date using the Black-Scholes pricing model and re-measured at each reporting date. Total stock-based compensation for options granted to non-employees for the three months ended June 30, 2010 and 2009, was $82,000 and $54,000, respectively, and is included in the statements of operations within research and development expenses ($20,000 and $12,000), sales and marketing expenses ($55,000 and $42,000) and general and administrative expenses ($7,000 and $0). For the six months ended June 30, 2010 and 2009, share-based compensation for options granted to non-employees included in the statements of operations was $162,000 and $229,000, respectively, and is included within research and development expenses ($33,000 and $60,000), sales and marketing expenses ($112,000 and $169,000) and general and administrative expenses ($17,000 and $0).

Share-Based Compensation Plans

Stock Compensation Plans

In May 2006, our stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In June 2010 our stockholders approved an increase to the share reserve of 3.0 million shares. As of June 30, 2010, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 10,584,319 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

The following table summarizes our restricted stock activity for the quarter ended June 30, 2010:

Outstanding	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock - December 31, 2009	1,269,550	$3.94
Granted	7,962	4.26
Vested	(51,181)	5.93
Cancelled	(67,025)	3.86

Restricted stock – June 30, 2010	1,159,306	$3.86

Employee Stock Purchase Plan

In 1999, we adopted the 1999 employee stock purchase plan (the 1999 ESPP). As of June 30, 2010, we had reserved 1,006,023 shares of common stock for issuance under the 1999 ESPP.

Offerings under the 1999 ESPP are for a duration of six months and consist of one purchase interval. The 1999 ESPP limits stock purchases to (i) no more than 10,000 shares per individual per offering and (ii) no more than $25,000 per individual per calendar year. Shares are purchased at 85% of the lower of the beginning or end of the period price. As of June 30, 2010, employees have contributed approximately $0.3 million to the current offering of the 1999 ESPP, since the beginning of the offering period that commenced February 1, 2010. For the three months ended June 30, 2010 and 2009, we have recognized approximately $127,000 and $117,000, respectively, as share-based compensation expense related to the 1999 ESPP. For the six months ended June 30, 2010 and 2009, we have recognized approximately $165,000 and $159,000, respectively, as share-based compensation expense related to the 1999 ESPP.

New-Hire Equity Incentive Plan

In February 2010, our Board of Directors approved a New-Hire Equity Incentive Plan (New-Hire Plan) with a total share reserve of 150,000 shares of common stock. Equity awards under the New-Hire Plan are eligible to be issued only to persons entering into employment with us and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of June 30, 2010, no equity awards have been issued under the New-Hire Plan.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of June 30, 2010, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of June 30, 2010, the warrant remained outstanding and exercisable.

In connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends. The placement agent subsequently transferred portions of the warrant to certain of its employees. As of June 30, 2010, warrants to purchase 7,500 shares remained outstanding and exercisable and expire in June 2011.

Stock Options

The estimated fair value of each stock option award granted was measured on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants for the three months ended June 30, 2010 and 2009:

	June 30,
	2010	2009
Risk free interest rates	3.0%	2.8%
Volatility	101.1%	100.0%
Dividend yield	0%	0%
Expected option life (years)	7.5	7.0
Weighted average fair value of stock option grants to employees	$5.34	$15.17

The determination of fair value using the Black-Scholes option pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock. We have not paid any dividends on our common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The computation of the expected option life assumption is based on a weighted-average calculation combining the average historical exercise activity with the estimated life of all unexercised stock options.

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

A summary of the status of our stock option plans as of June 30, 2010, and of changes in stock options outstanding under the plans during the six months ended June 30, 2010, are as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,172,807	$9.55
Granted	227,690	5.71
Canceled	(252,958)	12.12
Exercised	(64,386)	4.25

Outstanding at June 30, 2010	6,083,153	$9.36	6.1	$9,226,437

Options vested and exercisable at June 30, 2010	4,204,319	$8.53	5.0	$7,695,521

As of June 30, 2010, there was $17.7 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. Cash received from stock option exercises for the six months ended June 30, 2010 and 2009 was $273,000 and $313,000, respectively. At June 30, 2010, there were 3,267,865 shares available for future option grants.

(12) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value (net realizable value). The components of inventories were as follows (in thousands):

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$3,955	$4,657
Work in process	12	11
Finished goods	1,702	3,054

Total	$5,669	$7,722

Inventories are shown net of excess and obsolescence reserves of $1.6 million and $1.9 million at June 30, 2010 and December 31, 2009, respectively.

(13) Debt and Obligations

Asset-backed Loan

As of June 30, 2010, we had an aggregate of $0.3 million outstanding on our asset-backed loan line related to three fundings with interest rates from 10.6% to 9.73%. All borrowings are secured by the underlying financed equipment. The borrowings are to be repaid in 36 monthly installments with final payment dates ranging from November 2010 to May 2011. Our rights to borrow funds under this facility expired in December 2008.

Debt

In connection with our acquisition of SensiGen in February 2009, we assumed two loans with the Michigan Economic Development Corporation with an aggregate balance at the closing date of approximately $3.2 million. The first loan of approximately $0.3 million has a stated interest rate of 1% with all payments deferred until March 2013. Commencing March 2013, principal payments of approximately $3,000 are due monthly through March 2018, at which time a final balloon payment of approximately $161,000 is due. The second loan of approximately $2.9 million has a stated interest rate of 7% with monthly principal payments of approximately $68,000 through September 2012. As of June 30, 2010, we had an aggregate of $2.0 million outstanding on these loans. Both loans are collateralized by all of Sequenom CMM’s tangible and intangible property and rights in which a security interest or lien may be taken.

Capital Lease

In the second quarter of 2009, we entered into a 36 month capital lease arrangement for new phone equipment, which was capitalized with office furniture and equipment at an aggregate balance of approximately $366,000. As of June 30, 2010, we had an aggregate of $0.2 million outstanding on this capital lease.

(14) Warranty Costs and Reserves

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

Changes in our warranty liability during the three months ended June 30, 2010, were as follows (in thousands):

Balance as of December 31, 2009	$175
Repairs and replacements	(3)
Additions charged to cost of revenues	67

Balance as of June 30, 2010	$239

(15) Litigation

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

In April 2009, we announced that the expected launch of our test for Trisomy 21 (Down syndrome) had been delayed and that we were no longer relying on our previously announced test data and results for that test, as a result of inadequately substantiated claims, inconsistencies and errors and inadequate protocols and controls, which included: the mischaracterization of tests as having been conducted in a blinded manner (i.e., that the tests had been performed by scientists who did not know the true outcomes for the samples tested before the test results had been determined); the improper unblinding of true outcomes for samples being tested; the use of the unblinded true outcomes to alter and improve reported test results; the unsubstantiated reporting of test results for low-risk samples (i.e., samples from expectant mothers who were less likely to be carrying a fetus with Trisomy 21) without knowing the true outcomes for such samples; the failure to perform testing on those low-risk samples; the inadequate storage of serum samples resulting in breakdown of nucleic acids; and other improper practices. Following the April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers and directors on behalf of certain purchasers of our common stock. The complaints included claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and were brought as shareholder class actions. In general, the complaints alleged that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. In September 2009 the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC and a lead plaintiff was appointed. In December 2009 we entered into a stipulation of settlement with the lead plaintiff on behalf of the plaintiffs’ class. Pursuant to the terms of the stipulation, we have agreed to pay $14 million, which will be funded by insurance proceeds. We have also agreed to issue to the plaintiffs’ class approximately 6.8 million shares of our common stock, and to adopt or continue our implementation of changes and additions to certain corporate governance policies, protocols and practices. The court held a final settlement approval hearing on May 3, 2010, following which the court approved the final settlement. The time for appeals lapsed without any appeal. We have approximately $37.9 million in accrued litigation settlement related to this matter as of June 30, 2010 (see Note 4).

In May 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former directors and officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and have been consolidated in a single court. In July 2009 the first of three shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions have been consolidated before a single court under the caption In re Sequenom, Inc. Derivative Litigation, S.D. Cal. Case No. 09-CV-1341 LAB (WMc) and plaintiffs filed a single consolidated complaint. A separate federal derivative compliant, Ries, et al. v. Stylli, et al, case no. 09-CV-2517 LAB (WMc), was filed thereafter and it has been coordinated with the consolidated federal derivative action. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby artificially inflating the price of our common stock. On May 6, 2010, we entered into a stipulation of settlement that will resolve the Derivative Actions. The current and former directors and officers named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. In exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Actions, we have agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million, of which $1.0 million will be funded by insurance proceeds. We can issue up to 200,000 shares of our common stock to pay a portion of the attorneys’ fees not funded by insurance proceeds. The U.S. District Court issued its final approval of the settlement in accordance with the terms of the stipulation of settlement on July 26, 2010, and the court entered an order dismissing the federal shareholder derivative actions on July 27, 2010. In accordance with the terms of the stipulation of settlement, the parties in the state shareholder derivative actions filed a joint stipulation to dismiss the actions with prejudice in San Diego Superior Court on July 27, 2010. We have included $1.5 million in accrued litigation settlement in connection with this matter as of June 30, 2010 (see Note 4). In connection with the final approval of settlement on July 26, 2010, we remitted a cash payment of $338,000 and will issue 200,000 shares of our common stock at a fair value of $5.81 per share in payment of the portion of the plaintiffs’ attorneys’ fees not funded by insurance proceeds.

In June 2009, we received written notification that the Enforcement staff of the SEC has initiated an investigation following our April 2009 announcement regarding our Trisomy 21 test then under development. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to continue to cooperate fully with the SEC in this matter.

On June 2, 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our Senior Vice President, Research and Development. The complaint alleges that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court.

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

On June 2, 2010, the U.S. Attorney filed a criminal information against Dr. Dragon. The criminal information charges Dr. Dragon with one count of conspiracy to commit securities fraud by conspiring to disseminate materially false and misleading statements regarding our Trisomy 21 test then under development. On the same day, Dr. Dragon pled guilty to the criminal information, and the magistrate judge assigned to this matter recommended that the district court judge accept Dr. Dragon’s guilty plea. The U.S. District Court has not sentenced Dr. Dragon yet.

Following our September 2009 announcement, representatives of NASDAQ also contacted us to inquire about the announcement. We intend to continue to cooperate fully with NASDAQ in this matter in the event that NASDAQ has any further inquiries.

In October 2009, plaintiff Xenomics, Inc. (now known as TrovaGene) filed a complaint in the Supreme Court of the State of New York naming us as the defendant. In the complaint, the plaintiff alleged that due to materially false and misleading statements regarding our Trisomy 21 test under development, we had breached the license agreement entered into by the parties on October 29, 2008, which provides us with exclusively licensed patent rights for the use of fetal nucleic acids obtained from maternal urine, and that the plaintiff has suffered damages as a result. The plaintiff sought equitable relief and $300 million in damages. In December 2009, we removed the case to the U.S. District Court for the Southern District of New York. On May 4, 2010, the district court granted our motion to dismiss the action because the license agreement specifically provides that if TrovaGene seeks to resolve a dispute arising under the agreement, it must do so by commencing an arbitration in San Diego. As of the date of this report, TrovaGene has not commenced arbitration proceedings in San Diego.

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

(16) Income Taxes

Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of June 30, 2010 and December 31, 2009, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.

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

Operating Segments

We operate our business on the basis of two reportable segments, molecular diagnostics and genetic analysis. A further description of the operations of these segments is below. The following table sets forth revenues, and operating loss for our molecular diagnostic and genetic analysis segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Molecular diagnostics	$444	$—	$648	$—
Genetic analysis	10,968	9,168	21,374	17,856

Total revenues	$11,412	$9,168	$22,022	$17,856

Operating loss:
Molecular diagnostics	$(8,537)	$(7,252)	$(17,495)	$(12,801)
Genetic analysis	2,404	1,431	4,511	136
Unallocated	(52,865)	(14,495)	(62,934)	(25,428)

Total operating loss	$(58,998)	$(20,316)	$(75,918)	$(38,093)

(1)	Management evaluates operating loss exclusive of general and administrative expenses, which includes litigation settlement expense, net of revaluation gains, for the three and six months ended June 30, 2010, share-based compensation, restricted stock compensation expense, indirect overhead expenses and allocated and absorbed costs, as these costs are not allocated to our business segments for performance assessment by our chief operating decision maker.

We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

Molecular Diagnostics and SEQureDx™ Technology

Molecular Diagnostics

We are committed to researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, women’s health related disorders and diseases, age-related macular degeneration (AMD) diagnostics, oncology, infectious diseases, and other diseases and disorders. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on noninvasive diagnostics using our proprietary MassARRAY system and other instrumentation platforms, such as sequencing. The tests we are currently researching and marketing all use simple blood draws from patients rather than more invasive procedures. None of our tests are marketed or sold direct-to-consumers. The tests are solely for use within our College of American Pathology (CAP) accredited and Clinical Laboratory Improvement Amendments (CLIA) certified laboratory, Sequenom Center for Molecular Medicine, LLC (Sequenom CMM). Samples for our tests are ordered by a physician, collected and sent to Sequenom CMM for testing, and the results are reported back to the physician.

Currently, we are primarily focused on developing and commercializing prenatal and diagnostic tests using our foundational, patent protected, noninvasive, circulating cell-free fetal (ccff) nucleic acid based assay technology. This technology uses a simple maternal blood draw (meaning noninvasive compared to invasive procedures such as amniocentesis, chorionic villus sampling, or surgery) for a prenatal diagnosis or risk assessment in order to provide reliable information about the status of the fetus early in pregnancy. In early 2010 we launched noninvasive Rhesus D genotyping and Fetalxy sex determination laboratory developed tests (LDTs) using this patented ccff technology which we in-license from Isis Innovation Limited (Isis). We also launched, in September 2009, a noninvasive molecular based cystic fibrosis carrier screening LDT. In August 2010, we announced that we would no longer offer the Fetalxy sex determination test after September 15, 2010. These tests have all been launched through our CAP accredited and CLIA-certified laboratory, Sequenom CMM located in Grand Rapids, Michigan. We plan to establish an additional Sequenom CMM laboratory that complies with CLIA requirements within our San Diego headquarters facility by the end of 2010 to expand capacity based on anticipated increased demand for our molecular diagnostic tests. We have made substantial investments in our information technology infrastructure to enhance the capabilities of our laboratory to track samples and provide electronic ordering and reporting, and have put in place sample collection and transportation logistics that can be readily scaled. We have also expanded our molecular diagnostic sales force and our marketing efforts. We are entering into contracts with third party payors to establish pricing for our tests and provide reimbursement. We also plan to conduct the development, validation, and other activities necessary to file submissions with the U.S. Food and Drug Administration (FDA) seeking approval for selected diagnostic tests. Revenues from our diagnostic tests were $0.4 million and $0.6 million for the three and six months ended June 30, 2010.

We are in the process of researching and evaluating a potential LDT for Trisomy 21 (Down syndrome). We announced in April 2009 that previously reported test data and results for the noninvasive prenatal test for Trisomy 21 then under development could not be relied upon. As a result, the launch of the test did not occur. We are no longer trying to develop a test that analyzes RNA samples. Instead, we are focusing our current research and development efforts on a noninvasive prenatal Trisomy 21 test that analyzes DNA samples utilizing massively parallel sequencing. DNA is more stable than RNA, and a DNA-based method could lead to the development of a test that we believe would be useful across a wide range of genetic backgrounds. With technological advances and projected instrument and reagent costs of massively parallel sequencing coming down rapidly, we believe that a test on a massively parallel sequencing platform is commercially feasible and potentially attractive compared to other methods.

Our goal is to design a test that has better specificity and sensitivity than currently available screening tests that could be used during the first and second trimesters of pregnancy, has maximum ethnic coverage of the global population and is a genetic test, not a surrogate marker. There is no guarantee that we will be able to achieve any or all of these goals. We are continuing to collect clinical samples for sponsored clinical studies through independent third parties, the results of which will be published in a peer-reviewed journal. We anticipate optimization of a DNA sequencing-based test to be completed by the end of the third quarter of 2010. By the end of 2010, our third party sample collection sites expect to have collected a sufficient number of blood samples from high risk pregnancies in order to provide the requisite number of Trisomy 21 and euploid samples that will enable our planned blinded clinical studies. These blinded studies represent the pivotal validation studies to support the launch of a noninvasive Trisomy 21 test. We expect to start accessioning and testing these Trisomy 21 and euploid samples through Sequenom CMM during the fourth quarter of 2010. To support the launch of a LDT by the end of the fourth quarter of 2011, we plan to complete testing of the validation samples during the second quarter of 2011. We anticipate data analysis for the blinded validation studies, manuscript preparation, journal submission by our academic clinical partners and peer-review to be completed by the end of 2011. Following the acceptance by a peer-reviewed journal, we plan to launch our Trisomy 21 test as a LDT before the end of 2011. Subsequently, we plan to complete the appropriate studies and documentation necessary to file for a premarket approval (PMA) of the Trisomy 21 test with the FDA by the end of 2012.

Historically, the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used by the same laboratory. During a public meeting held in July 2010, the FDA explained that it is reconsidering its policy of enforcement discretion over LDTs. In the public meeting notice the agency cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and approved by the FDA. As part of the FDA’s evolving position on the regulation of LDTs, the FDA has recently issued letters to a number of companies that primarily related to direct to consumer (DTC) genetic testing products. In these letters, the FDA expressed concern about consumers making medical decisions in reliance on genetic tests that have not undergone the FDA’s premarket review. However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation. Although we do not sell our products direct to consumers, we also received a letter from the FDA in July 2010. We responded to the FDA in August 2010 and continue to closely monitor potential changes as the FDA’s LDT policy evolves to ensure our activities are consistent with the FDA’s policy and to facilitate a smooth transition without interruption of test availability if the FDA determines additional regulation is warranted.

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

Supporting our initiatives in women’s health, oncology and infectious disease we completed our acquisition of the complete AttoSense portfolio of gene-based molecular tests and related assets from SensiGen, LLC in February 2009. The acquisition included highly-sensitive and specific tests for the detection and monitoring of human papillomavirus (HPV) (the primary cause of cervical and a leading cause of head and neck cancers), systemic lupus erythematosus (Lupus), chronic kidney disease (CKD), and other tests, all of which utilize our proprietary MassARRAY platform. These tests will require further development and have not been commercialized.

Prenatal Diagnostics Licenses

We have exclusively in-licensed patent rights (including U.S. Patent No. 6,258,540 and its foreign equivalents, and pending United States patent application publication no. US2009/0029377 A1 and its pending foreign equivalents) to use cell-free fetal nucleic acids for diagnostic testing of serum and plasma samples, and in some cases whole blood samples, obtained from pregnant women from Isis and the Chinese University of Hong Kong. Generally, our exclusive license rights, which are platform independent and not limited to mass spectrometry, cover the general diagnostic use of cell-free fetal nucleic acids derived from maternal plasma or serum in territories including the United States, Europe, Australia, Canada, Hong Kong and Japan, as well as certain non-exclusive rights in China.

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

We have also exclusively in-licensed numerous patent rights from the Chinese University of Hong Kong (including pending United States patent application publication no. US2009/0029377 A1 and its pending foreign equivalents covering the use of massively parallel sequencing for prenatal diagnostics) and Xenomics Inc. (now known as TrovaGene, Inc.), covering the general use, on any technology platform, of fetal nucleic acids derived from maternal plasma, serum, urine, and in some cases whole blood, for noninvasive prenatal genetic diagnostic testing, including genetic, expression-based, sequencing-based and epigenetic-based assays and tests.

Our license agreement with TrovaGene provides us with exclusively licensed patent rights (including United States Patent Nos. 6,251,638; and RE 39,920) for the use of fetal nucleic acids obtained from maternal urine. The license provides us with the exclusive global right to use transrenal fetal DNA in maternal urine for noninvasive prenatal diagnostics and analysis on a technology-independent basis for all uses, excluding the limited field of fetal gender determination solely by the presence of Y chromosome. This intellectual property for urine-based tests provides us with additional options for test development and commercialization. We have collected and continue to collect urine samples for purposes of developing urine-based tests and we have initiated exploratory experiments. The licensed intellectual property includes issued patents in the United States and Europe and is part of our continuing strategy to expand and protect our SEQureDx franchise through the identification and licensing of new technologies and sampling methodologies. As described elsewhere in this report, TrovaGene has asserted claims regarding our rights under the license agreement.

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

Genetic Analysis

Our proprietary MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, is a high performance (in speed, accuracy and cost efficiency) nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our platform is widely accepted as a leading high-performance DNA analysis platform for genotyping, somatic mutation analysis and fine mapping markets and continues to gain traction for applications, such as agricultural genomics and clinical research. Our customers include premier clinical research laboratories, bio-agriculture, bio-technology and pharmaceutical companies, academic institutions, and various government agencies worldwide. To provide customer support for our expanding user base and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to distribution partners in several major countries throughout the world.

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications including single nucleotide polymorphism (SNP) genotyping detection of mutations, analysis of copy number variants and other structural genome variations. In addition, the system provides quantitative gene expression analysis, quantitative DNA methylation analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary application software that operates on the MassARRAY platform and through the purchase of consumable chips and reagent sets. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping and somatic mutation analysis solution enabled through our iPLEX multiplexing assay, which permits multiplexed SNP and somatic mutation analysis using approximately the same amount of reagents and chip surface area as is used for a single locus/SNP analysis. In April 2010 we announced the launch of our next-generation mass spectrometry system, the MassARRAY Analyzer 4. This new high performance nucleic acid analysis platform has been designed to meet customer demand for a bench top instrument with greater flexibility across multiple applications, improved reliability and faster performance and is designed to empower the basic and translational research community to advance findings from discovery genetic and biomarker studies toward biomarker validation and clinical utility in diagnosis, prognosis and monitoring of diseases.

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

During the first six months of 2010, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenues

Total revenues for the three months ended June 30, 2010 increased to $11.4 million from $9.2 million for the same period in 2009 and were comprised of product related sales, contract research services and diagnostic sales. Total revenues for the six months ended June 30, 2010 increased to $22.0 million from $17.9 million for the same period in 2009. Product related revenues are derived from sales of consumables, including our SpectroCHIP bioarray chips used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and the receipt of license fees from end-users. Diagnostic revenues are from the sale of our carrier screening LDT for cystic fibrosis that was launched in the third quarter of 2009, as well as our Rhesus D genotyping and Fetalxy sex determination tests that were launched in the first quarter of 2010. In August 2010, we announced that we would no longer offer the Fetalxy sex determination test after September 15, 2010.

Consumables revenue for the three and six months ended June 30, 2010 increased to $5.4 million and $10.5 million, respectively, compared to $5.2 million and $9.9 million, respectively, for the same periods in 2009. These increases are attributable to our larger installed base of MassARRAY compact systems in 2010 against the comparative periods in 2009, as well as increased consumables orders from our customers in the biomedical research and agricultural biology markets against the comparative period.

MassARRAY and product related revenues for the three and six months ended June 30, 2010 were $5.3 million and $10.0 million, respectively, as compared to $3.3 million and $6.4 million, respectively, for the same periods in 2009. The increases of $2.0 million and $3.6 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009 were primarily due to increases in MassARRAY system hardware and software sales of $1.6 million and $2.7 million during the three and six months ended June 30, 2010, respectively, from the comparative periods in 2009 and were attributable to higher system placements in the current year periods. Revenue from other product sales, which primarily represents MassARRAY system maintenance contract revenue, for the three and six months ended June 30, 2010 were $1.2 million and $2.5 million, respectively, as compared to $0.8 million and $1.5 million, respectively, for the same periods in 2009. The increases of $0.4 million and $1.0 million for the three and six months ended June 30, 2010, are due to more service contracts in effect over our larger installed base against the comparative period.

We recorded contract research services revenue of $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2010, as compared to $0.7 million and $1.5 million, respectively, for the same periods in 2009. The decreases of $0.8 million and $0.7 million for the three and six months ended June 30, 2010, are attributable to our cost cutting initiative that commenced in April 2009, which refocused our genetic analysis service business on higher margin studies and fewer projects.

We recognized diagnostic revenue of $0.4 million and $0.6 million for the three and six months ended June 30, 2010 and 2009, respectively, compared to no diagnostic revenue in the comparative periods as our tests were launched in late 2009 and early 2010. Diagnostic revenue is recognized upon cash collection as payments are received. Diagnostic revenue going forward is uncertain and difficult to predict due to the lack of historical sales trends associated with our recent commercial launches of these tests.

Research and other revenues, which generally consist of license and research grant payments, were $0 for the three and six months ended June 30, 2010, compared to $0 and $3,000 for the same periods in 2009, respectively. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect license and grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of our cystic fibrosis carrier screening assay, Rhesus D genotyping assay and future assays.

Cost of Consumables and Products, Services and Diagnostic Revenues and Gross Margins

Cost of consumables and products revenues for the three and six months ended June 30, 2010 and 2009 were $3.8 million and $7.8 million, respectively, compared to $2.4 million and $4.8 million, respectively, for the same periods in 2009. Gross margins on consumables and product related sales for the three and six months ended June 30, 2010 were 64% and 62%, respectively, compared to 71% and 70%, respectively, for the same periods in 2009. Gross margins decreased primarily due to the mix of products sold, which consisted of increased system placements in the current periods as compared to the same periods in 2009. MassARRAY systems, which historically sell at lower gross margins, were offset by slightly higher consumable sales for the three and six months ended June 30, 2010, which historically sell at higher average gross margins.

Cost of contract research service revenues for the three and six months ended June 30, 2010 were $0.1 million and $0.2 million, respectively, compared to $0.7 million and $1.7 million, respectively, for the same periods in 2009. Gross margins were 70% and 74% during the current periods, as compared to negative 1% and negative 14% in the comparable periods in the prior year. The improved margins in 2010 are attributable to our focus on fewer, higher margin studies and projects after our April 2009 cost cutting initiative. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken.

Costs of diagnostic revenues are recognized at the completion of testing and were $0.6 million and $1.7 million for the three and six months ended June 30, 2010. There were no costs of diagnostic revenues in the comparable periods in 2009 as our tests were launched in late 2009 and early 2010. Gross margins were negative for the three and six months ended June 30, 2010, as we build test volumes to cover costs associated with running our diagnostic tests and incur other capacity related expenses. Gross margin on diagnostic tests are affected by test volumes and overall reimbursement for the amount paid per test.

Our overall gross margin for the three and six months ended June 30, 2010 was 61% and 56%, respectively, compared to 66% and 63%, respectively, for the same periods in 2009. These gross margins, as compared to the same periods in 2009, are attributable to the activity described above.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services sold, competitive conditions, sales volumes, discounts offered, the percentage of sales made to distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required and royalty payment obligations on in-licensed technologies. Our gross margin will also be affected by the adoption rates of the diagnostic tests we commercialize, the payor and other contracts we may enter into for such tests and the volume of tests sold.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2010, increased to $10.4 million and $21.6 million, respectively, as compared to $10.2 million and $19.0 million, respectively, for the same periods in 2009. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and clinical expense related costs.

The increase in research and development expenses of $0.2 million for the three months ended June 30, 2010, as compared to the same period in 2009 relates primarily to increased headcount and related costs of $0.4 million and a $1.5 million increase related to clinical study costs associated with our trisomies programs. These increases were offset by $0.2 million in reduced consulting costs due to increased internal headcount to support various research and development projects, lower collaboration costs of $0.2 million, a $1.1 million decrease in lower operating supplies and equipment costs due to the commercialization of Rhesus D genotyping and Fetalxy sex determination in the first quarter of 2010 and reduced trisomies expenditures and a $0.2 million decrease in share-based compensation charges.

The increase in research and development expenses of $2.6 million for the six months ended June 30, 2010 compared to the same period in 2009 relates primarily to increased headcount and related costs of $0.4 million, higher clinical study costs of $3.2 million associated with our trisomies, Rhesus D and gender programs, an increase of $0.9 million in collaboration costs associated primarily with a February 2010 licensing payment to Optherion, a $0.2 million increase in restricted stock compensation expense as a result from a performance based grant to all employees in December 2009 and a $0.3 million increase in depreciation associated primarily with a larger capital base for our Sequenom CMM laboratory. These increases were offset by a $2.3 million decrease in operating supplies and equipment costs due to the commercialization of Rhesus D genotyping and Fetalxy sex determination in the first quarter of 2010 and reduced trisomies expenditures and a $0.1 million decrease in share-based compensation charges.

We expect our research and development expenses to remain higher in 2010 compared to 2009, as we continue to expand our investment in the development of noninvasive prenatal nucleic acid based tests, including a potential Trisomy 21 LDT, and other tests such as a potential LDT for AMD and as we continue to invest in new products and applications for our MassARRAY platform.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2010 increased to $7.3 million compared to $6.9 million in the comparative period in 2009, and decreased to $13.5 million for the six months ended June 30, 2010 as compared to $14.3 million for the comparative period in 2009. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in selling and marketing expenses of $0.4 million for the three months ended June 30, 2010 compared to the same period in 2009 relate primarily to an increase in bad debt expense of $0.8 million associated with a reserve taken on a system sale, increased headcount and related costs of $0.2 million due to the expansion of our contract sales force infrastructure in our molecular diagnostics segment, higher commission payouts of $0.2 million related to increased revenues in our genetic analysis segment and increased costs of $0.2 million for logistics expenses associated primarily with postage and freight on sample transportation. These increases were offset by a decrease in facilities costs and operating supplies of $0.2 million associated with the closure of our Newton, Massachusetts office in April 2009, as well as lower consulting expenses of $0.2 million, a $0.2 million decrease in share-based compensation charges, lower allocated overhead charges of $0.2 million and decreased travel expenses of $0.1 million.

The decrease in selling and marketing expenses of $0.8 million for the six months ended June 30, 2010 compared to the same period in 2009 were related primarily to decreases in advertising and marketing projects associated within genetic analysis and molecular diagnostic programs of $0.1 million, lower share-based compensation expense of $0.3 million, a decrease of $0.3 million associated with the reduction in consulting expenses within genetic analysis and molecular diagnostic marketing programs, a reduction in travel expenses of $0.4 million, and decreased headcount and related costs of $0.2 million and lower facilities and operating supplies costs of $0.3 million that were both associated with the closure of our Newton, Massachusetts office in April 2009. These decreases were offset by increased bad debt expense of $0.8 million associated with a reserve taken on a system sale and a $0.1 million increase in restricted stock compensation expense as a result from a performance based grant to all employees in December 2009.

We expect our sales and marketing expenses to remain constant in 2010 compared to 2009, as we maintain our sales force for molecular diagnostics and genetic analysis segments while increasing our marketing and commercial development teams for our molecular diagnostic tests.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2010 decreased to $6.4 million and $11.3 million, respectively, as compared to $8.2 million and $15.1 million, respectively, for the same periods in 2009. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The decrease in general and administrative expenses of $1.8 million for the three months ended June 30, 2010 from the same period in 2009 was due primarily to a decrease in legal fees of $1.2 million, lower share-based compensation expense of $0.1 million, a $0.3 million decrease in travel expenses, a $0.1 million decrease in accounting and tax expenses, lower facilities and related costs of $0.5 million and an increase in the allocation of IT departmental expenses of $0.2 million to other functional departments. These decreases were partially offset by higher depreciation of $0.2 million associated with the implementation of a new ERP system that went live in the fourth quarter of 2009, higher headcount and related costs of $0.1 million and an increase in general IT department expenses of $0.2 million.

The decrease in general and administrative expenses of $3.8 million for the six months ended June 30, 2010 from the same period in 2009 was due primarily to a $2.3 million decrease in legal fees, lower share-based compensation expense of $0.6 million, a $0.2 million decrease in travel expenses, a reduction in investor relations and consulting fees of $0.5 million, a $0.2 million decrease in recruiting expenses, a $0.2 million decrease in accounting and tax expenses and lower facilities and related costs of $0.2 million. These decreases were partially offset by an increase in restricted stock compensation expense of $0.3 million as a result from a performance based grant to all employees in December and higher headcount and related costs of $0.1 million.

We expect general and administrative costs to increase in the second half of 2010 compared to 2009, due to legal costs related to the ongoing investigations, litigation and potential litigation because our available insurance policy limits have been exhausted and based on our indemnification obligations to our former officers and employees.

Litigation settlement

Litigation settlement was $41.8 million for the three and six months ended June 30, 2010, compared to none in the same periods in 2009.

In connection with the court approved settlement of In re Sequenom, Inc. Securities Litigation in May 2010, we recorded a litigation settlement charge of approximately $42.8 million related to the common stock issuable to the members of the plaintiffs’ class. This settlement consisted of approximately 6.8 million shares at an initial fair value of $6.28 per share. Subsequent to the initial accrual, we recognized an aggregate gain of approximately $2.5 million due to the revaluation to fair value for the portion of the approved share settlement issued to plaintiffs’ counsel and the revaluation to fair value for the remaining shares issuable to the members of the plaintiffs’ class as of June 30, 2010. Subsequent additional adjustments to the equity based portion of the settlement will be recorded as a gain or loss depending upon fluctuations in the fair market value of our common stock.

Additionally, in connection with the entry of a stipulation of settlement in connection with In re Sequenom, Inc. Derivative Litigation, in May 2010, we recorded a litigation settlement charge of $1.5 million. This charge represents the portion of the settlement not covered by insurance proceeds. In connection with the final approval of the settlement on July 26, 2010, we remitted a cash payment of $338,000 and will issue 200,000 shares of our common stock at a fair value of $5.81 per share.

Restructuring expense

Restructuring expense for the three and six months ended June 30, 2010 was $0, compared to $1.0 million in the same periods in 2009. The restructuring expense was due to our April 2009 reduction in our genetic analysis workforce, two office closures and other related costs.

Interest income, net

Interest income, net, was $36,000 and $44,000 for the three and six months ended June 30, 2010, respectively, as compared to $0.1 million and $0.3 million for the same periods in 2009. The decreases are attributable to lower cash, cash equivalents and marketable securities balances and the overall reduction in the rates of return in our investment portfolio than in the comparable periods in 2010.

Gain (loss) on the sale of marketable securities

Gain on marketable securities was $16,000 and $0.1 million for the three and six months ended June 30, 2010, as compared to a loss of $38,000 for each of the comparable periods in 2009. The gain for the three months ended June 30, 2010, was attributable to gains recognized on liquidating investments associated with deferred compensation payments. The gain for the six months ended June 30, 2010, was primarily associated with the sale of an ARS during the first quarter of 2010 that was previously written down to zero. The recognized losses in the three and six months ended June 30, 2009, was due to an other-than-temporary impairment of one of our ARS.

Other (expense) income, net

Other (expense) income, net, was an expense, net, of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, as compared to other income, net, of $0.1 million and $0.2 million for the comparable periods in 2009. The increase in other expense, net, for the three and six months ended June 30, 2010 was due to higher interest expense associated with the acquisition of SensiGen in February 2009 and our capital lease, which we signed in the second quarter of 2009, offset by favorable realized foreign currency translations and other income items.

Liquidity and Capital Resources

As of June 30, 2010, cash, cash equivalents and current marketable securities totaled $67.7 million, compared to $42.7 million at December 31, 2009. Our cash equivalents and current marketable securities are held in U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA. As of June 30, 2010 and December 31, 2009, we have auction rate securities with an estimated fair value of $0 million and $0.5 million, respectively. These estimated fair values reflect a $2.0 million and $3.8 million adjustment to the principal value of $2.0 million and $4.3 million as of June 30, 2010 and December 31, 2009, respectively. Additional discussion with respect to the risks and uncertainties associated with our auction rate securities is included in the “Risk Factors” in Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this report and in the notes to our condensed consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $673.4 million as of June 30, 2010. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2010, we had working capital of $26.1 million.

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the three months ended June 30, 2010, was $21.1 million, as compared to $27.4 million for the same period in 2009. The use of cash was primarily a result of the net loss of $76.1 million for the six months ended June 30, 2010, adjusted for $41.8 million related to the litigation settlement accruals, net of gains associated with market revaluations, depreciation and amortization of $2.7 million, share-based compensation of $5.2 million, non-cash compensation charges related to restricted stock of $0.7 million, an increase to our bad debt reserve primarily related to a system sale of $0.7 million and other non-cash items of $0.1 million, which were offset by the non-cash item related to deferred rent of $0.3 million. The changes in our operating assets and liabilities primarily consisted of higher prepaid expenses and other assets, as well as lower other liabilities that resulted in cash usages of $0.4 million and $0.3 million, respectively. These changes in operating assets and liabilities were offset by our continuing efforts to maximize working capital, which resulted in lower accounts receivable and inventory balances that provided cash of $1.5 million and $1.9 million, respectively, as well as increased accounts payable and accrued expense balances that provided cash of $1.4 million. Additionally, an increase in our deferred revenue balance primarily associated with an increase in the sale of maintenance contracts as compared to the same period in 2009, resulted in a cash provision of $0.1 million.

Net cash used in investing activities was $6.5 million for the six months ended June 30, 2010, which was primarily attributable to the net change in our marketable securities that used cash of $5.2 million and purchases of capital equipment that used $1.3 million. This is compared to cash used in investing activities in the comparative period in 2009 of $7.3 million, which consisted of purchases of capital equipment that used $5.3 million and cash used in the acquisition of SensiGen of $1.9 million.

Net cash provided by financing activities was $47.7 million compared to cash used of $0.1 million for the six months ended June 30, 2010 and 2009, respectively. Financing activities during the six months ended June 30, 2010, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.6 million and net proceeds from the private placement of our common stock of $47.8 million, offset by cash used for repayments on our debt and capital lease obligation of $0.7 million. This activity is compared to cash provided from the exercise of stock options and employee stock purchase plan purchases of $0.8 million, offset by repayments on our debt of $0.9 million for the six months ended June 30, 2009.

Long-term debt obligations include the associated interest payable on these borrowings. Other commitments and contingencies that may result in contractual obligations to pay are described in the notes to our condensed consolidated financial statements included elsewhere in this report.

We believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements through the second quarter of 2011. We will require additional financing to fund our planned operations. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include but are not limited to:

•	the size of future operating losses;

•	our success and our distributors success in selling our MassARRAY products and services;

•	our success in selling our cystic fibrosis carrier screening and Rhesus D genotyping tests and the level of reimbursement we receive and our collections for those tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new MassARRAY products and services, including the MassARRAY Analyzer 4, which we launched in April 2010;

•	the level of our selling, general and administrative expenses;

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

•

the amount of our legal expenses and settlement payments and any fines or damages arising out of the matters that were the subject of an investigation by a special committee of our board of directors in 2009, including such amounts associated with the ongoing investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, the consolidated securities class actions for which a final settlement was approved by the court in May 2010, the stockholder derivative actions for which a final settlement was approved by the court on July 26, 2010, and the claims asserted by TrovaGene (formerly Xenomics), none of which are currently covered by insurance except with respect to cash amounts payable pursuant to the court-approved final settlements of the consolidated securities class actions and stockholder derivative actions;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future investigation or litigation and the extent to which any of the foregoing is covered by insurance;

•

the dilution from any issuance of securities, whether in connection with future capital-raising or acquisition transactions, the settlement of litigation, including the pending issuance of shares in connection with the settlement of the consolidated securities class actions and the potential issuance of shares in connection with the settlement of the stockholder derivative actions, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

At June 30, 2010, we had outstanding stand-by letters of credit with financial institutions totaling $1.4 million related to our building, operating leases and customer guarantees. The letter of credit related to our Newton, Massachusetts building lease agreement will remain in place until its expiration in December 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Marketable Securities and Fair Value Measurements

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk our current investment policy requires us to maintain our portfolio of cash equivalents and marketable securities in a variety of securities that are represented by issuances from the U.S. Government, repurchase agreements collateralized by U.S. Government securities that have ratings of AAA or are fully guaranteed by the U.S. Government. Our investment policy also includes a minimum quality rating for all new investments and the overall amount that may be invested with a single security. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment.

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of June 30, 2010 and December 31, 2009, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

At June 30, 2010 and December 31, 2009, we had $2.0 million and $4.3 million, respectively, of principal invested in auction rate securities (ARS) and have an estimated fair value of $0 and $0.5 million, respectively. Consistent with our investment policy guidelines in effect when originally purchased, these ARS investments had AAA/AA credit ratings at the time of purchase. Our remaining ARS as of June 30, 2010, is a private placement security with a long-term nominal maturity in 2028 and with an interest rate that resets through a Dutch auction each month and represents an interest in collateralized debt obligations supported by insurance securitizations. With the liquidity issues experienced in global credit and capital markets our remaining ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate these securities. As a result, our ARS has an estimated fair value as of June 30, 2010 of $0.

During the first quarter of 2010, we sold two ARS investments with an aggregate principal value of $2.3 million, but an estimated fair value of $0.5 million. These sales resulted in a gain on the sale of approximately $0.1 million. For the three months ended June 30, 2010, no other-than-temporary impairment losses were charged to operations and there are no accumulated unrealized losses in other comprehensive income related to our investments in ARS.

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

Functional currency of operations	As of June 30, 2010 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$0.9	$—
USD	$—	$0.5

A movement of 10% in the U.S. dollar to AUD exchange rate would create an unrealized gain or loss of approximately $92,000. A movement of 10% in the U.S. dollar to EUR exchange rate would create an unrealized gain or loss of approximately $46,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended June 30, 2010. We had no deferred gains or losses during the period covered.

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

At the recommendation of the special committee, in 2009 our board of directors began implementing, among other things, new disclosure controls and procedures. Our enhanced disclosure controls and procedures have been designed to provide reasonable assurance that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the SEC in the manner and within the time periods specified in the SEC’s rules and forms. Our new enhanced disclosure controls and procedures are also designed to provide reasonable assurance that the information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our enhanced disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Further, management determined that as of June 30, 2010, there were no changes in internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2009, we announced that the expected launch of our test for Trisomy 21 (Down syndrome) had been delayed and that we were no longer relying on our previously announced test data and results for that test, as a result of inadequately substantiated claims, inconsistencies and errors and inadequate protocols and controls, which included: the mischaracterization of tests as having been conducted in a blinded manner (i.e., that the tests had been performed by scientists who did not know the true outcomes for the samples tested before the test results had been determined); the improper unblinding of true outcomes for samples being tested; the use of the unblinded true outcomes to alter and improve reported test results; the unsubstantiated reporting of test results for low-risk samples (i.e., samples from expectant mothers who were less likely to be carrying a fetus with Trisomy 21) without knowing the true outcomes for such samples; the failure to perform testing on those low-risk samples; the inadequate storage of serum samples resulting in breakdown of nucleic acids; and other improper practices. Following the April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers and directors on behalf of certain purchasers of our common stock. The complaints included claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and were brought as shareholder class actions. In general, the complaints alleged that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. In September 2009 the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC and a lead plaintiff was appointed. In December 2009 we entered into a stipulation of settlement with the lead plaintiff on behalf of the plaintiffs’ class. Pursuant to the terms of the stipulation, we have agreed to pay $14 million, which will be funded by insurance proceeds. We have also agreed to issue to the plaintiffs’ class approximately 6.8 million shares of our common stock, and to adopt or continue our implementation of changes and additions to certain corporate governance policies, protocols and practices. The court held a final settlement approval hearing on May 3, 2010, following which the court approved the final settlement. The time for appeals lapsed without any appeal. We have approximately $37.9 million in accrued litigation settlement related to this matter as of June 30, 2010 (see Note 4).

In May 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former directors and officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and have been consolidated in a single court. In July 2009 the first of three shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions have been consolidated before a single court under the caption In re Sequenom, Inc. Derivative Litigation, S.D. Cal. Case No. 09-CV-1341 LAB (WMc) and plaintiffs filed a single consolidated complaint. A separate federal derivative compliant, Ries, et al. v. Stylli, et al, case no. 09-CV-2517 LAB (WMc), was filed thereafter and it has been coordinated with the consolidated federal derivative action. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby artificially inflating the price of our common stock. On May 6, 2010, we entered into a stipulation of settlement that will resolve the Derivative Actions. The current and former directors and officers named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. In exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Actions, we have agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million, of which $1.0 million will be funded by insurance proceeds. We can issue up to 200,000 shares of our common stock to pay a portion of the attorneys’ fees not funded by insurance proceeds. The U.S. District Court issued its final approval of the settlement in accordance with the terms of the stipulation of settlement on July 26, 2010, and the court entered an order dismissing the federal shareholder derivative actions on July 27, 2010. In accordance with the terms of the stipulation of settlement, the parties in the state shareholder derivative actions filed a joint stipulation to dismiss the actions with prejudice in San Diego Superior Court on July 27, 2010. We have included $1.5 million in accrued litigation settlement in connection with this matter as of June 30, 2010 (see Note 4). In connection with the final approval of settlement on July 26, 2010, we remitted a cash payment of $338,000 and will issue 200,000 shares of our common stock at a fair value of $5.81 per share in payment of the portion of the plaintiffs’ attorneys’ fees not funded by insurance proceeds.

In June 2009, we received written notification that the Enforcement staff of the SEC has initiated an investigation following our April 2009 announcement regarding our Trisomy 21 test then under development. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to continue to cooperate fully with the SEC in this matter.

On June 2, 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our Senior Vice President, Research and Development. The complaint alleges that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court.

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

On June 2, 2010, the U.S. Attorney filed a criminal information against Dr. Dragon. The criminal information charges Dr. Dragon with one count of conspiracy to commit securities fraud by conspiring to disseminate materially false and misleading statements regarding our Trisomy 21 test then under development. On the same day, Dr. Dragon pled guilty to the criminal information, and the magistrate judge assigned to this matter recommended that the district court judge accept Dr. Dragon’s guilty plea. The U.S. District Court has not sentenced Dr. Dragon yet.

Following our September 2009 announcement, representatives of NASDAQ also contacted us to inquire about the announcement. We intend to continue to cooperate fully with NASDAQ in this matter in the event that NASDAQ has any further inquiries.

In October 2009, plaintiff Xenomics, Inc. (now known as TrovaGene) filed a complaint in the Supreme Court of the State of New York naming us as the defendant. In the complaint, the plaintiff alleged that due to materially false and misleading statements regarding our Trisomy 21 test under development, we had breached the license agreement entered into by the parties on October 29, 2008, which provides us with exclusively licensed patent rights for the use of fetal nucleic acids obtained from maternal urine, and that the plaintiff has suffered damages as a result. The plaintiff sought equitable relief and $300 million in damages. In December 2009, we removed the case to the U.S. District Court for the Southern District of New York. On May 4, 2010, the district court granted our motion to dismiss the action because the license agreement specifically provides that if TrovaGene seeks to resolve a dispute arising under the agreement, it must do so by commencing an arbitration in San Diego. As of the date of this report, TrovaGene has not commenced arbitration proceedings in San Diego.

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

Our cash, cash equivalents and current marketable securities were $67.7 million as of June 30, 2010. Our announced plans for research and development activities to expand our diagnostic test menu can only be implemented if we are successful in raising significant funds. In addition, there can be no assurances that our research and development activities will be successful. We need to collect a large number of patient samples in a timely manner in order to execute our molecular diagnostic research and development activities. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

In May 2010, we issued and sold 12,435,000 shares of our common stock at a price of $4.15 per share to certain investors in a private placement that raised net proceeds of approximately $47.8 million. In addition to the capital we raised in May 2010, we anticipate that we will need to raise additional funds in the future for the continued development and commercialization of our molecular diagnostic technology. We will need to sell equity or debt securities to raise significant additional funds. The sale of additional securities will likely result in dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, the status of ongoing litigation and pending governmental investigations and the general condition of the financial markets. If we fail to raise additional financing, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

The amount of additional funds we will need depends on many factors, including:

•	the size of our future operating losses;

•	our success and our distributors’ success in selling our MassARRAY products and services;

•	our success in selling our cystic fibrosis carrier screening and Rhesus D genotyping tests and the level of reimbursement we receive and our collections for those tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new MassARRAY products and services, including the MassARRAY Analyzer 4, which we launched in April 2010;

•	the level of our selling, general and administrative expenses;

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

•

the amount of our legal expenses and settlement payments and any fines or damages arising out of the matters that were the subject of an investigation by a special committee of our board of directors in 2009, including such amounts associated with the ongoing investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, the consolidated securities class actions for which a final settlement was approved by the court in May 2010, the stockholder derivative actions for which a final settlement was approved by the court on July 26, 2010, and the claims asserted by TrovaGene (formerly Xenomics), none of which are currently covered by insurance except with respect to cash amounts payable pursuant to the court-approved final settlements of the consolidated securities class actions and stockholder derivative actions;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future investigation or litigation and the extent to which any of the foregoing is covered by insurance;

•

the dilution from any issuance of securities, whether in connection with future capital-raising or acquisition transactions, the settlement of litigation, including the pending issuance of shares in connection with the settlement of the consolidated securities class actions and the potential issuance of shares in connection with the settlement of the stockholder derivative actions, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives; and

•	regulatory changes and technological developments in our markets.

General market conditions, the market price of our common stock, uncertainty about our Trisomy 21 test and other screening and diagnostic tests, the uncertainty regarding the results of ongoing litigation matters and the investigations by the SEC, the U.S. Attorney and the FBI or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.

*Uncertainty regarding our Trisomy 21 test and other planned tests could materially adversely affect our business, financial condition and results of operations.

We announced in April 2009 that previously reported test data and results for the noninvasive prenatal test for Trisomy 21 then under development could not be relied upon. As a result, the launch of the test did not occur. While we are continuing our research and development program for a noninvasive prenatal test for Trisomy 21, we are no longer trying to develop a test that analyzes RNA samples. We are now focusing our research and development efforts on a noninvasive Trisomy 21 test that analyzes DNA samples utilizing massively parallel sequencing instead of our proprietary MassARRAY platform. We have limited experience developing and no experience commercializing sequencing-based technology and would need to rely on collaborative partners and sequencing technology provided by others in order to commercialize a test utilizing sequencing. We have no control over the manufacture of the sequencers and consumables that we expect to use for our test for Trisomy 21, including whether such sequencers will meet the FDA’s design controls requirements for medical devices, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we will need for such a test.

The launch of any diagnostic test will require the completion of certain clinical development and commercialization activities, including the efforts of collaborative partners on which we rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any test or that we will be able to establish or maintain the collaborative relationships that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization for this test. Clinical development requires large numbers of patient samples and we may not be able to use prior collected samples or collect a sufficient number of appropriate samples in a timely manner in the future to complete clinical development for a Trisomy 21 test or any other planned molecular diagnostic test. Failure by us to possess or to collect a sufficient number of appropriate samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance as may be necessary, and launch, any of our planned tests. Our inability to use prior collected samples or any failure to complete our on-going clinical studies or commercialization of our Trisomy 21 test, as well as other planned screening and diagnostic tests could have material adverse effects on our business, operating results or financial condition.

*We and certain of our former and current executive officers and directors have been named as defendants in litigation that could result in substantial costs, divert management’s attention and otherwise result in dilution to our stockholders.

We and certain of our current and former executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding our Trisomy 21 test previously under development. On May 3, 2010, the U.S. District Court for the Southern District of California entered an order approving a stipulation of final settlement reached in the class action securities lawsuits related to alleged violations of federal securities laws consolidated under the caption In re Sequenom Inc. Securities Litigation. Under the terms of the final settlement, we will issue approximately 6.8 million shares of our common stock once the class claims process is completed, which will represent significant dilution to our stockholders. On July 26, 2010, the U.S. District Court approved a stipulation of final settlement that resolves the federal and state derivative actions for our company and the current and former directors and officers named as individual defendants in these derivative actions. In exchange for a release of all claims by the plaintiffs and a dismissal of the derivative actions, we have agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million. We will issue 200,000 shares of our common stock to pay a portion of the attorneys’ fees, which will result in additional dilution to our stockholders. There are other claims that have not been settled. Although we intend to continue to vigorously defend such claims, there is no guarantee that we will be successful and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with such other claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. We may be required to issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in connection with future settlements, which would result in additional dilution to our stockholders. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

*We are the subject of investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, each of which could further adversely affect our reputation, business prospects, operating results, or financial condition.

In June 2009, we received written notification that the staff of the SEC has initiated an investigation relating to our April 29, 2009 announcement regarding our Trisomy 21 test then under development. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcements relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to continue to cooperate fully with the SEC in its investigation. Following our announcement on September 28, 2009 regarding the completion of the independent investigation by the special committee of our board of directors, the Office of the U.S. Attorney for the Southern District of California and the FBI contacted us to inquire about our announcement. We intend to continue to cooperate fully with the U.S. Attorney and the FBI.

On June 2, 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our Senior Vice President, Research and Development. The complaint alleges that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court.

Also on June 2, 2010, the U.S. Attorney filed a criminal information against Dr. Dragon. The criminal information charges Dr. Dragon with one count of conspiracy to commit securities fraud by conspiring to disseminate materially false and misleading statements regarding our Trisomy 21 test then under development. On the same day, Dr. Dragon pled guilty to the criminal information, and the magistrate judge assigned to this matter recommended that the district court judge accept Dr. Dragon’s guilty plea. The U.S. District Court has not sentenced Dr. Dragon yet.

We cannot predict the duration, scope or outcome of the investigations by the SEC, the U.S. Attorney and the FBI. These matters have had an adverse impact on our reputation, and if they continue for a prolonged period of time, they may have a further adverse impact on our reputation, business prospects, operating results or financial condition. In the event that the investigations by the SEC, the U.S. Attorney or the FBI lead to action against us or additional action against any current or former officer or director, our reputation, business prospects, operating results or financial condition may be further adversely impacted. We have indemnification obligations to our current and former officers and directors, which require that we advance the expenses they incur, including the fees and costs of their attorneys’ in connection with these matters. These matters are likely to result in the continued incurrence of significant legal expenses, which have exceeded our available insurance policy limits. These matters may result in the diversion of management’s attention from our business and may have a negative effect on employee morale.

*We have limited experience.

Our noninvasive prenatal and other molecular diagnostic tests are at an early stage of discovery and development or have just recently been launched. We continue to develop and commercialize new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY platform and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and no experience commercializing sequencing-based technology and would need to rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including a noninvasive prenatal test for Trisomy 21. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, FDA regulatory compliance and design control, and intellectual property infringement risks. We also have limited knowledge and experience regarding AMD and its associated genetics and genetic factors and as a result we may be unable to conduct and complete adequate research and development activities in order to develop a commercially viable assay for AMD. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we may not:

•	effectively execute on or focus our research and development efforts,

•	properly model new opportunities to ensure appropriate resource allocation,

•	create products that are appropriately developed to meet customer needs,

•	perform adequate and timely validation testing of such products and applications,

•	effectively assess and meet regulatory requirements,

•	ensure appropriate communication between different departments responsible for commercialization activities,

•	implement effective product launch or sales strategies,

•	effectively design and manufacture products that achieve commercial success, or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.

We may face setbacks in the development and commercialization of our noninvasive prenatal and other molecular diagnostic tests and technologies. As previously announced, we are no longer relying on prior studies related to our Trisomy 21 test then under development. While we are continuing our research and development program for a noninvasive prenatal test for Trisomy 21, we are no longer trying to develop a test that analyzes RNA samples. We are now focusing our research and development efforts on a noninvasive Trisomy 21 test that analyzes DNA samples utilizing massively parallel sequencing instead of our proprietary MassARRAY platform. We need to make significant investments to ensure our diagnostic tests as well as our genetic analysis products and applications perform properly and are cost-effective. We or our partners will likely need to apply for and obtain certain regulatory approvals to sell certain of our products under development for diagnostic applications, and it is uncertain whether such approvals will be granted. Even if we develop products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted or satisfy customers in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

*We may not be able to generate significant revenue from noninvasive prenatal diagnostic tests or any other tests we may develop.

Our business is substantially dependent on our ability to develop and launch our research-use-only, screening and diagnostic tests. We have committed significant research and development resources to the development of research-use-only and diagnostic tests, particularly noninvasive prenatal tests, for use on our proprietary MassARRAY system and other third-party platforms. For example, with respect to our noninvasive Trisomy 21 test currently under development we are focusing our research and development efforts on a test that analyzes DNA samples utilizing massively parallel sequencing. There is no guarantee that we will successfully generate significant revenues from any tests that we have launched or plan to launch in the future. In September 2009, we launched a carrier screening LDT for cystic fibrosis through our CAP accredited and CLIA-certified laboratory. In early 2010 we launched noninvasive prenatal LDTs for Rhesus D and fetal sex determination through our CAP accredited and CLIA-certified laboratory. We also plan to pursue the development and launch of a LDT for assessment of risk for developing age-related macular degeneration, as well as a noninvasive prenatal LDT for Trisomy 21 and additional tests in the future. However, there is no guarantee that we will be able to successfully launch any of these or any other diagnostic tests on anticipated timelines or at all. We have limited experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal research-use-only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop noninvasive prenatal research-use-only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including the following:

•	the outcome of the pending investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI and private litigation;

•

the effectiveness of the remedial measures recommended by the special committee following its independent investigation and our ability to implement additional controls and risk management measures as appropriate;

•	our ability to establish and maintain sufficient intellectual property rights in our products;

•	intellectual property rights held by others or others infringing our intellectual property rights;

•	the availability of adequate study samples for validation studies for any diagnostic tests we develop;

•

reliance on Sequenom CMM and third-party CLIA-certified laboratories, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests that we develop;

•	reliance on Sequenom CMM and third parties to manufacture any noninvasive prenatal research-use-only or diagnostic or other tests that we may develop;

•

our ability to establish and maintain adequate infrastructure to support the commercial launch and sale of our diagnostic tests through Sequenom CMM or a third-party CLIA-certified laboratory, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	the success of the validation studies for our diagnostic tests under development and our ability to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of research-use-only or diagnostic or other tests, including noninvasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety effectiveness or clinical utility of noninvasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of our sales and marketing efforts and ability to drive adoption of our diagnostic tests;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician and customer adoption of any diagnostic tests we develop;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to promote and protect our SEQureDx brand and technology and our other brands and technologies.

*Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability to raise additional capital and continue as a going concern;

•

our success and our distributors’ success in marketing and selling, and changes in the demand for, our products and services including our MassARRAY platform and iPLEX multiplex genotyping application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

•	our success in selling our cystic fibrosis carrier screening and Rhesus D genotyping tests and the level of reimbursement we receive and our collections for those tests;

•	our success in manufacturing, marketing and selling the MassARRAY Analyzer 4, our next generation MassARRAY system;

•	the pricing of our products and services and those of our competitors;

•	our success in collecting payments from customers and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•	the timing and cost of any new product or service offerings by us;

•

our ability to identify and develop in a cost-efficient manner new applications and products, such as noninvasive prenatal or other diagnostic assays and other diagnostic technologies, our ability to improve current products to increase demand for such products and the success of such applications, products and improvements;

•	our ability to establish and maintain sufficient intellectual property rights in our products;

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

•

the level of our legal expenses and settlement payments and any fines or damages arising out of the matters that were the subject of an investigation by a special committee of our board of directors in 2009, including the ongoing investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, the consolidated securities class actions for which a final settlement was approved by the court in May 2010, the stockholder derivative actions for which a final settlement was approved by the court on July 26, 2010, and the claims asserted by TrovaGene (formerly Xenomics), none of which are covered any longer by insurance except with respect to cash amounts payable pursuant to the court-approved final settlements of the consolidated securities class actions and stockholder derivative actions; and

•

the level of our legal expenses and any fines, damages or settlement payments arising from any future investigation or litigation and the extent to which any of the foregoing is covered by insurance. Further, our revenues and operating results are difficult to predict because our diagnostic tests have only recently been launched and we do not have sufficient history to forecast revenues reliably for those tests, and also because our revenues and operating results depend on the number, timing, and type of MassARRAY system placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors in some countries. The absence of or delay in generating revenues will have a significant adverse effect on our operating results from period to period and result in increased operating losses.

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

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers, or with respect to the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California or the FBI, or private litigation or developments or events in our prenatal diagnostic and other programs.

*Our revenues are subject to risks faced by our customers and potential customers.

We expect that our revenues throughout 2010 and perhaps thereafter, unless and until our noninvasive prenatal and other laboratory developed tests begin to generate significant revenues, will be derived primarily from MassARRAY system products provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 47% and 48% of our total revenues for the three and six months ended June 30, 2010, respectively, as compared to 57% and 56% of our total revenues for the three and six months ended June 30, 2009, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

•

any negative publicity with respect to the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California or the FBI or private litigation or developments or events in our prenatal diagnostic and other programs;

•	uncertainty about our ability to continue as a going concern and fund operations and supply products and services to customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP products; and

•	our ability to transition to new suppliers for components for the MassARRAY Analyzer 4 and to maintain such relationships.

*We have limited experience operating a CLIA-certified laboratory. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate our CLIA-certified laboratory and obtain and maintain required regulatory approvals.

We have validated three LDTs and commercialized them through Sequenom CMM, our CLIA-certified laboratory located in Grand Rapids, Michigan. We acquired Sequenom CMM in 2008 and as a result have limited experience operating a CLIA-certified laboratory. For future tests, if we are unable to successfully transfer our diagnostic technology to Sequenom CMM for validation or if Sequenom CMM is unable to successfully develop and validate any LDTs or other tests that we intend to commercialize through Sequenom CMM, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM’s infrastructure, it is possible that we may not have adequate infrastructure in place to meet demand for our currently launched tests or for the commercial launch and sale of future diagnostic tests that we develop through Sequenom CMM. In May 2010 we announced that we plan to establish an additional Sequenom CMM laboratory that complies with CLIA requirements within our San Diego headquarters facility. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate Sequenom CMM and obtain and maintain required regulatory approvals We cannot provide assurances that we will have sufficient resources to successfully build or qualify an additional CLIA-certified laboratory.

CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Sequenom CMM is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each requires that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain and maintain a license from New York, or are unable to maintain licenses from the other states, we will not be able to process any samples from patients located in those states. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

*We may not successfully obtain regulatory approval of any noninvasive prenatal or other diagnostic product or other product which we or our licensing or collaborative partners develop and we may not be able to successfully partner with CLIA-certified laboratories with respect to diagnostic products.

Products that we or our collaborators develop in the molecular medicine, diagnostic, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and comparable agencies of other countries and require either PMA approval or 510(k) clearance from the FDA, prior to marketing. The 510(k) clearance process usually takes from three to six months from submission, but can take significantly longer. The PMA approval process is much more costly, lengthy, uncertain, and generally takes from nine months to one year or longer from submission. In addition, commercialization of any diagnostic or other product that our licensees or collaborators or we develop would depend upon successful completion of preclinical testing and clinical studies. Preclinical testing and clinical studies are long, expensive, and uncertain processes, and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of studies or trials do not necessarily predict final results, and acceptable results in early studies or trials may not be repeated in later studies or trials. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

The FDA currently regulates in vitro diagnostic devices (IVDs), as products that assess human specimens and are intended for use in the diagnosis of diseases or other conditions, under the authority of Section 321(h) of the Federal Food, Drug, and Cosmetic Act (FDC Act). However, historically the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used by the same laboratory. LDTs have included a broad range of test types, from routine blood tests to complex genomic assays that seek to predict disease risk or a patient’s response to treatment. The FDA has emphasized that its policy was to regulate LDTs in a way that would not inhibit the development of such tests or diminish the contribution they make to public health. Although LDTs to date have not been subject to FDA regulation, certification of the laboratory is required under the CLIA to ensure the quality and validity of the tests. In addition, state laboratory licensing and inspection requirements may also apply.

We initially plan to develop and validate tests through Sequenom CMM or the new CLIA-certified laboratory that we intend to establish or to license our technology to a third-party CLIA-certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of laboratories, the FDA has been reviewing their approach to the oversight of LDTs, and the regulations may undergo change in the future. In July 2010, the FDA held a two day public meeting to discuss the regulatory oversight of LDTs, which may result in new regulations in the future. We may not be able to meet such new regulatory requirements and/or may be forced to stop offering LDTs through our CLIA laboratories until any such new regulatory requirements have been met, which would have a material adverse effect on our business. We cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. If we are unable to successfully launch any LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

*The FDA has recently expressed specific concern regarding genetic tests, including our SEQureDx technology, and may require that such tests be offered only under 510(k) clearance or PMA approval and not as laboratory developed tests.

Recently, the FDA sent letters to a number of entities offering laboratory developed genetic tests noting that they did not have 510(k) clearance or PMA approval numbers on file for such tests. We received a letter from the FDA in July 2010, to which we responded in August 2010. We believe that this action is a result of specific concern for DTC genetic tests. Our SEQureDx tests are offered as a service by our CAP accredited and CLIA-certified laboratory. Samples are ordered by a physician, collected, sent to the laboratory for testing and results are reported to the physician. Although the FDA has exercised enforcement discretion in the past for LDTs, we cannot assure you that the FDA will abstain from such action in the future against us, which would have material adverse effects on our business.

*The results of preclinical and clinical studies are not necessarily predictive of future results, and our current diagnostic products and product candidates may not have favorable results in later studies or trials.

To date, long-term safety and efficacy have not yet been demonstrated in clinical studies for any of our diagnostic products or product candidates. Favorable results in early studies or trials may not be repeated in later studies or trials that would be required to obtain either PMA approval or 510(k) clearance from the FDA. Our diagnostic products and product candidates may fail to demonstrate positive results in clinical studies despite having progressed through earlier-stage studies or trials. Limited results from earlier-stage studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program. Preclinical and clinical results or other study results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization.

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

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies, including United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors in litigation or by proceedings such as interference, oppositions and reexaminations, as is the case with the appeal pending before the European Patent Office with respect to the European patent equivalent of United States Patent No. 6,258,540 (European Patent No. 994963). As a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. With respect to our noninvasive Trisomy 21 test under development, we are currently focusing our research and development efforts on a test that analyzes DNA samples utilizing massively parallel sequencing instead of our proprietary MassARRAY platform. While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform and we are also the licensee of a patent application that contains claims regarding the use of massively parallel sequencing in prenatal diagnostics, we are also aware of other patent applications that contain the same claims and similar claims and are owned or controlled by a potential competitor. The issuance by the U.S. Patent and Trademark Office of a patent with respect to any of these applications could result in an interference proceeding, which would be expensive and there can be no assurance that we would prevail in such a proceeding.

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

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products and our MassARRAY system and mass spectrometer (including the MassARRAY Analyzer 4, our next-generation MassARRAY system), from which we derive a substantial portion of our revenues, or our noninvasive Trisomy 21 test under development, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business and may harm our reputation.

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

*We have a history of generating a large percentage of our revenue at the end of each quarterly accounting period.

Due to the manner in which many customers in target markets for our MassARRAY system products allocate and spend their budgeted funds for acquisition of our products, a large percentage of our sales are booked at the end of each quarterly accounting period. Because of this timing of our sales, we may not be able to reliably predict order volumes and our quarterly revenues. A sales delay of only a few days may significantly impact our quarter-to-quarter comparisons. If our quarterly or year-end revenues fall below the expectations of securities analysts and investors, our stock price may decline. Similarly, if we are unable to ship our customer orders on time, or if extended payment terms are required, there could be a material adverse effect on revenues for a given quarter.

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

*We may not be able to successfully adapt or maintain our products for commercial applications.

A number of potential applications of our MassARRAY technology and potential products, including research-use-only and diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization and scale-up of such products and applications. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our products or applications, such as gene expression analysis, epigenetic analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Achieving market acceptance will depend on many factors, including demonstrating to customers that our technology and products are cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological and other challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Many of these products, components and materials are obtained from a single supplier or a limited group of suppliers and some have lead-times of several months. The MassARRAY Analyzer 4, our next-generation MassARRAY system is comprised of numerous components each provided to us from a single source and some of which have lead times of several months. Regarding other elements of our MassARRAY system, we also have sole suppliers for our chips, our pins for our nanodispenser and our liquid handling device.

Our consumables also include components provided by sole suppliers. In the event of any adverse developments with these vendors, our product supply may be interrupted and obtaining substitute components could be difficult or require us to re-design our products and assays which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips and quality issues with our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY system. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 and foreign equivalents) and other rights we have acquired for the use of fetal nucleic acids obtained from maternal urine for noninvasive prenatal diagnostics and to pursue development of a LDT for assessment of risk for developing age-related macular degeneration, to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, particularly with respect to our planned test for Trisomy 21, we risk losing our exclusive license rights from Isis and may also lose rights under our other licenses if we do not adequately pursue commercialization in the manner specified in those licenses. In the case of the Isis license, we have satisfied all milestone obligations under the license agreement regarding our development of a Rhesus D genotyping LDT and a fetal sex determination LDT, and provided we meet our anticipated launch and PMA approval submission dates for a Trisomy 21 test, we will have satisfied all milestone obligations under the license agreement regarding that test and the license would no longer be convertible to a non-exclusive license. Disputes may also arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business. For example, as described elsewhere in this report, TrovaGene (formerly Xenomics) has asserted claims regarding our rights under the license agreement.

We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications including our noninvasive Trisomy 21 test under development, or generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business.

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

We may acquire additional businesses or technologies, or enter into other strategic transactions. For example, in November 2008, we completed the acquisition of the Center for Molecular Medicine, LLC, a CLIA-certified laboratory facility that we call Sequenom CMM, and in February 2009 we completed the acquisition of substantially all of the assets of SensiGen, LLC.

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

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products that may render our technologies or products obsolete or that have superior intellectual property rights. The delay in the development and launch of a Trisomy 21 test, as well as the announcement of investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, and pending private litigation may adversely affect our competitive position and the market acceptance of any tests that we may commercialize and may affect our ability to maintain and recruit key personnel.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. Our announcements in 2009 of the delay in the launch of our Trisomy 21 test then under development and the results of the investigation by the special committee may have had a negative effect on employee morale and may have affected our ability to retain and recruit key personnel. When we seek to hire personnel to fill open positions, we may be unable to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. If we lose additional key employees, scientists, physician collaborators or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

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

Evolution in our business, particularly our attempted transition to developing and commercializing molecular diagnostic tests, has placed and may continue to place a significant strain on our personnel, facilities, management systems, information technology infrastructure, disclosure controls, internal controls and resources. We have implemented the remedial measures recommended by the special committee of our board of directors following its independent investigation, including:

•

the introduction of a number of standard operating procedures regarding study design planning and review, including clear identification of whether a study is blinded or unblinded, raw data storage at multiple locations, independent third-party review of blinded clinical data, and a redundancy review of clinical study design by our oversight committee and of blinded clinical data by the science committee of our board of directors, our clinical group and our biostatistician;

•

the creation of the science committee to oversee our research and development strategy and activities, including our evaluation of cross-functional training for personnel in all areas associated with research and development, covering: (i) the proper conduct of test studies, (ii) the proper and timely disclosure of any problems with test studies, and (iii) the proper handling of data and results of test studies;

•	the hiring of a full-time biostatistician and engagement of an external consultant on an “as needed” basis as a clinical biostatistician;

•	the formalization of the role of our oversight committee and the appointment of project leaders to oversee and manage each of our products in development;

•

the amendment of our new hire orientation program, employee handbook and code of business conduct and ethics and enhancement of our training programs concerning ethics, scientific processes, public disclosures and professional e-mail conduct;

•

the revision of our policy concerning the storage of clinical samples, including requiring that samples be stored in third-party storage facilities, bar-coding samples for electronic tracking and auditing, creating formal procedures for obtaining a sample, and limiting access to our sample storage freezer;

•

the requirement that the known outcomes of all samples to be used in any blinded experiment must be conveyed to the third party storage provider and are only revealed to us after the results of the blinded experiment have been finalized;

•	the amendment and restatement of our disclosure committee’s charter;

•	the adoption of a comprehensive new policy on corporate disclosure controls and procedures, a set of disclosure controls and procedures and a corporate disclosure policy;

•	the reduction in the number of direct reports to our Chief Executive Officer; and

•	the engagement of Q5 Group, Inc. as an external consultant to assist and advise the audit committee in developing an enterprise risk management process.

These remedial measures are designed to prevent the use of inadequate protocols and controls in our clinical studies and the recurrence of the other errors discovered in the special committee’s investigation by:

•	establishing a procedural framework for the conduct of future clinical studies;

•	inserting internal controls consistent with that framework;

•	augmenting our company’s expertise in conducting clinical studies;

•	reinforcing management oversight of the conduct of clinical studies;

•	educating employees on the proper conduct of clinical studies and their responsibilities in such activities;

•	establishing control over the samples used in our clinical studies;

•	establishing additional levels of responsibility for the development of new products;

•	enhancing our organizational structure to distribute management responsibility appropriately;

•	reinforcing our disclosure controls and procedures to prevent the dissemination of inadequately vetted information by our company; and

•	improving our risk assessment and management in general.

While we feel that the remedial measures that we have implemented have made our controls and procedures more effective, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and no evaluation of controls and procedures can provide absolute assurance that all control issues have been detected. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce and transition our business to execute on the commercialization of molecular diagnostic tests. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products, including the effective implementation these remedial measures and additional changes to our corporate governance policies, protocols and practices, or fail to take other necessary action to maintain close coordination among our various departments, our ability to execute on our business plan, rebuild credibility, pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.

*Certain of our molecular diagnostic tests may not be eligible for reimbursement by payors which may limit the demand for these tests by physicians and their patients. We may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our molecular diagnostic tests.

In September 2009, we commercially launched our carrier screening LDT for cystic fibrosis and in early 2010 we launched our noninvasive Rhesus D genotyping LDT, and we intend to continue launching additional molecular diagnostic tests in the future. Because these tests have only recently been launched, demand for and reimbursement by payors of these tests is uncertain. Because certain of the molecular diagnostic tests we have launched or intend to launch may not be medically necessary or may otherwise not be subject to reimbursement by payors, it is difficult to know how much demand there will be for such tests by physicians and their patients. We generally bill third-party payors for our tests and pursue case-by-case reimbursement where policies are not in place for a particular test but we have very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, we may also face an increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to our diagnostic tests, which could adversely affect our business, results of operations and financial condition.

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

In September 2009 we commercially launched our carrier screening test for cystic fibrosis and in early 2010 we launched our noninvasive Rhesus D genotyping and Fetal xy sex determination LDTs. In August 2010, we announced that we would no longer offer the Fetal xy sex determination test after September 15, 2010. We intend to continue launching additional diagnostic tests in the future. As we launch additional commercial diagnostic tests, we must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase our operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

*We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 56% and 57% of our sales were made outside of the United States during the three and six months ended June 30, 2010, respectively, compared to 50% and 54% for the three and six months ended June 30, 2009, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	our ability to raise additional capital and continue as a going concern;

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements regarding technological innovations, intellectual property rights, research and development progress or setbacks, or product launches by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•

our success in and the expenses associated with researching, developing and commercializing diagnostic products, alone or in collaboration with our partners and obtaining any required regulatory approval for those products and services;

•	the status of litigation against us and certain of our former executive officers and directors;

•	the dilution from the issuance of securities in connection with the settlement of litigation;

•	our ability to successfully implement the remedial measures recommended by the special committee following our independent investigation and the effectiveness of those measures;

•	the status, duration, scope and outcome of the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI;

•	securities analysts’ earnings projections or securities analysts’ recommendations; and

•	general market conditions, including the recent crisis in global financial markets.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Restated Bylaws of Registrant, as amended.

3.3 (3)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1 (1)	Specimen common stock certificate.

4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3 (3)	Form of Right Certificate.

10.1 (4)	Securities Purchase Agreement, dated May 12, 2010, by and among the Registrant and the other parties named therein

10.2 (4)	Registration Rights Agreement, dated May 12, 2010, by and among the Registrant and the other parties named therein.

10.3 (5)	2006 Equity Incentive Plan, as amended.

10.4 (6)	Stipulation of Settlement in In re Sequenom, Inc. Derivative Litigation.

22.1 (7)	Submission of matters to a vote of security holders.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed March 4, 2009
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed May 13, 2010.
(5)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2010.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed May 7, 2010.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 17, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: August 5, 2010	By:	/s/ PAUL V. MAIER
Paul V. Maier
Chief Financial Officer