Form 10-Q
period 2010-09-30
SEQUENOM INC
filed 2010-11-04
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the Registrant’s Common Stock outstanding as of November 1, 2010 was 76,331,540.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,983	$26,919
Marketable securities	19,841	15,762
Restricted cash	1,389	1,372
Accounts receivable, net	5,744	8,510
Inventories, net	6,026	7,722
Other current assets and prepaid expenses	5,242	2,598

Total current assets	74,225	62,883
Equipment and leasehold improvements, net	11,096	11,811
Intangible assets, net	873	1,172
Goodwill	10,007	10,007
Other assets	775	772

Total assets	$96,976	$86,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,033	$6,064
Accrued expenses	8,950	7,658
Accrued litigation settlement, net	44,919	—
Deferred revenue	2,576	1,871
Current portion of debt and obligations	1,018	1,320
Other current liabilities	175	544

Total current liabilities	64,671	17,457
Deferred revenue, less current portion	360	304
Other long-term liabilities	2,860	3,389
Long-term portion of debt and obligations	1,125	1,837
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 76,324,792 and 61,988,473 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	76	62
Additional paid-in capital	723,123	659,798
Accumulated other comprehensive income	870	1,084
Accumulated deficit	(696,109)	(597,286)

Total stockholders’ equity	27,960	63,658

Total liabilities and stockholders’ equity	$96,976	$86,645

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Consumables	$5,716	$5,443	$16,219	$15,363
MassARRAY and other product related	4,316	3,671	14,352	10,092
Contract research services	965	103	1,800	1,617
Diagnostic	687	—	1,335	—
Research and other	—	3	—	5

Total revenues	11,684	9,220	33,706	27,077

Costs and expenses:
Cost of consumables and products revenue	2,750	2,499	10,513	7,330
Cost of contract research service revenue	230	179	451	1,897
Cost of diagnostic revenue	1,123	—	2,858	—
Research and development	11,305	8,479	32,925	27,486
Selling and marketing	6,904	5,914	20,409	20,167
General and administrative	5,288	6,724	16,586	21,862
Litigation settlement, net	7,049	—	48,848	—
Restructuring	—	480	—	1,482

Total costs and expenses	34,649	24,275	132,590	80,224

Loss from operations	(22,965)	(15,055)	(98,884)	(53,147)
Interest income, net	58	78	103	370
Gain (loss) on marketable securities	—	—	111	(38)
Other income (expense), net	166	204	(47)	382

Loss before income taxes	(22,741)	(14,773)	(98,717)	(52,433)
Income tax benefit (expense)	5	(102)	(105)	(176)

Net loss	$(22,736)	$(14,875)	$(98,822)	$(52,609)

Net loss per share, basic and diluted	$(0.30)	$(0.24)	$(1.44)	$(0.86)

Weighted average shares outstanding, basic and diluted	75,260	61,211	68,637	61,123

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2010	2009
	(Unaudited)
Operating activities
Net loss	$(98,822)	$(52,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation settlement, net	48,510	—
Share-based compensation	7,690	9,206
Restricted stock	987	331
Depreciation and amortization	4,097	3,786
Bad debt expense	664	(148)
Loss on marketable securities	—	38
Deferred rent	(500)	(402)
Other non-cash items	180	92
Changes in operating assets and liabilities:
Accounts receivable, net	1,990	3,203
Inventories, net	1,649	828
Prepaid expenses and other assets	(372)	(1,872)
Accounts payable and accrued expenses	2,289	(1,729)
Deferred revenue	768	400
Other liabilities	(399)	(176)

Net cash used in operating activities	(31,269)	(39,052)
Investing activities
Purchases of equipment and leasehold improvements	(3,263)	(6,895)
Cash paid for acquisition – SensiGen, LLC	—	(2,017)
Purchases of marketable securities	(23,850)	(30,006)
Sales of marketable securities	497	—
Maturity of marketable securities	19,240	30,000
Net change in restricted cash	(17)	(46)

Net cash used in investing activities	(7,393)	(8,964)
Financing activities
Proceeds from private placement, net of issuance costs	47,770	—
Proceeds from exercise of stock options and ESPP purchases	1,046	1,230
Payments on debt	(929)	(1,242)
Payments on capital lease obligation	(85)	(53)

Net cash provided by (used in) financing activities	47,802	(65)

Net increase (decrease) in cash and cash equivalents	9,140	(48,081)
Effect of exchange rate changes on cash and cash equivalents	(76)	(170)
Cash and cash equivalents at beginning of period	26,919	68,338

Cash and cash equivalents at end of period	$35,983	$20,087

Supplemental non-cash items:
Investing activity:
Accrued Isis license fee	$—	$1,000
Financing activities:
Equipment purchased under capital lease obligation	$—	$366

Receivable from stock option exercise	$2,255	$—

Issuance of common stock related to litigation settlement	$3,591	$—

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

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2011, with earlier application permitted. We are currently evaluating the potential impact of adopting this guidance on our condensed consolidated financial statements.

(2) Liquidity and Capital Resources

We have a history of recurring losses from operations and have an accumulated deficit of $696.1 million as of September 30, 2010. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2010, we had available cash, cash equivalents and current marketable securities totaling $55.8 million and working capital of $9.6 million.

(3) Business Segment Information

We operate two primary business segments, molecular diagnostics and genetic analysis. Our molecular diagnostics business segment researches, develops and pursues the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, women’s health related disorders and diseases, age-related macular degeneration, oncology, infectious diseases, and other medical conditions, disorders and diseases. Our genetic analysis business segment develops, markets and provides maintenance services for our proprietary, research use only MassARRAY system, comprised of hardware, software applications, consumable chips and reagents, which are marketed to premier clinical research laboratories, bio-agriculture, bio-technology and pharmaceutical companies.

These reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to our chief operating decision maker to make decisions as to the allocation of resources and to assess performance.

Revenue for molecular diagnostics is generated from customers located within the United States. Revenue for genetic analysis is generated from customers and/or distributors primarily located in North America, Europe and Asia.

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

Unallocated operating loss consists of general and administrative expenses, which include litigation settlement expense, net of revaluation adjustments, for the three and nine months ended September 30, 2010, share-based compensation, indirect overhead expenses and unabsorbed costs. The following table sets forth for the three and nine months ended September 30, 2010 and 2009, respectively, our revenues and operating loss from our molecular diagnostics and genetic analysis segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Molecular diagnostics	$687	$—	$1,335	$—
Genetic analysis	10,997	9,220	32,371	27,077

Total revenues	$11,684	$9,220	$33,706	$27,077

Operating loss:
Molecular diagnostics	$(9,619)	$(6,708)	$(27,114)	$(19,509)
Genetic analysis	3,803	2,583	8,314	2,719
Unallocated	(17,149)	(10,930)	(80,084)	(36,357)

Total operating loss	$(22,965)	$(15,055)	$(98,884)	$(53,147)

(4) Accrued Litigation Settlement

On May 3, 2010, the U.S. District Court for the Southern District of California entered an order approving the stipulation of settlement reached in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC. Pursuant to the stipulation, we have paid $14 million in cash, which was funded by insurance proceeds, and will issue approximately 6.8 million shares of our common stock to the plaintiffs’ class.

In connection with the court approved final settlement in May 2010, we recorded an initial litigation settlement charge of approximately $42.8 million related to the common stock issuable to the plaintiffs’ class. This charge was calculated based on approximately 6.8 million shares at an initial fair value of $6.28 per share. Subsequently, we recognized an aggregate gain of approximately $2.5 million during the second quarter of 2010 due to the revaluation to fair value for the portion of the approved share settlement issued to plaintiffs’ counsel in accordance with the court’s order awarding attorneys’ fees and the revaluation to fair value for the remaining shares issuable to the members of the plaintiffs’ class as of June 30, 2010. In the accompanying condensed consolidated balance sheet as of September 30, 2010, we have approximately $44.9 million in accrued litigation settlement, which represents the approximate 6.4 million shares still to be issued to the members of the plaintiffs’ class and includes a loss recognized in operations of approximately $7.0 million for the three months ended September 30, 2010, due to the revaluation of these shares at a fair value of $7.01 per share. Depending upon changes in the fair market value of our stock, we will be required to recognize further adjustments to the accrued litigation settlement until the shares are issued to the members of the plaintiffs’ class.

On May 6, 2010, we entered into a stipulation of settlement to resolve the various derivative actions filed in federal and state court. Pursuant to the financial terms of the stipulation we agreed to pay the plaintiffs’ attorneys a total of $2.5 million in fees, of which $1.0 million was funded by insurance proceeds. In connection with the final approval of settlement on July 26, 2010, we remitted a cash payment of $338,000 and as permitted by the stipulation of settlement issued 200,000 shares of our common stock at a fair value of $5.81 per share in payment of the portion of the plaintiffs’ attorneys’ fees not covered by insurance.

The following table represents activity related to our accrued litigation settlement balance during the three months ended September 30, 2010:

Accrued Litigation Settlement
(in thousands)
Balance at June 30, 2010	$39,370
Less:
Derivatives settlement payment	(1,500)
Revaluation loss included in operations:
Revaluation of equity portion – class action settlement	7,049

Balance at September 30, 2010	$44,919

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

The beginning balance for accrued facilities related restructuring costs prior to the April 2009 reduction in workforce consisted of a $0.4 million in accrued facility exit costs associated with exiting our lease commitments for our facility located near Boston, Massachusetts. This facility was initially leased in conjunction with the acquisition of Gemini Genomics, plc in 2001.

The April 2009 reduction in workforce included the closure of our leased facility near Boston, Massachusetts, with lease expiration on December 31, 2010, as well as the closure of our office located in New Delhi, India during the second quarter of 2009. The following table sets forth the remaining liabilities associated with our restructuring activities as of September 30, 2010, which are included within other current liabilities in the accompanying condensed consolidated balance sheets (in thousands):

Description	Facilities	Other	Total
Balance at December 31, 2009	$535	$55	$590
Cash payments	(394)	(3)	(397)

Balance at September 30, 2010	$141	$52	$193

(6) Acquisition

SensiGen, LLC

On February 27, 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The assets are now part of our wholly-owned subsidiary, Sequenom Center for Molecular Medicine, or Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid SensiGen cash consideration of approximately $1.9 million, which included a loan advance of $340,000, and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million is contingently payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). In June 2009 we satisfied one of the triggering events related to the Agreement with a cash payment of $130,000. This triggering event had previously been recorded at a fair value of $130,000 during our initial fair value measurement of contingent consideration associated with the allocation of purchase price. After the payment of this triggering event, our remaining fair value of contingent consideration in the allocation of purchase price at the date of closing was $27,000. For the year ended December 31, 2009, we increased our contingent consideration liability for two triggering events by $514,000, which was recognized as a component of research and development ($260,000) and general and administrative expenses ($254,000). During the first quarter of 2010, we satisfied our obligations associated with these two triggering events with an aggregate cash payment of $520,000. As of September 30, 2010, we have $21,000 recorded as our fair value estimate for the remaining contingent consideration associated with the SensiGen acquisition, which is further discussed below.

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

At each reporting date, we remeasure the contingent consideration liability at fair value, until the contingency is resolved with the changes in fair value recognized as a charge to operations in the current period. This analysis, which includes a probability assessment regarding the likelihood of payment and a discounted present value factor, concluded that based on currently available information the fair value of the remaining contingent consideration payable upon certain triggering events was $21,000 as of September 30, 2010.

(7) Marketable Securities and Fair Value Measurements

Marketable securities

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. As a result, at September 30, 2010 and December 31, 2009, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

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

If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment. At September 30, 2010 and December 31, 2009, we had $2.0 million and $4.3 million, respectively, of principal invested in auction rate securities (ARS) with an estimated fair value of $0 and $0.5 million, respectively. Consistent with our investment policy guidelines in effect when originally purchased, these ARS investments had AAA/AA credit ratings at the time of purchase. Our remaining ARS as of September 30, 2010, is a private placement security with a long-term nominal maturity in 2028 and with an interest rate that resets through a Dutch auction each month and represents an interest in collateralized debt obligations supported by insurance securitizations. With the liquidity issues experienced in global credit and capital markets our remaining ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate this security. As a result, this ARS has an estimated fair value of $0 as of September 30, 2010.

During the first quarter of 2010, we sold two ARS investments with an aggregate principal value of $2.3 million, but an estimated fair value of $0.5 million. These sales resulted in a gain on the sale of approximately $0.1 million. For the three months ended September 30, 2010, no other-than-temporary impairment losses were charged to operations and there are no accumulated unrealized losses in other comprehensive income related to our investments in ARS.

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

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We have no investments that meet the criteria for definition within the Level 2 hierarchy as of September 30, 2010. As of December 31, 2009, our investments in ARS that were sold in the first quarter of 2010 and had moderate secondary market activity met the criteria for definition within the Level 2 hierarchy.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have determined that our investments in ARS with an estimated fair value of $0 at September 30, 2010, meet the criteria for definition within Level 3 hierarchy.

The fair value of our investments in ARS instruments was estimated utilizing a discounted cash flow analysis valuation model as of September 30, 2010. This analysis considers, among other items, the collateralization underlying the security investments, the credit quality of the counterparty, the timing of expected future cash flows, the default risk underlying the security, discount rates, the expected time until a successful auction and the overall capital market liquidity. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities. Management has reviewed the valuation input criteria utilized by our investment manager, which generally consists of the price of credit protection, information available on the trading of senior and subordinated securities and other debt in the market place for comparable types of maturities, the current credit rating of the trust sponsor and/or bond insurer, as well as the ultimate maturity and the underlying collateral of the securities and have deemed them to be reasonable assumptions in determining fair value. The valuation of our ARS investments is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of credit default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the ongoing strength and quality of market credit and liquidity.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities, net of cash, that were accounted for at fair value on a recurring basis as of September 30, 2010 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$28,237	$28,237	$—	$—
Marketable securities, current[1]	19,841	19,841	—	—
Restricted cash (current and long-term)	1,465	1,465	—	—

Total assets	$49,543	$49,543	$—	$—

Liabilities:
Accrued litigation settlement, net	$44,919	$44,919	$—	$—

Total liabilities	$44,919	$44,919	$—	$—

[1]	Gains or losses considered to be temporary are recorded to other comprehensive income (loss) at each measurement date. Other than temporary losses are recorded to operations at each measurement date.

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

There were no transfers within Level 2 or 3 fair value assets or liabilities nor were there realized or unrealized gains or losses within Level 2 fair value assets or liabilities for the three and nine months ended September 30, 2010. A realized gain of $95,500 on a Level 3 asset with an estimated fair value of $0 was recognized in the nine months ended September 30, 2010. There were no realized losses or unrealized gains or losses on Level 3 fair value assets or liabilities for the three months ended September 30, 2010.

(8) Comprehensive Loss

We disclose comprehensive loss and its components, which includes net loss, unrealized gains and losses on investments and foreign currency translation gains and losses as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Comprehensive loss:
Net loss	$(22,736)	$(14,875)	$(98,822)	$(52,609)
Unrealized gain (loss) on marketable securities	16	43	(34)	(1)
Foreign currency translation adjustments	439	212	(180)	(140)

Comprehensive loss	$(22,281)	$(14,620)	$(99,036)	$(52,750)

(9) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of exercisable stock options to purchase 3,430,499 shares, warrants to purchase 59,035 shares and restricted stock covering 1,136,490 shares were not included in the computation of diluted net loss per share as their effect was anti-dilutive for all periods presented.

(10) Stockholders’ Equity

In July 2010, we issued 200,000 shares of our common stock at a fair value of $5.81 per share, which represented the portion of the plaintiffs’ attorneys’ fees not covered by insurance to resolve the various derivative actions filed in federal and state court. The shares were issued in accordance with the court’s stipulation of settlement. See Note 4 for additional discussion of our accrued litigation settlement.

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

For the three months ended September 30, 2010 and 2009, we recorded $2.4 million and $3.0 million, respectively, of compensation expense related to our share-based compensation awards. The compensation expense related to our share-based compensation arrangements is recorded as components of research and development expenses ($0.9 million and $1.0 million), selling and marketing expenses ($0.7 million and $0.8 million) and general and administrative expenses ($0.8 million and $1.2 million) for the three months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, we recorded $7.3 million and $8.8 million, respectively, of compensation expense related to our share-based compensation awards. The compensation expense related to our share-based compensation arrangements is recorded as a component of research and development expense ($2.5 million and $2.7 million), selling and marketing expense ($2.1 million and $2.5 million) and general and administrative expense ($2.7 million and $3.7 million) for the nine months ended September 30, 2010 and 2009, respectively.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

The fair value of options granted to non-employees is initially estimated at the measurement date using the Black-Scholes pricing model and re-measured at each reporting date. Total stock-based compensation for options granted to non-employees for the three months ended September 30, 2010 and 2009, was $35,000 and $52,000, respectively, and is included in the statements of operations within research and development expenses ($13,500 and $11,000), sales and marketing expenses ($13,500 and $41,000) and general and administrative expenses ($8,000 and $0). For the nine months ended September 30, 2010 and 2009, share-based compensation for options granted to non-employees included in the statements of operations was $198,000 and $282,000, respectively, and is included within research and development expenses ($47,000 and $71,000), sales and marketing expenses ($126,000 and $211,000) and general and administrative expenses ($25,000 and $0).

Share-Based Compensation Plans

Stock Compensation Plans

In May 2006, our stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). In June 2010 our stockholders approved an increase to the share reserve of 3.0 million shares. As of September 30, 2010, the aggregate number of shares of common stock that may be issued under the 2006 Plan was 9,716,841 shares, plus the number of shares subject to any stock awards under the 1999 Plan that terminate or are forfeited or repurchased and would otherwise have been returned to the share reserve under the 1999 Plan.

Restricted Stock

The following table summarizes our restricted stock activity for the quarter ended September 30, 2010:

Outstanding	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock - December 31, 2009	1,269,550	$3.94
Granted	32,962	5.52
Vested	(59,297)	5.61
Cancelled	(106,725)	3.86

Restricted stock – September 30, 2010	1,136,490	$3.90

Employee Stock Purchase Plan

In 1999, we adopted the 1999 employee stock purchase plan (the 1999 ESPP). As of September 30, 2010, we had reserved 901,520 shares of common stock for issuance under the 1999 ESPP.

Offerings under the 1999 ESPP are for a duration of six months and consist of one purchase interval. The 1999 ESPP limits stock purchases to (i) no more than 10,000 shares per individual per offering and (ii) no more than $25,000 per individual per calendar year. Shares are purchased at 85% of the lower of the beginning or end of the period price. As of September 30, 2010, employees have contributed approximately $0.1 million to the current offering of the 1999 ESPP, since the beginning of the offering period that commenced August 1, 2010. For the three months ended September 30, 2010 and 2009, we have recognized an expense of $59,000 and a benefit of ($44,000), respectively, as share-based compensation expense related to the 1999 ESPP. For the nine months ended September 30, 2010 and 2009, we have recognized approximately $0.2 million and $0.1 million, respectively, as share-based compensation expense related to the 1999 ESPP.

New-Hire Equity Incentive Plan

In February 2010, our Board of Directors approved a New-Hire Equity Incentive Plan (New-Hire Plan) with a total share reserve of 150,000 shares of common stock. Equity awards under the New-Hire Plan are eligible to be issued only to persons entering into employment with us and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of September 30, 2010, no equity awards have been issued under the New-Hire Plan.

Warrants

In connection with the acquisition of Axiom Biotechnologies in 2002, we assumed an outstanding warrant to purchase 7,333 Axiom ordinary shares at an exercise price of $10.50, which was adjusted to become a warrant to purchase 1,535 shares of our common stock at an exercise price of $50.19 per share. As of September 30, 2010, this warrant has not been exercised and expires in December 2011.

In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. The warrant expires in October 2015. As of September 30, 2010, the warrant remained outstanding and exercisable.

In connection with the June 2006 private placement financing, we issued to our placement agent a warrant to purchase 866,666 shares of our common stock at an exercise price of $2.52 per share. This warrant contains anti-dilution provisions that adjust the exercise price and number of shares subject to the warrants upon reorganization, mergers, stock splits and combinations, reclassifications of our common stock, or stock dividends. The placement agent subsequently transferred portions of the warrant to certain of its employees. As of September 30, 2010, warrants to purchase 7,500 shares remained outstanding and exercisable and expire in June 2011.

Stock Options

The estimated fair value of each stock option award granted was measured on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants for the three months ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Risk free interest rates	2.8%	2.7%
Volatility	99.9%	100.7%
Dividend yield	0%	0%
Expected option life (years)	7.4	7.0
Weighted average fair value of stock option grants to employees	$4.88	$3.10

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

A summary of the status of our stock option plans as of September 30, 2010, and of changes in stock options outstanding under the plans during the nine months ended September 30, 2010, are as follows:

Outstanding	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,172,807	$9.55
Granted	1,400,450	5.78
Canceled	(437,021)	28.60
Exercised	(1,033,679)	2.51

Outstanding at September 30, 2010	6,102,557	$8.51	7.4	$9,996,875

Options vested and exercisable at September 30, 2010	3,430,499	$8.04	6.4	$6,772,570

As of September 30, 2010, there was $19.3 million of unamortized compensation expense related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. Cash received from stock option exercises for the nine months ended September 30, 2010 and 2009 was $0.3 million and $0.5 million, respectively. At September 30, 2010, there were 2,427,933 shares available for future option grants.

One of our former executive officers exercised stock options to purchase an aggregate of 950,745 shares of our common stock in September 2010 and we received the cash proceeds from the exercise of these stock options in October 2010. The receivable for this transaction of approximately $2.3 million is presented within other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2010.

(12) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value (net realizable value). The components of inventories were as follows (in thousands):

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$3,903	$4,657
Work in process	—	11
Finished goods	2,123	3,054

Total	$6,026	$7,722

Inventories are shown net of excess and obsolescence reserves of $1.1 million and $1.9 million at September 30, 2010 and December 31, 2009, respectively.

(13) Debt and Obligations

Asset-backed Loan

As of September 30, 2010, we had an aggregate of $0.2 million outstanding on our asset-backed loan line related to three fundings with interest rates from 10.6% to 9.73%. All borrowings are secured by the underlying financed equipment. The borrowings are to be repaid in 36 monthly installments with final payment dates ranging from November 2010 to May 2011. Our rights to borrow funds under this facility expired in December 2008.

Debt

In connection with our acquisition of SensiGen in February 2009, we assumed two loans with the Michigan Economic Development Corporation with an aggregate balance at the acquisition closing date of approximately $3.2 million. The first loan of approximately $0.3 million has a stated interest rate of 1% with all payments deferred until March 2013. Commencing March 2013, principal payments of approximately $3,000 are due monthly through March 2018, at which time a final balloon payment of approximately $161,000 is due. The second loan of approximately $2.9 million has a stated interest rate of 7% with monthly principal payments of approximately $68,000 through September 2012. As of September 30, 2010, we had an aggregate of $1.8 million outstanding on these loans. Both loans are collateralized by all of Sequenom CMM’s tangible and intangible property and rights in which a security interest or lien may be taken.

Capital Lease

In the second quarter of 2009, we entered into a 36 month capital lease arrangement for new phone equipment, which was capitalized with office furniture and equipment at an aggregate balance of approximately $366,000. As of September 30, 2010, we had an aggregate of $0.2 million outstanding on this capital lease.

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

Changes in our warranty liability during the three months ended September 30, 2010, were as follows (in thousands):

Balance as of December 31, 2009	$175
Repairs and replacements	73
Changes to reserve requirements	1

Balance as of September 30, 2010	$249

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

In April 2009, we announced that the expected launch of our test for Trisomy 21 had been delayed and that we were no longer relying on our previously announced test data and results for that test, as a result of inadequately substantiated claims, inconsistencies and errors and inadequate protocols and controls, which included: the mischaracterization of tests as having been conducted in a blinded manner (i.e., that the tests had been performed by scientists who did not know the true outcomes for the samples tested before the test results had been determined); the improper unblinding of true outcomes for samples being tested; the use of the unblinded true outcomes to alter and improve reported test results; the unsubstantiated reporting of test results for low-risk samples (i.e., samples from expectant mothers who were less likely to be carrying a fetus with Trisomy 21) without knowing the true outcomes for such samples; the failure to perform testing on those low-risk samples; the inadequate storage of serum samples resulting in breakdown of nucleic acids; and other improper practices. Following the April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers and directors on behalf of certain purchasers of our common stock. The complaints included claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and were brought as shareholder class actions. In general, the complaints alleged that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. In September 2009 the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC and a lead plaintiff was appointed. In December 2009 we entered into a stipulation of settlement with the lead plaintiff on behalf of the plaintiffs’ class. Pursuant to the terms of the stipulation, we agreed to pay $14 million, which has been funded by insurance proceeds. We also agreed to issue to the plaintiffs’ class approximately 6.8 million shares of our common stock, and to adopt or continue our implementation of changes and additions to certain corporate governance policies, protocols and practices. The court held a final settlement approval hearing on May 3, 2010, following which the court approved the final settlement. The time for appeals lapsed without any appeal. We have approximately $44.9 million in accrued litigation settlement related to this matter as of September 30, 2010 (see Note 4).

In May 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former directors and officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and were consolidated in a single court. In July 2009 the first of three shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions were consolidated before a single court under the caption In re Sequenom, Inc. Derivative Litigation, S.D. Cal. Case No. 09-CV-1341 LAB (WMc) and plaintiffs filed a single consolidated complaint. A separate federal derivative compliant, Ries, et al. v. Stylli, et al, case no. 09-CV-2517 LAB (WMc), was filed thereafter and it was coordinated with the consolidated federal derivative action. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby artificially inflating the price of our common stock. In May 2010, we entered into a stipulation of settlement to resolve the Derivative Actions. The current and former directors and officers named as individual defendants in the Derivative Actions also entered into the stipulation of settlement. In exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Actions, we agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million, of which $1.0 million has been funded by insurance proceeds. The U.S. District Court issued its final approval of the settlement in accordance with the terms of the stipulation of settlement on July 26, 2010, and the court entered an order dismissing the federal shareholder derivative actions on July 27, 2010. In accordance with the terms of the stipulation of settlement, the parties in the state shareholder derivative actions filed a joint stipulation to dismiss the actions with prejudice in San Diego Superior Court on July 27, 2010. In connection with the final approval of settlement on July 26, 2010, we remitted a cash payment of $338,000 and issued 200,000 shares of our common stock at a fair value of $5.81 per share in payment of the portion of the plaintiffs’ attorneys’ fees not funded by insurance proceeds during the third quarter of 2010.

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

In June 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our Senior Vice President, Research and Development. The complaint alleged that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court.

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

In June 2010, the U.S. Attorney filed a criminal information against Dr. Dragon. The criminal information charged Dr. Dragon with one count of conspiracy to commit securities fraud by conspiring to disseminate materially false and misleading statements regarding our Trisomy 21 test then under development. On the same day, Dr. Dragon pled guilty to the criminal information, and the magistrate judge assigned to this matter recommended that the district court judge accept Dr. Dragon’s guilty plea. The U.S. District Court has not yet sentenced Dr. Dragon.

Following our September 2009 announcement, representatives of NASDAQ also contacted us to inquire about the announcement. We intend to continue to cooperate fully with NASDAQ in this matter in the event that NASDAQ has any further inquiries.

In October 2009, plaintiff Xenomics, Inc. (now known as TrovaGene) filed a complaint in the Supreme Court of the State of New York naming us as the defendant. In the complaint, the plaintiff alleged that due to materially false and misleading statements regarding our Trisomy 21 test under development, we had breached the license agreement entered into by the parties on October 29, 2008, which provides us with exclusively licensed patent rights for the use of fetal nucleic acids obtained from maternal urine, and that the plaintiff has suffered damages as a result. The plaintiff sought equitable relief and $300 million in damages. In December 2009, we removed the case to the U.S. District Court for the Southern District of New York. In May 2010, the district court granted our motion to dismiss the action because the license agreement specifically provides that if TrovaGene seeks to resolve a dispute arising under the agreement, it must do so by commencing an arbitration in San Diego. As of the date of this report, TrovaGene has not commenced arbitration proceedings in San Diego.

On August 26, 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that conducted the investigation of activity related to the Trisomy 21 test, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. On September 24, 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On October 6, 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran’s claims arise from acts in furtherance of the defendants’ right of petition or free speech under the United States or California Constitution in connection with a public issue. On October 12, 2010, the defendants filed a demurrer to each and every cause of action in the complaint. A hearing on both the motion to strike and the demurrer has been set for December 10, 2010.

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

(16) Income Taxes

Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of September 30, 2010 and December 31, 2009, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded have not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.

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

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change. All forward statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update any such statements to reflect events or circumstances after the date hereof.

SEQUENOM® , SpectroCHIP®, iPLEX®, and MassARRAY® are registered trademarks and EpiTYPER™, SEQureDx™, MassCLEAVE™, iSEQ™, AttoSense™ and SensiGene™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

The MassARRAY platform, OncoCarta, iPLEX, iSEQ, EpiTYPER and MelaCarta are for research use only, or RUO, and not for use in diagnostic procedures.

Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.

Overview

We are a molecular diagnostic testing and genetics analysis company committed to providing products, services, diagnostic testing, applications and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive women’s health related and prenatal diagnostics, age-related macular degeneration diagnostics, oncology, infectious diseases, and other medical conditions, disorders and diseases.

Operating Segments

We operate our business on the basis of two reportable segments, molecular diagnostics and genetic analysis. A further description of the operations of these segments is below. The following table sets forth revenues, and operating loss for our molecular diagnostics and genetic analysis segments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Molecular diagnostics	$687	$—	$1,335	$—
Genetic analysis	10,997	9,220	32,371	27,077

Total revenues	$11,684	$9,220	$33,706	$27,077

Operating loss(1):
Molecular diagnostics	$(9,619)	$(6,708)	$(27,114)	$(19,509)
Genetic analysis	3,803	2,583	8,314	2,719
Unallocated	(17,149)	(10,930)	(80,084)	(36,357)

Total operating loss	$(22,965)	$(15,055)	$(98,884)	$(53,147)

(1)	Management evaluates operating loss exclusive of general and administrative expenses, which includes litigation settlement expense, net of revaluation adjustments, for the three and nine months ended September 30, 2010, share-based compensation, restricted stock compensation expense, indirect overhead expenses and allocated and absorbed costs, as these costs are not allocated to our business segments for performance assessment by our chief operating decision maker.

We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

Molecular Diagnostics and SEQureDx Technology

Molecular Diagnostics

We are committed to researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, women’s health related disorders and diseases, age-related macular degeneration, or AMD, oncology, infectious diseases, and other medical conditions, disorders and diseases. Currently, we are primarily focused on developing and commercializing prenatal diagnostic tests using our foundational, patent protected, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology which we in-license from Isis Innovation Limited, or Isis. This technology uses a standard maternal blood draw for a prenatal diagnosis or risk assessment in order to provide reliable information about the status of the fetus early in pregnancy. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on developing noninvasive diagnostics using our proprietary MassARRAY system and using nucleic acid sequencing platforms provided by other parties. We plan to conduct the development, validation, and other activities necessary to file submissions with the U.S. Food and Drug Administration, or FDA, seeking approval for commercialization in the United States.

Supporting our initiatives in women’s health, oncology, ophthalmology and infectious disease we completed our acquisition of the complete AttoSense portfolio of gene-based molecular tests and related assets from SensiGen, LLC, or SensiGen, in February 2009. The acquisition included highly-sensitive and specific tests for the detection and monitoring of human papillomavirus, or HPV, and other tests. These tests will require further development and have not been commercialized and we are seeking collaborative partnership opportunities with other parties for the further development and commercialization of these tests.

Sequenom Center for Molecular Medicine

Sequenom Center for Molecular Medicine, LLC, or Sequenom CMM, is our wholly-owned subsidiary, located in Grand Rapids, Michigan, which operates a laboratory accredited by the College of American Pathology, or CAP, and compliant with the certification requirements under the Clinical Laboratory Improvement Amendments, 1988, as amended, or CLIA. Sequenom CMM develops and validates laboratory developed tests, or LDTs, for use in and solely by Sequenom CMM as a testing service to physicians. Sequenom CMM utilizes our patented SEQureDx ccff technology in developing its LDTs. Patient samples are collected by physicians and submitted to Sequenom CMM for testing and the results are reported back to the ordering physician.

In early 2010, Sequenom CMM validated and began offering to physicians two LDTs, the SensiGene Rhesus D genotyping test and the SensiGene Fetalxy sex determination test, both using our patented SEQureDx ccff technology. In September 2009, Sequenom CMM completed validation and began offering to physicians a DNA-based cystic fibrosis carrier screening test. In August 2010, we announced that Sequenom CMM would no longer offer the Fetalxy sex determination test after September 15, 2010.

Sequenom CMM is in the process of establishing an additional laboratory in San Diego, California that complies with State of California CLIA requirements. Sequenom CMM’s laboratory in San Diego was inspected on October 6, 2010 by the California Department of Public Health and was found to be in compliance with all applicable Title 17 California Code of Regulations and California Business and Professionals Code statutes and regulations for clinical laboratories. A recommendation for license approval was made and Sequenom CMM is awaiting the issuance of a California clinic laboratory license. We have invested substantially in Sequenom CMM’s information technology infrastructure to enhance the capabilities of the laboratory to track samples and provide electronic ordering and reporting and have put in place sample collection and transportation logistics that can be readily scaled as demand for its molecular diagnostic testing services increases. Sequenom CMM continues to negotiate and enter into contracts with third party payors to establish pricing for its LDTs and provide reimbursement recommendations.

Sequenom CMM is currently developing a potential LDT for assessing pregnant women at high risk of carrying a fetus with the chromosomal aneuploidy Trisomy 21. We announced in April 2009 that previously reported test data and results for the noninvasive prenatal test for Trisomy 21 then under development could not be relied upon. As a result, the completion and launch of that test did not occur. Sequenom CMM is currently no longer trying to develop a test that analyzes fetal RNA in maternal blood samples. Instead, Sequenom CMM is focusing its current development efforts on a noninvasive prenatal Trisomy 21 test that analyzes DNA extracted from maternal blood samples utilizing massively parallel sequencing. DNA is more stable than RNA, and a DNA-based method could lead to the development of a test that may be useful across a wide range of genetic backgrounds. With technological advances and projected instrument and reagent costs of massively parallel sequencing declining rapidly, Sequenom CMM believes that a Trisomy 21 test on a massively parallel sequencing platform is commercially feasible and potentially attractive compared to other platforms. The goal is to design a test that has better specificity and sensitivity than currently available screening tests, could be used during the first and second trimesters of pregnancy, has maximum ethnic coverage of the global population and is a direct genetic test, not a surrogate marker. There is no guarantee that Sequenom CMM will be able to achieve any of these objectives.

Sequenom CMM is also in the process of developing a potential LDT to predict genetic predisposition to late-stage AMD, which is a prevalent, late onset, genetically linked vision disorder that is the most common cause of legal blindness in the elderly. Supporting this initiative, in February 2010, we entered into a license agreement with Optherion, Inc., or Optherion, under which we and our affiliated companies were granted an exclusive, worldwide, royalty-bearing license to know-how and a consolidated portfolio of patent rights that had been licensed to Optherion by a number of prominent academic institutions, for research and commercial use, including LDTs or in vitro diagnostic tests, in conjunction with various types of technology platforms.

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

Historically, the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used by the same laboratory. During a public meeting held in July 2010, the FDA explained that it is reconsidering its policy of enforcement discretion over LDTs. In the public meeting notice the agency cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and approved by the FDA. As part of the FDA’s evolving position on the regulation of LDTs, the FDA has recently issued letters to a number of companies that primarily related to direct-to-consumer genetic testing products. In these letters, the FDA expressed concern about consumers making medical decisions in reliance on genetic tests that have not undergone the FDA’s premarket review. However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation. Although Sequenom CMM does not sell its testing services directly to consumers, we also received a letter from the FDA in July 2010. We responded to the FDA by letter in August 2010 and met with the FDA in September 2010. We reiterated at that meeting that Sequenom CMM’s LDTs are physician-ordered and neither we nor Sequenom CMM are involved in any direct-to-consumer marketing of tests of any kind. The FDA indicated it had no further questions on the direct-to-consumer issue at this time. We will continue to monitor potential changes as the FDA’s LDT policy evolves to ensure Sequenom CMM’s activities are consistent with the FDA’s most current policy.

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

The Isis Agreement will remain in force for the life of any patent issued in connection with the patent application covering the licensed technology, subject to earlier termination by either party upon uncured material breach or other specified circumstances. Isis may terminate the Isis Agreement if we file a petition to wind-up or dissolve or upon 30 days written notice if we were to challenge the validity of the patent rights covering the licensed technology or fail to make the up-front payments as provided in the Isis Agreement. We may terminate the Isis Agreement for any reason with nine months advance written notice. In the event we fail to achieve certain milestone requirements with respect to particular indications, Isis may convert the exclusive license into a non-exclusive license with respect to those indications.

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

Our license agreement with TrovaGene provides us with exclusively licensed patent rights (including United States Patent Nos. 6,251,638; and RE 39,920) for the use of fetal nucleic acids obtained from maternal urine. The license provides us with the exclusive global right to use transrenal fetal DNA in maternal urine for noninvasive prenatal diagnostics and analysis on a technology-independent basis for all uses, excluding the limited field of fetal gender determination solely by the presence of Y chromosome. This intellectual property for urine-based tests provides us with additional options for test development and commercialization. We have collected and continue to collect urine samples for purposes of developing urine-based tests and we have initiated exploratory experiments. The licensed intellectual property includes issued patents in the United States and Europe and is part of our continuing strategy to expand and protect our SEQureDx technology through the identification and licensing of new technologies and sampling methodologies. As described elsewhere in this report, TrovaGene has asserted claims regarding our rights under the license agreement.

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

In January 2007, as part of our platform independent commercialization strategy, we announced our first commercial partnership with Lenetix Medical Screening Laboratory, Inc., on a non-exclusive basis, who had developed a CLIA validated test for Rhesus D blood incompatibility using RT-PCR (the Lenetix Agreement). In December 2007, Lenetix received New York State approval of a noninvasive prenatal LDT performed on a RT-PCR platform to detect fetal Rhesus D status (including male sex determination as an internal control) in the second trimester of pregnancy, based on our technology licensed and the work performed under the Lenetix Agreement. Commercial sales of the test by Lenetix commenced in January 2008. We have not derived to date and do not expect to derive significant revenues from the Lenetix Agreement.

Genetic Analysis

Our proprietary MassARRAY system is comprised of hardware, software applications, consumable chips and reagents. It is a high performance (in speed, accuracy and cost efficiency) nucleic acid analysis platform that quantitatively and precisely measures genetic target material and variations. Our platform is widely accepted as a leading high-performance DNA analysis platform for genotyping, somatic mutation analysis and fine mapping markets and continues to gain traction for applications, such as agricultural genomics and clinical research. Our customers include premier clinical research laboratories, bio-agriculture, bio-technology and pharmaceutical companies, academic institutions, and various government agencies worldwide. To provide customer support for our expanding user base and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to distribution partners in several major countries throughout the world.

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications including single nucleotide polymorphism, or SNP genotyping, detection of mutations, analysis of copy number variants and other structural genome variations. In addition, the system provides quantitative gene expression analysis, quantitative DNA methylation analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary application software that operates on the MassARRAY platform and through the purchase of consumable chips and reagent sets. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping and somatic mutation analysis solution enabled through our RUO iPLEX multiplexing assay, which permits multiplexed SNP and somatic mutation analysis. In April 2010 we announced the launch of our next-generation mass spectrometry system for RUO, the MassARRAY Analyzer 4. This new high performance nucleic acid analysis platform has been designed to meet customer demand for a bench top instrument with greater flexibility across multiple applications, improved reliability and faster performance and is designed to empower the basic and translational research community to advance findings from discovery genetic and biomarker studies toward biomarker validation and clinical utility in diagnosis, prognosis and monitoring of diseases.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	revenue recognition;

•	goodwill and impairment evaluations of long-lived assets;

•	allowance for doubtful accounts;

•	reserves for obsolete and slow-moving inventory;

•	warranty costs;

•	income taxes; and

•	share-based compensation.

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

During the first nine months of 2010, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Revenues

Total revenues for the three and nine months ended September 30, 2010 increased to $11.7 million and $33.7 million, respectively, compared to $9.2 million and $27.1 million, respectively, for the same periods in 2009 and were comprised of consumables, MassARRAY and other product related sales, contract research services and diagnostic sales. Consumables revenue consists of sales of our SpectroCHIP bioarray chips used with our iPLEX and other assays. MassARRAY and other product related revenues are derived from sales of MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software and the receipt of license fees from end-users. Diagnostic revenues are from the testing services of Sequenom CMM’s carrier screening test for cystic fibrosis that was launched in the third quarter of 2009, as well as the Rhesus D genotyping test that was launched in the first quarter of 2010. In August 2010, we announced that Sequenom CMM would no longer offer the Fetalxy sex determination test after September 15, 2010. Diagnostic revenue related to the Fetalxy sex determination test was not significant for the three and nine months ended September 30, 2010.

Consumables revenue for the three and nine months ended September 30, 2010 increased to $5.7 million and $16.2 million, respectively, compared to $5.4 million and $15.4 million, respectively, for the same periods in 2009. These increases are attributable to our larger installed base of MassARRAY compact systems in 2010 against the comparative periods in 2009, as well as increased consumables orders from our customers in the biomedical research and agricultural biology markets against the comparative period.

MassARRAY and product related revenues for the three and nine months ended September 30, 2010 were $4.3 million and $14.4 million, respectively, as compared to $3.7 million and $10.1 million, respectively, for the same periods in 2009. The increases of $0.6 million and $4.3 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, were primarily due to increases in MassARRAY system hardware and software sales of $0.7 million and $3.5 million, respectively, from the comparative periods in 2009 and are attributable to higher system placements in the current year periods. For the three and nine months ended September 30, 2010, revenue from other product sales, which primarily represents MassARRAY system maintenance contract revenue, was $1.3 million and $3.8 million, respectively, as compared to $1.4 million and $3.0 million, respectively, for the same periods in 2009. The decrease of $0.1 million for the three months ended September 30, 2010, as compared to the same period in 2009, is attributable to fewer customer services calls against the comparative period. The increase of $0.8 million for the nine months ended September 30, 2010, is due to more service contracts in effect over our larger installed base against the comparative period.

We recorded contract research services revenue of $1.0 million and $1.8 million, respectively, for the three and nine months ended September 30, 2010, as compared to $0.1 million and $1.6 million, respectively, for the same periods in 2009. The increases of $0.9 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, are attributable to our cost cutting initiative that commenced in April 2009, which refocused our genetic analysis service business to fewer studies with higher revenue and margins.

We recognized diagnostic revenue of $0.7 million and $1.3 million for the three and nine months ended September 30, 2010 and 2009, respectively, compared to no diagnostic revenue in the comparative periods as the tests were launched in September 2009 and early 2010. Diagnostic revenue is recognized upon cash collection as payments are received. Diagnostic revenue going forward is uncertain and difficult to predict due to the lack of historical sales trends associated with our recent commercial launches of these tests.

Research and other revenues, which generally consist of license and research grant payments, were $0 for the three and nine months ended September 30, 2010, compared to $3,000 and $5,000 for the same periods in 2009, respectively. The timing of research revenues depends upon our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect license and grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of the cystic fibrosis carrier screening assay, Rhesus D genotyping assay and future assays.

Cost of Consumables and Products, Services and Diagnostic Revenues and Gross Margins

Cost of consumables and products revenues for the three months ended September 30, 2010 and 2009 was $2.8 million and $2.5 million, respectively, which resulted in a gross margin on consumables and product related sales for these periods of 73% and 73%, respectively. Gross margin was consistent for the three months ended September 30, 2010, as compared to the same period in 2009 due to the mix of products sold. For the three months ended September 30, 2010, higher system placements during the current period, which historically sell at lower gross margins, were offset by increased consumables sales, which historically sell at higher average gross margins.

Cost of consumables and products revenues for the nine months ended September 30, 2010 and 2009 was $10.5 million and $7.3 million, respectively, which resulted in a gross margin on consumables and product related sales for these periods of 66% and 71%, respectively. Gross margin was lower for the nine months ended September 30, 2010 due to the increase in the historically lower margin MassARRAY systems revenue in the current period, as compared to the same period in 2009. This is in contrast to the larger product mix of historically higher margin consumables sales as a percentage of total product and product related sales in the comparative period in 2009.

Cost of contract research service revenues for the three and nine months ended September 30, 2010 were $0.2 million and $0.5 million, respectively, compared to $0.2 million and $1.9 million, respectively, for the same periods in 2009. Gross margins were 76% and 75% during the current periods, as compared to negative margins in the same periods in the prior year. The improved margins in 2010 are attributable to our focus on fewer studies and projects with higher revenue and margins after our April 2009 cost cutting initiative. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken.

Costs of diagnostic revenues are recognized at the completion of testing and were $1.1 million and $2.9 million for the three and nine months ended September 30, 2010, respectively. There were no costs of diagnostic revenues in the comparable periods in 2009 as our tests were launched in September 2009 and early 2010. Gross margins were negative for the three and nine months ended September 30, 2010, as we build test volumes to cover costs associated with running our diagnostic tests and incur other capacity related expenses. Gross margin on diagnostic tests are affected by test volumes and overall reimbursement for the amount paid per test.

Our overall gross margin for the three and nine months ended September 30, 2010 was 65% and 59%, respectively, compared to 71% and 66%, respectively, for the same periods in 2009. These gross margins, as compared to the same periods in 2009, are attributable to the activity described above.

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

Research and development expenses

Research and development expenses for the three and nine months ended September 30, 2010, increased to $11.3 million and $32.9 million, respectively, compared to $8.5 million and $27.5 million, respectively, for the same periods in 2009. These expenses consisted primarily of salaries and related personnel expenses, product development costs, and clinical expense related costs.

The increase in research and development expenses of $2.8 million for the three months ended September 30, 2010, as compared to the same period in 2009, was related primarily to increased headcount and related costs of $0.4 million associated with our corporate bonus plan for 2010, a $0.7 million increase related to clinical costs associated with our trisomies programs, an increase in research and development collaborations costs of $0.7 million, higher depreciation costs of $0.4 million associated with the acquisitions of sequencers to support development activities, an increase in equipment and operating supplies associated with sequencing activities of $0.3 million, a $0.1 million increase in restricted stock compensation expense as a result of a performance based grant to all employees in December 2009 and higher third party consulting costs of $0.3 million related to external validation work associated with our trisomies activities. These increases were offset by lower share-based compensation charges of $0.1 million.

The increase in research and development expenses of $5.4 million for the nine months ended September 30, 2010 compared to the same period in 2009, was related primarily to increased headcount and related costs of $0.9 million associated with our corporate bonus plan for 2010 and higher temporary labor costs, higher clinical costs of $3.9 million associated with our development programs, an increase of $1.6 million in collaboration costs associated primarily with a February 2010 licensing payment to Optherion and a collaboration milestone payment made during the third quarter of 2010, a $0.3 million increase in restricted stock compensation expense as a result of a performance based grant to all employees in December 2009 and a $0.4 million increase in depreciation associated primarily with a larger capital base for our Sequenom CMM laboratory. These increases were offset by a $1.5 million decrease in operating supplies and equipment costs due to the commercialization of Rhesus D genotyping and Fetalxy sex determination in the first quarter of 2010 and a $0.2 million decrease in share-based compensation charges.

We expect our research and development expenses to remain higher in 2010 compared to 2009, as we continue to expand our investment in the development of noninvasive prenatal nucleic acid based tests, including a potential Trisomy 21 and other tests and as we continue to invest in new products and applications for our MassARRAY platform.

Selling and marketing expenses

Selling and marketing expenses for the three and nine months ended September 30, 2010 increased to $6.9 million and $20.4 million, respectively, compared to $5.9 million and $20.2 million, respectively, for the same periods in 2009. These expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

The increase in selling and marketing expenses of $1.0 million for the three months ended September 30, 2010 compared to the same period in 2009, was related primarily to increased headcount and related costs of $0.6 million due to our corporate bonus plan for 2010 and the expansion of our contract sales force infrastructure in our molecular diagnostics segment, higher commission payouts of $0.2 million related to increased revenues in our genetic analysis segment, and increased costs of $0.2 million for logistics expenses associated primarily with postage and freight on sample transportation.

The increase in selling and marketing expenses of $0.2 million for the nine months ended September 30, 2010 compared to the same period in 2009, was related primarily to increased headcount and related costs of $0.5 million due to our corporate bonus plan for 2010 and the expansion of our contract sales force infrastructure in our molecular diagnostics segment, higher commission payouts of $0.6 million related to increased revenues in our genetic analysis segment and a $0.2 million increase in restricted stock compensation expense as a result of a performance based grant to all employees in December 2009. These increases were offset by decreases in our advertising and marketing projects associated within the genetic analysis and molecular diagnostics programs of $0.1 million, a reduction in travel expenses of $0.4 million, lower facilities and operating supplies costs of $0.3 million that were both associated with our workforce reduction in April 2009 and lower share-based compensation charges of $0.3 million.

We expect our sales and marketing expenses to remain consistent in 2010 compared to 2009, as we maintain our sales force for the genetic analysis segment, make adjustments to our molecular diagnostic sales force, while increasing our marketing and commercial development teams for our molecular diagnostic tests.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2010 decreased to $5.3 million and $16.6 million, respectively, compared to $6.7 million and $21.9 million, respectively, for the same periods in 2009. These expenses consisted primarily of salaries and related expenses for legal, finance and human resource personnel, and their related department expenses.

The decrease in general and administrative expenses of $1.4 million for the three months ended September 30, 2010 from the same period in 2009, was related primarily to a decrease in legal fees of $0.8 million, lower share-based compensation expense of $0.4 million, lower facilities and related costs of $0.2 million and an increase in the allocation of IT and other general and administrative expenses to other functional departments of $0.9 million. These decreases were offset by higher depreciation of $0.1 million associated with the implementation of a new enterprise resource planning system that went live in the fourth quarter of 2009, higher headcount and related costs of $0.3 million associated with our corporate bonus plan for 2010, an increase in general IT department expenses of $0.3 million related to higher hardware, software and maintenance costs, and a $0.2 million increase in restricted stock compensation expense as a result of a performance based grant to all employees in December 2009.

The decrease in general and administrative expenses of $5.3 million for the nine months ended September 30, 2010 from the same period in 2009, was related primarily to a $2.1 million decrease in legal fees, lower share-based compensation expense of $1.0 million, a $0.1 million decrease in travel expenses, a reduction in investor relations and consulting fees of $0.4 million, a $0.3 million decrease in accounting and tax expenses, lower facilities and related costs of $0.9 million and an increase in the allocation of IT and other general and administrative expenses to other functional departments of $1.4 million. These decreases were offset by an increase in restricted stock compensation expense of $0.5 million as a result of a performance based grant to all employees in December 2009 and higher depreciation of $0.4 million associated with the implementation of a new enterprise resource planning system that went live in the fourth quarter of 2009.

We expect general and administrative costs to increase in the fourth quarter of 2010 compared to 2009, due to legal costs related to the ongoing investigations, litigation and potential litigation because our available insurance policy limits have been exhausted and based on our indemnification obligations to our former officers and employees.

Litigation settlement expense, net

Litigation settlement expense, net was $7.0 million and $48.8 million for the three and nine months ended September 30, 2010, respectively, compared to none in the same periods in 2009.

In connection with the court approved settlement of In re Sequenom, Inc. Securities Litigation in May 2010, we recorded a charge of $7.0 million related to the revaluation of the approximately 6.4 million common stock remaining to be issued to the members of the plaintiffs’ class to a fair value of $7.01 per share as of September 30, 2010. During the second quarter of 2010, we initially recorded a charge of approximately $42.8 million related to the original share settlement of approximately 6.8 million shares, offset by a recognized aggregate gain of approximately $2.5 million due to the revaluation to fair value for the portion of the approved share settlement issued to plaintiffs’ counsel and the revaluation to fair value for the remaining shares issuable to the members of the plaintiffs’ class as of June 30, 2010. Subsequent additional adjustments to the equity based portion of the settlement will be recorded as a gain or loss, depending upon fluctuations in the fair market value of our common stock until the remaining approximately 6.4 million shares are issued.

Additionally, in connection with the entry of a stipulation of settlement in connection with In re Sequenom, Inc. Derivative Litigation in May 2010, we recorded a litigation settlement charge of $1.5 million during the second quarter of 2010. This charge represented the portion of the settlement not covered by insurance proceeds. In connection with the final approval of the settlement on July 26, 2010, we remitted a cash payment of $338,000 and issued 200,000 shares of our common stock at a fair value of $5.81 per share during the three months ended September 30, 2010.

Restructuring expense

Restructuring expense for the three and nine months ended September 30, 2010 was $0, compared to $0.5 million and $1.5 million, respectively, in the same periods in 2009. The restructuring expense was due to our April 2009 reduction in our genetic analysis workforce, two office closures and other related costs.

Interest income, net

Interest income, net, was $58,000 and $103,000 for the three and nine months ended September 30, 2010, respectively, as compared to $78,000 and $0.4 million, respectively, for the same periods in 2009. The decreases are attributable to the overall reduction in the rates of return in our investment portfolios and lower cash, cash equivalents and marketable securities balances in the first quarter of 2010, as compared to the same period in 2009.

Gain (loss) on the sale of marketable securities

Gain on marketable securities was $0 and $111,000 for the three and nine months ended September 30, 2010, respectively, as compared to $0 and a loss of ($38,000), respectively, for the comparable periods in 2009. The gain for the nine months ended September 30, 2010, was primarily associated with the sale of an auction rate security, or ARS during the first quarter of 2010 that was previously written down to zero. The recognized loss for the nine months ended September 30, 2009, was due to an other-than-temporary impairment of one of our ARS.

Other income (expense), net

Other income (expense), net, was income, net, of $166,000 for the three months ended September 30, 2010 and an expense, net, of ($47,000) for the nine months ended September 30, 2010, as compared to other income, net, of $0.2 million and $0.4 million for the comparable periods in 2009. The decreases for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, was primarily due to higher interest expense associated with the acquisition of SensiGen in February 2009 and our capital lease, which we signed in the second quarter of 2009, offset by favorable realized foreign currency translations and other income items.

Liquidity and Capital Resources

As of September 30, 2010, cash, cash equivalents and current marketable securities totaled $55.8 million, compared to $42.7 million at December 31, 2009. Our cash equivalents and current marketable securities are held in U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA. As of September 30, 2010 and December 31, 2009, we have ARS with an estimated fair value of $0 million and $0.5 million, respectively. These estimated fair values reflect a $2.0 million and $3.8 million adjustment to the principal value of $2.0 million and $4.3 million as of September 30, 2010 and December 31, 2009, respectively. Additional discussion with respect to the risks and uncertainties associated with our ARS is included in the “Risk Factors” in Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of this report and in the notes to our condensed consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $696.1 million as of September 30, 2010. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2010, we had working capital of $9.6 million.

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the nine months ended September 30, 2010, was $31.3 million, as compared to $39.1 million for the same period in 2009. The use of cash was primarily a result of the net loss of $98.8 million for the nine months ended September 30, 2010, adjusted for non-cash related items of $48.5 million related to the litigation settlement accruals, net of revaluation adjustments, depreciation and amortization of $4.1 million, share-based compensation of $7.7 million, compensation charges related to restricted stock of $1.0 million, an increase to our bad debt reserve primarily related to a system sale of $0.7 million and other non-cash items of $0.2 million, which were offset by the non-cash item related to deferred rent of $0.5 million. The changes in our operating assets and liabilities primarily consisted of higher prepaid expenses and other assets, as well as lower other liabilities that resulted in cash usages of $0.4 million and $0.4 million, respectively. These changes in operating assets and liabilities were offset by our continuing efforts to maximize working capital, which resulted in lower accounts receivable and inventory balances that provided cash of $2.0 million and $1.6 million, respectively, as well as increased accounts payable and accrued expense balances that provided cash of $2.3 million. Additionally, an increase in our deferred revenue balance primarily associated with an increase in the sale of maintenance contracts as compared to the same period in 2009, resulted in a cash provision of $0.8 million.

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2010, which was primarily attributable to the net change in our marketable securities that used cash of $4.1 million and purchases of capital equipment that used cash of $3.3 million. This is compared to cash used in investing activities in the comparative period in 2009 of $9.0 million, which consisted of purchases of capital equipment that used $6.9 million and cash used in the acquisition of SensiGen of $2.0 million.

Net cash provided by financing activities was $47.8 million compared to cash used of $0.1 million for the nine months ended September 30, 2010 and 2009, respectively. Financing activities during the nine months ended September 30, 2010, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $1.0 million and net proceeds from the private placement of our common stock of $47.8 million, offset by cash used for repayments on our debt and capital lease obligation of $1.0 million. This activity is compared to cash provided from the exercise of stock options and employee stock purchase plan purchases of $1.2 million, offset by repayments on our debt and capital lease obligation of $1.3 million for the nine months ended September 30, 2009.

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

We believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements through the second quarter of 2011. We will require additional financing to fund our planned operations. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include but are not limited to:

•	the size of future operating losses;

•	our success and our distributors’ success in selling our MassARRAY products and services;

•	Sequenom CMM’s success in selling its cystic fibrosis carrier screening and Rhesus D genotyping tests and the level of reimbursement it receives and its collections for those tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new MassARRAY products and services, including the MassARRAY Analyzer 4, which we launched in April 2010;

•	the level of our selling, general and administrative expenses;

•

our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including genetic analysis technology, molecular diagnostics and noninvasive prenatal diagnostic technology;

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining worldwide regulatory approval of our products;

•	our success in validating our diagnostic tests and the levels of sensitivity and specificity achieved;

•	our success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in the research and development of MassARRAY products and services;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•

the amount of our legal expenses and settlement payments and any fines or damages arising out of the matters that were the subject of an investigation by a special committee of our board of directors in 2009, including such amounts associated with the ongoing investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, and the claims asserted by TrovaGene (formerly Xenomics), none of which are currently covered by insurance;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future investigation or litigation and the extent to which any of the foregoing is covered by insurance;

•

the dilution from any issuance of securities, whether in connection with future capital-raising or acquisition transactions, the settlement of litigation, including the pending issuance of shares in connection with the settlement of the consolidated securities class actions, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives;

•	regulatory changes by the FDA and other worldwide regulatory authorities; and

•	technological developments in our markets.

At September 30, 2010, we had outstanding stand-by letters of credit with financial institutions totaling $1.5 million related to our building, operating leases and customer guarantees. The letter of credit related to our Newton, Massachusetts building lease agreement will remain in place until its expiration in December 2010.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of September 30, 2010 and December 31, 2009, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

At September 30, 2010 and December 31, 2009, we had $2.0 million and $4.3 million, respectively, of principal invested in ARS and have an estimated fair value of $0 and $0.5 million, respectively. Consistent with our investment policy guidelines in effect when originally purchased, these ARS investments had AAA/AA credit ratings at the time of purchase. Our remaining ARS as of September 30, 2010, is a private placement security with a long-term nominal maturity in 2028 and with an interest rate that resets through a Dutch auction each month and represents an interest in collateralized debt obligations supported by insurance securitizations. With the liquidity issues experienced in global credit and capital markets our remaining ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders and we have been unable to liquidate these securities. As a result, our ARS has an estimated fair value as of September 30, 2010 of $0.

During the first quarter of 2010, we sold two ARS investments with an aggregate principal value of $2.3 million, but an estimated fair value of $0.5 million. These sales resulted in a gain on the sale of approximately $0.1 million. For the three months ended September 30, 2010, no other-than-temporary impairment losses were charged to operations and there are no accumulated unrealized losses in other comprehensive income related to our investments in ARS.

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

Foreign currency rate fluctuations

We have foreign operations whose functional currencies are the Great British Pound (GBP), the Japanese Yen (Yen), the Indian Rupee (INR), the Australian Dollar (AUD) and the Euro (EUR). The subsidiaries’ accounts are translated from the relevant functional currency to the United States Dollar (USD) using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the USD.

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

Functional currency of operations	As of September 30, 2010 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$0.6	$1.8

A movement of 10% in the USD to AUD exchange rate would create an unrealized gain or loss of approximately $56,000. A movement of 10% in the USD dollar to EUR exchange rate would create an unrealized gain or loss of approximately $180,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended September 30, 2010. We had no deferred gains or losses during the period covered.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Further, management determined that as of September 30, 2010, there were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2009, we announced that the expected launch of our test for Trisomy 21 had been delayed and that we were no longer relying on our previously announced test data and results for that test, as a result of inadequately substantiated claims, inconsistencies and errors and inadequate protocols and controls, which included: the mischaracterization of tests as having been conducted in a blinded manner (i.e., that the tests had been performed by scientists who did not know the true outcomes for the samples tested before the test results had been determined); the improper unblinding of true outcomes for samples being tested; the use of the unblinded true outcomes to alter and improve reported test results; the unsubstantiated reporting of test results for low-risk samples (i.e., samples from expectant mothers who were less likely to be carrying a fetus with Trisomy 21) without knowing the true outcomes for such samples; the failure to perform testing on those low-risk samples; the inadequate storage of serum samples resulting in breakdown of nucleic acids; and other improper practices. Following the April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers and directors on behalf of certain purchasers of our common stock. The complaints included claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and were brought as shareholder class actions. In general, the complaints alleged that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our Trisomy 21 test under development, thereby artificially inflating the price of our common stock. In September 2009 the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC and a lead plaintiff was appointed. In December 2009 we entered into a stipulation of settlement with the lead plaintiff on behalf of the plaintiffs’ class. Pursuant to the terms of the stipulation, we agreed to pay $14 million, which has been funded by insurance proceeds. We also agreed to issue to the plaintiffs’ class approximately 6.8 million shares of our common stock, and to adopt or continue our implementation of changes and additions to certain corporate governance policies, protocols and practices. The court held a final settlement approval hearing on May 3, 2010, following which the court approved the final settlement. The time for appeals lapsed without any appeal. We have approximately $44.9 million in accrued litigation settlement related to this matter as of September 30, 2010 (see Note 4).

In May 2009, a shareholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former directors and officers. Thereafter, a number of similar actions, also styled as shareholder derivative suits, were filed in state court and were consolidated in a single court. In July 2009 the first of three shareholder derivative suits were filed in the U.S. District Court for the Southern District of California. The federal shareholder derivative actions were consolidated before a single court under the caption In re Sequenom, Inc. Derivative Litigation, S.D. Cal. Case No. 09-CV-1341 LAB (WMc) and plaintiffs filed a single consolidated complaint. A separate federal derivative compliant, Ries, et al. v. Stylli, et al, case no. 09-CV-2517 LAB (WMc), was filed thereafter and it was coordinated with the consolidated federal derivative action. The state and federal shareholder derivative actions are hereinafter collectively referred to as the “Derivative Actions.” The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby artificially inflating the price of our common stock. In May 2010, we entered into a stipulation of settlement to resolve the Derivative Actions. The current and former directors and officers named as individual defendants in the Derivative Actions also entered into the stipulation of settlement. In exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Actions, we agreed (i) to adopt or continue certain corporate governance measures and (ii) to pay the plaintiffs’ attorneys a total of $2.5 million, of which $1.0 million has been funded by insurance proceeds. The U.S. District Court issued its final approval of the settlement in accordance with the terms of the stipulation of settlement on July 26, 2010, and the court entered an order dismissing the federal shareholder derivative actions on July 27, 2010. In accordance with the terms of the stipulation of settlement, the parties in the state shareholder derivative actions filed a joint stipulation to dismiss the actions with prejudice in San Diego Superior Court on July 27, 2010. In connection with the final approval of settlement on July 26, 2010, we remitted a cash payment of $338,000 and issued 200,000 shares of our common stock at a fair value of $5.81 per share in payment of the portion of the plaintiffs’ attorneys’ fees not funded by insurance proceeds during the third quarter of 2010.

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

In June 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our Senior Vice President, Research and Development. The complaint alleged that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding our Trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court.

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

In June 2010, the U.S. Attorney filed a criminal information against Dr. Dragon. The criminal information charged Dr. Dragon with one count of conspiracy to commit securities fraud by conspiring to disseminate materially false and misleading statements regarding our Trisomy 21 test then under development. On the same day, Dr. Dragon pled guilty to the criminal information, and the magistrate judge assigned to this matter recommended that the district court judge accept Dr. Dragon’s guilty plea. The U.S. District Court has not yet sentenced Dr. Dragon.

Following our September 2009 announcement, representatives of NASDAQ also contacted us to inquire about the announcement. We intend to continue to cooperate fully with NASDAQ in this matter in the event that NASDAQ has any further inquiries.

In October 2009, plaintiff Xenomics, Inc. (now known as TrovaGene) filed a complaint in the Supreme Court of the State of New York naming us as the defendant. In the complaint, the plaintiff alleged that due to materially false and misleading statements regarding our Trisomy 21 test under development, we had breached the license agreement entered into by the parties on October 29, 2008, which provides us with exclusively licensed patent rights for the use of fetal nucleic acids obtained from maternal urine, and that the plaintiff has suffered damages as a result. The plaintiff sought equitable relief and $300 million in damages. In December 2009, we removed the case to the U.S. District Court for the Southern District of New York. In May 2010, the district court granted our motion to dismiss the action because the license agreement specifically provides that if TrovaGene seeks to resolve a dispute arising under the agreement, it must do so by commencing an arbitration in San Diego. As of the date of this report, TrovaGene has not commenced arbitration proceedings in San Diego.

On August 26, 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that conducted the investigation of activity related to the Trisomy 21 test, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. On September 24, 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On October 6, 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran’s claims arise from acts in furtherance of the defendants’ right of petition or free speech under the United States or California Constitution in connection with a public issue. On October 12, 2010, the defendants filed a demurrer to each and every cause of action in the complaint. A hearing on both the motion to strike and the demurrer has been set for December 10, 2010.

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

Our cash, cash equivalents and current marketable securities were $55.8 million as of September 30, 2010. Our announced plans for research and development activities to expand our diagnostic test menu can only be implemented if we are successful in raising significant funds. In addition, there can be no assurances that our research and development activities will be successful. We need to collect a large number of patient samples in a timely manner in order to execute our molecular diagnostic research and development activities. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

In May 2010, we issued and sold 12,435,000 shares of our common stock at a price of $4.15 per share to certain investors in a private placement that raised net proceeds of approximately $47.8 million. In addition to the capital we raised in May 2010, we anticipate that we will need to raise additional funds in the future for the continued development and commercialization of our molecular diagnostic technology. We will need to sell equity or debt securities to raise significant additional funds. On September 21, 2010, we filed a shelf registration statement with the SEC providing for the sale by us of up to $150 million of our equity and debt securities from time to time in one or more transactions. This registration statement was declared effective by the SEC on October 5, 2010. The shelf registration is intended to provide us with the flexibility to take advantage of potential financing opportunities when and if deemed appropriate by our management. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities. The sale of additional securities will likely result in dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional funds due to a variety of factors, including our financial condition, the status of our research and development programs, the status of ongoing litigation and pending governmental investigations and the general condition of the financial markets. If we fail to raise additional funds, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

The amount of additional funds we will need depends on many factors, including:

•	the size of our future operating losses;

•	our success and our distributors’ success in selling our MassARRAY products and services;

•	Sequenom CMM’s success in selling its cystic fibrosis carrier screening and Rhesus D genotyping tests and the level of reimbursement it receives and its collections for those tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	our ability to introduce and sell new MassARRAY products and services, including the MassARRAY Analyzer 4, which we launched in April 2010;

•	the level of our selling, general and administrative expenses;

•

our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including genetic analysis technology, molecular diagnostics and noninvasive prenatal diagnostic technology;

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining worldwide regulatory approval of our products;

•	our success in validating our diagnostic tests and the levels of sensitivity and specificity achieved;

•	our success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in the research and development of MassARRAY products and services;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•

the amount of our legal expenses and settlement payments and any fines or damages arising out of the matters that were the subject of an investigation by a special committee of our board of directors in 2009, including such amounts associated with the ongoing investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, and the claims asserted by TrovaGene (formerly Xenomics), none of which are currently covered by insurance;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future investigation or litigation and the extent to which any of the foregoing is covered by insurance;

•

the dilution from any issuance of securities, whether in connection with future capital-raising or acquisition transactions, the settlement of litigation, including the pending issuance of shares in connection with the settlement of the consolidated securities class actions, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives;

•	regulatory changes by the FDA and other worldwide regulatory authorities; and

•	technological developments in our markets.

General market conditions, the market price of our common stock, uncertainty about the Trisomy 21 test and other screening and diagnostic tests, the uncertainty regarding the results of ongoing litigation matters and the investigations by the SEC, the U.S. Attorney and the FBI or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.

*Uncertainty regarding the Trisomy 21 test and other planned tests could materially adversely affect our business, financial condition and results of operations.

We announced in April 2009 that previously reported test data and results for the noninvasive prenatal test for Trisomy 21 then under development could not be relied upon. As a result, the launch of the test did not occur. While Sequenom CMM is continuing its research and development program for a noninvasive prenatal test for Trisomy 21, it is no longer trying to develop a test that analyzes RNA samples. Sequenom CMM is now focusing its research and development efforts on a noninvasive Trisomy 21 test that analyzes DNA samples utilizing massively parallel sequencing instead of our proprietary MassARRAY platform. We and Sequenom CMM have limited experience developing and no experience commercializing sequencing-based technology and would need to rely on collaborative partners and sequencing technology provided by others in order to commercialize a test utilizing sequencing. We have no control over the manufacture of the sequencers and consumables that Sequenom CMM expects to use for the Trisomy 21 test, including whether such sequencers will meet the FDA’s quality system requirements for design control for medical devices, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we will need for such a test.

The launch of any diagnostic test will require the completion of certain clinical development and commercialization activities, including the efforts of collaborative partners on which we rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any test or that we will be able to establish or maintain the collaborative relationships that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient samples and we may not be able to use prior collected samples or collect a sufficient number of appropriate samples in a timely manner in the future to complete clinical development for a Trisomy 21 test or any other planned molecular diagnostic test. Failure to possess or to collect a sufficient number of appropriate samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA approval as may be necessary, and launch, any of the planned tests. Our inability to use prior collected samples or any failure to complete our on-going clinical studies or commercialization of our Trisomy 21 test, as well as other planned screening and diagnostic tests could have material adverse effects on our business, operating results or financial condition.

*We and certain of our former and current executive officers and directors have been named as defendants in litigation that could result in substantial costs, divert management’s attention and otherwise result in dilution to our stockholders.

We and certain of our current and former executive officers were sued in 2009 for alleged violations of federal securities laws related to alleged false and misleading statements regarding the Trisomy 21 test previously under development. In May 2010, the U.S. District Court for the Southern District of California entered an order approving a stipulation of final settlement reached in the class action securities lawsuits related to alleged violations of federal securities laws consolidated under the caption In re Sequenom Inc. Securities Litigation. Under the terms of the final settlement, we will issue approximately 6.8 million shares of our common stock once the class claims process is completed, which will represent significant dilution to our stockholders. On September 24, 2010, we were served with a complaint in a lawsuit filed by our former chief financial officer. He has asserted various claims against us, our chief executive officer, our executive vice president and one of our directors arising out of his resignation in September 2009. There are other claims that have not been settled. Although we intend to continue to vigorously defend such claims, there is no guarantee that we will be successful and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with such other claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. We may be required to issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in connection with future settlements, which would result in additional dilution to our stockholders. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

*We are the subject of investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, each of which could further adversely affect our reputation, business prospects, operating results, or financial condition.

In June 2009, we received written notification that the staff of the SEC has initiated an investigation relating to our April 29, 2009 announcement regarding the Trisomy 21 test then under development. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcements relating to our offer to acquire EXACT Sciences, Inc. in January 2009. We intend to continue to cooperate fully with the SEC in its investigation. Following our announcement on September 28, 2009 regarding the completion of the independent investigation by the special committee of our board of directors, the Office of the U.S. Attorney for the Southern District of California and the FBI contacted us to inquire about our announcement. We intend to continue to cooperate fully with the U.S. Attorney and the FBI.

In June 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our Senior Vice President, Research and Development. The complaint alleges that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding the Trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court.

In June 2010, the U.S. Attorney filed a criminal information against Dr. Dragon. The criminal information charges Dr. Dragon with one count of conspiracy to commit securities fraud by conspiring to disseminate materially false and misleading statements regarding the Trisomy 21 test then under development. On the same day, Dr. Dragon pled guilty to the criminal information, and the magistrate judge assigned to this matter recommended that the district court judge accept Dr. Dragon’s guilty plea. The U.S. District Court has not yet sentenced Dr. Dragon.

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

*We have limited experience.

Sequenom CMM’s noninvasive prenatal and other molecular diagnostic tests are at an early stage of discovery and development or have just recently been launched. Additionally, we continue to develop new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY platform and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and no experience commercializing sequencing-based technology and would need to rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including a noninvasive prenatal test for Trisomy 21. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, FDA regulatory compliance and design control, and intellectual property infringement risks. Sequenom CMM has limited knowledge and experience regarding AMD and its associated genetics and genetic factors and as a result they may be unable to conduct and complete adequate research and development activities in order to develop a commercially viable assay for AMD. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we may not:

•	effectively execute on or focus our research and development efforts;

•	properly model new opportunities to ensure appropriate resource allocation;

•	create products that are appropriately developed to meet customer needs;

•	perform adequate and timely validation testing of such products and applications;

•	effectively assess and meet regulatory requirements;

•	ensure appropriate communication between different departments responsible for commercialization activities;

•	implement effective product launch or sales strategies;

•	effectively design and manufacture products that achieve commercial success; or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.

Sequenom CMM may face setbacks in the development and commercialization of noninvasive prenatal and other molecular diagnostic tests and technologies. As previously announced, Sequenom CMM is no longer relying on prior studies related to the Trisomy 21 test then under development. While Sequenom CMM is continuing its research and development program for a noninvasive prenatal test for Trisomy 21, it is no longer trying to develop a test that analyzes RNA samples. Sequenom CMM is now focusing its research and development efforts on a noninvasive Trisomy 21 test that analyzes DNA samples utilizing massively parallel sequencing instead of Sequenom’s proprietary MassARRAY platform.

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

Our business is substantially dependent on our ability to develop and launch our research use only tests. We have committed significant research and development resources to the development of research-use-only and diagnostic tests, particularly noninvasive prenatal tests, for use on our proprietary MassARRAY system and other third-party platforms.

There is no guarantee that Sequenom CMM will successfully generate significant revenues from any tests that Sequenom CMM has launched or plans to launch in the future. In September 2009, Sequenom CMM launched a carrier screening test for cystic fibrosis. In early 2010 Sequenom CMM launched noninvasive prenatal LDTs for Rhesus D. Sequenom CMM also plans to pursue the development and launch of a LDT for assessment of risk for developing age-related macular degeneration, as well as a noninvasive prenatal LDT for Trisomy 21 and additional tests in the future. However, there is no guarantee that Sequenom CMM will be able to successfully launch any of these or any other diagnostic tests on anticipated timelines or at all. We and Sequenom CMM have limited experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal research use only or diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop noninvasive prenatal research use only or diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including the following:

•	the outcome of the pending investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI and private litigation;

•

the effectiveness of the remedial measures recommended by the special committee following its independent investigation and our ability to implement additional controls and risk management measures as appropriate;

•	our ability to establish and maintain sufficient intellectual property rights in our products;

•	intellectual property rights held by others or others infringing our intellectual property rights;

•	the availability of adequate study samples for validation studies for any diagnostic tests we develop;

•	reliance on Sequenom CMM, which is subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests ordered by physicians;

•

Sequenom CMM’s ability to establish and maintain adequate infrastructure to support the commercial launch and testing service of its LDTs, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	the success of the validation studies for Sequenom CMM’s diagnostic tests under development and its ability to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing;

•	the sale and marketing of research use only or other tests, including noninvasive prenatal tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety and effectiveness or clinical utility of noninvasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of Sequenom CMM’s sales and marketing efforts and ability to drive adoption of its diagnostic testing services;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician adoption of any diagnostic tests we or Sequenom CMM develops;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to promote and protect our SEQureDx brand and technology and our other brands and technologies.

*Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability to raise additional capital and continue as a going concern;

•

our success and our distributors’ success in marketing and selling, and changes in the demand for, our products and services including our MassARRAY platform and iPLEX multiplex genotyping application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

•

Sequenom CMM’s success in providing its cystic fibrosis carrier screening and Rhesus D genotyping testing services and the level of reimbursement Sequenom CMM receives and its collections for those tests;

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

•	material developments in our customer and supplier relationships including our ability to successfully transition to new technologies;

•	Sequenom CMM’s ability to validate any potential noninvasive prenatal or other diagnostic related products;

•	our ability to obtain regulatory approval of any potential diagnostic product;

•

the level of our legal expenses and settlement payments and any fines or damages arising out of the matters that were the subject of an investigation by a special committee of our board of directors in 2009, including the ongoing investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, and the claims asserted by TrovaGene (formerly Xenomics), none of which are covered any longer by insurance; and

•

the level of our legal expenses and any fines, damages or settlement payments arising from the lawsuit filed by our former chief financial officer any future investigation or litigation and the extent to which any of the foregoing is covered by insurance.

Further, our revenues and operating results are difficult to predict because Sequenom CMM’s diagnostic tests have only recently been launched and we do not have sufficient history to forecast revenues reliably for those tests, and also because our revenues and operating results depend on the number, timing, and type of MassARRAY system placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors in some countries. The absence of or delay in generating revenues will have a significant adverse effect on our operating results from period to period and result in increased operating losses.

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

We expect that sales of MassARRAY systems and consumables will account for most of our total revenues throughout 2010 and perhaps thereafter, unless and until our noninvasive prenatal or Sequenom CMM’s laboratory developed tests begin to generate significant revenues. The following factors, among others, would reduce the demand for MassARRAY products and services:

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

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers, or with respect to the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California or the FBI, or the lawsuit filed by our former chief financial officer or other private litigation or developments or events in our prenatal diagnostic and other programs.

*Our revenues are subject to risks faced by our customers and potential customers.

We expect that our revenues throughout 2010 and perhaps thereafter, unless and until our noninvasive prenatal and Sequenom CMM’s laboratory developed tests begin to generate significant revenues, will be derived primarily from MassARRAY system products provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 49% and 48% of our total revenues for the three and nine months ended September 30, 2010, respectively, as compared to 59% and 57% of our total revenues for the three and nine months ended September 30, 2009, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

•

any negative publicity with respect to the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California or the FBI, the lawsuit filed by our former chief financial officer or other private litigation or developments or events in our prenatal diagnostic and other programs;

•	uncertainty about our ability to continue as a going concern and fund operations and supply products and services to customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP products; and

•	our ability to transition to new suppliers for components for the MassARRAY Analyzer 4 and to maintain such relationships.

*Our wholly-owned subsidiary, Sequenom CMM, has limited experience operating a CLIA-certified laboratory. Its ability to successfully develop and commercialize diagnostic tests will depend on its ability to successfully operate its CLIA-certified laboratory and obtain and maintain required regulatory licensures.

Sequenom CMM, our wholly-owned CLIA-certified laboratory located in Grand Rapids, Michigan, has validated and commercialized three LDTs. We acquired Sequenom CMM in 2008 and as a result have limited experience operating a CLIA-certified laboratory. For future tests, if we are unable to successfully transfer our diagnostic technology to Sequenom CMM for validation or if Sequenom CMM is unable to successfully develop and validate any LDTs or other tests that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM’s infrastructure, it is possible that it may not have adequate infrastructure in place to meet demand for its currently launched tests or for the commercial launch and sale of future diagnostic tests that it develops. In May 2010 we announced that we plan to establish an additional Sequenom CMM laboratory that complies with CLIA requirements in San Diego. Sequenom CMM’s ability to successfully develop and validate LDTs will depend on its ability to successfully operate and maintain required regulatory licensure. We cannot provide assurances that we or Sequenom CMM will have sufficient resources to successfully build or qualify an additional CLIA-certified laboratory.

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

*We may not successfully obtain regulatory approval of any noninvasive prenatal or other diagnostic product or other product which we or our licensing or collaborative partners develop.

Products that we or our collaborators develop in the molecular medicine, diagnostic, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the United States our products may require either a premarket approval, or PMA, application or a premarket 510(k) clearance from the FDA, prior to commercialization. The 510(k) clearance process usually takes from three to six months from submission, but can take significantly longer. The PMA process is much more costly, lengthy, uncertain, and generally takes from 9 to 18 months or longer from submission. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical testing and clinical studies. Non-clinical testing and clinical studies are long, expensive, and uncertain processes, and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Preliminary results of studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

The FDA currently regulates in vitro diagnostic devices (IVDs), as products that assess human specimens and are intended for use in the diagnosis of diseases or other conditions, under the authority of Section 321(h) of the Federal Food, Drug, and Cosmetic Act (FDC Act). However, historically the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used within a single laboratory. LDTs have included a broad range of test types, from routine blood tests to complex genomic assays that seek to predict disease risk or a patient’s response to treatment. The FDA has emphasized that its policy was to regulate LDTs in a way that would not inhibit the development of such tests or diminish the contribution they make to public health. Although LDTs to date have not been subject to FDA regulation, certification of the laboratory is required under the CLIA to ensure the quality and validity of the tests. In addition, state laboratory licensing and inspection requirements may also apply. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of laboratories, the FDA has been reviewing their approach to the oversight of LDTs, and the regulations may undergo change in the future.

In July 2010, the FDA held a two day public meeting to discuss the regulatory oversight of LDTs, which may result in new oversight in the future. We and Sequenom CMM may not be able to meet such new regulatory oversight requirements and Sequenom CMM may be forced to stop offering LDTs until any such new regulatory requirements have been met, which would have a material adverse effect on our business. We cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. If Sequenom CMM is unable to successfully launch any LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any testing service, its ability to generate revenue from the sale of such testing services may be delayed and it may never be able to generate significant revenues from sales of diagnostic products.

*The FDA has recently expressed specific concern regarding genetic tests, including our SEQureDx technology, and may require that such tests be offered only under 510(k) clearance or PMA and not as laboratory developed tests.

Recently, the FDA sent letters to a number of entities offering laboratory developed genetic tests direct to consumers, noting that they did not have 510(k) premarket clearance or PMA numbers on file for such tests. We received a letter from the FDA in July 2010, to which we responded in August 2010 and which we discussed in a meeting with the FDA in September 2010. In these communications, we have informed the FDA that the SEQureDx technology based tests developed and validated for use in and by Sequenom CMM as a testing service to physicians are not marketed or sold directly to the consumer. Samples are ordered by a physician, collected, sent to the laboratory for testing and results are reported to the physician. The FDA indicated that it had no further questions on the direct-to-consumer issue at this time. Although the FDA has exercised enforcement discretion in the past for LDTs, we cannot assure you that the FDA will abstain from such action in the future against us, which would have material adverse effects on our business.

*The results of non-clinical and clinical studies are not necessarily predictive of future results, and our current diagnostic products and product candidates may not have favorable results in later studies.

To date, safety and effectiveness data has not yet been demonstrated in clinical studies for any of our diagnostic products. Favorable results in early studies may not be repeated in later studies that would be required to obtain either PMA or 510(k) clearance from the FDA. Our diagnostic products may fail to demonstrate positive results in clinical studies despite having progressed through earlier-stage studies. Limited results from earlier-stage studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing non-clinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program. Non-clinical and clinical results or other study results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization.

*Because we exclusively licensed our noninvasive prenatal diagnostic and gender determination testing rights from Isis any dispute with Isis may adversely affect our and Sequenom CMM’s ability to develop and commercialize diagnostic tests based on these licensed rights.

In October 2005, we entered into an exclusive license to noninvasive prenatal diagnostic rights (United States Patent No. 6,258,540 and foreign equivalents) with Isis, which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for noninvasive prenatal gender determination testing for social and lifestyle purposes. In November 2009 we entered into a third amendment to modify certain time-based commercial launch milestones relating to aneuploidy and other products. We and Sequenom CMM are using and intend to continue to use the rights that we acquired under the license to develop and commercialize noninvasive prenatal nucleic acid based tests, including gender determination tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve the commercial launch milestones, as modified, in a timely manner, our and Sequenom CMM’s ability to exclusively commercialize these diagnostic tests may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these diagnostic tests.

*We, Sequenom CMM and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, diagnostic assays including noninvasive prenatal diagnostic products, or other products using our products, services, or discoveries.

Development of diagnostic or other products by us or Sequenom CMM, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

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

If a licensee discovers or develops diagnostic or other products or we or Sequenom CMM or a collaborator, discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator (hereafter referred to as “partner”) for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we are unable to successfully achieve milestones or our partners fail to develop successful products, we will not earn the revenues contemplated and we may also lose exclusive (as in the case of our license agreement with Isis, under which we in-license our fundamental noninvasive prenatal diagnostic technology) or non-exclusive license rights to intellectual property that are required to commercialize such products. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.

*Our ability to compete in the market may decline if we lose some of our intellectual property rights or are unable to obtain other intellectual property rights.

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies, including United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors in litigation or by proceedings such as interference, oppositions and reexaminations, as is the case with the appeal pending before the European Patent Office with respect to the European patent equivalent of United States Patent No. 6,258,540 (European Patent No. 994963). As a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable. With respect to the Trisomy 21 test under development, Sequenom CMM is currently focusing its research and development efforts on a test that analyzes DNA samples utilizing massively parallel sequencing instead of our proprietary MassARRAY platform. While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform and we are also the licensee of a patent application that contains claims regarding the use of massively parallel sequencing in prenatal diagnostics, we are also aware of other patent applications that contain the same claims and similar claims and are owned or controlled by a potential competitor. The issuance by the U.S. Patent and Trademark Office of a patent with respect to any of these applications could result in an interference proceeding, which would be expensive and there can be no assurance that we would prevail in such a proceeding.

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

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products and our MassARRAY system and mass spectrometer (including the MassARRAY Analyzer 4, our next-generation MassARRAY system), from which we derive a substantial portion of our revenues, or the Trisomy 21 test under development, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business and may harm our reputation.

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

We require our employees, consultants, advisors, and collaborators to execute confidentiality agreements and in certain cases, assignment or license agreements. We cannot guarantee that these agreements will provide us with adequate intellectual property ownership or protection against improper or unauthorized use or disclosure of confidential information or inventions. In some situations, these agreements may conflict with or be subject to the rights of others with whom our employees, consultants, advisors, or collaborators have prior employment or consulting relationships. In some situations, as is the case with our employees in Germany, these types of agreements or relationships are subject to foreign law, which provides us with less favorable rights or treatment than under United States law. Others may gain access to our inventions, trade secrets or independently develop substantially equivalent proprietary materials, products, information, and techniques.

*Our business and industry are subject to complex and costly regulation and if government regulations are interpreted or enforced in a manner adverse to us, we may be subject to enforcement actions, penalties, exclusion, and other material limitations on our operations.

We are subject to various federal, state and local laws targeting fraud and abuse in the health care industry, including anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

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

A number of potential applications of our MassARRAY technology and potential products, including research use only and diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization and scale-up of such products and applications. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our products or applications, such as gene expression analysis, epigenetic analysis or iPLEX multiplexing, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Achieving market acceptance will depend on many factors, including demonstrating to customers that our technology and products are cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological and other challenges and successfully introduce our newly developed products, applications, and services into the marketplace.

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

We rely on outside vendors to supply certain products and the components and materials used in our products. Many of these products, components and materials are obtained from a single supplier or a limited group of suppliers and some have lead-times of several months. The MassARRAY Analyzer 4 is comprised of numerous components each provided to us from a single source and some of which have lead times of several months. Regarding other elements of our MassARRAY system, we also have sole suppliers for our chips, our pins for our nanodispenser and our liquid handling device.

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

*If the validity of an informed consent from a subject was to be challenged, we could be forced to stop using some of our resources, which would hinder our gene discovery out licensing efforts and our diagnostic product development efforts.

We have attempted to ensure that all clinical data and genetic and other biological samples that we receive from our clinical collaborators have been collected from subjects who have provided appropriate informed consent for the data and samples provided for purposes which extend to include commercial diagnostic product development activities. We have attempted to ensure that data and samples that have been collected by our clinical collaborators are provided to us on a patient de-identified basis. We have also attempted to ensure that the subjects from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and, to a large extent, we rely upon our clinical collaborators for appropriate compliance with the subject’s informed consent provided and with local law and regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The subject’s informed consent obtained in any particular country could be challenged in the future, and those informed consent could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical or genetic resources, which would hinder our diagnostic product development efforts. We could become involved in legal challenges, which could consume a substantial proportion of our management and financial resources.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 and foreign equivalents) and other rights we have acquired for the use of fetal nucleic acids obtained from maternal urine for noninvasive prenatal diagnostics and to pursue development of a LDT for assessment of risk for developing age-related macular degeneration, to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, particularly with respect to the planned test for Trisomy 21, we risk losing our exclusive license rights from Isis and may also lose rights under our other licenses if we do not adequately pursue commercialization in the manner specified in those licenses. In the case of the Isis license, we have satisfied all milestone obligations under the license agreement regarding Sequenom CMM’s development of a Rhesus D genotyping LDT and a fetal sex determination LDT, and provided Sequenom CMM meets its anticipated launch and our PMA submission dates for a Trisomy 21 test, we will have satisfied all milestone obligations under the license agreement regarding that test and the license would no longer be convertible to a non-exclusive license. Disputes may also arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business. For example, as described elsewhere in this report, TrovaGene (formerly Xenomics) has asserted claims regarding our rights under the license agreement.

We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications including the Trisomy 21 test under development, or generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business.

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

Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products that may render our technologies or products obsolete or that have superior intellectual property rights. The delay in the development and launch of a Trisomy 21 test, as well as the announcement of investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, and the lawsuit filed by our former chief financial officer or other pending private litigation may adversely affect our competitive position and the market acceptance of any tests that we may commercialize and may affect our ability to maintain and recruit key personnel.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. Our announcements in 2009 of the delay in the launch of the Trisomy 21 test then under development and the results of the investigation by the special committee may have had a negative effect on employee morale and may have affected our ability to retain and recruit key personnel. When we seek to hire personnel to fill open positions, we may be unable to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. If we lose additional key employees, scientists, physician collaborators or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

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

In September 2009, Sequenom CMM commercially launched its carrier screening test for cystic fibrosis and in early 2010 it launched its noninvasive Rhesus D genotyping LDT, and it intends to continue launching additional molecular diagnostic tests in the future. Because these tests have only recently been launched, demand for and reimbursement by payors of these tests is uncertain. Because certain of the molecular diagnostic tests Sequenom CMM has launched or intends to launch may not be medically necessary or may otherwise not be subject to reimbursement by payors, it is difficult to know how much demand there will be for such tests by physicians. Sequenom CMM generally bills third-party payors for its test services and pursues case-by-case reimbursement where policies are not in place for a particular test it has very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom CMM may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition.

*We must be in compliance with security and privacy regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other state regulations, which may increase our operational costs.

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

•

the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, to obtain payments for services and health care operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;

•	the content of notices of privacy practices for PHI; and

•	administrative, technical and physical safeguards required of entities that use or receive PHI electronically.

In September 2009 Sequenom CMM commercially launched its carrier screening test for cystic fibrosis and in early 2010 it launched its noninvasive Rhesus D genotyping and Fetal xy sex determination LDTs. In August 2010, we announced that Sequenom CMM would no longer offer the Fetal xy sex determination test after September 15, 2010. Sequenom CMM intends to continue launching additional diagnostic test services in the future. As Sequenom CMM launches additional commercial diagnostic tests, they must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase their operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, Sequenom CMM also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

*We are subject to risks associated with our foreign operations.

We expect that a significant portion of our sales will continue to be made outside the United States. Approximately 51% and 55% of our sales were made outside of the United States during the three and nine months ended September 30, 2010, respectively, compared to 43% and 50% for the three and nine months ended September 30, 2009, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and Sequenom CMM and our partners and collaborators prepare to commercialize research use only or other molecular tests, including LDTs and diagnostics for prenatal and other applications. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $20.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

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

Sequenom, Inc.

Dated: November 4, 2010	By:	/s/ PAUL V. MAIER
Paul V. Maier
Chief Financial Officer