Form 10-K/A
period 2010-12-31
SEQUENOM INC
filed 2011-04-25
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sequenom, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 10, 2011 (the “Original Filing”). We are filing this Amendment solely to refile Exhibit 10.58—License Agreement, dated September 16, 2008, by and between the Registrant and The Chinese University of Hong Kong and to amend Item 15 of Part IV of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers.

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

(a)(3) Exhibits

The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit has been identified. A list of the exhibits filed with this Amendment is provided below.

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

Date: April 22, 2011

SEQUENOM, INC.

By:	/s/ HARRY F. HIXSON, JR., PH.D.
Harry F. Hixson, Jr., Ph.D. Chief Executive Officer

4