Form 10-Q
period 2011-03-31
SEQUENOM INC
filed 2011-05-05
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2011

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

The number of shares of the Registrant’s Common Stock outstanding as of April 29, 2011, was 99,057,011.

SEQUENOM, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,035	$116,647
Marketable securities	90,233	18,833
Restricted cash	76	1,404
Accounts receivable, net	6,827	6,911
Inventories	5,380	5,605
Other current assets and prepaid expenses	2,576	2,387

Total current assets	140,127	151,787
Equipment and leasehold improvements, net	11,108	11,038
Intangible assets, net	682	773
Goodwill	10,007	10,007
Other assets	676	674

Total assets	$162,600	$174,279

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,500	$5,958
Accrued expenses	7,752	9,947
Deferred revenue	3,121	2,624
Current portion of debt and obligations	906	938

Total current liabilities	17,279	19,467
Deferred revenue, less current portion	668	518
Other long-term liabilities	2,459	2,660
Long-term portion of debt and obligations	675	902
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 98,986,440 and 98,849,381 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	99	99
Additional paid-in capital	871,156	867,977
Accumulated other comprehensive income	1,065	786
Accumulated deficit	(730,801)	(718,130)

Total stockholders’ equity	141,519	150,732

Total liabilities and stockholders’ equity	$162,600	$174,279

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended March 31,
	2011	2010
	(Unaudited)
Revenues:
Consumables	$5,303	$5,143
MassARRAY systems and other product related	5,843	4,776
Contract research services	698	481
Diagnostic	1,666	204
Research and other	—	6

Total revenues	13,510	10,610

Cost of revenues:
Cost of consumables and products revenue	3,318	3,962
Cost of contract research services revenue	140	114
Cost of diagnostic revenue (excludes amortization of purchased intangible assets)	1,555	1,181

Total cost of revenues	5,013	5,257

Gross margin	8,497	5,353

Operating expenses:
Research and development	10,722	11,191
Selling and marketing	6,060	6,188
General and administrative	4,838	4,894

Total operating expenses	21,620	22,273

Loss from operations	(13,123)	(16,920)
Other income, net	404	5

Loss before income taxes	(12,719)	(16,915)
Income tax benefit (expense)	49	(33)

Net loss	$(12,670)	$(16,948)

Net loss per common share, basic and diluted	$(0.13)	$(0.27)

Weighted average shares outstanding, basic and diluted	98,929	62,085

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(12,670)	$(16,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,263	2,422
Restricted stock	339	595
Depreciation and amortization	1,410	1,361
Deferred rent	(200)	(167)
Other non-cash items	(51)	3
Changes in operating assets and liabilities:
Accounts receivable, net	207	(302)
Inventories	274	1,530
Prepaid expenses and other assets	(170)	(210)
Accounts payable and accrued expenses	(2,687)	(1,846)
Deferred revenue	547	276
Other liabilities	(15)	(139)

Net cash used in operating activities	(10,753)	(13,425)
Investing activities
Purchases of equipment and leasehold improvements	(1,368)	(223)
Purchases of marketable securities	(76,166)	(19)
Proceeds from sales of marketable securities	—	471
Maturities of marketable securities	4,880	15,000
Release of (increase in) restricted cash	1,330	(3)

Net cash (used in) provided by investing activities	(71,324)	15,226
Financing activities
Proceeds from exercise of stock options and ESPP purchases	575	570
Payments on debt	(229)	(342)
Payments on capital lease obligation	(30)	(28)

Net cash provided by financing activities	316	200

Net (decrease) increase in cash and cash equivalents	(81,761)	2,001
Effect of exchange rate changes on cash and cash equivalents	149	(83)
Cash and cash equivalents at beginning of period	116,647	26,919

Cash and cash equivalents at end of period	$35,035	$28,837

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Significant Accounts

Nature of the Business

We are a molecular diagnostic testing and genetics analysis company committed to providing products, services, applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive women’s health-related and prenatal diagnostics, ophthalmology, oncology, infectious diseases, and other medical conditions, disorders and diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Sequenom, Inc. and our wholly-owned subsidiaries located in the United States, Germany, the United Kingdom, Japan, India and Hong Kong. All significant intercompany accounts and transactions are eliminated in consolidation. These statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial information have been included. Interim results are not necessarily indicative of results for a full year or any other period(s). Certain reclassifications have been made to the prior period amounts in order to conform to the current presentation.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. Subsequent events were evaluated by management through the date of filing of this Form 10-Q.

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (SEC) on March 8, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We adopted the standard and effective as of January 1, 2011, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

We evaluate deliverables in an arrangement to determine whether each represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined by management at the arrangement inception on the basis of each unit’s relative selling price.

We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle.

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

Collaboration, Development and Licensing Agreements

We enter into license agreements and collaborative research and development arrangements with partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, milestone payments, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. We adopted the standard and, effective as of January 1, 2011, we can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved if the milestone meets all the criteria to be considered substantive. If the milestone is not substantive, the payment is generally recognized as revenue over the remaining service period. We do not expect to receive any milestone revenue from our current collaboration agreements.

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

The following table presents our fair value hierarchy for assets and liabilities, net of cash, measured at fair value on a recurring basis at March 31, 2011 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$24,750	$24,750	$—	$—
Debt securities in government sponsored entities	5,064	—	5,064	—
Corporate debt securities	12,885	—	12,885	—
Mutual funds	382	382	—	—
Certificates of deposit	6,991	—	6,991	—
U.S. treasury securities	64,911	64,911	—	—

Total	$114,983	$90,043	$24,940	$—

The following table sets forth our fair value hierarchy for assets and liabilities, net of cash, measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$107,126	$107,126	$—	$—
Restricted cash	1,404	1,404	—	—
Debt securities in government sponsored entities	5,060	—	5,060	—
Corporate debt securities	3,021	—	3,021	—
Mutual funds	382	382	—	—
Certificates of deposit	5,372	—	5,372	—
U.S. treasury securities	4,998	4,998	—	—

Total	$127,363	$113,910	$13,453	$—

Beginning in the first quarter of 2011, we began to classify debt securities and certificates of deposit in Level 2 of the fair value hierarchy instead of Level 1 in order to be consistent with industry practice. There were no transfers in or out of Level 2 and Level 3 investments during the three months ended March 31, 2011 or during the year ended December 31, 2010.

Marketable securities

The following is a summary of our marketable securities (in thousands):

		March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities in government sponsored entities	$5,062	$2	$—	$5,064
Corporate debt securities	12,883	4	(2)	12,885
Mutual funds	217	165	—	382
Certificates of deposit	6,996	—	(5)	6,991
U.S. treasury securities	64,899	15	(3)	64,911

Total available-for-sale securities	$90,057	$186	$(10)	$90,233

		December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities in government sponsored entities	$5,056	$4	$—	$5,060
Corporate debt securities	3,021	—	—	3,021
Mutual funds	237	145	—	382
Certificates of deposit	5,376	—	(4)	5,372
U.S. treasury securities	4,994	4	—	4,998

Total available-for-sale securities	$18,684	$153	$(4)	$18,833

As of March 31, 2011, we had 34 available-for-sale securities in a gross unrealized loss position, which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of our available-for-sale securities that were in an unrealized loss position as of March 31, 2011 and December 31, 2010 aggregated by investment category (in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$5,525	$(2)	$—	$—
Certificates of deposit	6,024	(5)	4,691	(4)
U.S. treasury securities	19,970	(3)	—	—

Total	$31,519	$(10)	$4,691	$(4)

Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the condensed consolidated statements of operations. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended March 31, 2011 and 2010. As of March 31, 2011, all of our available-for-sale securities are due within one year.

Goodwill and Purchased Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets, such as lab accreditations, patent rights and licenses, requires the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of March 31, 2011 and December 31, 2010, we had goodwill recorded of $10.0 million, respectively.

We annually evaluate our goodwill and purchased intangible assets at the reporting unit level during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment are present.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value (net realizable value). The components of inventories were as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$3,755	$3,738
Work in process	22	45
Finished goods	1,603	1,822

Total	$5,380	$5,605

Inventories are shown net of reserves of $1.9 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively.

Reserves for Obsolete and Slow-moving Inventory

We operate in an industry characterized by rapid improvements and changes to our technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount. We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles. If we incorrectly forecast demand for our products or inadequately manage the introduction of new product lines, we could materially impact our consolidated financial statements by having excess inventory on hand. Our future estimates are subjective and could be incorrect. During the three months ended March 31, 2011, slow-moving and obsolete inventory specific reserves of $0.3 million, net, were charged against cost of goods sold and the reserve was $1.3 million and $1.0 million at March 31, 2011 and December 31, 2010, respectively.

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

Equipment and leasehold improvements and related accumulated depreciation and amortization were as follows (in thousands):

	March 31, 2011	December 31, 2010
Laboratory equipment	$24,223	$23,562
Leasehold improvements	5,330	5,319
Office furniture and equipment	12,405	11,900

	41,958	40,781
Less accumulated depreciation and amortization	(30,850)	(29,743)

Equipment and leasehold improvements, net	$11,108	$11,038

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1.3 million and $1.3 million, respectively.

Warranty Cost and Reserves

We record a warranty provision related to the sales of our MassARRAY system based on our historical experience of returns and repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY system. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts. This expense is recorded as a component of cost of product revenue. Changes in our warranty liability during the three months ended March 31, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$152
Additions charged to cost of revenues	10
Repairs and replacements	—

Balance as of March 31, 2011	$162

Research and Development Costs

Research and development costs are expensed as incurred. These costs include personnel expenses, fees paid to collaborators, laboratory supplies, facilities, miscellaneous expenses, and allocation of corporate costs. These expenses are incurred during proprietary research and development activities, as well as providing services under collaborative research agreements.

Foreign Currency Translation and Transactions

The financial statements of our German, United Kingdom, India, and Japanese subsidiaries are measured using, respectively, the Euro (EUR), Great British pound (GBP), the Indian Rupee (INR), and the Japanese Yen (JPY), as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the three months ended March 31, 2011 and 2010.

Income Taxes

Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of March 31, 2011 and December 31, 2010, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold of being released. Changes in the valuation allowance are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.

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

We recognize the impact of a tax position in our financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of exercisable stock options of 4,016,092, warrants of 59,035 and restricted stock of 958,414 were not included in the computation of diluted net loss per share as their effect was anti-dilutive for all periods presented.

Stock-Based Compensation

Stock-based compensation cost for all stock-based payment awards, including employee stock options, restricted stock units, and rights to purchase shares under our Employee Stock Purchase Plan, or ESPP, is measured at the grant date based on the estimated fair value of the award using the Black-Scholes option pricing model. For stock options, restricted stock and restricted stock units, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

Our net loss for the three months ended March 31, 2011 and 2010, included the following compensation expense related to our stock-based compensation awards (in thousands):

	Three months ended March 31,
	2011	2010
Research and development	$1,026	$1,156
Selling and marketing	713	880
General and administrative	863	981

Total	$2,602	$3,017

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the accompanying condensed consolidated statements of cash flows.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.

The fair value of options granted to non-employees is estimated at the measurement date using the Black-Scholes option pricing model and remeasured at each reporting date to fair value, with changes recorded in the statement of operations in the current period. Total stock-based compensation for options granted to non-employees for the three months ended March 31, 2011 and 2010, was $16,000 and $80,000, respectively.

As of March 31, 2011, total compensation cost related to non-vested stock options not yet recognized was $21.6 million, which is expected to be recognized over the next 2.9 years. As of March 31, 2011, total compensation cost related to non-vested restricted stock not yet recognized was $6.1 million, which is expected to be recognized over the next 2.6 years.

Comprehensive Loss

Comprehensive loss and its components encompasses all changes in equity other than those with stockholders and includes net loss, unrealized gains and losses on our available for sale marketable securities and foreign currency translation gains and losses, and are disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(12,670)	$(16,948)
Unrealized gain on available-for-sale marketable securities	114	20
Foreign currency translation adjustments	236	(284)
Foreign income tax provision	(71)	—

Comprehensive loss	$(12,391)	$(17,212)

Recent Accounting Pronouncements

In 2010, the FASB issued an ASU related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The update was effective for us beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

In 2010, the FASB issued an ASU related to Fair Value Measurements and Disclosures that requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which was effective for us beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

In 2009, the FASB issued an ASU related to Revenue Recognition that amends the previous guidance on arrangements with multiple deliverables. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. The update was effective for us beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

New Accounting Standards Not Yet Adopted

There have been no new recent accounting pronouncements or changes in accounting pronouncements for the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We have adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2011.

(2) Acquisition

SensiGen, LLC

In February 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The acquisition of the SensiGen assets provided us with intellectual property related to certain molecular diagnostics for women’s health and cancer. The acquisition resulted in the recognition of goodwill at the time of purchase of approximately $7.0 million and is now part of our wholly-owned subsidiary, Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid SensiGen cash consideration of approximately $1.9 million, which included a loan advance of $340,000, and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million was contingently payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). During 2009, we satisfied one of the triggering events related to the Agreement with a cash payment of $130,000. The remaining contingent consideration was remeasured and the liability increased to $541,000 as of December 31, 2009. During 2010, we satisfied additional obligations with an aggregate cash payment of $520,000. As of December 31, 2010, we measured the remaining contingent consideration and increased the remaining accrual balance to $53,000. During the three months ended March 31, 2011 there were no material changes required in our contingent consideration. As of March 31, 2011, we have $53,000 recorded as our fair value estimate for the remaining contingent consideration associated with the SensiGen acquisition.

(3) Business Segment Information

Description of the types of products and services from which each reportable segment derives its revenues

We operate two primary business segments, Molecular Diagnostics and Genetic Analysis. Molecular Diagnostics researches, develops and commercializes noninvasive molecular diagnostic tests for women’s health-related and prenatal diagnostics, ophthalmology, and other medical conditions, disorders and diseases. Genetic Analysis designs, markets and provides maintenance services for our proprietary MassARRAY system, comprised of hardware, software applications, and consumable chips and reagents, which are marketed to premier clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies.

Revenue for Molecular Diagnostics is generated from customers located within the United States. Revenue for Genetic Analysis is generated from customers and/or distributors located in North America, Europe and Asia.

Measurement of segment profit or loss and segment assets

We evaluate performance and allocate resources based on total segment revenue, operating expenses and operating profit or loss exclusive of general and administrative expenses and other indirect overhead costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. No evaluation of segment performance or allocation of resources is done in consideration of segment assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are immaterial.

Unallocated expenses for research and development and sales and marketing expenses consist of stock-based compensation, indirect overhead expenses and allocated and absorbed costs. Unallocated operating loss consists of general and administrative expenses, stock-based compensation, indirect overhead expenses and unabsorbed costs.

Factors management used to identify our reportable segments

Our reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to senior management to make decisions as to the allocation of resources and to assess performance. The following table sets forth our revenues and operating loss from our Molecular Diagnostic and Genetic Analysis segments for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three months ended March 31,
	2011	2010
Revenues:
Molecular Diagnostics	$1,666	$204
Genetic Analysis	11,844	10,406

Total revenues	$13,510	$10,610

Operating loss:
Molecular Diagnostics	$(7,390)	$(8,958)
Genetic Analysis	3,906	2,107
Unallocated	(9,639)	(10,069)

Total operating loss	$(13,123)	$(16,920)

(4) Debt and Obligations

Debt

In connection with our acquisition of SensiGen in February 2009, we assumed two loans with an aggregate balance at the closing date of approximately $3.2 million. The first loan of approximately $0.3 million has a stated interest rate of 1% with all payments deferred until March 2013. Commencing March 2013, principal payments of approximately $3,000 are due monthly through March 2018, at which time a final balloon payment of approximately $161,000 is due. The second loan of approximately $2.9 million has a stated interest rate of 7% with monthly principal payments of approximately $68,000 through September 2012. As of March 31, 2011, we had an aggregate of $1.4 million outstanding on these loans. Both loans are collateralized by all of Sequenom CMM’s tangible and intangible property and rights in which a security interest or lien may be taken.

Capital Lease

In the second quarter of 2009, we entered into a 36 month capital lease arrangement for new phone equipment, which was capitalized with office furniture and equipment at an aggregate balance of approximately $366,000. As of March 31, 2011, we had an aggregate of $126,000 outstanding on this capital lease.

(5) Litigation

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation.

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

SEC Investigation

In June 2009, we received written notification that the Enforcement staff of the SEC has initiated an investigation following our April 2009 announcement regarding the trisomy 21 test then under development. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. On March 7, 2011, the staff of the SEC advised us that it is considering recommending that the SEC bring a civil injunctive action against us alleging that we violated Sections 10(b) and 13(a) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder. We have cooperated fully with the SEC in its investigation and will endeavor to negotiate an acceptable resolution with the staff, but any resolution that we may negotiate with the staff will be subject to the approval of the SEC. There can be no assurance that such resolution will not have a material adverse effect on our business, results of operation or financial condition.

In June 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our Senior Vice President, Research and Development. The complaint alleged that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding the trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court. Prior to sentencing, Dr. Dragon passed away in February 2011.

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

Former Employee Litigation

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

(6) Stockholders’ Equity

In December 2010, we issued 6,407,738 shares of our common stock at a fair value of $8.03 per share, which represented the remaining portion of the court approved share settlement to the plaintiffs’ class in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation.

In December 2010, we closed an underwritten public offering of our common stock totaling 16,100,000 shares of our common stock at $6.00 per share. The offering resulted in aggregate net proceeds of approximately $90.6 million after deducting underwriting commissions and transaction expenses.

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

(7) Subsequent Events

On May 3, 2011 we entered into an additional License Agreement (the License Agreement) and a sponsored research agreement with The Chinese University of Hong Kong (the University) pursuant to which the University granted us an exclusive, worldwide (excluding Hong Kong), royalty-bearing license to use, and to sublicense, certain intellectual property covered by patent applications owned by the University for prenatal diagnostics, prognostics, and analysis for research and commercial purposes. The License Agreement covers intellectual property rights relating to size-based genomic analysis. Pursuant to the License Agreement we agreed to pay the University $1,500,000 within 30 days and another $1,500,000 within one year. We are obligated to pay royalties on sales of products incorporating the licensed intellectual property and amounts we receive from any sublicensees. We are also obligated to pay additional amounts to the University upon the accomplishment of certain commercialization and development milestones. If we fail to achieve certain commercialization and development milestones within specified timeframes, the University may terminate the License Agreement. In accordance with the License Agreement, the University will prosecute, defend and maintain certain patent applications relating to the licensed intellectual property at our expense. The License Agreement will expire on the later of 20 years or the expiration of the last patent, if any patent is issued, relating to the licensed intellectual property, unless terminated earlier pursuant to the terms of the License Agreement. We may terminate the License Agreement at any time after one year on 30 days written notice to the University.

Pursuant to the License Agreement, on May 3, 2011 we issued to the Chinese University of Hong Kong Foundation Limited (an affiliate of the University) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock on May 3, 2011 as reported by The Nasdaq Global Market (the Warrant). The Warrant is immediately exercisable and has a term of seven years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update any such statements to reflect events or circumstances after the date hereof.

SEQUENOM®, SpectroCHIP®, iPLEX®, SensiGene® and MassARRAY® are registered trademarks and SEQureDx™, iSEQ™, RetnaGene™, and AttoSense™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.

Overview

We are a molecular diagnostic testing and genetics analysis company committed to providing products, services, applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive women’s health-related and prenatal diagnostics, ophthalmology, oncology, infectious diseases, and other medical conditions, disorders and diseases.

Operating Segments

We operate our business on the basis of two reportable segments, Molecular Diagnostics and Genetic Analysis. A further description of the operations of these segments is below. The following table sets forth revenues, and operating loss for our Molecular Diagnostic and Genetic Analysis segments for the three months ending March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Revenues:
Molecular Diagnostics	$1,666	$204
Genetic Analysis	11,844	10,406

Total revenues	$13,510	$10,610

Operating loss:
Molecular Diagnostics	$(7,390)	$(8,958)
Genetic Analysis	3,906	2,107
Unallocated	(9,639)	(10,069)

Total operating loss	$(13,123)	$(16,920)

We evaluate performance and allocate resources based on total segment revenue, operating expenses and operating profit or loss exclusive of general and administrative expenses and other indirect overhead costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. No evaluation of segment performance or allocation of resources is done in consideration of segment assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are immaterial.

Molecular Diagnostics and SEQureDx Technology

We are committed to researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, women’s health-related disorders and diseases, ophthalmology, oncology, infectious diseases, and other medical conditions, disorders and diseases. Currently, we are primarily focused on developing and commercializing prenatal diagnostic tests using our foundational, patent-protected, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology, which we in-license from Isis Innovation Limited, or Isis. This technology uses a standard maternal blood draw for a prenatal diagnosis or risk assessment in order to provide reliable information about the presence, amount or absence of fetal genetic material early in pregnancy. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on developing noninvasive in vitro diagnostic tests using our proprietary MassARRAY system and/or nucleic acid sequencing platforms currently provided by Illumina, Inc. We plan to conduct the development, validation, and other activities necessary to file submissions with the U.S. Food and Drug Administration, or FDA, seeking clearance or approval for commercialization of our in vitro diagnostic tests in the United States. To that end, in 2010 we made a pre-investigational device exemption, or pre-IDE, submission to the FDA for an in vitro diagnostic test for fetal chromosome 21 aneuploidy, such as trisomy 21, and have recently met with the FDA to discuss our proposed preclinical and clinical study design.

Sequenom Center for Molecular Medicine

Sequenom Center for Molecular Medicine, LLC, or Sequenom CMM, is our wholly-owned subsidiary, which operates a laboratory located in Grand Rapids, Michigan, that is accredited by the College of American Pathology, or CAP, and compliant with the certification requirements for high complexity testing under the Clinical Laboratory Improvement Amendments, or CLIA, of 1988, as amended. Sequenom CMM develops and validates laboratory developed tests, or LDTs, for use in and solely by Sequenom CMM as a testing service to physicians. Sequenom CMM utilizes our patented SEQureDx ccff technology in developing some of its LDTs. Sequenom CMM has validated and offers to physicians two LDTs, the SensiGene Rhesus D fetal genotyping test and a DNA-based cystic fibrosis adult carrier screening test. Patient samples are collected by physicians and submitted to Sequenom CMM for testing and the results are reported back to the ordering physician.

Sequenom CMM has established an additional laboratory in San Diego, California that complies with the California Department of Public Health Title 17 California Code of Regulations applicable regulations for clinical laboratories. A California clinical laboratory license was issued by the state and a federal CLIA certification was issued by the Centers for Medicare and Medicaid Services, or CMS, to the San Diego laboratory in late 2010. We have invested substantially in Sequenom CMM’s information technology infrastructure to enhance the capabilities of the laboratory to track samples and provide electronic ordering and reporting and are putting in place sample collection and transportation logistics that can be scaled as demand for Sequenom CMM’s molecular diagnostic testing services increases. Sequenom CMM continues to negotiate and enter into contracts with third-party payors to establish pricing for its LDTs and provide reimbursement recommendations.

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

In November 2010, Sequenom CMM presented the results from a pilot 96 patient study of a trisomy 21 test using MPSS at a meeting of the American Society of Human Genetics. Based on the results of this small study, Sequenom CMM started and completed a larger study that analyzed 480 patient samples collected from pregnant women at increased risk for fetal chromosome 21 aneuploidy. A manuscript describing the results from this larger laboratory verification study was published online on February 10, 2011, in the American Journal of Obstetrics & Gynecology, or AJOG. A hard copy publication is available in the March 2011 print edition of AJOG. There can be no assurance that Sequenom CMM will be able to repeat the study results in later studies.

Based on the results from these two studies, Sequenom CMM has undertaken the next major step in the SensiGene Trisomy 21 LDT development plan, a large pivotal clinical validation study. The study is sponsored by Sequenom, but is designed, implemented, analyzed and reported by researchers at Women & Infants Hospital / Alpert School of Medicine of Brown University in Rhode Island, and is an independent multi-center international collaboration. In this study, Sequenom CMM is testing patient samples that have been collected under an institutional review board-approved clinical study conducted under the auspices of the Women & Infants Hospital in Rhode Island. We anticipate that the total number of patient samples in the clinical validation study will be approximately 2,000, of which approximately 200 will be positive for trisomy 21 based on laboratory confirmation of the diagnosis performed on samples obtained from chorionic villus sampling, or genetic amniocentesis. The study design calls for approximately 100 positive samples in each of the first and second trimesters of pregnancy. Sequenom CMM is using essentially the same assay process in the clinical validation study that was used in the 480 sample study with the exception of employing the higher throughput Illumina HiSeq 2000, a second generation sequencer, introduced in 2010. Sequenom CMM scientists previously completed equivalency studies on the HiSeq

2000 sequencer in preparation for this large clinical validation study. Sequenom CMM anticipates that it will complete the clinical validation study by the end of the second quarter of 2011 and is planning to launch the SensiGene Trisomy 21 LDT by the end of 2011 or early 2012, after the publication of the clinical validation study results by our academic collaborators.

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

Genetic Analysis

Our proprietary MassARRAY system is comprised of hardware, software applications, and consumable chips and reagents. It is a high performance (in speed, accuracy, and cost efficiency) nucleic acid analysis research use only platform that quantitatively and precisely measures genetic target material and variations. Our system is widely accepted as a leading high-performance DNA analysis system for genotyping, somatic mutation analysis and fine mapping markets and continues to gain traction for applications, such as agricultural genomics and clinical research. Our research customers include premier clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies, academic institutions, and various government agencies worldwide. To provide customer support for our expanding user base, and in an effort to maximize market penetration, we have established direct sales and support personnel serving North America, Europe and Asia, in addition to distribution partners in several major countries throughout the world.

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications, including single nucleotide polymorphism, or SNP, genotyping, detection of mutations, analysis of copy number variants, and other structural genome variations. In addition, the system provides quantitative gene expression analysis, quantitative DNA methylation analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary research use application software that operates on the MassARRAY system and through the purchase of consumable chips and reagent sets. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping and somatic mutation analysis solution enabled through our research use only iPLEX multiplexing assay, which permits multiplexed SNP and somatic mutation analysis. In April 2010 we launched our next-generation research use only mass spectrometry system, the MassARRAY Analyzer 4. This new high performance nucleic acid analysis system has been designed to meet customer demand for a bench top instrument with greater flexibility across multiple applications, improved reliability and faster performance and is designed to empower the basic and translational research community to advance findings from discovery genetic and biomarker studies toward biomarker validation and clinical utility in diagnosis, prognosis and monitoring of diseases.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	revenue recognition;

•	goodwill and impairment evaluations of long-lived assets;

•	allowance for doubtful accounts;

•	reserves for obsolete and slow-moving inventory;

•	income taxes; and

•	stock-based compensation.

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

During the first three months of 2011, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

Revenues are derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, and sales and licensing of our proprietary software. Diagnostic revenues are from the sale of our cystic fibrosis carrier screening LDT, as well as our Rhesus D genotyping LDT.

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
	(in thousands)
Consumables	$5,303	$5,143	$160	3%
MassARRAY system and other product related	5,843	4,776	1,067	22%
Contract research services	698	481	217	45%
Diagnostic	1,666	204	1,462	717%
Research and other	—	6	(6)	(100%)

Total revenues	$13,510	$10,610	$2,900	27%

The increase in our consumables revenue is attributable to our larger installed base of MassARRAY systems against the comparative period, as well as increased consumables orders from our customers in the biomedical research and agricultural biology markets against the comparative period.

The increase in our MassARRAY system and other product revenue was primarily due to an increase in MassARRAY system sales to $4.6 million for the three months ended March 31, 2011 from $3.5 million for the same period in 2010. The increase in system sales revenue was related to the mix of MassARRAY system configurations sold during the current period as compared to the same period in 2010, which resulted in a higher average selling price. Revenue from other product sales, which primarily represents MassARRAY system maintenance contract revenue, was $1.2 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

The increase of our contract research services revenue is attributable to increased volume of studies in the Asia Pacific region. Revenues from contract research services have been dependent on particular contract terms of the work undertaken, as well as the particular market in which the services are being performed, the size of the projects and the pricing terms.

Diagnostic revenue is recognized upon cash collection as payments are received. The increase in our diagnostic revenue is attributable to an increase in the number of tests performed in the three months ended March 31, 2011 compared to the same period in 2010. Diagnostic revenue going forward is uncertain and difficult to predict due to the lack of historical sales trends associated with our recent commercial launches of these tests.

Research and other revenues, which consist of license and research grant payments, depends upon the timing of our expenditures on grant research and our receipt of grant funding from sponsoring agencies. We expect license and grant revenue to be minimal going forward.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of our cystic fibrosis carrier screening assay, Rhesus D genotyping assay, and future assays.

Cost of Consumables and Products, Services and Diagnostic Revenues and Gross Margins

Gross margin consists of our revenues less cost of revenues. Cost of revenues consists of employee-related costs (salaries, bonus, fringe benefits, and stock-based compensation) of our laboratory and manufacturing personnel, and other support personnel, as well as outside laboratory costs, laboratory and manufacturing supplies, logistic costs, depreciation, and administrative-related costs allocated to cost of revenues.

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Gross margin (in thousands)	$8,497	$5,353	$3,144	59%
Gross margin (% of revenues)	63%	50%

Cost of consumables and products related revenues for the three months ended March 31, 2011 and 2010 were $3.3 million and $4.0 million, respectively. Gross margins on consumables and products related sales for the three months ended March 31, 2011 were 70%, compared to 60% for the same period in 2010. Gross margins increased primarily due to exclusively selling the MassARRAY 4 systems during the first quarter of 2011, which have a higher margin than the systems sold in the same period in 2010, plus higher consumable sales to the comparable period in 2010, which historically sell at higher average gross margins.

Cost of contract research service revenues for the three months ended March 31, 2011 were $0.1 million, or flat as compared to the same period in 2010. Gross margins were 80% during the quarter ended March 31, 2011, as compared to 76% for the quarter ended March 31, 2010. The improved margins in 2011 are attributable to our focus on higher margin studies. Gross margins on contract research service revenues are dependent on the particular contract terms of the work undertaken in each quarter.

Costs of diagnostic revenues are recognized at the completion of testing and were $1.6 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins were 7% for the three months ended March 31, 2011 and negative for the three months ended March 31, 2010, as we continued to build test volumes to cover costs associated with running our diagnostic tests, as well as other capacity related expenses. Gross margin on diagnostic tests were affected by test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and favorable laboratory operational costs.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies. Our gross margin will also be affected by the adoption rates of the diagnostic LDTs we commercialize and the payor and other contracts we may enter into for laboratory developed or diagnostic tests.

Research and development expenses

Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to work performed under research contracts.

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$10,722	$11,191	$(469)	(4%)
Research and development (% of revenues)	79%	105%

The decrease in research and development expenses for the three months ended March 31, 2011, as compared to the same period in 2010 primarily related to lower clinical trial costs of $1.5 million associated with our trisomy and Rhesus D programs and the discontinued gender program, lower milestone payments of $0.4 million related to our licensing agreement with Optherion, and lower restricted stock compensation expense of $0.1 million; offset by lower absorbed costs of $0.4 million due to decreased logistics costs in the current period, higher consulting costs of $0.5 million related to an ongoing validation study, higher lab costs of $0.3 million due to an increase in sequencing activities, and higher labor costs of $0.3 million related to an increase in headcount and normal salary and wage increases.

We expect our research and development expenses to increase in 2011 compared to 2010, as we continue to expand our investment in the development of noninvasive prenatal nucleic acid based tests, including a potential trisomy 21 LDT, and other noninvasive tests, and as we continue to invest in new products and applications for our MassARRAY system platform.

Selling and marketing expenses

Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Selling and marketing (in thousands)	$6,060	$6,188	$(128)	(2%)
Selling and marketing (% of revenues)	45%	58%

The decrease in selling and marketing expenses for the three months ended March 31, 2011 compared to the same period in 2010 primarily was related to a decrease of $0.2 million associated with the reduction in consulting expenses within genetic analysis marketing programs and lower restricted stock compensation expense of $0.2 million; offset by higher sales bonuses of $0.1 million, an increase in travel expenses of $0.1 million and an increase of $0.2 million in miscellaneous operating expenses.

We expect our sales and marketing expenses to increase in 2011 compared to 2010, as we expand our sales force and increase our marketing and commercial development teams in anticipation of commercialization of our AMD and trisomy 21 LDTs.

General and administrative expenses

General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$4,838	$4,894	$(56)	(1%)
General and administrative (% of revenues)	36%	46%

The decrease in general and administrative expenses for the three months ended March 31, 2011 from the same period in 2010 was primarily due to a $0.3 million decrease in legal fees, lower restricted stock compensation expense of $0.1 million, and a $0.1 million decrease associated with lower insurance and other miscellaneous expenses. These decreases were partially offset by an increase of $0.3 million in labor costs due to an increase in headcount and $0.1 million in other expenses.

We expect general and administrative costs to decrease in 2011 compared to 2010, due to expected lower legal costs related to our ongoing investigations and litigation, offset by expansion in our infrastructure to support our anticipated growth.

Other income, net

Other income, net, was approximately $404,000 and $5,000 for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to $0.3 million related to the U.S. Government’s Therapeutic Discovery Project Program, favorable realized foreign currency translations and miscellaneous other income items.

Liquidity and Capital Resources

As of March 31, 2011, cash, cash equivalents and current marketable securities totaled $125.3 million, compared to $135.5 million at December 31, 2010. Our cash equivalents and current marketable securities are held in certificates of deposit, mutual funds, corporate debt securities, and U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA. Additional discussion with respect to the risks and uncertainties associated with our auction rate securities is included in the “Risk Factors” in Part II, Item 1A of this report, in “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in the notes to our condensed consolidated financial statements included elsewhere in this report.

We have a history of recurring losses from operations and have an accumulated deficit of $730.8 million as of March 31, 2011. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of March 31, 2011, we had working capital of $122.8 million. Other commitments and contingencies that may result in contractual obligations to pay are described in the notes to our condensed consolidated financial statements included elsewhere in this report.

Based on our current plans, we believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements into early 2013.

Cash Flows

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the three months ended March 31, 2011, was $10.8 million, as compared to $13.4 million for the same period in 2010. The use of cash was primarily a result of the net loss of $12.7 million for the three months ended March 31, 2011, adjusted for non-cash items of depreciation and amortization of $1.4 million, stock-based compensation, including restricted stock, of $2.6 million, offset by a non-cash change in deferred rent of $0.2 million. The changes in our operating assets and liabilities primarily consisted of higher prepaid expenses and other assets, as well as lower accounts payable and accrued expense balances and other liabilities, which resulted in cash usages of $0.2 million and $2.7 million, respectively. The changes in operating assets and liabilities were offset by lower accounts receivable and lower inventory balances representing our efforts to maximize working capital and an increase in our deferred revenue balance primarily associated with an increase in the sale of maintenance contracts as compared to the three months ended March 31, 2010, which resulted in cash provisions of $0.2 million, $0.3 million, and $0.5 million, respectively. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $71.3 million for the three months ended March 31, 2011, compared to cash provided of $15.2 million for the same period in 2010. For the three months ended March 31, 2011, the net change in our marketable securities used cash of $71.3 million, plus cash usages for the purchases of capital equipment of $1.4 million, offset by cash provided by the release of restricted cash of $1.3 million. This is compared to cash used in investing activities in the comparative period in 2010, which consisted of a net change in our marketable securities that provided cash of $15.5 million, offset by cash usages for the purchases of capital equipment that used $0.2 million.

Net cash provided by financing activities was $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Financing activities during the three months ended March 31, 2011, included the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.6 million, offset by cash used for repayments on our debt and capital lease obligation of $0.3 million. This activity is compared to cash provided from the exercise of stock options and employee stock purchase plan purchases of $0.6 million and repayments on our debt and capital lease obligation of $0.4 million for the three months ended March 31, 2010.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of March 31, 2011 and December 31, 2010, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

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

Functional currency of operations	As of March 31, 2011 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$1.1	$0.8

A movement of 10% in the USD to AUD exchange rate would create an unrealized gain or loss of approximately $105,000. A movement of 10% in the USD dollar to EUR exchange rate would create an unrealized gain or loss of approximately $79,000.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three month period ended March 31, 2011. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the rules and forms of the Securities and Exchange Commission’s, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that even our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Further, management determined that as of March 31, 2011, there were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation.

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

SEC Investigation

In June 2009, we received written notification that the Enforcement staff of the Securities and Exchange Commission (SEC) has initiated an investigation following our April 2009 announcement regarding the trisomy 21 test then under development. As part of this investigation, the SEC staff has also required us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. On March 7, 2011, the staff of the SEC advised us that it is considering recommending that the SEC bring a civil injunctive action against us alleging that we violated Sections 10(b) and 13(a) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder. We have cooperated fully with the SEC in its investigation and will endeavor to negotiate an acceptable resolution with the staff, but any resolution that we may negotiate with the staff will be subject to the approval of the SEC. There can be no assurance that such resolution will not have a material adverse effect on our business, results of operation or financial condition.

In June 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our Senior Vice President, Research and Development. The complaint alleged that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding the trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court. Prior to sentencing, Dr. Dragon passed away in February 2011.

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

Former Employee Litigation

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

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2010. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

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

Our cash, cash equivalents and current marketable securities were $125.3 million as of March 31, 2011. Based on our current plans, we believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements into early 2013. Our announced plans for research and development activities to expand our diagnostic test menu can only be implemented if we are successful in raising significant funds. In addition, there can be no assurances that our research and development activities will be successful. We need to collect a large number of patient samples in a timely manner in order to execute our molecular diagnostic research and development activities. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

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

•

Sequenom CMM’s success in generating revenues from its testing services for cystic fibrosis carrier screening and fetal Rhesus D genotyping and the level of reimbursement it receives and its collections for those tests and future tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	the level of our selling, general and administrative expenses;

•

our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including genetic analysis technology, molecular diagnostics and noninvasive prenatal diagnostic technology and the acquisition and/or licensing of third party intellectual property rights;

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

•

the amount of our legal expenses and any fines or damages arising out of the matters that were the subject of an investigation by a special committee of our board of directors in 2009, including such amounts associated with the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, none of which are currently covered by insurance;

•	the level of our legal expenses and any damages or settlement payments arising from the lawsuit filed by our former chief financial officer to the extent our insurance coverage is insufficient;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future investigation or litigation and the extent to which any of the foregoing is not covered by insurance;

•	the dilution from any issuance of securities, whether in connection with future capital-raising or acquisition transactions, the settlement of litigation, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives;

•	regulatory changes by the FDA and other worldwide regulatory authorities; or

•	technological developments in our markets.

General market conditions, the market price of our common stock, uncertainty about the successful development and validation of the trisomy 21 test and other laboratory developed tests (LDTs) and diagnostic tests, the uncertainty regarding the results of ongoing litigation matters and the investigations by the SEC, the U.S. Attorney and the FBI or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.

*Uncertainty regarding the SensiGene Trisomy 21 Test and other planned tests could materially adversely affect our business, financial condition and results of operations.

Sequenom CMM is focusing its research and development efforts on a noninvasive trisomy 21 test that analyzes DNA samples utilizing massively parallel shotgun sequencing, or MPSS, instead of our proprietary MassARRAY system. We and Sequenom CMM have limited experience developing and no experience commercializing sequencing-based technology and need to rely on collaborative partners and sequencing technology provided by others in order to commercialize a test utilizing sequencing. We have no control over the manufacture of the sequencers and consumables that Sequenom CMM expects to use for the SensiGene Trisomy 21 Test, including whether such sequencers will meet our quality system requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we will need for such a test.

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

On March 7, 2011, the staff of the SEC advised us that it is considering recommending that the SEC bring a civil injunctive action against us alleging that we violated Sections 10(b) and 13(a) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder. We have cooperated fully with the SEC in its investigation and will endeavor to negotiate an acceptable resolution with the staff, but any resolution that we may negotiate with the staff will be subject to the approval of the SEC. There can be no assurance that such resolution will not have a material adverse effect on our business, results of operation or financial condition.

The investigations by the SEC, the U.S. Attorney and the FBI have had an adverse impact on our reputation, and if they continue for a prolonged period of time, they may have a further adverse impact on our reputation, business prospects, operating results or financial condition. There can be no assurance that we will be able to negotiate an acceptable resolution with the staff of the SEC or that the SEC will approve any resolution that we negotiate with the staff or that any resolution of this matter will not have a material adverse effect on our reputation, business prospects, operating results or financial condition. In the event that the investigations by the SEC, the U.S. Attorney or the FBI lead to action against us or additional action against any current or former officer or director, our reputation, business prospects, operating results or financial condition may be adversely impacted. We have indemnification obligations to our current and former officers and directors, which require that we advance the expenses they incur, including the fees and costs of their attorneys’ in connection with these matters. These matters are likely to result in the continued incurrence of significant legal expenses, which have exceeded our available insurance policy limits. These matters may result in the diversion of management’s attention from our business and may have a negative effect on employee morale.

We and certain of our current executive officers and directors have been named as defendants in litigation that could result in substantial costs, divert management’s attention and otherwise result in dilution to our stockholders.

In September 2010, we were served with a complaint in a lawsuit filed by our former chief financial officer. He has asserted various claims against us, our chief executive officer, our executive vice president and one of our directors arising out of his resignation in September 2009. Although we intend to continue to vigorously defend such claims, there is no guarantee that we will be successful and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with such other claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. We may be required to issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in connection with future settlements, which would result in additional dilution to our stockholders. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

*We have limited experience.

Sequenom CMM’s noninvasive prenatal and other molecular diagnostic laboratory developed tests are in development or have just recently been launched. Additionally, we continue to develop new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY system and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and no experience commercializing sequencing-based technology and rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including our noninvasive prenatal test for trisomy 21. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. Sequenom CMM has limited knowledge and experience regarding age-related macular degeneration, or AMD, and its associated genetics and genetic factors and as a result, may be unable to conduct and complete adequate research and development activities in order to develop a commercially viable LDT for AMD. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we may not:

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

Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM laboratory developed tests. Sequenom CMM has committed significant research and development resources for the development and validation of laboratory developed tests and Sequenom has likewise invested significant research and development resources. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services that Sequenom CMM has launched or plans to launch in the future. In September 2009, Sequenom CMM launched a testing service for cystic fibrosis carrier screening. In early 2010, Sequenom CMM launched a testing service for noninvasive prenatal Rhesus D. Sequenom CMM is pursuing the development and launch of a testing service for assessment of risk for progressing from early to late AMD, as well as a testing service for noninvasive prenatal risk assessment for trisomy 21 and additional testing services in the future. However, there is no guarantee that Sequenom CMM will be able to successfully launch any of these or any other diagnostic testing services on anticipated timelines or at all. We have limited experience in licensing, manufacturing, selling, marketing or distributing our SEQureDx technology, or diagnostic or other tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests or Sequenom CMM’s laboratory developed testing services. Even if we are able to develop noninvasive prenatal diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests or testing services, including the following:

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

•

intellectual property rights held by others, including United States Patent No. 7,888,017 titled “Non-invasive Fetal Genetic Screening by Digital Analysis” assigned to Stanford University, and parties infringing our intellectual property rights;

•	the availability of adequate study samples for validation studies for any diagnostic tests we develop;

•

reliance on Sequenom CMM, which is subject to routine governmental oversight and inspections for continued operation pursuant to Clinical Laboratory Improvement Amendments, or CLIA, to process tests ordered by physicians;

•

Sequenom CMM’s ability to establish and maintain adequate infrastructure to support the commercial launch of its testing services of its LDTs, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	the level of success of the validation studies for Sequenom CMM’s LDTs under development and its ability to continue to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing on human specimens;

•	the sale and marketing of research use only or other tests, including noninvasive prenatal tests;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of noninvasive prenatal or other tests;

•

changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of Sequenom CMM’s sales and marketing efforts and ability to drive adoption of its diagnostic testing services;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician adoption of any diagnostic tests we or Sequenom CMM develops;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; or

•	our ability to promote and protect our SEQureDx patented technology and our other technologies.

Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability to raise additional capital;

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

•

the cost, quality and availability of the MassARRAY Analyzer 4, consumable chips, also known as SpectroCHIP arrays, oligonucleotides, DNA samples, tissue samples, reagents and related components and technologies;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies;

•	Sequenom CMM’s ability to validate any potential noninvasive prenatal or other LDTs;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic product;

•

the level of our legal expenses and any fines or damages arising out of the matters that were the subject of an investigation by a special committee of our board of directors in 2009, including the investigations by the SEC, and the Office of the U.S. Attorney for the Southern District of California and the FBI, none of which are covered any longer by insurance; or

•

the level of our legal expenses and any fines, damages or settlement payments arising from the lawsuit filed by our former chief financial officer or any future investigation or litigation and the extent to which any of the foregoing is not covered by insurance.

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

We expect that sales of MassARRAY systems and consumables will account for most of our total revenues throughout 2011 and perhaps thereafter, unless and until our noninvasive prenatal or Sequenom CMM’s testing services begin to generate significant revenues. The following factors, among others, would reduce the demand for MassARRAY systems and services:

•	our success in manufacturing, marketing and selling the MassARRAY Analyzer 4;

•	our ability to maintain necessary quality standards and specifications for the MassARRAY Analyzer 4;

•	unstable, weak, or deteriorating economic conditions and fiscal policies or changes in fiscal policies that negatively impact customer buying decisions;

•	uncertainty about our ability to supply products and services to customers;

•	competition from other products and service providers or failure of our products or applications or services; or

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

We expect that our revenues throughout 2011 and perhaps thereafter, unless and until our noninvasive prenatal and Sequenom CMM’s testing services begin to generate significant revenues, will be derived primarily from MassARRAY systems provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 39% of our total revenues for the quarter ended March 31, 2011, compared to 48% of our total revenues for the quarter ended March 31, 2010. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

•	uncertainty about our ability to fund operations and supply products and services to customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP arrays; or

•	our ability to maintain suppliers for components for the MassARRAY Analyzer 4.

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

CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency such as the College of American Pathologists, among others. Sequenom CMM is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, each requires that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain and maintain a license from these states, we will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

We may not successfully obtain regulatory approval of any noninvasive prenatal or other product which we or our licensing or collaborative partners develop.

Products that we or our collaborators develop in the molecular diagnostic, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the United States our products may require either a premarket approval application, or PMA, or a premarket notification, or 510(k), from the FDA, prior to marketing. The 510(k) notification process usually takes from three to six months from submission to clearance, but can take significantly longer. The premarket approval process is much more costly, lengthy, uncertain, and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical testing and clinical studies. Preclinical and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.

The FDA currently regulates in vitro diagnostic devices as products that assess human specimens and are intended for use in the diagnosis of diseases or other conditions, under the authority of Section 321(h) of the Federal Food, Drug, and Cosmetic Act. Historically the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used within a single laboratory. LDTs have included a broad range of test types, from routine blood tests to complex genomic assays that seek to predict disease risk or a patient’s response to treatment. The FDA has emphasized that its policy was to regulate LDTs in a way that would not inhibit the development of such tests or diminish the contribution they make to public health. Although LDTs to date have not been subject to FDA regulation, certification of the laboratory is required under CLIA to ensure the accuracy and reliability of all laboratory testing through a quality assurance program, which includes standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management and quality control procedures. In addition, state laboratory licensing and inspection requirements may also apply. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of laboratories, the FDA has been reviewing their approach to the oversight of LDTs, and the regulations may undergo change in the future.

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

We intend to publish results of certain of our studies, including studies of Sequenom CMM’s SensiGene Trisomy 21 LDT currently under development, and there can be no assurance that such results will be viewed favorably by clinicians, patients or investors when published. For example, a manuscript describing the results from our laboratory verification study was published online on February 10, 2011, in the American Journal of Obstetrics & Gynecology, or AJOG. A hard copy publication is available in the March 2011 print edition of AJOG. In addition, Sequenom CMM’s scientific collaborators and other third parties may also publish results relating to their own studies. There can be no assurance that the results of their studies when published will be viewed favorably. If such results are not viewed favorably after publication, it could have a negative impact on the perception of our technology and prospects. Additionally, there can be no assurance that the results of others’ studies are indicative of our own future study results or of our ability to develop and commercialize noninvasive molecular diagnostic tests.

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

Because we exclusively licensed our noninvasive prenatal diagnostic testing rights from Isis any dispute with Isis may adversely affect our and Sequenom CMM’s ability to develop and commercialize diagnostic tests based on these licensed rights.

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

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the U.S. Department of Health & Human Services Office of Inspector General, or OIG, to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure health care providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Government officials have focused their enforcement efforts on marketing of health care services and products, among other activities, and have brought cases against numerous companies and certain sales and marketing personnel for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

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

Due to the manner in which many customers in target markets for our MassARRAY systems allocate and spend their budgeted funds for acquisition of our products, a large percentage of our sales are booked at the end of each quarterly accounting period. Because of this timing of our sales, we may not be able to reliably predict order volumes and our quarterly revenues. A sales delay of only a few days may significantly impact our quarter-to-quarter comparisons. If our quarterly or year-end revenues fall below the expectations of securities analysts and investors, our stock price may decline. Similarly, if we are unable to ship our customer orders on time, or if extended payment terms are required, there could be a material adverse effect on revenues for a given quarter.

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

The sales cycles for our MassARRAY systems are lengthy, and we may expend substantial funds and management effort with no assurance of successfully selling our products or services.

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

We partially assemble the MassARRAY system and partially manufacture our consumable chips and MassARRAY kits. The MassARRAY Analyzer 4 requires more outsourcing of component manufacturing and more internal assembly. To date, we have only produced our current products in moderate quantities. We may not be able to maintain acceptable quality standards as we ramp up production of the MassARRAY Analyzer 4. To achieve anticipated customer demand levels, we will need to transition and scale-up our production capability and maintain adequate levels of inventory while manufacturing our products at a reasonable cost. We may not be able to produce sufficient quantities to meet market demand or manufacture our product at a reasonable cost. If we cannot achieve the required level and quality of production, we may need to abandon or reduce our internal efforts and fully outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We might not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which would adversely affect our business. Also, from time to time we have experienced quality issues on some of our chips. We may not be able to maintain acceptable quality standards for production of our chips, which could harm our business and result in lower revenue.

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

*If the validity of an informed consent from a subject was to be challenged, we could be forced to stop using some of our resources, which would hinder our diagnostic product development efforts.

We have measures in place to ensure that all clinical data and genetic and other biological samples that we receive from our clinical collaborators have been collected from subjects who have provided appropriate informed consent for the data and samples provided for purposes which extend to include commercial diagnostic product development activities. We have measures in place to ensure that data and samples that have been collected by our clinical collaborators are provided to us on a subject de-identified basis. We also have measures in place to ensure that the subjects from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and, to a large extent, we rely upon our clinical collaborators for appropriate compliance with the subject’s informed consent provided and with local law and international regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The subject’s informed consent obtained in any particular country could be challenged in the future, and those informed consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical samples, which would hinder our diagnostic product development efforts. We could become involved in legal challenges, which could consume our management and financial resources.

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

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 59% of our genetic analysis segment sales were made outside of the United States during the quarter ended March 31, 2011, compared to 58% for the quarter ended March 31, 2010. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

•	the status of litigation against us and certain of our former executive officers and directors;

•	the dilution from the issuance of securities in connection with the settlement of litigation;

•	our ability to successfully implement the remedial measures recommended by the special committee following our independent investigation and the effectiveness of those measures;

•	the status, duration, scope and outcome of the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI; or

•	securities analysts’ earnings projections or securities analysts’ recommendations; or general market conditions, including the recent crisis in global financial markets.

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

Item 5.	Other Information

On May 3, 2011 we entered into a License Agreement (the License Agreement) with The Chinese University of Hong Kong (the University) pursuant to which the University granted us an exclusive, worldwide (excluding Hong Kong), royalty-bearing license to use, and to sublicense, certain intellectual property covered by patent applications owned by the University for prenatal diagnostics, prognostics, and analysis for research and commercial purposes. The License Agreement covers intellectual property rights relating to size-based genomic analysis. Pursuant to the License Agreement we agreed to pay the University $1,500,000 within 30 days and another $1,500,000 within one year. We are obligated to pay royalties on sales of products incorporating the licensed intellectual property and amounts we receive from any sublicensees. We are also obligated to pay additional amounts to the University upon the accomplishment of certain commercialization and development milestones. If we fail to achieve certain commercialization and development milestones within specified timeframes, the University may terminate the License Agreement. In accordance with the

License Agreement, the University will prosecute, defend and maintain certain patent applications relating to the licensed intellectual property at our expense. The License Agreement will expire on the later of 20 years or the expiration of the last patent, if any patent is issued, relating to the licensed intellectual property, unless terminated earlier pursuant to the terms of the License Agreement. We may terminate the License Agreement at any time after one year on 30 days written notice to the University.

Pursuant to the License Agreement, on May 3, 2011 we issued to the Chinese University of Hong Kong Foundation Limited (an affiliate of the University) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock on May 3, 2011 as reported by The Nasdaq Global Market (the Warrant). The Warrant is immediately exercisable and has a term of seven years.

We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder, for the issuance of the Warrant and the shares of common stock issuable pursuant to the Warrant (the Warrant Shares). The Chinese University of Hong Kong Foundation Limited represented that it was an “accredited investor” as defined in Regulation D of the Securities Act and that the Warrant and the Warrant Shares were being acquired solely for investment for its own account and not with a view to, or for resale in connection with, any distribution thereof in violation of the Securities Act.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Restated Bylaws of Registrant, as amended.

3.3 (3)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1 (1)	Specimen common stock certificate.

4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3 (3)	Form of Right Certificate.

10.1 #	New-Hire Equity Incentive Plan

10.2	Employment Agreement dated October 22, 2009 between the Registrant and Dirk van den Boom, Ph.D.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: May 5, 2011	By:	/s/ PAUL V. MAIER
Paul V. Maier
Chief Financial Officer