Form 10-K/A
period 2010-12-31
SEQUENOM INC
filed 2011-05-17
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sequenom, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 8, 2011 (the “Original Filing”), as first amended on April 25, 2011. We are filing this Amendment solely to refile Exhibit 23.1—Consent of Independent Registered Public Accounting Firm and to amend Item 15 of Part IV of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers.

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

Date: May 17, 2011

SEQUENOM, INC.

By:	/S/ HARRY F. HIXSON, JR., PH.D.
Harry F. Hixson, Jr., Ph.D. Chief Executive Officer

4