Form 10-Q
period 2011-06-30
SEQUENOM INC
filed 2011-08-04
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2011

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

The number of shares of the Registrant’s Common Stock outstanding as of July 29, 2011, was 99,178,122.

SEQUENOM, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,562	$116,647
Marketable securities	72,802	18,833
Restricted cash	77	1,404
Accounts receivable, net	6,749	6,911
Inventories	5,873	5,605
Prepaid expenses and other assets	3,182	2,387

Total current assets	130,245	151,787
Equipment and leasehold improvements, net	15,133	11,038
Intangible assets, net	586	773
Goodwill	10,007	10,007
Other assets	905	674

Total assets	$156,876	$174,279

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,887	$5,958
Accrued expenses	10,293	9,947
Deferred revenue	2,570	2,624
Current portion of debt and obligations	85	938

Total current liabilities	22,835	19,467
Deferred revenue, less current portion	879	518
Other long-term liabilities	2,259	2,660
Long-term portion of debt and obligations	5,000	902
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 99,128,057 and 98,849,381 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	99	99
Additional paid-in capital	876,318	867,977
Accumulated other comprehensive income	1,224	786
Accumulated deficit	(751,738)	(718,130)

Total stockholders’ equity	125,903	150,732

Total liabilities and stockholders’ equity	$156,876	$174,279

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Genetic analysis product sales and services	$11,731	$10,968	$23,575	$21,374
Diagnostic services	1,601	444	3,267	648

Total revenues	13,332	11,412	26,842	22,022

Cost of revenues:
Cost of genetic analysis product sales and services	3,316	3,907	6,774	7,984
Cost of diagnostic services	1,109	661	2,755	1,947

Total cost of revenues	4,425	4,568	9,529	9,931

Gross margin	8,907	6,844	17,313	12,091

Operating expenses:
Research and development	17,146	10,320	27,777	21,406
Selling and marketing	7,678	7,318	13,738	13,506
General and administrative	5,038	6,405	9,876	11,298
Litigation settlement, net of revaluation gains	—	41,799	—	41,799

Total operating expenses	29,862	65,842	51,391	88,009

Loss from operations	(20,955)	(58,998)	(34,078)	(75,918)
Other income (loss), net	29	(63)	433	(58)

Loss before income taxes	(20,926)	(59,061)	(33,645)	(75,976)
Income tax (expense) benefit	(12)	(77)	37	(111)

Net loss	$(20,938)	$(59,138)	$(33,608)	$(76,087)

Net loss per common share, basic and diluted	$(0.21)	$(0.86)	$(0.34)	$(1.17)

Weighted average shares outstanding, basic and diluted	99,083	68,421	99,012	65,270

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(33,608)	$(76,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation settlement, net of revaluation gains	—	41,799
Stock-based compensation	6,120	5,843
Warrant issued for license	1,155	—
License fee payable	1,500	—
Bad debt expense	(24)	657
Depreciation and amortization	2,997	2,677
Deferred rent	(400)	(333)
Other non-cash items	(54)	117
Changes in operating assets and liabilities:
Accounts receivable, net	357	1,495
Inventories	(206)	1,908
Prepaid expenses and other assets	(988)	(422)
Accounts payable and accrued expenses	2,746	1,419
Deferred revenue	175	106
Other liabilities	(15)	(272)

Net cash used in operating activities	(20,245)	(21,093)
Investing activities
Purchases of equipment and leasehold improvements	(6,896)	(1,282)
Purchases of marketable securities	(88,731)	(20,650)
Proceeds from sales of marketable securities	9,997	497
Maturities of marketable securities	24,900	15,000
Release (increase) of restricted cash	1,330	(15)

Net cash used in investing activities	(59,400)	(6,450)
Financing activities
Proceeds from private placement, net of issuance costs	—	47,815
Proceeds from exercise of stock options and ESPP purchases	1,065	606
Borrowings on term loan	5,000	—
Payments on debt and obligations	(1,755)	(697)

Net cash provided by financing activities	4,310	47,724

Net (decrease) increase in cash and cash equivalents	(75,335)	20,181
Effect of exchange rate changes on cash and cash equivalents	250	(226)
Cash and cash equivalents at beginning of period	116,647	26,919

Cash and cash equivalents at end of period	$41,562	$46,874

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Sequenom, Inc. and our wholly-owned subsidiaries located in the United States, Germany, the United Kingdom, Japan, India, and Hong Kong. All significant intercompany accounts and transactions are eliminated in consolidation. These statements do not include all of the information and disclosures required by GAAP for complete financial statements. As permitted, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial information have been included. Interim results are not necessarily indicative of results for a full year or any other period(s). Certain reclassifications have been made to the prior period amounts in order to conform to the current presentation.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Genetic analysis product sales and services revenue primarily consists of sales of system instrumentation and consumables used in genetic analysis, including extended warranty services associated with the instrumentation as well as other amounts earned under contract research agreements with government grants. Diagnostic services revenues consist of performing laboratory developed tests, or LDTs, for cystic fibrosis carrier screening, fetal Rhesus D genotyping, and age-related macular degeneration, or AMD,

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms of net 90 days or less are recognized upon shipment and transfer of title to the customer and when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer. We recognize revenue on maintenance services for ongoing customer support over the maintenance period.

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

Diagnostic revenues from Sequenom Center for Molecular Medicine, LLC, or Sequenom CMM, have been recognized on a cash basis due to the limited number of agreements with third-party payors and limited collections experience. We generally bill third-party payors upon generation and delivery of a report to the physician. As such, we take assignment of benefits and risk of collection with the third-party payor. We usually bill the patient directly for amounts not covered by their insurance carrier in the form of co-pays and deductibles, but only after multiple requests for full payment have been denied or only partially paid by the insurance carrier. Some payors may not cover our test as ordered by the physician under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2011 and December 31, 2010, we had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.

The following table presents our fair value hierarchy for assets and liabilities, net of cash, measured at fair value on a recurring basis at June 30, 2011 (in thousands):

Description	Total	Level 1	Level 2
Cash equivalents	$20,279	$20,279	$—
Government and agency backed debt securities	9,329	—	9,329
Mutual funds	377	377	—
Certificates of deposit	8,141	—	8,141
U.S. treasury securities	54,955	54,955	—

Total	$93,081	$75,611	$17,470

We measure the fair value of debt securities in government sponsored entities on a recurring basis primarily using quoted prices for similar assets in active markets. There were no transfers in or out of Level 2 and Level 3 investments during the six months ended June 30, 2011 or during the year ended December 31, 2010.

Marketable securities

The following is a summary of our marketable securities (in thousands):

		June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency backed debt securities	$9,296	$39	$(6)	$9,329
Mutual funds	218	159	—	377
Certificates of deposit	8,133	13	(5)	8,141
U.S. treasury securities	54,911	44	—	54,955

Total available-for-sale securities	$72,558	$255	$(11)	$72,802

		December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency backed debt securities	$8,077	$4	$—	$8,081
Mutual funds	237	145	—	382
Certificates of deposit	5,376	—	(4)	5,372
U.S. treasury securities	4,994	4	—	4,998

Total available-for-sale securities	$18,684	$153	$(4)	$18,833

As of June 30, 2011, we had 32 available-for-sale securities in a gross unrealized loss position, which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary as it is management’s intention and ability to hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of our available-for-sale securities that were in an unrealized loss position as of June 30, 2011 and December 31, 2010 aggregated by investment category (in thousands):

	June 30, 2011		December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government and agency backed debt securities	$1,251	$(6)	$—	$—
Certificates of deposit	7,410	(5)	4,691	(4)

Total	$8,661	$(11)	$4,691	$(4)

Realized gains and losses are determined based on the specific identification method and are reported in other income, net, in the condensed consolidated statements of operations. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and six months ended June 30, 2011 and 2010. As of June 30, 2011, all of our available-for-sale securities were due within one year.

Goodwill and Purchased Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets, such as lab accreditations, patent rights and licenses, requires the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of June 30, 2011 and December 31, 2010, we had goodwill recorded of $10.0 million, respectively.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value (net realizable value). The components of inventories were as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$3,817	$3,738
Work in process	—	45
Finished goods	2,056	1,822

Total	$5,873	$5,605

We operate in an industry characterized by rapid improvements and changes to our technology and products. The introduction of new products by us or our competitors can result in our inventory being rendered obsolete or requiring us to sell items at a discount. We estimate the recoverability of our inventory by reference to our internal estimates of future demands, product life cycles, and current market prices. Our reserve for obsolete and slow-moving inventory was $1.1 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively.

Warranty Cost and Reserves

We record a warranty provision related to the sales of our MassARRAY system based on our historical experience of returns and repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY system. We establish an accrual for estimated warranty expenses associated with system sales based on historical warranty expense. This expense is recorded as a component of cost of product revenue. Changes in our warranty liability during the six months ended June 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$152
Additions charged to cost of revenues	52
Repairs and replacements	(22)

Balance as of June 30, 2011	$182

Research and Development Costs

Research and development costs are expensed as incurred. These costs include personnel expenses, acquired licenses for which there are no known alternative future uses, fees paid to collaborators, laboratory supplies, facilities, miscellaneous expenses, and allocation of corporate costs. These expenses are incurred during proprietary research and development activities, as well as providing services under collaborative research agreements.

Foreign Currency Translation and Transactions

The financial statements of our German, United Kingdom, and Japanese subsidiaries are measured using, the Euro (EUR), Great British pound (GBP), and the Japanese Yen (JPY), the respective functional currency of each entity. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the three and six months ended June 30, 2011 and 2010.

Income Taxes

Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of June 30, 2011 and December 31, 2010, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold of being released. Changes in the valuation allowance are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of exercisable stock options of 4,311,276, warrants of 259,035 and restricted stock of 1,111,994 were not included in the computation of diluted net loss per share as their effect was anti-dilutive for all periods presented.

Stock-Based Compensation

Stock-based compensation cost for all stock-based payment awards, including employee stock options and rights to purchase shares under our Employee Stock Purchase Plan, or ESPP, is measured at the grant date based on the estimated fair value of the award using the Black-Scholes option pricing model. Restricted stock units are valued at the market value on the date of grant. For stock options and restricted stock units, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a time-based service vesting feature. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

Our net loss for the three and six months ended June 30, 2011 and 2010 included the following expense related to our stock-based compensation awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$1,357	$858	$2,382	$2,028
Selling and marketing	1,003	785	1,717	1,656
General and administrative	1,158	1,186	2,021	2,159

Total	$3,518	$2,829	$6,120	$5,843

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

The fair value of options granted to non-employees is estimated at the measurement date using the Black-Scholes option pricing model and remeasured at each reporting date to fair value, with changes recorded in the statement of operations in the current period. Total stock-based compensation for options granted to non-employees for the three months ended June 30, 2011 and 2010, was $13,000 and $82,000, respectively. Total stock-based compensation for options granted to non-employees for the six months ended June 30, 2011 and 2010, was $29,000 and $162,000, respectively.

As of June 30, 2011, total compensation cost related to non-vested stock options not yet recognized was $21.1 million, which is expected to be recognized over the next 2.8 years. As of June 30, 2011, total compensation cost related to non-vested restricted stock not yet recognized was $6.3 million, which is expected to be recognized over the next 2.2 years.

Comprehensive Loss

Comprehensive loss and its components encompasses all changes in equity other than those with stockholders and includes net loss, unrealized gains and losses on our available for sale marketable securities and foreign currency translation gains and losses, and are disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(20,938)	$(59,138)	$(33,608)	$(76,087)
Unrealized gain (loss) on marketable securities	22	(69)	136	(50)
Foreign currency translation adjustments	146	(335)	382	(619)
Foreign income tax provision	(9)	—	(79)	—

Comprehensive loss	$(20,779)	$(59,542)	$(33,169)	$(76,756)

Recent Accounting Pronouncements

In 2011, the FASB issued an ASU related to the Presentation of Comprehensive Income. The guidance requires an entity to present items of net income and other comprehensive income (OCI), and total comprehensive income either in a single continuous statement of comprehensive income or two separate but continuous statements. We will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of other comprehensive income in their interim and annual financial statements. This guidance is required to be implemented retrospectively during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material impact on our condensed consolidated financial statements.

In 2011, the FASB issued an ASU related to Fair Value Measurements and Disclosures that clarified and amended the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB also clarified the intent of existing fair value measurement requirements. The new and revised disclosures are required to be implemented prospectively during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this update is not expected to have a material impact on our condensed consolidated financial statements.

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

New Accounting Standards Not Yet Adopted

There have been no new recent accounting pronouncements or changes in accounting pronouncements for the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We have adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2011.

(2) Acquisition

SensiGen, LLC

In February 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The acquisition of the SensiGen assets provided us with intellectual property related to certain molecular diagnostics for women’s health and cancer. The acquisition resulted in the recognition of goodwill at the time of purchase of approximately $7.0 million and is now part of our wholly-owned subsidiary, Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid SensiGen cash consideration of approximately $1.9 million, which included a loan advance of $340,000, and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million was contingently payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). During 2009, we satisfied one of the triggering events related to the Agreement with a cash payment of $130,000. The remaining contingent consideration was remeasured and the liability increased to $541,000 as of December 31, 2009. During 2010, we satisfied additional obligations with an aggregate cash payment of $520,000. As of December 31, 2010, we measured the remaining contingent consideration and increased the remaining accrual balance to $53,000. As of June 30, 2011, we did not believe the remaining triggering events were likely to occur prior to the end of the term of the Agreement and therefore we reversed the $53,000 previously accrued for the remaining contingent consideration.

(3) Business Segment Information

Description of the types of products and services from which each reportable segment derives its revenues

We operate two primary business segments, Molecular Diagnostics and Genetic Analysis. Molecular Diagnostics researches, develops and commercializes noninvasive molecular diagnostic tests for women’s health-related and prenatal diagnostics, ophthalmology, and other medical conditions, disorders and diseases. Genetic Analysis develops markets, sells, as well as providing contract research services utilizing our proprietary MassARRAY system, comprised of hardware, software applications, and consumable chips and reagents, which are marketed to premier clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies.

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

Unallocated expenses for research and development and sales and marketing expenses consist of stock-based compensation, indirect overhead expenses and allocated and absorbed costs. Unallocated operating loss consists of general and administrative expenses, stock-based compensation, indirect overhead expenses, litigation settlement, and unabsorbed costs.

Factors management used to identify our reportable segments

Our reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to senior management to make decisions as to the allocation of resources and to assess performance. The following table sets forth our revenues and operating loss from our Molecular Diagnostic and Genetic Analysis segments for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Molecular diagnostics	$1,601	$444	$3,267	$648
Genetic analysis	11,731	10,968	23,575	21,374

Total revenues	$13,332	$11,412	$26,842	$22,022

Operating loss:
Molecular diagnostics	$(9,879)	$(8,537)	$(17,270)	$(17,495)
Genetic analysis	3,754	2,404	7,660	4,511
Unallocated	(14,830)	(52,865)	(24,468)	(62,934)

Total operating loss	$(20,955)	$(58,998)	$(34,078)	$(75,918)

(4) Debt and Obligations

Debt

On May 31, 2011 we and our wholly-owned subsidiary Sequenom CMM entered into a Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or SVB, that allows for term loans of up to $20.0 million, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of our and Sequenom CMM’s assets, except for intellectual property and are subject to certain other exceptions. The Loan Agreement includes limitations on our ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.

Under the Loan Agreement term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum. We may borrow under the term loan through August 31, 2012. The term loan borrowings are to be repaid in 33 equal installments of principal, plus accrued interest commencing on September 1, 2012. As of June 30, 2011, we had borrowed $5.0 million under this term loan.

Revolving cash borrowings under the Loan Agreement bear interest at a floating rate equal to 1% over the U.S. prime rate and are due monthly, with principal due at the maturity date of May 31, 2014. At June 30, 2011, no amounts had been drawn under this credit line.

At June 30, 2011 we were in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring us to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus our operating liquidity.

In connection with our acquisition of SensiGen in February 2009, we assumed two loans with an aggregate balance at the closing date of approximately $3.2 million. The first loan of approximately $0.3 million had a stated interest rate of 1% with all payments deferred until March 2013. The second loan of approximately $2.9 million had a stated interest rate of 7% with monthly principal payments of approximately $68,000 through September 2012. As of June 30, 2011, both of these loans had been repaid.

Capital Lease

In the second quarter of 2009, we entered into a 36 month capital lease arrangement for new phone equipment, which was capitalized with office furniture and equipment at an aggregate balance of approximately $366,000. As of June 30, 2011, we had an aggregate of $95,000 outstanding on this capital lease.

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

Securities and Shareholder Derivative Litigation

In April 2009, we announced that the expected launch of our test for trisomy 21 then under development by Sequenom CMM had been delayed and that they were no longer relying on the previously announced test data and results for that test, as a result of inadequately substantiated claims, inconsistencies and errors and inadequate protocols and controls, which included: the mischaracterization of tests as having been conducted in a blinded manner (i.e., that the tests had been performed by scientists who did not know the true outcomes for the samples tested before the test results had been determined); the improper unblinding of true outcomes for samples being tested; the use of the unblinded true outcomes to alter and improve reported test results; the unsubstantiated reporting of test results for low-risk samples (i.e., samples from expectant mothers who were less likely to be carrying a fetus with trisomy 21) without knowing the true outcomes for such samples; the failure to perform testing on those low-risk samples; the inadequate storage of serum samples resulting in breakdown of nucleic acids; and other improper practices. Following the April 2009 announcement, several complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers and directors on behalf of certain purchasers of our common stock. The complaints included claims asserted under Sections 10 and 20(a) of the Exchange Act and Sections 11 and 12(a)(2) of the Securities Act and were brought as shareholder class actions. In general, the complaints alleged that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our test, thereby artificially inflating the price of our common stock. In September 2009 the complaints were consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC and a lead plaintiff was appointed. In December 2009 we entered into a stipulation of settlement with the lead plaintiff on behalf of the plaintiffs’ class. Pursuant to the terms of the stipulation, we paid $14 million, which was funded by insurance proceeds. We also agreed to issue to the plaintiffs’ class approximately 6.8 million shares of our common stock, and to adopt or continue our implementation of changes and additions to certain corporate governance policies, protocols and practices. The court held a final settlement approval hearing in May 2010, following which the court approved the final settlement. The time for appeals lapsed without any appeal. Of the 6.8 million shares of common stock to be issued in the settlement, 409,005 shares were issued in June 2010 to counsel for the plaintiffs’ class in accordance with the stipulation of settlement. Following completion of the class action claim procedures, we issued the balance of 6,407,738 shares as of December 31, 2010. In connection with the court approved settlement of In re Sequenom, Inc. Securities Litigation in May 2010, we recorded a litigation settlement charge of approximately $41.8 million related to the common stock issuable to the members of the plaintiffs’ class.

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

SEC Investigation

In June 2009, we received written notification that the Enforcement staff of the SEC had initiated an investigation following our April 2009 announcement regarding the trisomy 21 test then under development. As part of this investigation, the SEC staff also required us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. On March 7, 2011, the staff of the SEC advised us that it is considering recommending that the SEC bring a civil injunctive action against us alleging that we violated Sections 10(b) and 13(a) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder. We have cooperated fully with the SEC in its investigation and will endeavor to negotiate an acceptable resolution with the staff, but any resolution that we may negotiate with the staff will be subject to the approval of the SEC. There can be no assurance that such resolution will not have a material adverse effect on our business, results of operation or financial condition.

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

Former Employee Litigation

In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that conducted the investigation of activity related to the trisomy 21 test, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran’s claims arise from acts in furtherance of the defendants’ right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter.

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

(6) Stockholders’ Equity

In May 2011, pursuant to a license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of The Chinese University of Hong Kong, or CUHK) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock at the time of issuance of the warrant. The warrant was immediately exercisable, in whole or in part, but not for less than 20,000 shares and in increments of 20,000 shares, has a term of seven years, and was valued at $1.2 million using the Black-Scholes pricing model, which we recorded as research and development expense in the second quarter of 2011.

In December 2010, we issued 6,407,738 shares of our common stock at a fair value of $8.03 per share, which represented the remaining portion of the court approved share settlement to the plaintiffs’ class in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, as further discussed in Note 7.

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

(7) Licensing and Development Agreements

In May 2011, we entered into a License Agreement with CUHK, pursuant to which CUHK granted us an exclusive, worldwide (excluding Hong Kong), royalty-bearing license to use, and to sublicense, certain intellectual property covered by patent applications owned by CUHK for prenatal diagnostics, prognostics, and analysis for research and commercial purposes. This license agreement covers intellectual property rights relating to size-based genomic analysis. Pursuant to this license agreement we paid an upfront license fee to CUHK of $1,500,000 and are obligated to pay an additional $1,500,000 within one year. We are obligated to pay royalties on sales of products incorporating the licensed intellectual property and amounts we receive from any sublicensees. We are also obligated to pay additional amounts to CUHK upon the accomplishment of certain development and commercialization milestones. If we fail to achieve certain development and commercialization milestones within specified timeframes, CUHK may terminate this license agreement. In accordance with this license agreement, CUHK will prosecute, defend and maintain certain patent applications relating to the licensed intellectual property at our expense. This license agreement will expire on the later of 20 years or the expiration of the last patent, if any patent is issued, relating to the licensed intellectual property, unless terminated earlier pursuant to the terms of this license agreement. We may terminate this license agreement at any time after one year on 30 days written notice to CUHK. Because we consider the technology to still be in the research and development phase and to have no alternative future uses, we recorded the upfront license fee of $3.0 million as research and development expense in the second quarter of 2011.

In May 2011, pursuant to this license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK) the warrant discussed in Note 6.

In May 2011, we entered into a four year sponsored research agreement with CUHK pursuant to which we will provide $2.1 million of funding over the term of the agreement to CUHK for performing certain research projects that are of mutual interest and benefit to Sequenom and CUHK. In conjunction with this agreement, CUHK granted to us certain license and license option rights. We are amortizing each annual funding payment to research and development expense.

(8) Subsequent Events

On July 8, 2011 we entered into a Sale and Supply Agreement, or Supply Agreement, with Illumina Inc., or Illumina, pursuant to which we and our subsidiaries will purchase laboratory equipment and consumables that will be used for our fetal chromosomal detection applications, including a noninvasive test which is designed to detect an overabundance of chromosome 21 in pregnant women, a result associated with fetal Down syndrome. The Supply Agreement requires that we submit periodic binding forecasts for consumables. Beginning in 2013, in the event that we purchase less than a specified amount of consumables during any calendar year, Illumina will be relieved of certain of its obligations and representations under the Supply Agreement, including certain of Illumina’s obligations with respect to pricing terms of the consumables that we purchase. Additionally, we and Illumina have agreed to work collaboratively toward our submission for regulatory approval of an in vitro diagnostic product for the detection of fetal chromosomal abnormalities. The Supply Agreement will remain valid for a three-year term, unless terminated earlier as provided for in the Supply Agreement. Either party may terminate the Supply Agreement prior to the expiration for the uncured material breach of the Supply Agreement by the other party or upon the bankruptcy or insolvency of the other party.

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

SEQUENOM®, SpectroCHIP®, iPLEX®, SensiGene® and MassARRAY® are registered trademarks and SEQureDx™, iSEQ™, RetnaGene™, AttoSense™, and MaterniT21™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

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

Operating Segments

We operate our business on the basis of two reportable segments, Molecular Diagnostics and Genetic Analysis. A further description of the operations of these segments is below. The following table sets forth our revenues and operating loss from our Molecular Diagnostic and Genetic Analysis segments for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Molecular diagnostics	$1,601	$444	$3,267	$648
Genetic analysis	11,731	10,968	23,575	21,374

Total revenues	$13,332	$11,412	$26,842	$22,022

Operating loss:
Molecular diagnostics	$(9,879)	$(8,537)	$(17,270)	$(17,495)
Genetic analysis	3,754	2,404	7,660	4,511
Unallocated	(14,830)	(52,865)	(24,468)	(62,934)

Total operating loss	$(20,955)	$(58,998)	$(34,078)	$(75,918)

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

Molecular Diagnostics and SEQureDx Technology

We are committed to researching, developing and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, women’s health-related disorders and diseases, ophthalmology, oncology, infectious diseases, and other medical conditions, disorders and diseases. Currently, we are primarily focused on developing and commercializing prenatal diagnostic tests using our foundational, patent-protected, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology, which we in-license from Isis Innovation Limited, or Isis. This technology uses a standard maternal blood draw for a prenatal diagnosis or risk assessment in order to provide reliable information about the presence, amount or absence of fetal genetic material early in pregnancy. We have branded our diagnostic technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on developing noninvasive in vitro diagnostic tests using our proprietary MassARRAY system and/or nucleic acid sequencing platforms currently provided by Illumina, Inc. We plan to conduct the development, validation, and other activities necessary to file submissions with the U.S. Food and Drug Administration, or FDA, seeking clearance or approval for commercialization of our in vitro diagnostic tests in the United States. To that end, in 2010 we made a pre-investigational device exemption, or pre-IDE, submission to the FDA for an in vitro diagnostic test for fetal chromosome 21 aneuploidy, such as trisomy 21, and have met with the FDA, and will continue to do so, to discuss our proposed preclinical and clinical study designs.

Sequenom Center for Molecular Medicine

Sequenom Center for Molecular Medicine, LLC, or Sequenom CMM, is our wholly-owned subsidiary, which operates a laboratory located in Grand Rapids, Michigan, and a second laboratory located in San Diego, California, that are both accredited by the College of American Pathology, or CAP, and compliant with the certification requirements for high complexity testing under the Clinical Laboratory Improvement Amendments, of 1988, as amended, or CLIA. Sequenom CMM develops and validates laboratory developed tests, or LDTs, for use in and solely by Sequenom CMM as a testing service to physicians. Sequenom CMM utilizes our patented SEQureDx ccff technology in developing some of its LDTs. Sequenom CMM has validated and currently offers to physicians three LDTs: SensiGene RHD Genotyping to determine a mother’s blood type and Rhesus D (RhD) factor, SensiGene Cystic Fibrosis Carrier Screening to help identify individuals who may have an increased risk of having certain CF genetic mutations; and RetnaGene AMD to predict genetic predisposition to develop late-stage (wet) age-related macular degeneration, or AMD. Patient samples are collected by physicians and submitted to Sequenom CMM for testing and the results are reported back to the ordering physician.

Sequenom CMM has established an additional laboratory in San Diego, California that complies with the California Department of Public Health Title 17 California Code of Regulations applicable regulations for clinical laboratories. A California clinical laboratory license was issued by the state and a federal CLIA certification was issued by the Centers for Medicare and Medicaid Services, or CMS, to the San Diego laboratory in October 2010. Additionally, in May 2011, laboratory accreditation was issued by CAP. We have invested substantially in Sequenom CMM’s information technology infrastructure to enhance the capabilities of the laboratory to track samples and provide electronic ordering and reporting and are putting in place sample collection and transportation logistics that can be scaled as demand for Sequenom CMM’s molecular diagnostic testing services increases. Sequenom CMM continues to negotiate and enter into contracts with third-party payors to establish pricing for its LDTs and provide reimbursement recommendations.

Sequenom CMM is currently developing a potential LDT for assessing pregnant women who are at increased risk (by medical and clinical indicators) of carrying a fetus with trisomy 21. The process employed in the LDT is analysis of fetal DNA extracted from maternal blood samples utilizing next generation nucleic acid sequencing, known as massively parallel shotgun sequencing, or MPSS. With technological advances and projected instrument and reagent costs of MPSS declining rapidly, Sequenom CMM believes that a trisomy 21 LDT on a MPSS platform is commercially feasible and potentially attractive compared to other platforms. The goal is to develop and commercialize a noninvasive testing service that has high specificity and sensitivity compared to currently available serum biochemical screening tests, could be used during the first and second trimesters of pregnancy, has maximum ethnic coverage of the global population, and is a direct genetic test, not a surrogate marker. There can be no assurance that Sequenom CMM will be able to achieve any of these objectives.

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

Based on the results from these two studies, Sequenom CMM undertook the next major step in the MaterniT21 (formerly SensiGene Trisomy 21) LDT development plan, a large pivotal clinical validation study. The study was sponsored by Sequenom, but was designed, implemented, analyzed and reported by researchers at Women & Infants Hospital / Alpert School of Medicine of Brown University in Rhode Island, and was an independent multi-center international collaboration. In this study, Sequenom CMM tested patient samples that had been collected under an institutional review board-approved clinical study conducted under the auspices of the Women & Infants Hospital in Rhode Island. The total number of patient samples in the clinical validation study was approximately 2,000, of which approximately 200 were positive for trisomy 21 based on laboratory confirmation of the diagnosis performed on samples obtained from chorionic villus sampling, or genetic amniocentesis. The study design called for approximately 100 positive samples in each of the first and second trimesters of pregnancy. Sequenom CMM used essentially the same assay process in the clinical validation study that was used in the 480 sample study with the exception of employing the higher throughput Illumina HiSeq 2000, a second generation sequencer, introduced in 2010. Sequenom CMM scientists previously completed equivalency studies on the HiSeq 2000 sequencer in preparation for this large clinical validation study. Sequenom CMM completed its portion of the clinical validation study during the second quarter of 2011 and is planning to launch the MaterniT21 LDT by the end of 2011 or early 2012, after the publication of the clinical validation study results by our academic collaborators.

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

CUHK License Agreements

In May 2011, we entered into a License Agreement with The Chinese University of Hong Kong, or CUHK, pursuant to which CUHK granted us an exclusive, worldwide (excluding Hong Kong), royalty-bearing license to use, and to sublicense, certain intellectual property covered by patent applications owned by CUHK for prenatal diagnostics, prognostics, and analysis for research and commercial purposes. This license agreement covers intellectual property rights relating to size-based genomic analysis. Pursuant to this license agreement we paid an upfront license fee to CUHK of $1,500,000 and are obligated to pay an additional $1,500,000 within one year. We are obligated to pay royalties on sales of products incorporating the licensed intellectual property and amounts we receive from any sublicensees. We are also obligated to pay additional amounts to CUHK upon the accomplishment of certain development and commercialization milestones. If we fail to achieve certain development and commercialization milestones within specified timeframes, CUHK may terminate this license agreement. In accordance with this license agreement, CUHK will prosecute, defend and maintain certain patent applications relating to the licensed intellectual property at our expense. This license agreement will expire on the later of 20 years or the expiration of the last patent, if any patent is issued, relating to the licensed intellectual property, unless terminated earlier pursuant to the terms of this license agreement. We may terminate this license agreement at any time after one year on 30 days written notice to CUHK. Because we consider the technology to still be in the research and development phase and to have no alternative future uses, we recorded the upfront payment of $3.0 million as research and development expense in the second quarter of 2011.

In May 2011, pursuant to this license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock on May 3, 2011. The warrant was immediately exercisable, in whole or in part, but not for less than 20,000 shares and in increments of 20,000 shares, has a term of seven years, and was valued at $1.2 million using the Black-Scholes pricing model, which we recorded as research and development expense in the second quarter of 2011.

We have also exclusively in-licensed patent rights from CUHK, which cover the use of cell-free fetal nucleic acids from biological samples, including plasma, serum, whole blood and urine, for prenatal diagnostic testing by MPSS. These exclusive license rights include pending United States patent application publication no. US2009/0029377A1, and its pending foreign equivalents in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Certain of our license rights, which are unrelated to prenatal diagnostic testing by MPSS sequencing, are non-exclusive. Under this license agreement with CUHK, CUHK maintains the right to use and develop any of the licensed technology solely for academic, research and publication purposes, and with respect to one of the licensed patent applications, reserves the right to use the licensed application in accordance with its agreement with the Government of the Special Administration Region of Hong Kong. In addition, CUHK has the right to grant to the Commissioner for Innovation and Technology, a non-exclusive, world-wide license to certain of our in-licensed patent rights, which do not relate to prenatal diagnostic testing by MPSS. Under this agreement, we paid an upfront license fee to CUHK and are required to make milestone payments upon commercial and regulatory events achieved with respect to products developed or produced using the licensed patent rights and to pay royalties on net sales of such products, including specified minimum royalty amounts. Subject to certain limited circumstances, to maintain our licensed rights under the agreement we are required to assume the financial responsibility for the prosecution, defense and maintenance of all licensed patent applications and patents and are required to provide CUHK with reasonable assistance for the prosecution, defense and maintenance of all licensed patent applications and patents at the request of CUHK.

This agreement with CUHK requires us to use all reasonable efforts and diligence to exploit the licensed patent rights and to proceed with the development, manufacture and sale of products developed or produced using the licensed patent rights, and to diligently develop markets for such products. Under the terms of the agreement, we have agreed to indemnify CUHK from all losses incurred by CUHK relating to our manufacture, use, sale or any other dealing with respect to products developed or produced using the licensed patent rights. CUHK has agreed to indemnify us from all losses incurred as a result of breaches of CUHK’s representations and warranties under the agreement, subject to a cap of two times the aggregate payments received by CUHK from us at the time of such breach.

This agreement with CUHK will remain effective until the later of the life of any patent issued covering the licensed technology or September 16, 2028, subject to earlier termination by either party upon an uncured material breach. CUHK may terminate the agreement if we go into liquidation or if a receiver is appointed for our assets or if we fail to make any payment as provided in the agreement or if we assign or transfer any rights under the agreement in violation of its terms or in the event of our cessation of our business relating to the commercialization of the licensed technology. If we sublicense our rights under the agreement and our sublicensee fails to pay us as required under such sublicense agreement and as a result we fail to make requisite payments to CUHK within 30 days, CUHK may terminate our agreement.

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

During the first six months of 2011, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

Genetic analysis product sales and services revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Diagnostic revenues were primarily from the sale of Sequenom CMM’s LDT for cystic fibrosis carrier screening and Rhesus D genotyping. Collections from the sale of Sequenom CMM’s LDT for AMD were not significant for the periods presented due to commencement of its commercialization in the second quarter of 2011.

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
	(in thousands)
Genetic analysis product sales and services	$11,731	$10,968	$763	7%
Diagnostic services	1,601	444	1,157	261%

Total revenues	$13,332	$11,412	$1,920	17%

The increase in our genetic analysis product sales and services revenue is primarily attributable to our larger installed base of MassARRAY systems against the comparative period, which resulted in increased consumables orders from our customers in the translational research and agricultural biology markets against the comparative period and an increase in revenues to $6.1 million from $5.4 million during the three months ended June 30, 2011 and 2010, respectively. We also experienced an increase in contract research services to $0.5 million from $0.4 million due to an increased volume of studies in the Asia Pacific and North American regions during the three months ended June 30, 2011 as compared to the same period in 2010. These increases were partially offset by a decrease in system sales from $5.3 million to $5.1 million related to the mix of MassARRAY system configurations sold during the current period as compared to the same period in 2010, which resulted in a lower average selling price.

Diagnostic services revenue is recognized upon cash collection as payments are received. The increase in our diagnostic revenue is attributable to an increase in the number of tests performed during the three months ended June 30, 2011, compared to the same period in 2010. Diagnostic revenue going forward is uncertain and difficult to predict due to our recent commercial launches of these tests.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of our cystic fibrosis carrier screening, Rhesus D genotyping, AMD tests, and future tests.

Cost of Genetic Analysis Product Sales and Services and Diagnostic Services Revenues and Gross Margins

Gross margin consists of our revenues less cost of revenues. Cost of revenues consists of employee-related costs (salaries, bonuses, fringe benefits, and stock-based compensation) of our laboratory and manufacturing personnel, and other support personnel, as well as outside laboratory costs, laboratory and manufacturing supplies, logistic costs, depreciation, and administrative-related costs allocated to cost of revenues.

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Gross margin (in thousands)	$8,907	$6,844	$2,063	30%
Gross margin (% of revenues)	67%	60%

Cost of genetic analysis products and services for the three months ended June 30, 2011 and 2010 were $3.3 million and $3.9 million, respectively. Gross margins on genetic analysis products and services for the three months ended June 30, 2011 were 72%, compared to 64% for the same period in 2010. Gross margins increased primarily due to exclusively selling our MassARRAY 4 systems during the second quarter of 2011, which have a higher margin than the systems sold in the same period in 2010, plus higher consumable sales during the second quarter of 2011 than the comparable period in 2010, which have high average gross margins.

Costs of diagnostic services revenues are recognized at the completion of testing and were $1.1 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively. Gross margins were 31% for the three months ended June 30, 2011 and negative for the three months ended June 30, 2010. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. We continued to build test volumes to cover costs associated with running our diagnostic tests, as well as other capacity related expenses. Gross margin on diagnostic tests were affected by test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and favorable laboratory operational costs.

We believe that gross margin in future periods will be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies. Our gross margin will also be affected by the adoption rates of the diagnostic tests we commercialize and the payor and other contracts we may enter into for laboratory developed or diagnostic tests.

Research and development expenses

Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to work performed under research contracts.

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$17,146	$10,320	$6,826	66%
Research and development (% of revenues)	129%	90%

The increase in research and development expenses for the three months ended June 30, 2011, as compared to the same period in 2010 is primarily related to higher research-related intellectual property licensing and collaboration costs of $4.3 million, an increase of $1.2 million in Sequenom CMM’s CLIA laboratory supply expenses associated with pre-launch development activities for the trisomy LDT, higher labor expenses of $0.7 million associated with the expansion of the CLIA laboratory, higher facility and depreciation expense of $0.5 million, higher stock-based compensation expense of $0.5 million, and higher consulting expense of $0.4 million associated with the trisomy 21 LDT validation, partially offset by a decrease of $0.8 million in clinical trial expenses related to the completion of major trisomy development studies.

We expect our research and development expenses to continue to increase in 2011 compared to 2010, as we continue to expand our investment in the development of noninvasive prenatal nucleic acid based tests, including a trisomy 21 LDT, and other noninvasive tests, and as we continue to invest in new products and applications for our MassARRAY system platform.

Selling and marketing expenses

Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Selling and marketing (in thousands)	$7,678	$7,318	$360	5%
Selling and marketing (% of revenues)	58%	64%

The increase in selling and marketing expenses for the three months ended June 30, 2011 compared to the same period in 2010 primarily was due to increased laboratory supplies expense of $0.3 million, increased stock-based compensation expense of $0.2 million, increased travel expense of $0.2 million, an increase in sales bonus expense of $0.2 million, and an increase of $0.2 million in third party marketing and other miscellaneous expenses; partially offset of $0.7 million in lower bad debt expense.

We expect our sales and marketing expenses to continue to increase in 2011 compared to 2010, as we expand our sales force and increase our marketing and commercial development teams in anticipation of commercialization of the trisomy 21 LDT.

General and administrative expenses

General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$5,038	$6,405	$(1,367)	(21%)
General and administrative (% of revenues)	38%	56%

The decrease in general and administrative expenses for the three months ended June 30, 2011 from the same period in 2010 was primarily due to a $1.9 million decrease in legal fees and $0.2 million in IT related expenses; partially offset by higher salary expenses of $0.4 million, an increase of $0.2 million in consulting expenses, $0.1 million in accounting expenses, and $0.1 million in depreciation expenses.

We expect general and administrative costs to decrease in 2011 compared to 2010, due to expected lower legal costs related to the resolution of ongoing investigations and litigation, partially offset by expansion in our infrastructure to support our anticipated growth.

Litigation Settlement

Litigation settlement was $0 and $41.8 million for the three months ended June 30, 2011 and 2010, respectively. In May 2010, the U.S. District Court for the Southern District of California entered an order approving the stipulation of settlement reached in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC. Pursuant to the stipulation, we paid $14.0 million in cash, which was funded by insurance proceeds, and as of June 30, 2010, we had issued in aggregate approximately 6.8 million shares of our common stock to the plaintiffs’ class.

In connection with the court approved settlement of In re Sequenom, Inc. Securities Litigation in May 2010, we recorded a litigation settlement charge of approximately $41.8 million related to the common stock issuable to the members of the plaintiffs’ class. In connection with the final approval of settlement in July 2010, we remitted a cash payment of $338,000 and issued 200,000 shares of our common stock at a fair value of $5.81 per share, which represented the portion of the plaintiffs’ attorneys’ fees not covered by insurance.

Other income (expense), net

Other income (expense), net, was net income of approximately $29,000 and an expense of approximately $63,000 for the three months ended June 30, 2011 and 2010, respectively. The increase was primarily due to favorable realized foreign currency translations and a decrease in interest expense; offset by a decrease in other miscellaneous other income items and a decrease in net gains in marketable securities.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues

Genetic analysis product sales and revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Diagnostic revenues were primarily from the cash collected on the sale of Sequenom CMM’s LDT for cystic fibrosis carrier screening and Rhesus D genotyping. Collections from the sale of Sequenom CMM’s LDT for AMD were not significant for the periods presented due to commencement of its commercialization in the second quarter of 2011.

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
	(in thousands)
Genetic analysis products and services	$23,575	$21,374	$2,201	10%
Diagnostic services	3,267	648	2,619	404%

Total revenues	$26,842	$22,022	$4,820	22%

The increase in our genetic analysis product sales and services revenue is primarily attributable to our larger installed base of MassARRAY systems against the comparative period, which resulted in increased consumables orders from our customers in the translational research and agricultural biology markets against the comparative period and an increase in revenues to $11.4 million from $10.5 million during the six months ended June 30, 2011 and 2010, respectively. We also experienced an increase in system sales to $11.0 million from $10.0 million related to the mix of MassARRAY system configurations sold during the current period as compared to the same period in 2010, which resulted in a higher average selling price, as well as an increase in our contract research services to $1.2 million from $0.8 million due to an increased volume of studies in the Asia Pacific and North American regions during the six months ended June 30, 2011 and 2010, respectively.

Diagnostic services revenue is recognized upon cash collection as payments are received. The increase in our diagnostic revenue is attributable to an increase in the number of tests performed during the six months ended June 30, 2011 compared to the same period in 2010. Diagnostic revenue going forward is uncertain and difficult to predict due to our recent commercial launches of these tests.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of our cystic fibrosis carrier screening, Rhesus D genotyping, AMD tests, and future tests.

Cost of Genetic Analysis Product Sales and Services and Diagnostic Services Revenues and Gross Margins

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

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Gross margin (in thousands)	$17,313	$12,091	$5,222	43%
Gross margin (% of revenues)	64%	55%

Cost of genetic analysis products and services for the six months ended June 30, 2011 and 2010 were $6.8 million and $8.0 million, respectively. Gross margins on genetic analysis products and services for the six months ended June 30, 2011 were 71%, compared to 63% for the same period in 2010. Gross margins increased primarily due to exclusively selling our MassARRAY 4 systems during the first two quarters of 2011, which have a higher margin than the systems sold in the same period in 2010, plus higher consumable sales during the first two quarters of 2011 than the comparable period in 2010, which have high average gross margins.

Costs of diagnostic services revenues are recognized at the completion of testing and were $2.8 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. Gross margins were 16% for the six months ended June 30, 2011 and negative for the six months ended June 30, 2010. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. We continued to build test volumes to cover costs associated with running our diagnostic tests, as well as other capacity related expenses. Gross margin on diagnostic tests were affected by test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and laboratory operational costs.

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

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$27,777	$21,406	$6,371	30%
Research and development (% of revenues)	103%	97%

The increase in research and development expenses for the six months ended June 30, 2011, as compared to the same period in 2010 is primarily related to higher research-related intellectual property licensing and collaboration costs of $3.9 million, an increase of $1.4 million in laboratory supply expenses associated with pre-launch development activities for the trisomy LDT, an increase of $1.3 million in salary expenses related to the increase of headcount at the Sequenom CMM’s San Diego laboratory, an increase of $1.0 million in consulting expense associated with the trisomy 21 LDT validation study, an increase of $0.4 million in facility and IT allocated expenses, an increase of $0.4 million in stock-based compensation, and an increase of $0.2 million in depreciation expense; partially offset by lower clinical study costs of $2.3 million associated with the completion of major trisomy and Rhesus D studies, and the discontinued gender test.

We expect our research and development expenses to continue to increase in 2011 compared to 2010, as we continue to expand our investment in the development of noninvasive prenatal nucleic acid based tests, including a trisomy 21 LDT, and other noninvasive tests, and as we continue to invest in new products and applications for our MassARRAY system platform.

Selling and marketing expenses

Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Selling and marketing (in thousands)	$13,738	$13,506	$232	2%
Selling and marketing (% of revenues)	51%	61%

The increase in selling and marketing expenses for the six months ended June 30, 2011 compared to the same period in 2010 primarily was related to increases in sales bonuses of $0.3 million, travel expenses of $0.3 million, operation supplies expenses of $0.3 million, shipping and freight expense of $0.2 million, and salary expense of $0.1 million; offset by a decrease of $0.7 million in bad debt expense, $0.2 million related to the termination of third party consulting contracts, and $0.1 million in decreased depreciation expense related to facilities closures.

We expect sales and marketing expenses to increase in 2011 compared to 2010, as we expand our diagnostic sales force and increase our marketing and commercial development teams in anticipation of commercialization of the trisomy 21 LDT.

General and administrative expenses

General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$9,876	$11,298	$(1,422)	(13%)
General and administrative (% of revenues)	37%	51%

The decrease in general and administrative expenses for the six months ended June 30, 2011 from the same period in 2010 was primarily due to a $2.2 million decrease in legal fees, $0.2 million in IT-allocated expenses, and $0.1 million in stock-based compensation; partially offset by an increase of $0.7 million in labor costs due to an increase in headcount, $0.2 million in consulting expenses, and $0.2 million in accounting expense.

We expect general and administrative costs to continue to decrease in 2011 compared to 2010, due to expected lower legal costs related to the resolution of ongoing investigations and litigation, offset by expansion in our infrastructure to support our anticipated growth.

Litigation Settlement

Litigation settlement was $0 and $41.8 million for the six months ended June 30, 2011 and 2010, respectively. In May 2010, the U.S. District Court for the Southern District of California entered an order approving the stipulation of settlement reached in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC. Pursuant to the stipulation, we paid $14.0 million in cash, which was funded by insurance proceeds, and as of June 30, 2010, we had issued in aggregate approximately 6.8 million shares of our common stock to the plaintiffs’ class.

In connection with the court approved settlement of In re Sequenom, Inc. Securities Litigation in May 2010, we recorded a litigation settlement charge of approximately $41.8 million related to the common stock issuable to the members of the plaintiffs’ class. In connection with the final approval of settlement in July 2010, we remitted a cash payment of $338,000 and issued 200,000 shares of our common stock at a fair value of $5.81 per share, which represented the portion of the plaintiffs’ attorneys’ fees not covered by insurance.

Other income (expense), net

Other income (expense), net, was net income of approximately $433,000 and an expense of approximately $58,000 for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to $245,000 related to the U.S. Government’s Therapeutic Discovery Project Program, an asset sale of $100,000, favorable realized foreign currency translations, and a decrease in interest expense; partially offset by decreases of $109,000 in net gains in marketable securities, interest income, and miscellaneous other income items .

Liquidity and Capital Resources

As of June 30, 2011, cash, cash equivalents and current marketable securities totaled $114.4 million, compared to $135.5 million at December 31, 2010. Our cash equivalents and current marketable securities are held in certificates of deposit, mutual funds, and U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA.

We have a history of recurring losses from operations and had an accumulated deficit of $751.7 million as of June 30, 2011. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of June 30, 2011, we had working capital of $107.4 million. Other commitments and contingencies that may result in contractual obligations to pay are described in the notes to our condensed consolidated financial statements included elsewhere in this report.

Based on our current plans, we believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements into early 2013.

Cash Flows

We consider the material drivers of our cash flow to be sales volumes, working capital, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the six months ended June 30, 2011, was $20.2 million, as compared to $21.1 million for the same period in 2010. The use of cash was primarily a result of the net loss of $33.6 million for the six months ended June 30, 2011, adjusted for non-cash items of depreciation and amortization of $3.0 million, stock-based compensation, including restricted stock, of $6.1 million, license fee payable of $1.5 million and warrants granted of $1.2 million associated with the CUHK agreement, offset by a non-cash change in deferred rent of $0.4 million. The changes in our operating assets and liabilities primarily consisted of higher accounts payable and accrued expense balances, which resulted in cash provisions of $2.7 million, offset by higher prepaid expenses and other assets, which resulted in cash usage of $1.0 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $59.4 million for the six months ended June 30, 2011, compared to cash used of $6.5 million for the same period in 2010. For the six months ended June 30, 2011, the net change in our marketable securities used cash of $53.8 million, plus cash usages for the purchases of capital equipment of $6.9 million, offset by cash provided by the release of restricted cash of $1.3 million. This is compared to cash used in investing activities in the comparative period in 2010, which consisted of a net change in our marketable securities that used cash of $5.2 million, plus cash usages for the purchases of capital equipment that used $1.3 million.

Net cash provided by financing activities was $4.3 million and $47.7 million for the six months ended June 30, 2011 and 2010, respectively. Financing activities during the six months ended June 30, 2011, included borrowings of $5.0 million on the term loan and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $1.1 million; offset by cash used for repayments on our debt and capital lease obligation of $1.8 million. This is compared to financing activities during the six months ended June 30, 2010, which included net proceeds from the private placement of our common stock of $47.8 million, the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $0.6 million; offset by cash used for repayments on our debt and capital lease obligation of $0.7 million.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of June 30, 2011 and December 31, 2010, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

Foreign currency rate fluctuations

We have foreign operations whose functional currencies are the Great British Pound (GBP), the Japanese Yen (Yen), the Australian Dollar (AUD) and the Euro (EUR). The subsidiaries’ accounts are translated from the relevant functional currency to the United States Dollar (USD) using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the USD.

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

Functional currency of operations	As of June 30, 2011 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$1.4	$0.8

A movement of 10% in the USD to AUD exchange rate would create an unrealized gain or loss of approximately $138,000. A movement of 10% in the USD dollar to EUR exchange rate would create an unrealized gain or loss of approximately $75,000. We do not believe that a movement in the exchange rate between the USD and the GBP, the Yen, or any other foreign currencies, to which we are exposed, respectively, would have a material impact on our business or operating results during the periods presented.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three and six months ended June 30, 2011. We had no deferred gains or losses during the period covered.

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

Our disclosure controls and procedures have been designed to provide reasonable assurance that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the SEC in the manner and within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that the information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Further, management determined that as of June 30, 2011, there were no changes in internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Investigation

In June 2009, we received written notification that the Enforcement staff of the SEC had initiated an investigation following our April 2009 announcement regarding the trisomy 21 test then under development. As part of this investigation, the SEC staff also required us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. On March 7, 2011, the staff of the SEC advised us that it is considering recommending that the SEC bring a civil injunctive action against us alleging that we violated Sections 10(b) and 13(a) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder. We have cooperated fully with the SEC in its investigation and will endeavor to negotiate an acceptable resolution with the staff, but any resolution that we may negotiate with the staff will be subject to the approval of the SEC. There can be no assurance that such resolution will not have a material adverse effect on our business, results of operation or financial condition.

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

Former Employee Litigation

In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that conducted the investigation of activity related to the trisomy 21 test, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran’s claims arise from acts in furtherance of the defendants’ right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter.

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

Our cash, cash equivalents and current marketable securities were $114.4 million as of June 30, 2011. Based on our current plans, we believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements into early 2013. Our announced plans for research and development activities to expand our diagnostic test menu can only be implemented if we are successful in raising significant funds. In addition, there can be no assurances that our research and development activities will be successful. We need to collect a large number of patient samples in a timely manner in order to execute our molecular diagnostic research and development activities. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

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

•

Sequenom CMM’s success in generating revenues from its testing services for cystic fibrosis carrier screening, fetal Rhesus D genotyping, and AMD, and the level of reimbursement and collections for these and future tests;

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

*Uncertainty regarding the MaterniT21(formerly SensiGene Trisomy 21) Test and other planned tests could materially adversely affect our business, financial condition and results of operations.

Sequenom CMM is focusing its research and development efforts on a noninvasive trisomy 21 test that analyzes DNA samples utilizing massively parallel shotgun sequencing, or MPSS, instead of our proprietary MassARRAY system. We and Sequenom CMM have limited experience developing and no experience commercializing sequencing-based technology and need to rely on collaborative partners and sequencing technology provided by others in order to commercialize a test utilizing sequencing. We have no control over the manufacture of the sequencers and consumables that Sequenom CMM expects to use for the MaterniT21 Test, including whether such sequencers will meet our quality system requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we will need for such a test.

The launch of any diagnostic test will require the completion of certain clinical development and commercialization activities, including the efforts of collaborative partners on which we rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any test or that we will be able to establish or maintain the collaborative relationships that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient samples and we may not be able to use prior collected samples or collect a sufficient number of appropriate samples in a timely manner in the future to complete clinical development for a trisomy 21 test or any other planned molecular diagnostic test. Failure to possess or to collect a sufficient number of appropriate samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, and launch, any of the planned tests. Our inability to use prior collected samples or any failure to complete our on-going clinical studies or commercialization of the trisomy 21 test, as well as other planned screening and diagnostic tests could have material adverse effects on our business, operating results or financial condition.

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

Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM laboratory developed tests. Sequenom CMM has committed significant research and development resources for the development and validation of laboratory developed tests and Sequenom has likewise invested significant research and development resources. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services that Sequenom CMM has launched or plans to launch in the future. In September 2009, Sequenom CMM launched a testing service for cystic fibrosis carrier screening. In early 2010, Sequenom CMM launched a testing service for noninvasive prenatal Rhesus D. In the second quarter of 2011, Sequenom CMM launched a testing service for assessment of risk for developing wet AMD. Sequenom CMM is pursuing the development and launch of a testing service for noninvasive prenatal risk assessment for trisomy 21. However, there is no guarantee that Sequenom CMM will be able to successfully launch these or other diagnostic testing services on anticipated timelines. We have limited experience in licensing, manufacturing, selling, marketing or distributing diagnostic tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate revenue from the sale of such tests or Sequenom CMM’s laboratory developed testing services. Even if we are able to develop noninvasive prenatal diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate significant revenue from the sale of such tests or testing services, including the following:

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

•	the extent and success of Sequenom CMM’s sales and marketing efforts and ability to drive adoption of its diagnostic testing services;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician adoption of any diagnostic tests we or Sequenom CMM develops;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; or

•	our ability to license and protect our SEQureDx patented technology and our other technologies.

*Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability to raise additional capital;

•

our success and our distributors’ success in marketing and selling, and changes in the demand for, our products and services, including our MassARRAY system and iPLEX multiplex genotyping application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

•	Sequenom CMM’s success in providing its diagnostic testing services and the level of reimbursement and collection obtained for these tests;

•	our success in manufacturing, marketing and selling the MassARRAY Analyzer 4;

•	the pricing of our products and services and those of our competitors;

•	our success in collecting payments from customers and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•	the timing and cost of any new product or service offerings by us;

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 46% and 43% of our total revenues for the three and six months ended June 30, 2011, respectively, compared to 47% and 48% for the three and six months ended June 30, 2010, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

*The FDA has expressed specific concern regarding direct-to-consumer genetic tests, and may require that such tests be offered only under 510(k) clearance or PMA and not as laboratory developed tests.

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

We intend to publish results of certain of our studies, including studies of Sequenom CMM’s MaterniT21 LDT currently under development, and there can be no assurance that such results will be viewed favorably by clinicians, patients or investors when published. For example, a manuscript describing the results from our laboratory verification study was published online in February 2011, in the American Journal of Obstetrics & Gynecology, or AJOG. A hard copy publication is available in the March 2011 print edition of AJOG. In addition, Sequenom CMM’s scientific collaborators and other third parties may also publish results relating to their own studies. There can be no assurance that the results of their studies when published will be viewed favorably. If such results are not viewed favorably after publication, it could have a negative impact on the perception of our technology and prospects. Additionally, there can be no assurance that the results of others’ studies are indicative of our own future study results or of our ability to develop and commercialize noninvasive molecular diagnostic tests.

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

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies, including United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors in litigation or by proceedings such as interference, oppositions and reexaminations, as is the case with the appeal pending before the European Patent Office with respect to the European patent equivalent of United States Patent No. 6,258,540 (European Patent No. 994963). As a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents. With respect to the MaterniT21 test under development, Sequenom CMM is currently focusing its efforts on a test that analyzes DNA samples utilizing MPSS instead of our proprietary MassARRAY system. While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform and we are also the licensee of a patent application that contains claims regarding the use of MPSS in prenatal diagnostics, we are also aware of other patent applications that contain the same claims and similar claims and are owned or controlled by a potential competitor. The issuance by the U.S. Patent and Trademark Office of a patent with respect to any of these applications could result in an interference proceeding, which would be expensive and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully commercialize the MaterniT21 test under development. For example, on February 15, 2011, Stanford University was issued United States Patent No. 7,888,017 titled “Non-invasive Fetal Genetic Screening by Digital Analysis” which includes patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. We believe a competitor may have licensed rights to the ‘017 patent. If we are forced to challenge the validity of the ‘017 patent and defend against claims of infringement of that patent, or if we are forced to defend against any other asserted intellectual property right, we will face costly litigation and diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.

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

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products and our MassARRAY system (including the MassARRAY Analyzer 4), from which we derive a substantial portion of our revenues, or Sequenom CMM’s MaterniT21 or AMD LDTs under development, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business and may harm our reputation.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with larger companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent

No. 6,258,540 and foreign equivalents), exclusive rights we have acquired for the development and commercialization of a test for risk assessment of developing wet AMD, and other rights we have acquired to potentially expand our product portfolio and generate additional sources of revenue. If we do not achieve certain milestones in a timely manner, particularly with respect to the planned test for trisomy 21, we risk losing our exclusive license rights from Isis and may also lose rights under our other licenses if we do not adequately pursue commercialization in the manner specified in those licenses. In the case of the Isis license, we have satisfied all milestone obligations under the license agreement regarding Sequenom CMM’s development of a fetal Rhesus D genotyping LDT and a fetal sex determination LDT, and provided Sequenom CMM meets its anticipated launch for a trisomy 21 LDT and we meet our U.S. FDA submission date for a trisomy 21 test, we will have satisfied all milestone obligations under the license agreement regarding that test and the license would no longer be convertible to a non-exclusive license. Disputes may also arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business.

We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully develop any diagnostic or other products or applications including the Sequenom CMM MaterniT21 Test under development, or generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business.

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

*Ethical, privacy, or other concerns about the use of genetic information could reduce demand for our products and services.

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

Some of our competitors may have greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently making or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products that may render our technologies or products obsolete or that have superior intellectual property rights. The delay in the development and launch of a trisomy 21 test, as well as developments in the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, and the lawsuit filed by our former chief financial officer or other pending private litigation may adversely affect our competitive position and the market acceptance of any tests that we may commercialize and may affect our ability to maintain and recruit key personnel.

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

In September 2009, Sequenom CMM commercially launched its testing service for cystic fibrosis carrier screening, in early 2010 it launched its testing service for noninvasive fetal Rhesus D genotyping, and in the second quarter of 2011 it launched its AMD test, and it intends to continue launching additional molecular diagnostic testing services in the future. Because these LDTs have only recently been launched, demand for and reimbursement by payors of these tests is uncertain. Because certain of the molecular diagnostic LDTs Sequenom CMM has launched or intends to launch as a testing service may not be medically necessary or may otherwise not be subject to reimbursement by payors, it is difficult to know how much demand there will be for such tests by physicians. Sequenom CMM generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test it has very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom CMM may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition.

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

We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 62% and 64% of our genetic analysis segment sales were made outside of the United States during the three and six months ended June 30, 2011, respectively, compared to 56% and 57% for the three and six months ended June 30, 2010, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2011 we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock on May 3, 2011 as reported by The Nasdaq Global Market (the Warrant). The Warrant is immediately exercisable via cash payment or net exercise and has a term of seven years. We issued the Warrant pursuant to the License Agreement we entered into with CUHK on May 3, 2011.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Restated Bylaws of Registrant, as amended.

3.3 (3)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1 (1)	Specimen common stock certificate.

4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3 (3)	Form of Right Certificate.

4.4	Warrant dated May 3, 2011, issued to The Chinese University of Hong Kong Foundation Limited.

10.1 *	License Agreement dated May 3, 2011, between the Registrant and The Chinese University of Hong Kong.

10.2	Loan Agreement dated May 31, 2011, between the Registrant, Sequenom CMM, and Silicon Valley Bank.

10.3	First Amendment to Loan Agreement dated May 31, 2011, between the Registrant, Sequenom CMM, and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: August 4, 2011	By:	/S/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer