Form 10-Q
period 2011-09-30
SEQUENOM INC
filed 2011-11-03
CIK 1076481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2011

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2011, was 99,341,985.

SEQUENOM, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share information)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,211	$116,647
Marketable securities	56,964	18,833
Restricted cash	71	1,404
Accounts receivable, net	6,661	6,911
Inventories	9,389	5,605
Prepaid expenses and other assets	3,429	2,387

Total current assets	120,725	151,787
Marketable securities	1,117	—
Equipment and leasehold improvements, net	19,698	11,038
Intangible assets, net	484	773
Goodwill	10,007	10,007
Other assets	960	674

Total assets	$152,991	$174,279

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,131	$5,958
Accrued expenses	11,687	9,947
Deferred revenue	2,263	2,624
Long-term debt and obligations, current portion	461	938

Total current liabilities	27,542	19,467
Deferred revenue, less current portion	861	518
Other long-term liabilities	2,059	2,660
Long-term debt and obligations, less current portion	11,672	902
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 99,257,052 and 98,849,381 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	99	99
Additional paid-in capital	879,885	867,977
Accumulated other comprehensive income	984	786
Accumulated deficit	(770,111)	(718,130)

Total stockholders’ equity	110,857	150,732

Total liabilities and stockholders’ equity	$152,991	$174,279

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Genetic analysis product sales and services	$11,362	$10,997	$34,929	$32,371
Diagnostic services	2,219	687	5,494	1,335

Total revenues	13,581	11,684	40,423	33,706

Cost of revenues:
Cost of genetic analysis product sales and services	3,501	2,980	10,274	10,964
Cost of diagnostic services	1,958	1,123	4,714	2,858

Total cost of revenues	5,459	4,103	14,988	13,822

Gross margin	8,122	7,581	25,435	19,884

Operating expenses:
Research and development	12,643	11,305	40,420	32,925
Selling and marketing	8,276	6,904	22,014	20,409
General and administrative	5,461	5,288	15,337	16,586
Litigation settlement, net of revaluation gains	—	7,049	—	48,848

Total operating expenses	26,380	30,546	77,771	118,768

Loss from operations	(18,258)	(22,965)	(52,336)	(98,884)
Other (loss) income, net	(24)	224	409	167

Loss before income taxes	(18,282)	(22,741)	(51,927)	(98,717)
Income tax (expense) benefit	(90)	5	(53)	(105)

Net loss	$(18,372)	$(22,736)	$(51,980)	$(98,822)

Net loss per common share, basic and diluted	$(0.19)	$(0.30)	$(0.52)	$(1.44)

Weighted average shares outstanding, basic and diluted	99,220	75,260	99,082	68,637

See accompanying notes.

SEQUENOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(51,980)	$(98,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation settlement, net of revaluation gains	—	48,510
Stock-based compensation	9,240	8,677
Warrant issued for license	1,155	—
License fee payable	1,500	—
Bad debt expense	(50)	664
Depreciation and amortization	4,851	4,097
Deferred rent	(595)	(500)
Other non-cash items	(7)	180
Changes in operating assets and liabilities:
Accounts receivable, net	407	1,990
Inventories	(3,769)	1,649
Prepaid expenses and other assets	(1,313)	(372)
Accounts payable and accrued expenses	7,491	2,289
Deferred revenue	(81)	768
Other liabilities	(15)	(399)

Net cash used in operating activities	(33,166)	(31,269)
Investing activities
Purchases of equipment and leasehold improvements	(13,228)	(3,263)
Purchases of marketable securities	(137,292)	(23,850)
Proceeds from sales of marketable securities	54,907	497
Maturities of marketable securities	43,155	19,240
Release (increase) of restricted cash	1,334	(17)

Net cash used in investing activities	(51,124)	(7,393)
Financing activities
Proceeds from private placement, net of issuance costs	—	47,770
Proceeds from exercise of stock options and ESPP purchases	1,510	1,046
Borrowings on term loan	12,000	—
Payments on borrowings of debt and obligations	(1,776)	(1,014)

Net cash provided by financing activities	11,734	47,802

Net (decrease) increase in cash and cash equivalents	(72,556)	9,140
Effect of exchange rate changes on cash and cash equivalents	120	(76)
Cash and cash equivalents at beginning of period	116,647	26,919

Cash and cash equivalents at end of period	$44,211	$35,983

See accompanying notes.

SEQUENOM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Significant Accounts

Nature of the Business

We are a molecular diagnostic testing and genetics analysis company committed to providing products, services, applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive women’s health-related and prenatal diagnostics, ophthalmology, oncology, infectious diseases, and other medical conditions, disorders, and diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc., have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Sequenom, Inc., and our wholly-owned subsidiaries located in the United States, Germany, the United Kingdom, Japan, India, and Hong Kong. All significant intercompany accounts and transactions are eliminated in consolidation. These statements do not include all of the information and disclosures required by GAAP for complete financial statements. As permitted, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial information have been included. Interim results are not necessarily indicative of results for a full year or any other period(s).

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (SEC) on March 8, 2011, and as amended thereafter.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Genetic analysis product sales and services revenue primarily consists of sales of system instrumentation and consumables used in genetic analysis, including extended warranty services associated with the instrumentation as well as other amounts earned under contract research agreements. Diagnostic services revenues consist of performing laboratory developed tests, or LDTs, for cystic fibrosis carrier screening, fetal Rhesus D genotyping, and age-related macular degeneration, or AMD.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We adopted the standard and, effective as of January 1, 2011, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specified return or refund privileges.

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

We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price is established considering internal factors such as historical selling prices, pricing practices and controls, and customer segment pricing strategies.

Diagnostic revenues from Sequenom Center for Molecular Medicine, LLC, or Sequenom CMM, have been recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors and limited collections experience. We generally bill third-party payors upon generation and delivery of a report to the physician. As such, we take assignment of benefits and risk of collection with the third-party payor. We usually bill the patient directly for amounts not covered by their insurance carrier in the form of co-pays and deductibles, but only after multiple requests for full payment have been denied or only partially paid by the insurance carrier. Some payors may not cover our test as ordered by the physician under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place. We will continue to recognize revenue upon cash collection until we can reliably estimate collectability, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously unrecognized until cash collection.

Collaboration, Development and Licensing Agreements

We enter into license agreements and collaborative research and development arrangements with partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront license and other fees, milestone payments, and royalties. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. We adopted the standard and, effective as of January 1, 2011, we recognize milestone payments as revenue that meet the definition of a milestone as (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, (2) the event can only be achieved in whole or in part on either the Company’s performance or a specific outcome resulting from the Company’s performance, and (3) if achieved, the event would result in additional payments being due. If the milestone is not substantive or is assured at the inception of the agreement, the payment is generally recognized as revenue over the remaining service period. We do not expect to receive any significant milestone revenue from our current license and collaboration agreements.

Cash, Cash Equivalents, and Marketable Securities

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased. Investments with an original maturity of more than three months are considered marketable securities and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity.

The following is a summary of our marketable securities (in thousands):

		September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency backed debt securities	$6,284	$42	$(1)	$6,325
Mutual funds	217	78	—	295
Certificates of deposit	6,487	15	(7)	6,495
U.S. treasury securities	44,956	10	—	44,966

Total available-for-sale securities	$57,944	$145	$(8)	$58,081

		December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency backed debt securities	$8,077	$4	$—	$8,081
Mutual funds	237	145	—	382
Certificates of deposit	5,376	—	(4)	5,372
U.S. treasury securities	4,994	4	—	4,998

Total available-for-sale securities	$18,684	$153	$(4)	$18,833

As of September 30, 2011, we had 31 available-for-sale securities in a gross unrealized loss position, which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary as it is management’s intention and ability to hold the securities until maturity or a recovery of the cost basis. The following table shows the fair values and the gross unrealized losses of our available-for-sale securities that were in an unrealized loss position as of September 30, 2011 and December 31, 2010 aggregated by investment category (in thousands):

	September 30, 2011		December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government and agency backed debt securities	$4,056	$(1)	$—	$—
Certificates of deposit	5,690	(7)	4,691	(4)

Total	$9,746	$(8)	$4,691	$(4)

Realized gains and losses are determined based on the specific identification method and are reported in other income, net, in the condensed consolidated statements of operations. Gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011, available-for-sale securities totaling $57.0 million were due within one year and $1.1 million were due within two years.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2011 and December 31, 2010, we had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.

The following table presents our fair value hierarchy for assets and liabilities, net of cash, measured at fair value on a recurring basis at September 30, 2011 (in thousands):

Description	Total	Level 1	Level 2
Cash equivalents	$28,958	$28,756	$202
Government and agency backed debt securities	6,325	—	6,325
Mutual funds	295	295	—
Certificates of deposit	6,495	—	6,495
U.S. treasury securities	44,966	44,966	—

Total	$87,039	$74,017	$13,022

We measure the fair value of debt securities in government sponsored entities on a recurring basis primarily using quoted prices for similar assets in active markets. There were no transfers in or out of Level 2 and Level 3 investments during the nine months ended September 30, 2011 or during the year ended December 31, 2010.

Goodwill and Purchased Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of acquired businesses. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets, such as lab accreditations, patent rights and licenses, requires the use of estimates and the exercise of judgment. These judgments can significantly affect our net operating results. As of September 30, 2011 and December 31, 2010, we had goodwill recorded of $10.0 million, respectively.

We annually evaluate our goodwill and purchased intangible assets at the reporting unit level during the fourth quarter of each fiscal year, or more frequently if we believe indicators of impairment are present.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value (net realizable value). The components of inventories were as follows (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$8,327	$3,738
Work in process	—	45
Finished goods	1,062	1,822

Total	$9,389	$5,605

We estimate the recoverability of our inventory by reference to our internal estimates of future demands, product life cycles, expected expiration dates, and current market prices. Our reserve for obsolete and slow-moving inventory was $1.2 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively.

Warranty Cost and Reserves

We record a warranty provision related to the sales of our MassARRAY system based on our historical experience of returns and repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY system. We establish an accrual for estimated warranty expenses associated with system sales based on historical warranty expense. This expense is recorded as a component of cost of product revenue. Changes in our warranty liability during the nine months ended September 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$152
Additions charged to cost of revenues	83
Repairs and replacements	(42)

Balance as of September 30, 2011	$193

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

Foreign Currency Translation and Transactions

The financial statements of our German, United Kingdom, and Japanese subsidiaries are measured using, the Euro (EUR), Great British pound (GBP), and the Japanese Yen (JPY), the respective functional currency of each entity. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the three and nine months ended September 30, 2011 and 2010.

Deferred Financing Costs

Debt issuance costs are capitalized and amortized over the term of the underlying debt instruments using the effective-interest method. Debt issuance costs paid directly to lending institutions are recorded as a debt discount presented net of debt, while debt issuance costs paid to third parties are recorded as other assets in the accompanying condensed consolidated balance sheets.

Income Taxes

Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of September 30, 2011 and December 31, 2010, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold of being released. Changes in the valuation allowance are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.

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

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Common stock equivalents consisting of exercisable stock options of 4,666,896, warrants of 259,035, and restricted stock of 996,457 were not included in the computation of diluted net loss per share as their effect was anti-dilutive for all periods presented. In period of a net loss position, basic and diluted weighted-average shares are the same.

Stock-Based Compensation

Stock-based compensation cost for all stock-based payment awards, including employee stock options and rights to purchase shares under our Employee Stock Purchase Plan, or ESPP, is measured at the grant date based on the estimated fair value of the award using the Black-Scholes option pricing model. Restricted stock units are valued at the market value on the date of grant. For stock options and restricted stock units, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a time-based service vesting feature. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting periods. Stock-based compensation is recognized only for those awards that are ultimately expected to vest, and we have applied a forfeiture rate to unvested awards for the purpose of calculating the compensation cost. These estimates may be reversed in future periods if actual forfeitures differ from our estimates. Our net loss for the three and nine months ended September 30, 2011 and 2010 included the following expense related to our stock-based compensation awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$1,167	$987	$3,550	$3,013
Selling and marketing	871	835	2,588	2,489
General and administrative	1,081	1,017	3,102	3,175

Total	$3,119	$2,839	$9,240	$8,677

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

The fair value of options granted to non-employees is estimated at the measurement date using the Black-Scholes option pricing model and remeasured at each reporting date to fair value, with changes recorded in the statement of operations in the current period. Total stock-based compensation for options granted to non-employees for the three months ended September 30, 2011 and 2010, was $18,000 and $35,000, respectively. Total stock-based compensation for options granted to non-employees for the nine months ended September 30, 2011 and 2010, was $47,000 and $198,000, respectively.

As of September 30, 2011, total compensation cost related to non-vested stock options not yet recognized was $18.6 million, which is expected to be recognized over the next 2.8 years. As of September 30, 2011, total compensation cost related to non-vested restricted stock not yet recognized was $1.0 million, which is expected to be recognized over the next 2.0 years.

Comprehensive Loss

Comprehensive loss and its components encompasses all changes in equity other than those with stockholders and includes net loss, unrealized gains and losses on our available for sale marketable securities and foreign currency translation gains and losses, and are disclosed as a separate component of stockholders’ equity. A summary of our comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(18,372)	$(22,736)	$(51,980)	$(98,822)
Unrealized (loss) gain on marketable securities	(71)	16	65	(34)
Foreign currency translation adjustments	(169)	439	213	(180)
Foreign income tax provision	—	—	(79)	—

Comprehensive loss	$(18,612)	$(22,281)	$(51,781)	$(99,036)

Recent Accounting Pronouncements

In September 2011, the FASB issued an ASU related to Testing Goodwill for Impairment that gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Under this guidance, only if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount are we required to perform the two-step test. Otherwise, we can skip the two-step test. This guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We have early adopted this guidance.

In April 2010, the FASB issued an ASU related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The update was effective for us beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements. We do not expect to receive any significant milestone revenue from our current license and collaboration agreements.

In January 2010, the FASB issued an ASU related to Fair Value Measurements and Disclosures that requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which was effective for us beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued an ASU related to Revenue Recognition that amends the previous guidance on arrangements with multiple deliverables. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. The update was effective for us beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

New Accounting Standards Not Yet Adopted

In June 2011, the FASB issued an ASU related to the Presentation of Comprehensive Income. The guidance requires an entity to present items of net income and other comprehensive income (OCI), and total comprehensive income either in a single continuous statement of comprehensive income or two separate but continuous statements. We will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of other comprehensive income in their interim and annual financial statements. This guidance is required to be implemented retrospectively during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued an ASU related to Fair Value Measurements and Disclosures that clarified and amended the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB also clarified the intent of existing fair value measurement requirements. The new and revised disclosures are required to be implemented prospectively during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this update is not expected to have a material impact on our condensed consolidated financial statements.

(2) Acquisition

SensiGen, LLC

In February 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC (SensiGen). The acquisition of the SensiGen assets provided us with intellectual property related to certain molecular diagnostics for women’s health and cancer. The acquisition resulted in the recognition of goodwill at the time of purchase of approximately $7.0 million and is now part of our wholly-owned subsidiary, Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen’s business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid SensiGen cash consideration of approximately $1.9 million, which included a loan advance of $340,000, and issued common stock valued at $1.9 million (utilizing the minimum floor price of $20.94 per share in accordance with the Agreement). An additional $1.3 million was contingently payable to SensiGen upon the completion of certain triggering events with either cash or shares of our common stock (priced at the average closing price of our common stock over the ten trading day period ending on the third trading day prior to the applicable triggering event for such payment). During 2009, we satisfied one of the triggering events related to the Agreement with a cash payment of $130,000. The remaining contingent consideration was remeasured and the liability increased to $541,000 as of December 31, 2009. During 2010, we satisfied additional obligations with an aggregate cash payment of $520,000. As of December 31, 2010, we measured the remaining contingent consideration and increased the remaining accrual balance to $53,000. Since April 2011 we have not believed the remaining trigger events are likely to occur prior to the end of the period specified in the Agreement and therefore we reversed the $53,000 previously accrued for the remaining contingent consideration.

(3) Business Segment Information

Description of the types of products and services from which each reportable segment derives its revenues

We operate two primary business segments, Molecular Diagnostics and Genetic Analysis. Molecular Diagnostics researches, develops and commercializes noninvasive molecular diagnostic tests for women’s health-related and prenatal diagnostics, ophthalmology, and other medical conditions, disorders and diseases. Genetic Analysis develops, markets, and sells our proprietary MassARRAY system, comprised of hardware, software applications, and consumable chips and reagents, which are marketed to premier clinical research laboratories, bioagriculture, biotechnology, and pharmaceutical companies. Genetic Analysis also provides contract research services.

Revenue for Molecular Diagnostics is generated from customers located within the United States. Revenue for Genetic Analysis is generated primarily from customers and/or distributors located in North America, Europe and Asia.

Measurement of segment profit or loss and segment assets

We evaluate performance and allocate resources based on total segment revenue, operating expenses and operating profit or loss exclusive of general and administrative expenses and other indirect overhead costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. No evaluation of segment performance or allocation of resources is done by our chief operating decision maker in consideration of segment assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are immaterial.

Unallocated expenses for research and development and sales and marketing expenses consist of stock-based compensation, indirect overhead expenses, and allocated and absorbed costs. Unallocated operating loss consists of general and administrative expenses, stock-based compensation, indirect overhead expenses, litigation settlement, and unabsorbed costs.

Factors management used to identify our reportable segments

Our reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to senior management to make decisions as to the allocation of resources and to assess performance. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities. The following table sets forth our revenues and operating loss from our Molecular Diagnostic (including Sequenom CMM) and Genetic Analysis segments for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Molecular diagnostics	$2,219	$687	$5,494	$1,335
Genetic analysis	11,362	10,997	34,929	32,371

Total revenues	$13,581	$11,684	$40,423	$33,706

Operating (loss) gain:
Molecular diagnostics	$(10,631)	$(9,619)	$(28,080)	$(27,114)
Genetic analysis	2,583	3,803	10,236	8,314
Unallocated	(10,210)	(17,149)	(34,492)	(80,084)

Total operating loss	$(18,258)	$(22,965)	$(52,336)	$(98,884)

(4) Debt and Obligations

Debt

In May 2011, we and our wholly-owned subsidiary Sequenom CMM entered into a Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or SVB, that allows for term loans of up to $20.0 million, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of our and Sequenom CMM’s assets, except for intellectual property, and are subject to certain other exceptions. The Loan Agreement includes limitations on our ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.

Under the Loan Agreement, term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum. We may borrow under the term loan through August 31, 2012. The term loan borrowings are to be repaid in 33 equal installments of principal, plus accrued interest commencing on September 1, 2012. The term loan requires a final payment of the greater of $420,000 or 3.5% of all advances made under the term loan, in addition to principal repayments, at the loan maturity date, which is May 1, 2015. The Company has the option to prepay the outstanding balance of the term loan in full, subject to the final payment, and a prepayment fee of 2% of the principal amount prepaid if the prepayment occurs before August 31, 2012. As of September 30, 2011, we had borrowed $12.0 million under this term loan.

Under the terms of the revolving credit facility, we may borrow up to $10 million based on percentage of eligible accounts receivable, as defined within the Loan Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate equal to 1% over the U.S. prime rate, with principal due the maturity date of May 31, 2014. We have the option to terminate the revolving credit facility prior to the loan maturity date and repay the outstanding balance in full, subject to a termination fee between 1% to 3% depending upon when prepayment occurs. At September 30, 2011, no amounts had been drawn under this credit line.

At September 30, 2011 we were in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring us to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus our operating liquidity.

In connection with our acquisition of SensiGen in February 2009, we assumed two loans with an aggregate balance at the closing date of approximately $3.2 million. The first loan of approximately $0.3 million had a stated interest rate of 1% with all payments deferred until March 2013. The second loan of approximately $2.9 million had a stated interest rate of 7% with monthly principal payments of approximately $68,000 through September 2012. Both of these loans were repaid during the second quarter of 2011.

Capital Lease

In the second quarter of 2009, we entered into a 36 month capital lease arrangement for new phone equipment, which was capitalized with office furniture and equipment at an aggregate balance of approximately $366,000. As of September 30, 2011, we had approximately $64,000 outstanding on this capital lease.

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

In February 2009, liaison counsel for plaintiffs informed the District Court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the District Court. In April 2009, the parties submitted a tentative settlement agreement to the District Court and moved for preliminary approval thereof. In June 2009, the District Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In September 2009, the District Court held a final fairness hearing. In October 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, three shareholders filed a Petition for Permission to Appeal Class Certification Order in the Second Circuit Court of Appeals, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases and a number of shareholders also filed direct appeals to the Second Circuit, objecting to final approval of the settlement. All but one of the appeals were eventually dismissed, and the Second Circuit thereafter remanded to the District Court for a determination whether the final shareholder appellant is a class member with standing to appeal. In August 2011, the District Court found that the final shareholder was not a member of the class. In September 2011, the shareholder filed a notice of appeal of the District Court’s determination. If that determination is affirmed on appeal, or if the shareholder is found to have standing and the settlement is thereafter affirmed on appeal, the settlement will result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.

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

SEC Investigation

In June 2009, we received written notification that the Enforcement staff of the SEC had initiated an investigation following our April 2009 announcement regarding the trisomy 21 test then under development. As part of this investigation, the SEC staff also required us to produce information with respect to our announcement relating to our offer to acquire EXACT Sciences, Inc. in January 2009. On March 7, 2011, the staff of the SEC advised us that it was considering recommending that the SEC bring a civil injunctive action against us alleging that we violated Sections 10(b) and 13(a) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder.

On September 1, 2011, the SEC, pursuant to Section 21C of the Exchange Act, entered a cease-and-desist Order against us relating to our public statements made between June 2008 and January 2009 regarding our trisomy 21 test then under development. In accordance with the cease-and-desist Order, we have agreed not to commit or to cause any future violations of Sections 10(b) and 13(a) of the Exchange Act, and Rules 10b-5, 12b-20, 13a-1, and 13a-11 promulgated thereunder, and monetary penalties were not imposed against us.

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

DOJ and FBI Investigation

Following our September 2009 announcement regarding the work and recommendations of a special committee of independent directors after it had completed its independent investigation of activity related to the trisomy 21 test, representatives of the Office of the U.S. Attorney for the Southern District of California contacted us to inquire about the announcement. We have cooperated fully with the U.S. Attorney and the Federal Bureau of Investigation (FBI) in this matter.

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

Former Employee Litigation

In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that conducted the investigation of activity related to the trisomy 21 test, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-

CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran’s claims arise from acts in furtherance of the defendants’ right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter. The appeal is currently pending.

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

In December 2010, we issued 6,407,738 shares of our common stock at a fair value of $8.03 per share, which represented the remaining portion of the court approved share settlement to the plaintiffs’ class in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, as further discussed in Note 5. In December 2010, we closed an underwritten public offering of our common stock totaling 16,100,000 shares of our common stock at $6.00 per share. The offering resulted in aggregate net proceeds of approximately $90.6 million after deducting underwriting commissions and transaction expenses.

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

(7) Collaborative Agreements

Illumina

In July 2011 we entered into a Sale and Supply Agreement with Illumina Inc., or Illumina, pursuant to which we and our subsidiaries have committed to purchase laboratory equipment and consumables that will be used for our fetal chromosomal detection applications, including our noninvasive MaterniT21 LDT that is designed to detect an overabundance of chromosome 21 in pregnant women, a result associated with fetal Down syndrome. The agreement requires that we submit periodic binding forecasts for consumables. Beginning in 2013, in the event that we purchase less than a specified amount of consumables during any calendar year, Illumina will be relieved of certain of its obligations and representations under the agreement, including certain of Illumina’s obligations with respect to pricing terms of the consumables that we purchase. Additionally, we and Illumina have agreed to work collaboratively toward our submission for regulatory approval of an in vitro diagnostic product for the detection of fetal chromosomal abnormalities. The agreement will remain valid for a three-year term, unless terminated earlier as provided for in the agreement. Either party may terminate the agreement prior to the expiration for the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party.

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

SEQUENOM®, SpectroCHIP®, iPLEX®, SensiGene®, and MassARRAY® are registered trademarks and SEQureDx™, iSEQ™, RetnaGene™, AttoSense™, and MaterniT21™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

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

Operating Segments

We operate our business on the basis of two reportable segments, Molecular Diagnostics (including Sequenom CMM) and Genetic Analysis. A further description of the operations of these segments is below. The following table sets forth our revenues and operating loss from our Molecular Diagnostic and Genetic Analysis segments for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Molecular diagnostics	$2,219	$687	$5,494	$1,335
Genetic analysis	11,362	10,997	34,929	32,371

Total revenues	$13,581	$11,684	$40,423	$33,706

Operating (loss) gain:
Molecular diagnostics	$(10,631)	$(9,619)	$(28,080)	$(27,114)
Genetic analysis	2,583	3,803	10,236	8,314
Unallocated	(10,210)	(17,149)	(34,492)	(80,084)

Total operating loss	$(18,258)	$(22,965)	$(52,336)	$(98,884)

We evaluate performance and allocate resources based on total segment revenue, operating expenses, and operating profit or loss exclusive of general and administrative expenses and other indirect overhead costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities. No evaluation of segment performance or allocation of resources is done by our chief operating decision maker in consideration of segment assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are immaterial.

Molecular Diagnostics and SEQureDx Technology

We are committed to researching, developing, and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, women’s health-related disorders and diseases, ophthalmology, oncology, infectious diseases, and other medical conditions, disorders and diseases. Currently, we are primarily focused on developing and commercializing prenatal diagnostic tests using our foundational, patent-protected, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology, which we in-license from Isis Innovation Limited, or Isis. This technology uses a maternal blood sample for a prenatal diagnosis or risk assessment in order to provide reliable information about the presence, amount, or absence of fetal genetic material in early pregnancy. We have branded our technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on developing noninvasive in vitro diagnostic tests using our proprietary MassARRAY system and/or nucleic acid sequencing platforms currently provided by Illumina, Inc. We plan to conduct the development, validation, and other activities necessary to file submissions with the U.S. Food and Drug Administration, or FDA, seeking clearance or approval for commercialization of our in vitro diagnostic tests in the United States. To that end, in 2010 we submitted a pre-investigational device exemption submission and supplements to the FDA for an in vitro diagnostic test for fetal chromosome 21 aneuploidy, such as trisomy 21, and have met with the FDA, and will continue to do so, to discuss our proposed preclinical and clinical study designs.

Sequenom Center for Molecular Medicine

Sequenom Center for Molecular Medicine, LLC, or Sequenom CMM, is our wholly-owned subsidiary, and operates a laboratory located in Grand Rapids, Michigan, and a second laboratory located in San Diego, California, that are both accredited by the College of American Pathology, or CAP, and compliant with the certification requirements for high complexity testing under the Clinical Laboratory Improvement Amendments, of 1988, as amended, or CLIA. Sequenom CMM develops and validates laboratory developed tests, or LDTs, for use in and solely by Sequenom CMM as a testing service to physicians. Sequenom CMM utilizes our patented SEQureDx ccff technology in developing some of its LDTs. Sequenom CMM has validated and currently offers to physicians four LDTs: MaterniT21 LDT to determine the relative amount of chromosome 21 in circulating cell-free DNA; SensiGene RHD Genotyping to determine a mother’s blood type and Rhesus D (RhD) factor; SensiGene Cystic Fibrosis Carrier Screening to help identify individuals who may have an increased risk of having certain CF genetic mutations; and RetnaGene AMD to predict genetic predisposition to develop late-stage (wet) age-related macular degeneration, or AMD. Patient samples are collected by physicians and submitted to Sequenom CMM for testing and the results are reported back to the ordering physician.

We have invested substantially in Sequenom CMM’s information technology infrastructure to enhance the capabilities of the laboratories to track samples and provide electronic ordering and reporting and are putting in place sample collection and transportation logistics that can be scaled as demand for Sequenom CMM’s molecular diagnostic testing services increases. Sequenom CMM intends to provide reimbursement recommendations and enter into contracts with third-party payors to establish contractual pricing for its LDTs.

Sequenom CMM has developed and in October 2011 commercialized the MaterniT21 LDT for testing pregnant women who are at increased risk (by medical and clinical indicators) of carrying a fetus with trisomy 21. The MaterniT21 test is an LDT that analyzes circulating cell-free DNA extracted from a maternal blood sample. The test detects an increased representation of chromosome 21 material, which is associated with trisomy 21. With technological advances and projected instrument and reagent costs of massively parallel shotgun sequencing declining rapidly, Sequenom CMM believes that performing the MaterniT21 LDT on a massively parallel shotgun sequencing platform is commercially attractive compared to other platforms. The MaterniT21 LDT is a noninvasive testing service that Sequenom CMM has demonstrated in a large scale clinical validation study to have high specificity and sensitivity compared to currently available serum biochemical screening tests, can be used during the first and second trimesters of pregnancy, has broad ethnic coverage of the global population, and is a direct genetic test, not a surrogate marker.

In November 2010, Sequenom CMM presented the results from a pilot 96 patient study of a trisomy 21 test using massively parallel shotgun sequencing at a meeting of the American Society of Human Genetics. Based on the results of this small study, Sequenom CMM started and completed a larger study that analyzed 480 patient samples collected from pregnant women at increased risk for fetal chromosome 21 aneuploidy. A manuscript describing the results from this larger laboratory verification study was published online on February 10, 2011, in the American Journal of Obstetrics & Gynecology.

Based on the results from these two studies, Sequenom CMM undertook a large pivotal clinical validation study. The study was sponsored by Sequenom, but was designed, implemented, analyzed, and reported by researchers at Women & Infants Hospital / Alpert School of Medicine of Brown University in Rhode Island, and was an independent multi-center international collaboration. In this study, Sequenom CMM tested patient samples that had been collected under an institutional review board-approved clinical study conducted under the auspices of the Women & Infants Hospital in Rhode Island. The total number of patient samples in the clinical validation study was approximately 2,000, of which approximately 200 were positive for trisomy 21 based on laboratory confirmation of the diagnosis performed on samples obtained from chorionic villus sampling, or genetic amniocentesis. The study design called for approximately 100 positive samples in each of the first and second trimesters of pregnancy. Sequenom CMM used essentially the same assay process in the clinical validation study that was used in the 480 sample study with the exception of employing the higher throughput Illumina HiSeq 2000, a second generation sequencer, introduced in 2010. Sequenom CMM scientists previously completed equivalency studies on the HiSeq 2000 sequencer in preparation for this large clinical validation study. This validation study was published online on October 17, 2011 by our academic collaborators in the journal Genetics in Medicine.

FDA Oversight of LDTs

Historically, the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used by the same laboratory. During a public meeting held in July 2010, the FDA explained that it was reconsidering its policy of enforcement discretion over LDTs. Citing a variety of safety concerns related to current LDTs, the FDA noted that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and cleared or approved by the FDA. However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation. We continue to monitor potential changes as the FDA’s LDT policy evolves to ensure Sequenom CMM’s activities are consistent with the FDA’s most current policy. As part of the FDA’s evolving position on the regulation of LDTs, the FDA issued letters to a number of companies in mid-2010 that primarily related to direct-to-consumer genetic testing. In these letters, the FDA expressed concern about consumers making medical decisions in reliance on genetic tests that have not undergone the FDA’s premarket review.

Although Sequenom CMM does not sell its testing services directly to consumers, we also received a letter from the FDA in July 2010. We responded to the FDA by letter in August 2010 and met with the FDA in September 2010. We reiterated at that meeting that Sequenom CMM’s LDTs are physician-ordered and neither we nor Sequenom CMM are involved in direct-to-consumer commercialization. The FDA indicated at that time it had no further questions on the direct-to-consumer issue.

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

We have also exclusively in-licensed patent rights from CUHK, which cover the use of cell-free fetal nucleic acids from biological samples, including plasma, serum, whole blood and urine, for prenatal diagnostic testing by massively parallel shotgun sequencing. These exclusive license rights include pending United States patent application publication no. US2009/0029377A1, and its pending foreign equivalents in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Certain of our license rights, which are unrelated to prenatal diagnostic testing by massively parallel shotgun sequencing, are non-exclusive. Under this license agreement with CUHK, CUHK maintains the right to use and develop any of the licensed technology solely for academic, research and publication purposes, and with respect to one of the licensed patent applications, reserves the right to use the licensed application in accordance with its agreement with the Government of the Special Administration Region of Hong Kong. In addition, CUHK has the right to grant to the Commissioner for Innovation and Technology, a non-exclusive, world-wide license to certain of our in-licensed patent rights, which do not relate to prenatal diagnostic testing by massively parallel shotgun sequencing. Under this agreement, we paid an upfront license fee to CUHK and are required to make milestone payments upon commercial and regulatory events achieved with respect to products developed or produced using the licensed patent rights and to pay royalties on net sales of such products, including specified minimum royalty amounts. Subject to certain limited circumstances, to maintain our licensed rights under the agreement we are required to assume the financial responsibility for the prosecution, defense and maintenance of all licensed patent applications and patents and are required to provide CUHK with reasonable assistance for the prosecution, defense and maintenance of all licensed patent applications and patents at the request of CUHK.

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

Under the terms of the license agreement and other agreements with CUHK, we have rights in improvements to licensed technology when such improvements are based upon and claim priority to existing patent applications that have been licensed by us. We also have a sole and exclusive option to obtain an exclusive license to research results generated by specific CUHK inventors, using a sequencing platform purchased by us for CUHK’s use, and which relate to massively parallel shotgun sequencing to discover and analyze plasma, serum, blood or other bodily fluid-based markers for prenatal diagnosis, prenatal prognostication, construction of a whole genome genetic map or complete genomic sequencing of the fetus or other prenatal analysis, cancer detection, cancer prognostication, or other analysis for the screening and management of cancer.

Genetic Analysis

Our proprietary MassARRAY system is comprised of hardware, software applications, and consumable chips and reagents. It is a high performance (in speed, accuracy, and cost efficiency) nucleic acid analysis research use only platform that quantitatively and precisely measures genetic target material and variations. Our system is widely accepted as a leading high-performance DNA analysis system for genotyping, somatic mutation analysis and fine mapping markets and continues to gain traction for applications, such as agricultural genomics and clinical research. Our research customers include premier clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies, academic institutions, and various government agencies worldwide. To provide customer support for our expanding user base, and in an effort to maximize market penetration, we have established direct sales and support employees serving North America, Europe and Asia, in addition to utilizing sales and distribution partners in several major countries throughout the world.

Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications, including single nucleotide polymorphism, or SNP, genotyping, detection of mutations, analysis of copy number variants, and other structural genome variations. In addition, the system provides quantitative gene expression analysis, quantitative DNA methylation analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary research use application software that operates on the MassARRAY system and through the purchase of consumable chips and reagent sets. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping and somatic mutation analysis solution enabled through our research use only iPLEX multiplexing assay, which permits multiplexed SNP and somatic mutation analysis. In April 2010 we launched our next-generation research use only mass spectrometry system, the MassARRAY Analyzer 4. This high performance nucleic acid analysis system has been designed to meet customer demand for a bench top instrument with greater flexibility across multiple applications, improved reliability and faster performance and is designed to empower the basic and translational research community to advance findings from discovery genetic and biomarker studies toward biomarker validation and potential clinical utility in diagnosis, prognosis and monitoring of diseases.

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

During the first nine months of 2011, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

Genetic analysis product sales and services revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Diagnostic revenues were primarily from the sale of Sequenom CMM’s cystic fibrosis carrier screening and Rhesus D genotyping LDT. Collections from the sale of Sequenom CMM’s AMD LDT were not significant for the periods presented due to commencement of its commercialization in the second quarter of 2011.

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
	(in thousands)
Genetic analysis product sales and services	$11,362	$10,997	$365	3%
Diagnostic services	2,219	687	1,532	223%

Total revenues	$13,581	$11,684	$1,897	16%

The increase in our genetic analysis product sales and services revenue is primarily attributable to our larger installed base of MassARRAY systems against the comparative period, which resulted in increased consumables orders from our customers in the translational research and agricultural biology markets against the comparative period and an increase in revenues to $6.3 million from $5.7 million during the three months ended September 30, 2011 and 2010, respectively. Contract research services were consistent at $1.0 million during the three months ended September 30, 2011 as compared to the same period in 2010. These increases were partially offset by a decrease in system sales from $4.3 million to $4.1 million related to the mix of MassARRAY system configurations sold during the current period as compared to the same period in 2010, which resulted in a lower average selling price.

Diagnostic services revenue is recognized upon cash collection as payments are received. The increase in our diagnostic revenue is attributable to an increase in the number of tests performed during the three months ended September 30, 2011, compared to the same period in 2010. Diagnostic revenue going forward is uncertain and difficult to predict due to our recent commercial launches of these tests.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of our MaterniT21 LDT, cystic fibrosis carrier screening, Rhesus D genotyping, and AMD tests, as well as future tests.

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

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Gross margin (in thousands)	$8,122	$7,581	$541	7%
Gross margin (% of revenues)	60%	65%

Cost of genetic analysis products and services for the three months ended September 30, 2011 and 2010 were $3.5 million and $3.0 million, respectively. Gross margins on genetic analysis products and services for the three months ended September 30, 2011 were 69%, compared to 73% for the same period in 2010. The decrease is due to an increase in absorbed costs and the mix of product sales and services.

Costs of diagnostic services revenues are recognized at the completion of testing and were $2.0 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively. Gross margins were 12% for the three months ended September 30, 2011 and negative for the three months ended September 30, 2010. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margin on diagnostic tests were affected by test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and favorable laboratory operational costs.

We believe that gross margin in future periods will fluctuate on a quarterly basis and be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies. Our gross margin will also be affected by the adoption rates of our diagnostic tests, the levels of reimbursement, and payor and other contracts we may enter into for our tests.

Research and development expenses

Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to work performed under research contracts.

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$12,643	$11,305	$1,338	12%
Research and development (% of revenues)	93%	97%

The increase in research and development expenses for the three months ended September 30, 2011, as compared to the same period in 2010 is primarily related to higher labor costs, including stock-based compensation, of $1.5 million associated with the expansion of Sequenom CMM’s CLIA laboratory, higher overhead and depreciation expenses of $0.9 million related to increase capital acquisitions, and an increase of $0.7 million in Sequenom CMM’s CLIA laboratory supply expenses associated with pre-launch development activities for the MaterniT21 LDT; partially offset by a decrease of $0.9 million in clinical trial expenses related to the completion of major trisomy 21 development studies, a decrease in research-related intellectual property licensing and collaboration costs of $0.7 million, and lower consulting and other expenses of $0.2 million associated with completion of the MaterniT21 LDT validation.

We expect our research and development expenses to continue to increase in 2011 compared to 2010, as we continue to expand our investment in the improvement and development of noninvasive prenatal nucleic acid based tests, and other noninvasive tests, and as we continue to invest in new products and applications for our MassARRAY system platform.

Selling and marketing expenses

Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Selling and marketing (in thousands)	$8,276	$6,904	$1,372	20%
Selling and marketing (% of revenues)	61%	59%

The increase in selling and marketing expenses for the three months ended September 30, 2011 compared to the same period in 2010 primarily was due to higher labor costs, including stock-based compensation, and travel expenses of $1.0 million associated with an increase in headcount, an increase in sales bonus expense of $0.2 million related to an increase in headcount and improved diagnostic sales, an increase of $0.1 million in third-party marketing expenses, increased shipping costs of $0.1 million related to the increase in diagnostic sales, and increased consulting expenses of $0.1 million; partially offset by a decrease of $0.1 million in other business-related expenses.

We expect our sales and marketing expenses to continue to increase in 2011 compared to 2010, as we expand our sales force and increase our marketing and commercial development teams in connection with the October 2011 commercialization of the MaterniT21 LDT.

General and administrative expenses

General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$5,461	$5,288	$173	3%
General and administrative (% of revenues)	40%	45%

The increase in general and administrative expenses for the three months ended September 30, 2011 from the same period in 2010 was primarily due to higher labor costs, including stock-based compensation of $0.6 million associated with increased headcount, and an increase of $0.2 million in consulting expenses; partially offset by a decrease in overhead, depreciation, and facilities expenses of $0.3 million, and a $0.3 million decrease in legal fees.

We expect general and administrative costs to decrease in 2011 compared to 2010, due to expected lower legal costs related to the resolution of ongoing investigations and litigation, partially offset by expansion in our infrastructure to support our anticipated growth.

Litigation Settlement

Litigation settlement was $0 and $7.0 million for the three months ended September 30, 2011 and 2010, respectively. In May 2010, the U.S. District Court for the Southern District of California entered an order approving the stipulation of settlement reached in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC. Pursuant to the stipulation, we paid $14.0 million in cash, which was funded by insurance proceeds, and as of June 30, 2010, we had issued in aggregate approximately 6.8 million shares of our common stock to the plaintiffs’ class.

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

Other income (expense), net

Other income (expense), net, was an expense of approximately $24,000 and income of $224,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to unfavorable foreign currency translations of $291,000, an increase in interest expense of $82,000, and a decrease in interest income of $19,000; partially offset by miscellaneous income of $105,000 related to landlord reimbursements and $40,000 of net realized gains in marketable securities.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues

Genetic analysis product sales and revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Diagnostic revenues were primarily from the cash collected on the sale of Sequenom CMM’s cystic fibrosis carrier screening and Rhesus D genotyping LDTs. Collections from the sale of Sequenom CMM’s AMD LDT were not significant for the periods presented due to commencement of its commercialization in the second quarter of 2011.

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
	(in thousands)
Genetic analysis products and services	$34,929	$32,371	$2,558	8%
Diagnostic services	5,494	1,335	4,159	312%

Total revenues	$40,423	$33,706	$6,717	20%

The increase in our genetic analysis product sales and services revenue is primarily attributable to our larger installed base of MassARRAY systems against the comparative period, which resulted in increased consumables orders from our customers in the translational research and agricultural biology markets against the comparative period and an increase in revenues to $17.7 million from $16.2 million during the nine months ended September 30, 2011 and 2010, respectively. We also experienced an increase in system sales to $15.0 million from $14.4 million related to the mix of MassARRAY system configurations sold during the current period as compared to the same period in 2010, which resulted in a higher average selling price, as well as an increase in our contract research services to $2.2 million from $1.8 million due to an increased volume of studies in the Asia Pacific and North American regions during the nine months ended September 30, 2011 and 2010, respectively.

Diagnostic services revenue is recognized upon cash collection as payments are received. The increase in our diagnostic revenue is attributable to an increase in the number of tests performed during the nine months ended September 30, 2011 compared to the same period in 2010. Diagnostic revenue going forward is uncertain and difficult to predict due to our recent commercial launches of these tests.

Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of our MaterniT21 LDT, cystic fibrosis carrier screening, Rhesus D genotyping, and AMD tests, as well as future tests.

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

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Gross margin (in thousands)	$25,435	$19,884	$5,551	28%
Gross margin (% of revenues)	63%	59%

Cost of genetic analysis products and services for the nine months ended September 30, 2011 and 2010 were $10.3 million and $11.0 million, respectively. Gross margins on genetic analysis products and services for the nine months ended September 30, 2011 were 71%, compared to 66% for the same period in 2010. Gross margins increased primarily due to exclusively selling our MassARRAY 4 systems during the first three quarters of 2011, which have a higher margin than the systems sold in the same period in 2010, plus higher consumable sales during the first three quarters of 2011 than the comparable period in 2010, which have high average gross margins.

Costs of diagnostic services revenues are recognized at the completion of testing and were $4.7 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively. Gross margins were 14% for the nine months ended September 30, 2011 and negative for the nine months ended September 30, 2010. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margin on diagnostic tests were affected by test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and laboratory operational costs.

We believe that gross margin in future periods will fluctuate on a quarterly basis and be affected by, among other things, the selling price for systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies. Our gross margin will also be affected by the adoption rates of our diagnostic tests and levels of reimbursement and the payor and other contracts we may enter into for our tests.

Research and development expenses

Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to work performed under research contracts.

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Research and development (in thousands)	$40,420	$32,925	$7,495	23%
Research and development (% of revenues)	100%	98%

The increase in research and development expenses for the nine months ended September 30, 2011, as compared to the same period in 2010 is primarily related to higher research-related intellectual property licensing and collaboration costs of $3.1 million, an increase of $2.8 million in labor costs, including stock-based compensation, related to the increase of headcount at the Sequenom CMM’s San Diego laboratory, an increase of $2.2 million in Sequenom CMM’s CLIA laboratory supply expenses associated with pre-launch development activities for the MaterniT21 LDT, an increase of $1.7 million in overhead and depreciation expenses associated with capital expansion, and an increase of $0.8 million in consulting expense associated with the MaterniT21 LDT validation study; partially offset by lower clinical study costs of $3.2 million associated with the completion of two major studies related to trisomy and Rhesus D, and the discontinued gender test.

We expect our research and development expenses to continue to increase in 2011 compared to 2010, as we continue to expand our investment in the improvement and development of noninvasive prenatal nucleic acid based tests, and other noninvasive tests, and as we continue to invest in new products and applications for our MassARRAY system platform.

Selling and marketing expenses

Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Selling and marketing (in thousands)	$22,014	$20,409	$1,605	8%
Selling and marketing (% of revenues)	54%	61%

The increase in selling and marketing expenses for the nine months ended September 30, 2011 compared to the same period in 2010 primarily was related to higher labor costs, including stock-based compensation, and travel expenses of $1.7 million associated with an increase in headcount, an increase in sales bonus expense of $0.5 million related to an increase in headcount and improved diagnostic sales, and an increase of $0.2 million in third-party marketing expenses; partially offset by a decrease of $0.7 million in bad debt expense.

We expect sales and marketing expenses to increase in 2011 compared to 2010, as we expand our diagnostic sales force activities and increase our marketing and commercial development teams in connection with the commercialization of the MaterniT21 LDT.

General and administrative expenses

General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
General and administrative (in thousands)	$15,337	$16,586	$(1,249)	(8%)
General and administrative (% of revenues)	38%	49%

The decrease in general and administrative expenses for the nine months ended September 30, 2011 from the same period in 2010 was primarily due to a $2.5 million decrease in legal fees, a decrease in overhead, depreciation, and facilities expenses of $0.7 million; partially offset by higher labor costs, including stock-based compensation, of $1.2 million associated with increased headcount, higher consulting expenses of $0.4 million, and $0.3 million in accounting expenses.

We expect general and administrative costs to continue to decrease in 2011 compared to 2010, due to expected lower legal costs related to the resolution of investigations and litigation, offset by expansion in our infrastructure to support our anticipated growth.

Litigation Settlement

Litigation settlement was $0 and $48.8 million for the nine months ended September 30, 2011 and 2010, respectively. In May 2010, the U.S. District Court for the Southern District of California entered an order approving the stipulation of settlement reached in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC. Pursuant to the stipulation, we paid $14.0 million in cash, which was funded by insurance proceeds, and as of June 30, 2010, we had issued in aggregate approximately 6.8 million shares of our common stock to the plaintiffs’ class.

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

Other income (expense), net

Other income (expense), net, was income of approximately $409,000 and $167,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily due to a $245,000 grant related to the U.S. Government’s Therapeutic Discovery Project Program, miscellaneous income of $105,000 related to landlord reimbursements, favorable realized foreign currency translations of $17,000, and a net increase of $15,000 in disposal of fixed assets; partially offset by a $69,000 net realized losses of marketable securities, a decrease of $59,000 in interest income, and an increase of $12,000 in interest expense.

Liquidity and Capital Resources

As of September 30, 2011, cash, cash equivalents, and current marketable securities totaled $101.2 million, compared to $135.5 million at December 31, 2010. Our cash equivalents and current marketable securities are held in certificates of deposit, mutual funds, and U.S. Government securities with ratings of AAA and repurchase agreements collateralized by U.S. Government securities with ratings of AAA.

We have a history of recurring losses from operations and had an accumulated deficit of $770.1 million as of September 30, 2011. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. As of September 30, 2011, we had working capital of $93.2 million. Other commitments and contingencies that may result in contractual obligations to pay are described in the notes to our condensed consolidated financial statements included elsewhere in this report.

Based on our current plans, we believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements into early 2013. We anticipate that we may need to raise additional funds in the future for to support commercialization of the MaterniT21 LDT and continued development and commercialization of our molecular diagnostic technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities. The sale of additional securities will likely result in dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional funds due to a variety of factors, including our financial condition, the status of our commercialization efforts and our research and development programs, the status of ongoing litigation and the general condition of the financial markets. If we fail to raise additional funds, we will have to cease or reduce our commercialization efforts, delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

Cash Flows

We consider the material drivers of our cash flow to be sales volumes, working capital, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Cash used in operations for the nine months ended September 30, 2011, was $33.2 million, as compared to $31.3 million for the same period in 2010. The use of cash was primarily a result of the net loss of $52.0 million for the nine months ended September 30, 2011, adjusted for non-cash items of depreciation and amortization of $4.9 million, stock-based compensation, including restricted stock, of $9.2 million, license fee payable of $1.5 million and warrants granted of $1.2 million associated with the CUHK agreement; partially offset by a non-cash change in deferred rent of $0.6 million and other non-cash items of $0.1 million. The changes in our operating assets and liabilities primarily consisted of higher accounts payable and accrued expense balances and lower accounts receivables, which resulted in cash provisions of $7.9 million; offset by higher inventory and prepaid expenses and other assets and lower other liabilities accounts, which resulted in cash usage of $5.2 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $51.1 million for the nine months ended September 30, 2011, compared to cash used of $7.4 million for the same period in 2010. For the nine months ended September 30, 2011, the net change in our marketable securities used cash of $39.2 million, plus cash usages for the purchases of capital equipment of $13.2 million; offset by cash provided by the release of restricted cash of $1.3 million. This is compared to cash used in investing activities in the comparative period in 2010, which consisted of a net change in our marketable securities that used cash of $4.1 million, plus cash usages for the purchases of capital equipment that used $3.3 million.

Net cash provided by financing activities was $11.7 million and $47.8 million for the nine months ended September 30, 2011 and 2010, respectively. Financing activities during the nine months ended September 30, 2011, included borrowings of $12.0 million on the term loan and the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $1.5 million; partially offset by cash used for repayments on our debt and capital lease obligation of $1.8 million. This is compared to financing activities during the nine months ended September 30, 2010, which included net proceeds from the private placement of our common stock of $47.8 million, the receipt of proceeds from the exercise of stock options and employee stock purchase plan purchases during the period of $1.0 million; offset by cash used for repayments on our debt and capital lease obligation of $1.0 million.

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

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of September 30, 2011 and December 31, 2010, all of our investments in marketable securities were classified as available for sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders’ equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.

Foreign currency rate fluctuations

We have foreign operations whose functional currencies are the Great British Pound (GBP), the Japanese Yen (Yen), the Australian Dollar (AUD), and the Euro (EUR). The subsidiaries’ accounts are translated from the relevant functional currency to the United States Dollar (USD) using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the USD.

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

Functional currency of operations	As of September 30, 2011 Net foreign monetary assets/(liabilities)
	AUD	EUR
	($ in millions)
USD	$0.7	$0.6

A movement of 10% in the USD to AUD exchange rate would create an unrealized gain or loss of approximately $74,000. A movement of 10% in the USD dollar to EUR exchange rate would create an unrealized gain or loss of approximately $57,000. We do not believe that a movement in the exchange rate between the USD and the GBP, the Yen, or any other foreign currencies, to which we are exposed, respectively, would have a material impact on our business or operating results during the periods presented.

We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three and nine months ended September 30, 2011. We had no deferred gains or losses during the period covered.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the timelines specified in the rules and forms of the Securities and Exchange Commission’s, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is our principal executive officer, and Chief Financial Officer, or CFO, who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures have been designed to provide reasonable assurance that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the SEC in the manner and within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that the information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Further, management determined that as of September 30, 2011, there were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2009, liaison counsel for plaintiffs informed the District Court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the District Court. In April 2009, the parties submitted a tentative settlement agreement to the District Court and moved for preliminary approval thereof. In June 2009, the District Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In September 2009, the District Court held a final fairness hearing. In October 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, three shareholders filed a Petition for Permission to Appeal Class Certification Order in the Second Circuit Court of Appeals, asserting that the District Court’s certification of the settlement classes violates the Second Circuit’s earlier class certification decisions in the IPO Cases and a number of shareholders also filed direct appeals to the Second Circuit, objecting to final approval of the settlement. All but one of the appeals were eventually dismissed, and the Second Circuit thereafter remanded to the District Court for a determination whether the final shareholder appellant is a class member with standing to appeal. In August 2011, the District Court found that the final shareholder was not a member of the class. In September 2011, the shareholder filed a notice of appeal of the District Court’s determination. If that determination is affirmed on appeal, or if the shareholder is found to have standing and the settlement is thereafter affirmed on appeal, the settlement will result in the dismissal of all claims against us and our officers and directors with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.

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

On September 1, 2011, the SEC, pursuant to Section 21C of the Exchange Act, entered a cease-and-desist Order against us relating to our public statements made between June 2008 and January 2009 regarding our trisomy 21 test then under development. In accordance with the cease-and-desist Order, we have agreed not to commit or to cause any future violations of Sections 10(b) and 13(a) of the Exchange Act, and Rules 10b-5, 12b-20, 13a-1, and 13a-11 promulgated thereunder, and monetary penalties were not imposed against us.

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

DOJ and FBI Investigation

Following our September 2009 announcement regarding the work and recommendations of a special committee of independent directors after it had completed its independent investigation of activity related to the trisomy 21 test, representatives of the Office of the U.S. Attorney for the Southern District of California contacted us to inquire about the announcement. We have cooperated fully with the U.S. Attorney and the Federal Bureau of Investigation (FBI) in this matter.

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

Former Employee Litigation

In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that conducted the investigation of activity related to the trisomy 21 test, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran’s claims arise from acts in furtherance of the defendants’ right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On

January 3, 2011, the court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter. The appeal is currently pending.

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

*If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to cease or reduce further commercialization efforts or delay or terminate some or all of our product development programs.

We expect to continue to incur losses for the foreseeable future and may have to raise substantial cash to fund our planned operations.

Our cash, cash equivalents and current marketable securities were $101.2 million as of September 30, 2011. Based on our current plans, we believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements into early 2013. Our and Sequenom CMM’s announced plans to expand our operations to commercialize the MaterniT21 LDT and our research and development activities related to improvements to current tests and other LDTs and to expand our diagnostic test menu can only be implemented if we are successful in raising significant funds. In addition, there can be no assurances that our commercialization or research and development activities will be successful. We believe our current sales and marketing operations are not sufficient to achieve the level of market awareness and sales required for us to attain significant commercial success for the MaterniT21 LDT. If we or Sequenom CMM are not able to successfully implement our marketing, sales and commercialization strategies, we and Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 LDT or successfully commercialize any future LDTs or diagnostic tests that we may develop. Additionally, in order to execute our molecular diagnostic research and development activities, we need to collect a large number of patient samples in a timely manner. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

We anticipate that we may need to raise additional funds in the future to support commercialization of the MaterniT21 LDT and continued development and commercialization of our molecular diagnostic technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities. The sale of additional securities will likely result in dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional funds due to a variety of factors, including our financial condition, the status of our commercialization efforts and our research and development programs, the status of ongoing litigation and the general condition of the financial markets. If we fail to raise additional funds, we will have to cease or reduce our commercialization efforts, delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

The amount of additional funds we will need depends on many factors, including:

•	the size of our future operating losses;

•	our success and our distributors’ success in selling our MassARRAY system, ancillary reagents, software and services;

•	our and Sequenom CMM’s success selling and marketing the MaterniT21 LDT and the level of collections and reimbursement from third-party payors;

•

Sequenom CMM’s success in generating revenues from its testing services for cystic fibrosis carrier screening, fetal Rhesus D genotyping, and AMD, and the level of reimbursement and collections for these and future tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	the level of our selling, general and administrative expenses;

•

our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including genetic analysis technology, molecular diagnostics and noninvasive prenatal diagnostic technology and the acquisition and/or licensing of third-party intellectual property rights;

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

•	the level of our legal expenses and any damages or settlement payments arising from the lawsuit filed by our former chief financial officer to the extent our insurance coverage is insufficient;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future investigation or litigation and the extent to which any of the foregoing is not covered by insurance;

•	the dilution from any issuance of securities, whether in connection with future capital-raising or acquisition transactions, the settlement of litigation, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the level of our expenses associated with the audit of our consolidated financial statements as well as compliance with other corporate governance and regulatory developments or initiatives;

•	regulatory changes by the U.S. Food and Drug Administration , or FDA, and other worldwide regulatory authorities; and

•	technological developments in our markets.

General market conditions, the market price of our common stock, uncertainty about the successful commercialization of the MaterniT21 LDT and the development of other LDTs and diagnostic tests, the uncertainty regarding the results of ongoing litigation matters or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.

*We and Sequenom CMM will need to expand our marketing and sales capabilities in order to increase demand for the MaterniT21 LDT, to expand geographically and to successfully commercialize any other diagnostic tests we may develop.

In October 2011, Sequenom CMM began commercializing the MaterniT21 LDT, a noninvasive trisomy 21 test that analyzes DNA samples utilizing massively parallel shotgun sequencing. We believe our and Sequenom CMM’s current sales and marketing operations are not sufficient to achieve the level of market awareness and sales required for us to attain significant commercial success for the MaterniT21 LDT, to expand our geographic presence and to successfully commercialize any other diagnostic tests we may develop. In order to increase sales of the MaterniT21 LDT, we will need to:

•	expand our direct sales force in the United States by recruiting additional sales representatives in selected markets;

•	enter into collaborative relationships with third parties to expand sales and marketing channels;

•

educate clinicians, other healthcare professionals, clinical diagnostic laboratories, healthcare thought leaders and third-party payors regarding the clinical benefits and cost-effectiveness of the MaterniT21 LDT;

•	expand our number of clinical diagnostic laboratory and hospital outreach laboratory customers; and

•	establish, expand, and manage sales and reimbursement arrangements with third parties, such as insurance companies.

We do not have experience in selling and marketing the MaterniT21 LDT. We intend to hire a significant number of additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. We may face competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer. If we are not able to successfully implement our marketing, sales and commercialization strategies, we may not be able to expand geographically, increase sales of the MaterniT21 LDT or successfully commercialize any future diagnostic tests that we may develop.

*Uncertainty regarding the development of new LDTs could materially adversely affect our business, financial condition and results of operations.

Sequenom CMM is continuing to focus research and development efforts on LDTs and diagnostic tests, other than the MaterniT21 LDT. The launch of any other diagnostic test will require the completion of certain clinical development and commercialization activities, including the efforts of collaborative partners on which we rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other test or that we will be able to establish or maintain the collaborative relationships that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient samples and we may not be able to use prior collected samples or collect a sufficient number of appropriate samples in a timely manner in the future to complete clinical development for any planned molecular diagnostic test. Failure to possess or to collect a sufficient number of appropriate samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, and launch, any of our planned tests. Any failure to complete our on-going clinical studies for our planned screening and diagnostic tests could have material adverse effects on our business, operating results or financial condition.

*We have been the subject of investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI, each of which could further adversely affect our reputation, business prospects, operating results, or financial condition.

In June 2009, we received written notification that the staff of the SEC had initiated an investigation relating to our April 29, 2009 announcement regarding the trisomy 21 test then under development. As part of this investigation, the SEC staff also required us to produce information with respect to our announcements relating to our offer to acquire EXACT Sciences, Inc. in January 2009. Following our announcement on September 28, 2009 regarding the completion of the independent investigation by the special committee of our board of directors, the Office of the U.S. Attorney for the Southern District of California and the FBI contacted us to inquire about our announcement. In June 2010, the SEC filed a complaint against Elizabeth Dragon, who was formerly our senior vice president, research and development. The complaint alleges that between June 2008 and January 2009 Dr. Dragon made or allowed for the dissemination of materially false and misleading statements regarding the trisomy 21 test then under development, thereby inflating the price of our stock. The SEC sought a permanent injunction against any future violations of the federal securities laws by Dr. Dragon, civil penalties, and imposition of an officer and director bar against her. On the same day, Dr. Dragon filed a consent to judgment of permanent injunction and other relief. In the consent to judgment, Dr. Dragon, without admitting or denying the allegations in the SEC’s complaint, agreed to the permanent injunction against future violations of federal securities laws, the director and officer bar, and civil penalties to be determined by the court. In June 2010, the U.S. Attorney filed a criminal information against Dr. Dragon. The criminal information charges Dr. Dragon with one count of conspiracy to commit securities fraud by conspiring to disseminate materially false and misleading statements regarding the trisomy 21 test then under development. On the same day, Dr. Dragon pled guilty to the criminal information, and the magistrate judge assigned to this matter recommended that the district court judge accept Dr. Dragon’s guilty plea. Prior to sentencing, Dr. Dragon passed away in February 2011.

On March 7, 2011, the staff of the SEC advised us that it was considering recommending that the SEC bring a civil injunctive action against us alleging that we violated Sections 10(b) and 13(a) of the Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder. On September 1, 2011, the SEC, pursuant to Section 21C of the Securities Exchange Act of 1934 entered a cease-and-desist order against us relating to our public statements made between June 2008 and January 2009 regarding our trisomy 21 test then under development. In accordance with the cease-and-desist order, we have agreed not to commit or to cause any future violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1 and 13a-11 thereunder, and monetary penalties were not imposed against us.

The investigations by the SEC, the U.S. Attorney and the FBI have had an adverse impact on our reputation. In the event that investigations by the SEC, the U.S. Attorney or the FBI lead to action against us or additional action against any current or former officer or director, our reputation, business prospects, operating results or financial condition may be adversely impacted. We have indemnification obligations to our current and former officers and directors, which require that we advance the expenses they incur, including the fees and costs of their attorneys’ in connection with these matters. These matters are likely to result in the continued incurrence of significant legal expenses, which have exceeded our available insurance policy limits. These matters may result in the diversion of management’s attention from our business and may have a negative effect on employee morale.

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

*We have limited experience and must rely on technology provided by third parties in order to commercialize the MaterniT21 LDT, and may rely on third parties for commercialization of future products.

Sequenom CMM’s noninvasive prenatal and other molecular diagnostic LDTs are in development or have just recently been launched. Additionally, we continue to develop new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY system and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and commercializing sequencing-based technology and rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including the MaterniT21 LDT. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the sequencers and consumables that Sequenom CMM is using for the MaterniT21 LDT, including whether such sequencers will meet our quality system requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we need for the test.

You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we may not:

•	effectively execute on or focus our research and development efforts;

•	properly model new opportunities to ensure appropriate resource allocation;

•	create new products that are appropriately developed to meet customer needs;

•	perform adequate and timely validation testing of such products and applications;

•	effectively assess and meet regulatory requirements in the United States and other countries;

•	ensure appropriate communication between different departments responsible for commercialization activities;

•	implement effective product launch or sales strategies, including with respect to the MaterniT21 LDT;

•	effectively design and manufacture products that achieve commercial success; or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.

Despite its ability to commercialize the MaterniT21 LDT, Sequenom CMM may face setbacks in the development and validation of other noninvasive prenatal and molecular diagnostic LDTs.

We need to make significant investments to ensure our diagnostic tests as well as our genetic analysis products and applications perform properly and are cost-effective. We or our partners will likely need to apply for and obtain certain regulatory approvals to sell certain of our products under development for diagnostic applications, and it is uncertain whether such approvals will be granted.

Even if we develop new products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted or satisfy customers in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.

*Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our and Sequenom CMM’s testing services and in the design, manufacture and marketing of products could adversely affect the results of our operations and adversely impact our reputation.

The provision of clinical testing services, including the MaterniT21 LDT, and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we and Sequenom CMM provide and the products that we and Sequenom CMM design, manufacture and market are intended to provide information for healthcare providers in providing patient care. Therefore, users of such services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes.

Manufacturing or design defects, unanticipated use of our or Sequenom CMM’s products, or inadequate disclosure of risks relating to the use of the products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our or Sequenom CMM’s products. Personal injuries relating to the use of our or Sequenom CMM’s products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

Similarly, negligence in performing our or Sequenom CMM’s services can lead to injury or other adverse events. We or Sequenom CMM may be sued under physician liability or other liability law for acts or omissions by our or Sequenom CMM’s laboratory personnel. We and Sequenom CMM are subject to the attendant risk of substantial damages awards and risk to our reputation.

*We may not be able to generate significant revenue from noninvasive prenatal diagnostic tests, including the MaterniT21 LDT, or any other tests we may develop.

Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM LDTs, including the MaterniT21 LDT. Sequenom CMM has committed significant research and development resources for the development and validation of LDTs and Sequenom has likewise invested significant research and development resources. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services that Sequenom CMM has launched, including the MaterniT21 LDT, or plans to launch in the future. In September 2009, Sequenom CMM launched a testing service for cystic fibrosis carrier screening. In early 2010, Sequenom CMM launched a testing service for noninvasive prenatal Rhesus D. In the second quarter of 2011, Sequenom CMM launched a testing service for assessment of risk for developing wet AMD. In October 2011, Sequenom CMM launched the MaterniT21 LDT. However, there is no guarantee that Sequenom CMM will be able to successfully launch other diagnostic testing services on anticipated timelines. We have limited experience in licensing, manufacturing, selling, marketing or distributing diagnostic tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate revenue from the sale of such tests or Sequenom CMM’s LDT services. Even if we are able to develop noninvasive prenatal diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate significant revenue from the sale of such tests or testing services, including the following:

•

the effectiveness of the remedial measures recommended by the special committee following its independent investigation and our ability to implement additional controls and risk management measures as appropriate;

•	our ability to establish and maintain sufficient intellectual property rights in our products;

•

intellectual property rights held by others, including United States Patent No. 7,888,017 titled “Non-invasive Fetal Genetic Screening by Digital Analysis” and No. 8,8008,018 titled “Deformation of Fetal Aneuploidies By Massive Parallel DNA Sequencing” assigned to Stanford University;

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the availability of adequate study samples for validation studies for any diagnostic tests we develop;

•

reliance on Sequenom CMM, which is subject to routine governmental oversight and inspections for continued operation pursuant to Clinical Laboratory Improvement Amendments, or CLIA, to process tests ordered by physicians;

•

Sequenom CMM’s ability to establish and maintain adequate infrastructure to support the commercial launch of the MaterniT21 LDT and other testing services, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

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

•	the extent and success of Sequenom CMM’s sales and marketing efforts and ability to drive adoption of its diagnostic testing services, including the MaterniT21 LDT;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician adoption of any diagnostic tests we or Sequenom CMM develop, including the MaterniT21 LDT;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women’s and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support;

•	our ability to license and protect our SEQureDx patented technology and our other technologies; and

•	the outcome of the investigations by the SEC, the Office of the U.S. Attorney for the Southern District of California and the FBI and private litigation.

*The diagnostic industry is subject to rapidly changing technology which could make the MaterniT21 LDT and other tests we are commercializing or developing obsolete unless we continue to develop and manufacture new and improved tests and pursue new market opportunities.

Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements and evolving industry standards, all of which could make the MaterniT21 LDT and the other LDTs we are commercializing or developing obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our expertise or in areas which have unproven market demand, and the utility and value of new tests that we develop may not be accepted in the market. Our inability to gain market acceptance of new tests could harm our future operating results. Further, if new research or clinical evidence or economic comparative evidence arises that supports alternative methods to test for trisomy 21, then demand for the MaterniT21 LDT could decline.

*The development of new, more cost-effective tests that can be performed by our customers or by patients, or the internalization of testing by hospitals or physicians, could negatively impact our testing volume and revenues.

Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as point-of-care tests that can be performed by physicians in their offices, esoteric tests that can be performed by hospitals in their own laboratories or home testing that can be performed by patients in their homes or by physicians in their offices. Although CLIA compliance costs make it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers would reduce the demand for our LDT services, including for the MaterniT21 LDT, and negatively impact our revenues.

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

•	Sequenom CMM’s success in providing its diagnostic testing services, including the MaterniT21 LDT, and the level of reimbursement and collection obtained for these tests;

•	our success in manufacturing, marketing and selling the MassARRAY Analyzer 4;

•	the pricing of our products and services and those of our competitors;

•	our success in collecting payments from customers and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•	the timing and cost of any new product or service offerings by us;

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

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies;

•	Sequenom CMM’s ability to validate improved or new LDTs;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic product that we develop in the future; and

•

the level of our legal expenses and any fines, damages or settlement payments arising from the lawsuit filed by our former chief financial officer or any future investigation or litigation and the extent to which any of the foregoing is not covered by insurance.

Further, our revenues and operating results are difficult to predict because Sequenom CMM’s testing services have only recently been launched and we do not have sufficient history to forecast revenues reliably for those tests, including the MaterniT21 LDT, and also because our revenues and operating results depend on the number, timing, and type of MassARRAY system placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors in some countries. The absence of or delay in generating revenues will have a significant adverse effect on our operating results from period to period and result in increased operating losses.

We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price will likely fall.

*A reduction in revenues from sales of MassARRAY systems would harm our business.

We expect that sales of MassARRAY systems and consumables will account for most of our total revenues throughout 2011 and perhaps thereafter, unless and until Sequenom CMM’s testing services begin to generate significant revenues. The following factors, among others, could affect the demand for MassARRAY systems and services:

•	our success in manufacturing, marketing and selling the MassARRAY system;

•	our ability to maintain necessary quality standards and specifications for the MassARRAY system;

•	unstable, weak, or deteriorating economic conditions and fiscal policies or changes in fiscal policies that negatively impact customer buying decisions;

•	uncertainty about our ability to supply products and services to customers;

•	competition from other products and service providers or failure of our products or applications or services; or

•

negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers, or the lawsuit filed by our former chief financial officer or other private litigation, developments or events in our prenatal diagnostic and other programs.

*Our revenues are subject to risks faced by our customers and potential customers.

We expect that our revenues throughout 2011 and perhaps thereafter, unless and until our noninvasive prenatal and Sequenom CMM’s testing services, including the MaterniT21 LDT, begin to generate significant revenues, will be derived primarily from MassARRAY systems provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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

Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 46% and 44% of our total revenues for the three and nine months ended September 30, 2011, respectively, compared to 49% and 48% for the three and nine months ended September 30, 2010, respectively. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers’ level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using iPLEX applications;

•	the availability and adoption of new technologies and applications provided by our competitors;

•	a failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel in the use of our products;

•	the acceptance of our technology by our customers;

•	any negative publicity with respect to the lawsuit filed by our former chief financial officer or other private litigation or developments or events in our prenatal diagnostic and other programs;

•	uncertainty about our ability to fund operations and supply products and services to customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP arrays; or

•	our ability to maintain suppliers for components for the MassARRAY Analyzer 4.

*Our wholly-owned subsidiary, Sequenom CMM, has limited experience operating a CLIA-certified laboratory. Its ability to successfully develop and commercialize LDTs will depend on its ability to successfully operate its CLIA-certified laboratory and maintain required regulatory licensures.

Sequenom CMM, our wholly-owned CLIA-certified laboratory, has developed, validated and commercialized four LDTs. Sequenom CMM launched its first LDT in 2009 and has limited experience operating a CLIA-certified laboratory. For future tests, if Sequenom CMM is unable to successfully develop and validate any new LDTs or other testing services that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM’s infrastructure, it is possible that they may not have adequate infrastructure in place to meet demand for its currently launched testing services or for the demand of future LDTs that it develops. In 2010 we established an additional Sequenom CMM laboratory in San Diego and a California clinical laboratory license was issued by the state to the San Diego laboratory in October 2010. A federal CLIA certification was issued by CMS. Sequenom CMM’s ability to successfully develop and validate LDTs will depend on its ability to successfully operate and maintain required regulatory licensure. We cannot provide assurances that Sequenom CMM will have sufficient resources to successfully build, qualify, or operate an additional CLIA-certified laboratory.

CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency such as the College of American Pathologists, among others. Sequenom CMM is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If Sequenom CMM is unable to obtain and maintain licenses from states where required, it will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

If Sequenom CMM fails to maintain CLIA requirements, the U.S. Department of Health and Human Services, or HHS, or state agencies could require Sequenom CMM to cease diagnostic testing, including the MaterniT21 LDT. Even if it were possible for Sequenom CMM to bring its laboratory back into compliance after failure to comply with such requirements, Sequenom CMM could incur significant expenses and potentially lose revenues in doing so. Moreover, new interpretations of current regulations or future changes in regulations under CLIA may make it difficult or impossible for Sequenom CMM to comply with the CLIA classification, which would significantly harm its business.

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

The FDA currently regulates in vitro diagnostic devices under the authority of Section 321(h) of the Federal Food, Drug, and Cosmetic Act. Historically the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used within a single laboratory. LDTs have included a broad range of test types, from routine blood tests to complex genomic assays that seek to predict disease risk or a patient’s response to treatment. The FDA has emphasized that its policy was to regulate LDTs in a way that would not inhibit the development of such tests or diminish the contribution they make to public health. Although LDTs to date have not been subject to FDA regulation, certification of the laboratory is required under CLIA to ensure the accuracy and reliability of all laboratory testing through a quality assurance program, which includes standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management and quality control procedures. In addition, state laboratory licensing and inspection requirements may also apply. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of laboratories, the FDA has been reviewing their approach to the oversight of LDTs, and the regulations may undergo change in the future.

In July 2010, the FDA held a two day public meeting to discuss the regulatory oversight of LDTs, which may result in new oversight in the future. We and Sequenom CMM may not be able to meet such new regulatory oversight requirements and Sequenom CMM may be forced to stop offering LDTs, including the MaterniT21 LDT, until any such new regulatory requirements have been met, which would have a material adverse effect on our business. We cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. If Sequenom CMM is unable to successfully launch any additional LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any testing service, its ability to generate revenue from the sale of such testing services may be delayed and it may never be able to generate significant revenues from sales of diagnostic products.

*The results of preclinical and clinical studies are not necessarily predictive of future results, and our current diagnostic products and product candidates may not have favorable results in later studies.

We intend to publish results of certain of our studies, and have recently published studies of Sequenom CMM’s MaterniT21 LDT, and there can be no assurance that such results will be viewed favorably by clinicians, patients or investors when published. For example, a manuscript describing the results from our laboratory verification study was published online in February 2011, in the American Journal of Obstetrics & Gynecology and a manuscript describing Sequenom CMM’s validation study of our MaterniT21 LDT was published by our academic collaborators online in October 2011 in Genetics in Medicine. In addition, Sequenom CMM’s scientific collaborators and other third parties may also publish results relating to their own studies. There can be no assurance that the results of their studies when published will be viewed favorably. If such results are not viewed favorably after publication, it could have a negative impact on the perception of our technology and prospects. Additionally, there can be no assurance that the results of others’ studies are indicative of our own future study results or of our ability to develop and commercialize noninvasive molecular diagnostic tests.

Performance achieved in studies may not be repeated in later studies that would be required to obtain either PMA approval or 510(k) clearance from the FDA. Our diagnostic products may fail to demonstrate positive results in clinical studies despite having progressed through earlier-stage validation studies. Limited results from earlier-stage studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization.

*Because we exclusively licensed our noninvasive prenatal diagnostic testing rights from Isis any dispute with Isis may adversely affect our and Sequenom CMM’s ability to develop and commercialize diagnostic tests based on these licensed rights.

In October 2005, we entered into an exclusive license to noninvasive prenatal diagnostic rights (United States Patent No. 6,258,540 and foreign equivalents) with Isis, which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for noninvasive prenatal gender determination testing for social and lifestyle purposes. In November 2009, we entered into a third amendment to modify certain time-based commercial launch milestones relating to aneuploidy and other products. We and Sequenom CMM are using and intend to continue to use the rights that we acquired under the license to develop and commercialize noninvasive prenatal nucleic acid based tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve the commercial launch milestones, as modified, in a timely manner, our and Sequenom CMM’s ability to exclusively commercialize these diagnostic tests and LDTs, including the MaterniT21 LDT, may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these tests.

*We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, including noninvasive prenatal diagnostic products, or other products using our equipment, services, or discoveries.

Development of diagnostic LDTs, including the MaterniT21 LDT, or other products developed by Sequenom CMM, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

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

Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies, including United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors in litigation or by proceedings such as interference, oppositions and reexaminations, as is the case with the appeal pending before the European Patent Office with respect to the European patent equivalent of United States Patent No. 6,258,540 (European Patent No. 994963). As a result, our patents or those of our licensors could be narrowed or invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents. The MaterniT21 LDT uses a sequencing platform instead of our proprietary MassARRAY system. While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform and we are also the licensee of a patent application that contains claims regarding the use of sequencing in prenatal diagnostics, we are also aware of other patent applications that contain the same claims and similar claims and are owned or controlled by a potential competitor. The issuance by the U.S. Patent and Trademark Office of a patent with respect to any of these applications could result in an interference proceeding, which would be expensive and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 LDT. For example, Stanford University was issued United States Patent No. 7,888,017 titled “Non-invasive Fetal Genetic Screening by Digital Analysis” and United States Patent No. 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing” which include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. We believe a competitor may have licensed rights to the ‘017 and ‘018 patents. If we are forced to challenge the validity of the ‘017 patent and defend against claims of infringement of that patent, or if we are forced to defend against any other asserted intellectual property right, we will face costly litigation and diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.

Additionally, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, reexaminations or litigation against others. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. We may not prevail in these activities. If we are not successful in these activities, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize any of our diagnostic products that are dependent upon such technologies, including the MaterniT21 LDT. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.

*Claims by other companies that we infringe their intellectual property rights or that patents on which we rely are invalid could adversely affect our business.

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products and our MassARRAY system (including the MassARRAY Analyzer 4), from which we derive a substantial portion of our revenues, or Sequenom CMM’s LDTs, including the MaterniT21 LDT, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business and may harm our reputation.

Other companies or entities also may commence actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including the MaterniT21 LDT. Such adverse decisions may negatively impact our revenues.

*The rights we rely upon to protect the intellectual property underlying our products, including the MaterniT21 LDT, may not be adequate, which could enable others to use our technology and reduce our ability to compete with them.

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

Additionally, Sequenom CMM commercialized the MaterniT21 LDT in the fourth quarter of 2011. We may be unable to accurately predict quarterly revenues relating to the MaterniT21 LDT due to our lack of sales history and our inexperience in marketing and commercializing LDTs.

If our quarterly or year-end revenues fall below the expectations of securities analysts and investors, our stock price may decline. Similarly, if we are unable to ship our customer orders on time, or if extended payment terms are required, there could be a material adverse effect on the timing of revenues for a given quarter.

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

*Sequenom CMM depends on third-party products and services for our current and planned LDTs, including the MaterniT21 LDT.

Sequenom CMM relies on outside suppliers to provide certain products and the components and materials used for LDTs currently provided as well as LDTs that Sequenom CMM plans to offer in the future. Many of these products, components and materials are obtained from a single supplier or a limited group of suppliers and some have lead times of several months. For example, we are relying solely on Illumina, Inc. for sequencers and reagents for the MaterniT21 LDT. Also, the MassARRAY Analyzer 4 mass spectrometry system that is currently used for Sequenom CMM’s cystic fibrosis carrier screen and fetal Rhesus D tests, is comprised of numerous components, each provided to us from a single source and some of which have lead times of several months. Regarding other elements of our MassARRAY system, we also have sole suppliers for our chips, our pins for our nanodispenser and our liquid handling device.

These suppliers may be subject to regulation by the FDA and would therefore need to comply with federal regulations related to the manufacture and distribution of regulated products. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing.

Our consumables also include components provided by sole suppliers. In the event of any adverse developments with these vendors, our product supply may be interrupted and obtaining substitute components could be difficult or require Sequenom CMM to re-design and/or re-validate its LDTs, which would have an adverse impact on our business, including Sequenom CMM’s ability to offer or to continue to offer LDTs. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips and quality issues with our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY system. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

•

the inability to obtain an adequate supply of properly functioning, required products, components, and materials due to capacity constraints, product defects, a discontinuance of a product by a supplier, or other supply constraints;

•	reduced control over quality and pricing of products, components, and materials;

•	delays and long lead times in receiving products, components, or materials from suppliers; and

•	Sequenom CMM’s inability to provide LDTs, including the MaterniT21 LDT, or to maintain or increase its capacity to do so.

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

We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 and foreign equivalents), and exclusive rights we have acquired related to our development and commercialization of Sequenom CMM’s test for risk assessment of developing wet AMD, and other rights we have acquired to potentially expand our product portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business.

We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully generate any milestone, royalty, or other revenue from sales of these products or applications, including from the MaterniT21 LDT. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue or only generate limited revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business.

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

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing, including the MaterniT21 LDT, or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.

*If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts.

We have sourced or licensed components of our technology from other parties. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. As a result, in the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts, including efforts to market and commercialize the MaterniT21 LDT. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, these negotiations are often unsuccessful or such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

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

The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. Our announcements in 2009 of the delay in the launch of the MaterniT21 LDT then under development and the results of the investigation by the special committee may have had a negative effect on employee morale and may have affected our ability to retain and recruit key personnel. When we seek to hire personnel to fill open positions, we may be unable to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. If we lose additional key employees, scientists, physician collaborators or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.

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

•

the requirement that the known outcomes of all samples to be used in any blinded experiment must be conveyed to the third-party storage provider and are only revealed to us after the results of the blinded experiment have been finalized;

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

While we feel that the remedial measures that we have implemented have made our controls and procedures more effective, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and no evaluation of controls and procedures can provide absolute assurance that all control issues have been detected. We will need to continue to improve our operational and financial systems and managerial controls and procedures and train and manage our workforce and transition our business to execute on the commercialization of molecular diagnostic tests. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products, including the effective implementation of these remedial measures and additional changes to our corporate governance policies, protocols and practices, or fail to take other necessary action to maintain close coordination among our various departments, our ability to execute on our business plan, rebuild credibility, pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.

*Certain of our LDTs, including the MaterniT21 LDT, may not be eligible for reimbursement by payors or may be become ineligible for reimbursement, which may limit the demand for these tests by physicians and their patients.

In September 2009, Sequenom CMM commercially launched its testing service for cystic fibrosis carrier screening, in early 2010 it launched its testing service for noninvasive fetal Rhesus D genotyping, in the second quarter of 2011 it launched its AMD test, and in the fourth quarter of 2011 it launched its MaterniT21 LDT, and it intends to continue launching additional molecular diagnostic testing services in the future. Because these LDTs have only recently been launched, demand for and reimbursement by payors of these tests is uncertain. Because certain of the molecular diagnostic LDTs Sequenom CMM has launched or intends to launch as a testing service may not be medically necessary or may otherwise not be subject to reimbursement by payors, it is difficult to know how much demand there will be for such tests by physicians.

In the United States, the regulatory process allows diagnostic tests to be marketed regardless of any coverage determinations made by payors. For new diagnostic tests, each third-party payor makes its own decision about which tests it will cover, how much it will pay and whether it will continue reimbursing the test. Clinicians may order diagnostic tests that are not reimbursed by third-party payors if the patient is willing to pay for the test without reimbursement, but coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product.

CMS, under the HHS, establishes reimbursement payment levels and coverage rules for Medicare. CMS currently does not cover the MaterniT21 LDT. State Medicaid plans and private payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our tests to each payor separately, with no assurance that approval will be obtained. If CMS or other third-party payors decide not to cover our diagnostic tests, including the MaterniT21 LDT, place significant restrictions on the use of our tests, or offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited.

Even if one or more third-party payors decides to reimburse for our tests, including the MaterniT21 LDT, that payor may reduce utilization or stop or lower payment at any time, which could reduce our revenues. For example, payment for diagnostic tests furnished to Medicare beneficiaries is made based on a fee schedule set by CMS. In recent years, payments under these fee schedules have decreased and may decrease more. We cannot predict whether or when third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive. Clinicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

*Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenues, cash flow and profitability. We may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our molecular diagnostic tests.

Billing for clinical laboratory testing services is complex. Sequenom CMM generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test it has very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom CMM may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition.

Among the factors complicating our billing of third-party payors are:

•	disputes among payors as to which party is responsible for payment;

•	disparity in coverage among various payors;

•	disparity in information and billing requirements among payors; and

•	incorrect or missing billing information, which is required to be provided by the prescribing physician.

These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our revenues, cash flow and profitability.

*Our failure to comply with governmental payor regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payor programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

The Medicare program is administered by CMS, which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

As Sequenom CMM launches additional commercial diagnostic tests, it must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase their operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Sequenom CMM has evaluated the security of its computer networks and determined that appropriate measures are in place to safeguard PHI contained on such networks. However, no security system is invulnerable to breach, and unauthorized persons may in the future be able to exploit weaknesses in the security systems of Sequenom CMM’s computer networks and gain access to such PHI. Additionally, Sequenom CMM shares PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors’ computer networks. Any wrongful use or disclosure of PHI by Sequenom CMM or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom CMM’s or its third-party contractors’ computer networks, could subject us and Sequenom CMM to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, Sequenom CMM also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by Sequenom CMM or its third-party contractors.

We incur significant costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

*The U.S. health care reform law could adversely affect our business, profitability and stock price and prevent the commercial success of the MaterniT21 LDT.

In March 2010, President Obama signed into law the PPACA, which may have far-reaching consequences for most healthcare companies, including diagnostic companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage.

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

Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes.

Restructuring the coverage of medical care in the United States could impact the reimbursement for diagnostic tests like ours, including the MaterniT21 LDT. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. In addition, certain members of Congress have declared their intentions to repeal some or all of the PPACA, adding further uncertainty to the law’s future impact on us.

Regardless of the impact of PPACA on us, the U.S. government and other governments have shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could cause significant pressure on the pricing of healthcare products and services, including the MaterniT21 LDT, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce healthcare costs may compromise our ability to set prices at commercially attractive levels for our diagnostic tests, including the MaterniT21 LDT, and other diagnostic tests that we may develop. Changes in healthcare policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management’s attention and adversely affect our ability to generate revenues and achieve consistent profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to healthcare availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging for a number of reasons, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to sell our diagnostic tests, including the MaterniT21 LDT, profitably. Some of these proposed and implemented reforms could result in reduced utilization or reimbursement rates for our diagnostic products.

*Our business is subject to other complex and sometimes unpredictable government regulations. If we or any of our clinical diagnostic laboratory customers fail to comply with these regulations, we could incur significant fines and penalties.

As a provider of clinical diagnostic testing products and services, we are subject to extensive and frequently changing federal, state and local laws and regulations governing various aspects of our business. In particular, the clinical laboratory industry is subject to significant governmental certification and licensing regulations, as well as federal and state laws regarding:

•	test ordering and billing practices;

•	marketing, sales and pricing practices;

•	patient privacy, including HIPAA;

•	insurance;

•	anti-markup legislation; and

•	consumer protection.

We are also required to comply with FDA regulation of our manufacturing practices and adverse event reporting activities, and regulation by the FDA of our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act, or FTC Act. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of the FTC Act could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar postmarket regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA and FTC regulation. We incur various costs in complying and overseeing compliance with these laws and regulations.

We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. Federal or state governments may impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on us. If we fail to comply with any existing or future regulations, restrictions or interpretations, we could incur significant fines and penalties.

*We are subject to risks associated with our foreign operations.

We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 63% and 64% of our genetic analysis segment sales were made outside of the United States during the three and nine months ended September 30, 2011, respectively, compared to 51% and 55% for the three and nine months ended September 30, 2010, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

Our only manufacturing facility for research use only genetic analysis products is located in San Diego, California, where we also have laboratories. Sequenom CMM has laboratory facilities in San Diego, California and Grand Rapids, Michigan. Damage to our facilities due to war, fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

Responding to claims relating to improper handling, storage or disposal of hazardous chemicals, and radioactive and biological materials that we use could be time consuming and costly.

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

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and Sequenom CMM and our partners and collaborators prepare to commercialize research use only or other molecular tests, including LDTs, such as the MaterniT21 LDT, and diagnostics for prenatal and other diseases, disorders and medical conditions. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $20.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant product liability claims, which could hurt our reputation and our financial condition.

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

•	the status of litigation against us and certain of our directors;

•	the dilution from the issuance of securities in connection with the settlement of litigation;

•	our ability to successfully implement the remedial measures recommended by the special committee following our independent investigation and the effectiveness of those measures; and

•	securities analysts’ earnings projections or securities analysts’ recommendations; or general market conditions.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Restated Bylaws of Registrant, as amended.

3.3 (3)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1 (1)	Specimen common stock certificate.

4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3 (3)	Form of Right Certificate.

4.4 (4)	Warrant dated May 3, 2011, issued to The Chinese University of Hong Kong Foundation Limited.

10.1 *	Sale and Supply Agreement dated July 8, 2011, between the Registrant and Illumina, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

*	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.

Dated: November 3, 2011	By:	/s/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer (Principal Financial and Accounting Officer)