Form 10-Q
period 2012-03-31
SEQUENOM INC
filed 2012-05-03
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number: 000-29101
____________________
SEQUENOM, INC.
(Exact name of registrant as specified in its charter)
____________________

DELAWARE	77-0365889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3595 John Hopkins Court San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (858) 202-9000
____________________
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
The number of shares of the Registrant's Common Stock outstanding as of April 30, 2012, was 114,540,864.

 SEQUENOM, INC.

PART I - FINANCIAL INFORMATION
Item  1.    Financial Statements
SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share information)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,203	$28,926
Marketable securities	56,500	55,290
Restricted cash	209	66
Accounts receivable, net	8,455	6,972
Inventories	7,874	8,729
Other current assets and prepaid expenses	4,202	3,533
Total current assets	140,443	103,516
Equipment and leasehold improvements, net	19,354	19,629
Intangible assets, net	1,015	1,154
Goodwill	10,007	10,007
Other assets	1,063	1,241
Total assets	$171,882	$135,547
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,881	$8,435
Accrued expenses	12,094	15,743
Deferred revenue	2,706	2,137
Long-term debt and obligations, current portion	3,661	1,902
Other current liabilities	747	787
Total current liabilities	27,089	29,004
Deferred revenue, less current portion	686	780
Long-term debt and obligations, less current portion	13,542	13,273
Other long-term liabilities	2,001	1,102
Commitments and contingencies	—	—
Stockholders' equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 114,539,136 and 99,348,623 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	115	99
Additional paid-in capital	944,593	883,006
Accumulated other comprehensive income	596	570
Accumulated deficit	(816,740)	(792,287)
Total stockholders' equity	128,564	91,388
Total liabilities and stockholders' equity	$171,882	$135,547
See accompanying notes.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share information)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Genetic analysis product sales and services	$10,140	$11,844
Diagnostic services	4,780	1,666
Total revenues	14,920	13,510
Cost of revenues:
Cost of genetic analysis product sales and services	2,607	3,458
Cost of diagnostic services	6,871	1,555
Total cost of revenues	9,478	5,013
Gross margin	5,442	8,497
Operating expenses:
Selling and marketing	9,757	6,060
Research and development	12,663	10,722
General and administrative	7,350	4,838
Total operating expenses	29,770	21,620
Loss from operations:	(24,328)	(13,123)
Interest income	22	—
Interest expense	(216)	(71)
Other income, net	71	475
Loss before income taxes	(24,451)	(12,719)
Income tax (expense) benefit	(2)	49
Net loss	$(24,453)	$(12,670)
Net loss per common share, basic and diluted	$(0.22)	$(0.13)
Weighted average number of shares outstanding, basic and diluted	$110,512	$98,929
Comprehensive loss	$(24,427)	$(12,391)
See accompanying notes.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Operating activities
Net loss	$(24,453)	$(12,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,887	2,602
Depreciation and amortization	2,234	1,410
Deferred rent	126	(200)
Other non-cash items	(11)	(51)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,445)	207
Inventories	874	274
Prepaid expenses and other assets	233	(170)
Accounts payable and accrued expenses	(4,144)	(2,687)
Deferred revenue	444	547
Other liabilities	—	(15)
Net cash used in operating activities	(23,255)	(10,753)
Investing activities
Purchases of equipment and leasehold improvements	(1,825)	(1,368)
Purchases of marketable securities	(3,328)	(76,166)
Maturities of marketable securities	2,150	4,880
(Increase in) release of restricted cash	(142)	1,330
Net cash used in investing activities	(3,145)	(71,324)
Financing activities
Payments on borrowings of debt and obligations	(32)	(259)
Borrowings on term loan	2,000	—
Proceeds from private placement, net of issuance costs	58,161	—
Proceeds from exercise of warrants, stock options, and ESPP purchases	553	575
Net cash provided by financing activities	60,682	316
Net increase (decrease) in cash and cash equivalents	34,282	(81,761)
Effect of exchange rate changes on cash and cash equivalents	(5)	149
Cash and cash equivalents at beginning of period	28,926	116,647
Cash and cash equivalents at end of period	$63,203	$35,035
See accompanying notes.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
We are a molecular diagnostic testing and genetics analysis company committed to providing molecular diagnostic testing services, and research use only products, services, applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive women's health-related and prenatal diagnostics, ophthalmology, and other medical conditions such as oncology, infectious diseases and autoimmunity.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include the accounts of Sequenom, Inc. and our wholly-owned subsidiaries located in the United States, Germany, the United Kingdom, Japan, India, and Hong Kong. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial information have been included. Interim results are not necessarily indicative of results for a full year or any other period(s).
The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. Subsequent events were evaluated by management through the date of filing of this Form 10-Q.
These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC, on March 9, 2012.
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
Revenue Recognition
Our revenue is generated primarily from the sale of products and services. Genetic analysis product sales and services revenue primarily consists of sales of system instrumentation and consumables used in genetic analysis, including extended warranty services associated with the instrumentation as well as other amounts earned under contract research agreements. Diagnostic services revenues consist of performing the following laboratory-developed tests, or LDTs: SensiGene Cystic Fibrosis Carrier Screening, or SensiGene CF LDT, SensiGene fetal Rhesus D genotyping, or SensiGene RHD LDT, RetnaGene age-related macular degeneration, or RetnaGene AMD LDT, and the MaterniT21 PLUS LDT for fetal trisomy 21, 18, and 13.
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenue is deferred for fees received before earned. Revenues from sales of consumables are recognized generally upon shipment and transfer of title to the customer. Revenue from sales of MassARRAY systems with standard payment terms are recognized upon shipment and transfer of title to the customer and when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer. We recognize revenue on maintenance services for ongoing customer support over the maintenance period.

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

We evaluate deliverables in a multiple-element arrangement to determine whether each represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer and there are no customer-negotiated refund or return rights for the delivered elements. Items are considered to have standalone value when they are sold separately by any vendor or when the customer could sell the item on a standalone basis. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined by management at the arrangement inception on the basis of each unit's relative selling price.
We establish VSOE of selling price using the price charged for a deliverable when sold separately or in rare instances, using the price established by management having the relevant authority. In order to establish VSOE of selling price, we must regularly sell the product or service on a stand-alone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there are not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then we consider whether TPE can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, we have not established selling price using TPE. If neither VSOE nor TPE of selling price exists, we determine our best estimate of selling price. The best estimate of selling price is established considering internal factors such as historical selling prices, pricing practices and controls, and customer segment pricing strategies.
Diagnostic services revenues from the Sequenom Center for Molecular Medicine, or Sequenom CMM, have been recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors and limited collections experience. We generally bill third-party payors upon generation and delivery of a report to the physician. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and we bill the patient directly for these amounts in the form of co-pays and deductibles. Some payors may not cover our test as ordered by the physician under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place. We will continue to recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected.

Accounts Receivable
We invoice our genetic analysis product sales and services as orders are shipped and/or services provided and any other contractual obligations are met. Our contracts typically require payment within 30 to 60 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends, and changes in client payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. Allowance for doubtful accounts was $795,000 and $771,000 at March 31, 2012 and December 31, 2011, respectively.
We bill third-party payors for our LDTs upon providing test results to ordering physicians. As such, we take assignment of benefits and the risk of collection with third-party payors. We continue to monitor the collection history for third-party payors. We do not record accounts receivable for billings to third-party payors as these revenues are currently recognized on a cash basis.
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

Collaboration, Development and Licensing Agreements
We enter into license agreements and collaborative research and development arrangements with life sciences partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, milestone payments, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.
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
Under the milestone method of revenue recognition, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our various license and collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.
Shipping and Handling Costs
Shipping and handling costs are included within cost of revenues on the statements of operations and comprehensive loss.
Cash, Cash Equivalents, and Marketable Securities
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased. Investments with an original maturity of more than three months are considered marketable securities and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses recorded as a component of comprehensive loss and stockholders' equity.
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
Level 1-Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2-Include other inputs that are directly or indirectly observable in the marketplace.
Level 3-Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions. As of March 31, 2012 and December 31, 2011, we had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.
We classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs.
The following table summarizes our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2012
Description	Total	Level 1	Level 2
Cash equivalents	$51,692	$51,460	$232
Government and agency backed debt securities	5,073	—	5,073
Mutual funds	372	372	—
Certificates of deposit	6,067	—	6,067
U.S. treasury securities	44,988	44,988	—
Total	$108,192	$96,820	$11,372

	As of December 31, 2011
Description	Total	Level 1	Level 2
Cash equivalents	$13,572	$13,097	$475
Government and agency backed debt securities	5,072	—	5,072
Mutual funds	323	323	—
Certificates of deposit	4,909	—	4,909
U.S. treasury securities	44,986	44,986	—
Total	$68,862	$58,406	$10,456

There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the three months ended March 31, 2012 or during the year ended December 31, 2011.
Restricted Cash
Restricted cash relates to cash that is pledged as collateral for letters of credit issued by us, primarily in connection with performance guarantees.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market value (net realizable value). We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles, including expiration. During the three months ended March 31, 2012, we sold $631,000 of inventory with no related charge to cost of goods sold as these items were previously reserved as slow-moving. Inventories are shown net of total reserves of $1.1 million and $1.9 million at March 31, 2012 and December 31, 2011, respectively.

Warranty Cost and Reserves
We provide a warranty provision related to the sales of our MassARRAY equipment based on our historical experience of returns and repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts, which is recorded as a component of cost of product revenue. Changes in our warranty liability during the three months ended March 31, 2012 were as follows (in thousands):

Balance as of December 31, 2011	$201
Additions charged to cost of revenues	26
Repairs, replacements, and reductions in liability requirements	—
Balance as of March 31, 2012	$227
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
Our intangible assets consist of purchased patent rights and license and lab accreditation costs. These intangible assets are being amortized over the expected economic use of the asset.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives, such as lab accreditations, patent rights and licenses, requires the use of estimates and the exercise of judgment.
We annually evaluate our goodwill and purchased intangibles at the reporting unit level during the fourth quarter each fiscal year or more frequently if we believe indicators of impairment are present. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

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
Foreign Currency Translation and Transactions
The financial statements of our German, United Kingdom, and Japanese subsidiaries are measured using, respectively, the Euro, Great British Pound, and the Japanese Yen, as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income (loss) in the statements of comprehensive loss and equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the three months ended March 31, 2012 and 2011.
Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of March 31, 2012 and December 31, 2011, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.
We recognize excess tax benefits associated with stock-based compensation to stockholders' equity only when realized. When assessing whether excess tax benefits relating to stock-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to stock-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.
We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.
Stock-based Compensation
We measure and recognize compensation expense for all stock-based payments made to employees, directors, and consultants based on estimated fair value, net of an estimated forfeiture rate. These stock-based awards include stock options, stock purchase rights under the 1999 Employee Stock Purchase Plan, or ESPP, and restricted stock. We estimate the fair value of stock options granted and stock purchases under our ESPP using the Black-Scholes-Merton, or BSM, option-pricing model. The fair value of our restricted stock units is based on the market price of our common stock on the date of grant. The determination of fair value of stock-based awards using the BSM pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of stock-based compensation expense recognized in our condensed consolidated statements of operations and comprehensive loss. These include estimates of the expected volatility of our stock price, expected life of an award, expected dividends, and the risk-free interest rate. We amortize the fair value of stock-based compensation on a straight-line basis over the requisite service periods of the awards. If any of the assumptions used in the BSM pricing model change significantly, stock-based compensation expense may differ materially from what we have recorded in the current period. Our net loss for the three months ended March 31, 2012 and 2011, included the following compensation expense related to our stock-based compensation awards (in thousands):

	Three months ended March 31,
	2012	2011
Selling and marketing expense	$854	$713
Research and development expense	1,142	1,026
General and administrative expense	891	863
	$2,887	$2,602
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
The fair value of options granted to non-employees is estimated at the measurement date using the BSM pricing model and remeasured at each reporting date to fair value, with changes recorded in the statement of comprehensive loss in the current period. Stock-based compensation for options granted to non-employees was $16,000 for the three months ended March 31, 2012 and 2011, respectively.
Comprehensive Loss
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders and includes net loss, unrealized gains and losses on our available-for-sale marketable securities and foreign currency translation gains and losses.

Net Loss Per Share
Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. In a period of a net loss position, basic and diluted weighted-average shares are the same. Shares used in calculating basic and diluted net loss per common share exclude as antidilutive the following common share equivalents:

	Three months ended March 31,
	2012	2011
Options to purchase common stock	5,174,875	4,016,092
Restricted stock not yet vested and released	863,586	958,414
Warrants to purchase common stock	250,000	59,035
	6,288,461	5,033,541
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Presentation of Comprehensive Income. The guidance requires an entity to present items of net income and other comprehensive income, or OCI, and total comprehensive income either in a single continuous statement of comprehensive income or two separate but continuous statements. We will no longer be allowed to present OCI in the statement of stockholders' equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present other comprehensive income in their interim and annual financial statements. This guidance is required to be implemented retrospectively during interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosures Requirements in U.S. GAAP and IFRSs, which clarified and amended the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB also clarified the intent of existing fair value measurement requirements. The new and revised disclosures are required to be implemented prospectively during interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

2. Other Financial Information
The following table provides information regarding our genetic analysis product sales and services revenues (in thousands):

	Three months ended March 31,
	2012	2011
Product sales	$8,455	$9,908
Maintenance services	1,235	1,238
Contract research	450	698
Total genetic analysis product sales and services revenues	$10,140	$11,844

The following is a summary of our marketable securities (in thousands):

		March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency backed debt securities	$5,038	$36	$(1)	$5,073
Mutual funds	224	148	—	372
Certificates of deposit	6,059	15	(7)	6,067
U.S. treasury securities	44,984	5	(1)	44,988
Total marketable securities	$56,305	$204	$(9)	$56,500

		December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency backed debt securities	$5,067	$5	$—	$5,072
Mutual funds	224	100	(1)	323
Certificates of deposit	4,901	11	(3)	4,909
U.S. treasury securities	44,971	15	—	44,986
Total marketable securities	$55,163	$131	$(4)	$55,290
As of March 31, 2012, we had certain marketable securities in a gross unrealized loss position, which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value. The following table shows the fair values and the gross unrealized losses of our marketable securities that were in an unrealized loss position as of March 31, 2012 and December 31, 2011 aggregated by investment category (in thousands):

	March 31, 2012		December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government and agency backed debt securities	$4,048	$(1)	$1,011	$(1)
Certificates of deposit	4,369	(7)	3,701	(3)
U.S. treasury securities	14,993	(1)	—	—
Total	$23,410	$(9)	$4,712	$(4)
Realized gains and losses are determined based on the specific identification method and are reported in other income (loss), net, in the condensed consolidated statements of operations and comprehensive loss. Gross realized gains and losses on sales of marketable securities were immaterial for the three months ended March 31, 2012 and year ended December 31, 2011. As of March 31, 2012, all of our marketable securities were due within one year.

The components of inventories were as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$5,956	$7,069
Work in process	421	113
Finished goods	1,497	1,547
Total	$7,874	$8,729
Equipment and leasehold improvements and related accumulated depreciation and amortization were as follows (in thousands):

	March 31, 2012	December 31, 2011
Laboratory equipment	$33,586	$32,864
Leasehold improvements	7,109	6,819
Office furniture and equipment	16,382	15,486
	57,077	55,169
Less accumulated depreciation and amortization	(37,723)	(35,540)
Total	$19,354	$19,629
3. Acquisitions
SensiGen, LLC
In February 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC, or SensiGen. The acquisition of the SensiGen assets provided us with intellectual property related to certain molecular diagnostics for women's health and cancer. The acquisition resulted in the recognition of goodwill at the time of purchase of approximately $7.0 million and is now part of our wholly-owned subsidiary Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen's business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease and lupus. We paid SensiGen cash consideration of approximately $1.9 million and issued common stock valued at $1.9 million. An additional $1.3 million was contingently payable to SensiGen upon the completion of certain triggering events occurring prior to the end of the agreement period in February 2012 with either cash or shares of our common stock. We satisfied certain of the triggering events related to the Agreement with aggregate cash payments of $650,000 and the Agreement expired in February 2012.
4. Segment Reporting
We operate our business on the basis of two reportable segments, Molecular Diagnostics (including Sequenom CMM) and Genetic Analysis. A further description of the operations of these segments is below. For the three months ended March 31, 2012 and 2011, we generated approximately 68.0%, and 87.7%, respectively, of our revenues from our Genetic Analysis segment. Product sales and services revenues for this segment were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY hardware, maintenance agreements, sales and licensing of our proprietary software, and contract research services. For the three months ended March 31, 2012 we generated approximately 32.0% of our revenues from our Molecular Diagnostic segment, which were primarily derived from the sale of testing services for the performance of Sequenom CMM's SensiGene CF LDT and to a much lesser extent the SensiGene RHD LDT, the RetnaGene AMD LDT, and the MaterniT21 PLUS LDT. For the three months ended March 31, 2011 we generated approximately 12.3% of our revenues from our Molecular Diagnostic segment, which were primarily derived from the sale of testing services for the performance of Sequenom CMM's SensiGene CF LDT, and to a much lesser extent the SensiGene RHD LDT. There were no revenues from the sale of testing services for the performance of the RetnaGene AMD and MaterniT21 PLUS LDTs during the three months ended March 31, 2011 due to commencement of their commercialization in the second and fourth quarters of 2011, respectively. In February 2012, the MaterniT21 LDT was rebranded under the name MaterniT21 PLUS LDT and the rebranded expanded test includes detection of increased representation of chromosome 18 and 13 material (associated with trisomy 18 and 13, respectively), in addition to chromosome 21 material (associated with trisomy 21). Revenue for Molecular Diagnostics is generated primarily from customers located within the United States. Revenue for Genetic Analysis is generated from customers located in North America, and customers and distributors located in Europe and Asia.

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
The following table sets forth our revenues and operating loss from our Molecular Diagnostic and Genetic Analysis segments for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
Genetic Analysis	$10,140	$11,844
Molecular Diagnostics	4,780	1,666
Total revenues	$14,920	$13,510
Operating (loss) income:
Genetic Analysis	$2,701	$3,906
Molecular Diagnostics	(17,242)	(7,390)
Unallocated	(9,787)	(9,639)
Total operating loss	$(24,328)	$(13,123)
5. Debt and Obligations
Debt
In May 2011, we and our wholly-owned subsidiary Sequenom CMM entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) that allows for term loans of up to $20.0 million, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of our and Sequenom CMM's assets, except for intellectual property, and are subject to certain other exceptions. The Loan Agreement includes limitations on our ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
Under the Loan Agreement, term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum (3.65% - 4.24% at March 31, 2012). We may borrow under the term loan through August 31, 2012. The term loan borrowings are to be repaid in 33 equal installments of principal, plus accrued interest commencing on September 1, 2012. The term loan requires a final payment of the greater of $420,000 or 3.5% of all advances made under the term loan, in addition to principal repayments, at the loan maturity date, which is May 1, 2015. We have the option to prepay the outstanding balance of the term loan in full, subject to the final payment, and a prepayment fee of 2% of the principal amount prepaid if the prepayment occurs before August 31, 2012. Under this term loan we had borrowed $17.0 million and $15.0 million as of March 31, 2012 and December 31, 2011, respectively.
 Under the terms of the revolving credit facility, we may borrow up to $10 million based on percentage of eligible accounts receivable, as defined in the Loan Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate equal to 1% over the U.S. prime rate, with principal due the maturity date of May 31, 2014. We have the option to terminate the revolving credit facility prior to the loan maturity date and repay the outstanding balance in full, subject to a termination fee between 1% to 3% depending upon when prepayment occurs. Under this credit line no amounts had been drawn as of March 31, 2012 and December 31, 2011, respectively.
At March 31, 2012 we were in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring us to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus our operating liquidity.
Capital Lease
In April 2009, we entered into a 36 month capital lease arrangement for new phone equipment, which was capitalized with office furniture and equipment at an aggregate balance of approximately $366,000. As of December 31, 2011, we had approximately $33,000 outstanding on this capital lease, which was repaid in full during the first quarter of 2012.

6. Commitments and Contingencies
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

In November 2011 we entered into a lease and a sublease agreement for two new facilities located in San Diego, California, and Durham, North Carolina, respectively. The lease has an initial term through January 2016. The sublease has an initial term through December 2016. We are making certain leasehold improvements to each of these facilities, which we will amortize over the shorter of the lease term or their expected useful life. The landlords for each of these properties have granted us certain leasehold improvement allowances, which will reduce rent expense over the initial lease and sublease terms.
Purchase Obligations
We have committed to make future minimum payments to third parties for certain inventories and research and development supplies.
7. Litigation
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., or Aria, in the United States District Court for the Northern District of California. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Non-Invasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis Innovation Limited, or Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Aria responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under United States patent laws. In March 2012 we filed a motion against Aria for preliminary injunctive relief and the Court has set a hearing date for the requested preliminary injunction motion for June 15, 2012. We intend to vigorously defend against the judicial declaration sought by Aria in its complaint and intend to vigorously pursue our claims against Aria for damages and injunctive relief. In January 2012, we filed a separate complaint against defendant Aria in the United States District Court for the Southern District of California (the Southern District Complaint) alleging that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California. Since the complaints were filed, Aria has changed its name to Ariosa Diagnostics, Inc.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the United States District Court for the Northern District of California. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's non-invasive, pre-natal paternity test do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the United States. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to non-invasive prenatal paternity testing and non-invasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. In January 2012, we filed a separate complaint against defendants Natera and DDC in the United States District Court for the Southern District of California (the Southern District Natera Complaint) alleging that Natera and DDC are infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Natera Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California.
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California. In the complaint (i) Verinata seeks a judicial declaration that activities related to its non-invasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its non-invasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Non-invasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by Verinata in its complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief.
In February 2012, we and our wholly-owned subsidiary Sequenom CMM were named as defendants in a complaint filed by plaintiffs ArcticDx, Inc., or ArcticDx, ArcticAx, Inc., or ArcticAx, and ArcticAx US Ltd. (together with ArcticDx and ArcticAx, collectively referred to as Arctic) in the United States District Court for the Eastern District of Texas. In the complaint (i) ArcticDx alleges that we and Sequenom CMM, by performing its RetnaGene AMD LDT to predict genetic predisposition to late-stage (wet) age-related macular degeneration (AMD), have and continue to directly infringe U.S. Patent No. 8,114,592, which ArcticDx has exclusively licensed from the Cambridge Enterprise Limited and seeks unspecified damages and injunctive relief, (ii) Arctic seeks a judicial declaration that activities related to its Macula Risk genetic test for the indication of individuals with AMD do not directly or indirectly infringe any claim of U.S. Patent No. 8,053,190 (the '190 Patent), U.S. Patent No. 7,867,727 (the '727 Patent), U.S. Patent No. 7,695,909 (the '909 Patent), U.S. Patent No. 7,351,524 (the '524 Patent), and U.S. Patent No. 8,088,579 (the '579 Patent), all of which we have exclusively in-licensed from Optherion, Inc., and (iii) Arctic seeks a judicial declaration that the claims of the '190 Patent, the '727 Patent, the '909 Patent, the '524 Patent, and the '579 Patent (collectively the DJ Patents) are invalid for failure to comply with the requirements of the patent laws of the United States. In May 2012, we filed a motion to dismiss the declaratory judgment causes of action as to each of the DJ Patents for lack of case or controversy and a motion to transfer the case to the United States District Court for the Southern District of California. We intend to vigorously defend against the allegations of infringement set forth by Arctic in its complaint. The Court has set a trial date for October 2013.
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
In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court's decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation.
In February 2009, liaison counsel for plaintiffs informed the District Court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the District Court. In April 2009, the parties submitted a tentative settlement agreement to the District Court and moved for preliminary approval thereof. In June 2009, the District Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In October 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, a number of shareholders filed appeals to the Second Circuit, objecting to the settlement. On January 10, 2012, the last of these shareholder appeals was dismissed with prejudice. Accordingly, the settlement is now final, all claims against us and our officers and directors in the IPO Cases have been dismissed with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that conducted the investigation of activity related to the trisomy 21 test, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter. The appeal is currently pending.
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
8. Stockholders' Equity
On January 25, 2012, we closed an underwritten public offering of 14,950,000 shares of our common stock at $4.15 per share. The offering resulted in aggregate net proceeds of approximately $58.2 million after deducting underwriting commissions and transaction expenses.
Stock Compensation Plans
In May 2006, our stockholders approved our 2006 equity incentive plan (the 2006 plan), as the successor to our 1999 stock option plan (the 1999 plan). As of March 31, 2012, the aggregate number of shares of common stock that may be issued under the 2006 plan is 13,246,564, and includes the number of shares shares outstanding under the 1999 plan that may terminate, be forfeited, or be repurchased and would otherwise have been returned to the share reserve under the 1999 plan.
In February 2010, our Board of Directors approved a New-Hire Equity Incentive Plan (New-Hire Plan) with a total share reserve of 550,000 shares of common stock, as amended. Equity awards under the New-Hire Plan are eligible to be issued only to persons entering into employment with us and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of March 31, 2012, 224,200 equity awards had been issued under the New-Hire Plan.
In November 1999, we adopted the ESPP. Offerings under the ESPP are for a duration of six months and consist of one purchase interval. The ESPP limits stock purchases to (i) no more than 10,000 shares per individual per offering and (ii) no more than $25,000 per individual per calendar year. Shares are purchased at 85% of the lower of the beginning or end of the period price. During the three months ended March 31, 2012 and 2011, a total of 149,444 shares and 81,350 shares, respectively, were purchased by and distributed to employees at an average price of $3.66 and $4.93 per share, respectively. The total intrinsic value of purchase rights exercised was $97,000 and $156,000 during the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, we recognized approximately $136,000 and $75,000, respectively, as stock-based compensation expense related to the ESPP. As of March 31, 2012, total unrecognized non-cash, compensation expense for non-vested purchase rights granted prior to that date was $128,000, with a weighted-average amortization period of 0.3 years. As of March 31, 2012, we had reserved 598,177 shares of common stock for issuance under the ESPP.
Stock-Based Compensation Expense
The estimated fair value of each stock option award granted and for stock purchased under the ESPP was determined on the date of grant using the BSM pricing model with the following assumptions:
Stock options

	Three months ended March 31,
	2012	2011
Risk-free interest rate	1.81%	2.53%
Volatility	94.4%	99.4%
Dividend yield	—%	—%
Expected life (years)	7.6	7.6
Weighted-average fair value	$3.91	$5.72
ESPP

	Three months ended March 31,
	2012	2011
Risk-free interest rate	0.08%	0.18%
Volatility	61.5%	99.7%
Dividend yield	—%	—%
Expected life (years)	0.50	0.49
Weighted-average fair value	$1.46	$2.98
Our determination of fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that require judgment. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on common stock in the foreseeable future. The computation of the expected option life assumption is based on a weighted-average calculation combining the average historical exercise activity and assumptions regarding the estimated life of all unexercised, outstanding stock options, and stock purchased under the ESPP.
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

Stock Options
A summary of the combined activity under our stock option plans is as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,846,413	$7.49
Granted	3,413,086	$4.77
Forfeitures and cancelled	(123,200)	$9.15
Exercised	(1,896)	$2.98
Outstanding at March 31, 2012	11,134,403	$6.64	7.9	$1,593,213
Options vested and exercisable at March 31, 2012	5,174,875	$7.47	6.3	$1,565,383
The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2012 and 2011, was $2,000 and $145,000, respectively. As of March 31, 2012, there was $23.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years. Cash received from stock option exercises for the three months ended March 31, 2012 and 2011 was $6,000 and $217,000, respectively. At March 31, 2012, there were 1,799,504 shares available for future option grants.

Restricted Stock
Restricted stock units are generally performance based awards, and vest upon achievement of defined performance targets. The following table summarizes activity related to our restricted stock units and awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock December 31, 2012	974,940	$4.65
Grants and awards	13,980	$4.49
Vested and released	(99,717)	$6.60
Forfeitures and cancelled	(25,617)	$5.23
Restricted Stock March 31, 2012	863,586	$4.40
The fair value of restricted stock that vested was $488,000 and $84,000 in the three months ended March 31, 2012 and 2011, respectively.
Warrants
In May 2011, pursuant to a license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock at the time of issuance of the warrant. As of March 31, 2012, the warrant had not been exercised and expires in May 2018.
In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. As of March 31, 2012, the warrant had not been exercised and expires in October 2015.
9. Savings and Pension Plans
We have a 401(k) savings plan covering most United States employees. In the United Kingdom we make contributions to defined contribution pension plans. Under these plans, individual employees may make contributions to the plan, which can be matched by us in an amount determined by our Board of Directors or as determined by local statutes. As of March 31, 2012, we have not made any matching contributions.

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
The MaterniT21 laboratory developed test, or LDT, was commercialized in October 2011 and in February 2012, was rebranded under the name MaterniT21 PLUS. The expanded test includes detection of any increased representation of chromosome 18 and 13 material (associated with trisomy 18 and 13, respectively), in addition to chromosome 21 material (associated with trisomy 21). The results of an independent multi-center study demonstrating the performance of the test was published online on February 2, 2012 by our academic collaborators in the journal Genetics in Medicine.
Sequenom, Inc., was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.
Overview
We are a molecular diagnostic testing and genetics analysis company committed to providing molecular diagnostic testing services, and research use only products, services, applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and agricultural, livestock, and other areas of research. Our development and commercialization efforts in various diagnostic areas include noninvasive women's health-related and prenatal diagnostics, ophthalmology, and other medical conditions such as oncology, infectious diseases, and autoimmune diseases.
Operating Segments
We operate our business on the basis of two reportable segments, Molecular Diagnostics (including the Sequenom Center for Molecular Medicine, or Sequenom CMM) and Genetic Analysis. A further description of the operations of these segments is below. For the three months ended March 31, 2012 and 2011, we generated approximately 68.0%, and 87.7%, respectively, of our revenues from our Genetic Analysis segment. Product sales and services revenues for this segment were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY hardware, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Diagnostic services revenues consist of performing the following LDTs: SensiGene Cystic Fibrosis Carrier Screening, or SensiGene CF LDT, for cystic fibrosis carrier screening, SensiGene fetal Rhesus D genotyping, or SensiGene RHD LDT, RetnaGene age-related macular degeneration, or RetnaGene AMD LDT, and the MaterniT21 PLUS LDT for fetal trisomy 21, 18, and 13. For the three months ended March 31, 2012 we generated approximately 32.0% of our revenues from our Molecular Diagnostic segment, which were primarily derived from the sale of testing services for the performance of Sequenom CMM's SensiGene CF LDT and to a much lesser extent the SensiGene RHD LDT, the RetnaGene AMD LDT, and the MaterniT21 PLUS LDT. For the three months ended March 31, 2011 we generated approximately 12.3% of our revenues from our Molecular Diagnostic segment, which were primarily derived from the sale of testing services for the performance of Sequenom CMM's SensiGene CF LDT, and to a much lesser extent the SensiGene RHD LDT. There were no revenues from the sale of testing services for the performance of the RetnaGene AMD and MaterniT21 PLUS LDTs in the three months ended March 31, 2011 due to commencement of their commercialization in the second and fourth quarters of 2011, respectively. Revenue for Molecular Diagnostics is generated primarily from customers located within the United States. Revenue for Genetic Analysis is generated from customers located in North America, and customers and distributors located in Europe and Asia.

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
The following table sets forth our revenues and operating loss from our Molecular Diagnostic and Genetic Analysis segments for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three months ended March 31,
	March 31, 2012	March 31, 2011
Revenues:
Genetic Analysis	$10,140	$11,844
Molecular Diagnostics	4,780	1,666
Total revenues	$14,920	$13,510
Operating (loss) income:
Genetic Analysis	$2,701	$3,906
Molecular Diagnostics	(17,242)	(7,390)
Unallocated	(9,787)	(9,639)
Total operating loss	$(24,328)	$(13,123)
Molecular Diagnostics and SEQureDx Technology
We are committed to researching, developing, and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders, and diseases, women's health-related disorders and diseases, ophthalmology, and other medical conditions such as oncology, infectious diseases, and autoimmune diseases. Currently, we are primarily focused on developing and commercializing prenatal diagnostic tests using our foundational, patent-protected, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology, which we in-license from Isis Innovation Limited, or Isis. This technology uses a maternal blood sample for a prenatal diagnosis or risk assessment in order to provide reliable information about the presence, amount, or absence of fetal genetic material in early pregnancy. We have branded our technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on developing noninvasive in vitro diagnostic tests using our proprietary MassARRAY system and/or nucleic acid sequencing platforms currently provided by Illumina, Inc. We plan to execute the development, validation, and other activities necessary to file submissions with the U.S. Food and Drug Administration, or FDA, seeking clearance or approval for commercialization in the United States of certain of our in vitro diagnostic tests where we believe it will afford us competitive advantages to do so, such as providing us with the flexibility to sell the tests as FDA cleared in vitro diagnostic (IVD) kits to other laboratories, and an alternative in the event the FDA decides to exercise its enforcement jurisdictional authority with respect to regulation of laboratory-developed tests as in vitro diagnostics. Historically, the FDA has exercised enforcement discretion and exempted from regulation LDTs, but the FDA has stated that additional regulation of LDTs may be warranted. In 2010 we submitted a pre-investigational device exemption submission and supplements to the FDA for an in vitro diagnostic test for fetal chromosome 21 aneuploidy, such as trisomy 21, and have met with the FDA to discuss our proposed preclinical and clinical study designs. Patient enrollment has been initiated for this clinical study.
Sequenom Center for Molecular Medicine
Sequenom CMM is our wholly-owned subsidiary, and operates a laboratory located in Grand Rapids, Michigan, and a second laboratory located in San Diego, California, that are both accredited by the College of American Pathology, or CAP, and compliant with the certification requirements for high complexity testing under the Clinical Laboratory Improvement Amendments, of 1988, as amended, or CLIA. Sequenom CMM develops and validates LDTs for use in and solely by Sequenom CMM as a testing service to physicians. Sequenom CMM utilizes our patented SEQureDx ccff technology in developing and performing some of its LDTs. Sequenom CMM has validated and currently offers to physicians four LDTs: MaterniT21 PLUS to determine the relative amounts of chromosome 21, 18, and 13 material present as circulating cell-free DNA in a maternal blood sample; SensiGene RHD Genotyping to determine a mother's blood type and Rhesus D factor; SensiGene Cystic Fibrosis Carrier Screening to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene AMD to predict genetic predisposition to develop late-stage (wet) age-related macular degeneration, or AMD. Patient samples are collected by physicians and submitted to Sequenom CMM for testing and the results are reported back to the ordering physician.
We have invested substantially in Sequenom CMM's information technology infrastructure to enhance the laboratory's ability to track samples and provide electronic ordering and reporting and have put in place sample collection and transportation logistics that can be scaled as demand for Sequenom CMM's molecular diagnostic testing services increases. Currently, we offer pricing on our diagnostic testing services that address the following general parameters: for insured patients, the payor is being billed at the full list price, with the patients having certain out-of-pocket expenses and any outstanding amounts being pursued from the payor, not the patient, on appeal. Uninsured patients are billed using a separately maintained price list. Sequenom CMM operates primarily as an out-of-network laboratory provider with most private insurance companies.  We are working with each insurer to become a contracted laboratory provider, as exemplified by the recent agreement with MultiPlan Inc., a healthcare cost management provider for insurance companies. We expect the adoption of our tests by insurers to vary as well as the amounts received from our billing to fluctuate until we are able to establish meaningful payment histories or contracts.
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
FDA Oversight of LDTs
Historically, the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used by the same laboratory. During a public meeting held in July 2010, the FDA explained that it was reconsidering its policy of enforcement discretion over LDTs. The FDA noted that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and cleared or approved by the FDA. However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation. We continue to monitor potential changes as the FDA's LDT policy evolves to ensure Sequenom CMM's activities are consistent with the FDA's most current policy.
As part of the FDA's evolving position on the regulation of LDTs, the FDA issued letters to a number of companies in mid-2010 that primarily related to direct-to-consumer genetic testing. In these letters, the FDA expressed concern about consumers making medical decisions in reliance upon genetic tests that have not undergone the FDA's premarket review.

Although Sequenom CMM does not sell its testing services directly to consumers, we also received a letter from the FDA in July 2010. We responded to the FDA by letter in August 2010 and met with the FDA in September 2010. We reiterated at that meeting that Sequenom CMM's LDTs are physician-ordered and neither we nor Sequenom CMM are involved in direct-to-consumer commercialization. The FDA indicated at that time it had no further questions on the direct-to-consumer issue.
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
Subject to the license rights granted under the agreement with Isis, intellectual property rights created in connection with improvements made to the licensed technology will belong to the party developing the improvements. We also granted a perpetual royalty-free license to the University of Oxford, which is the parent of Isis, to use and publish material relating to the licensed technology and any of our improvements solely for non-commercial use. The University of Oxford's right to publish is subject to our right to delay publication of information to protect the licensed technology or our improvements.
We have made up-front payments to Isis and agreed to pay to Isis royalties on net sales of products developed or produced using the licensed patent rights, including specified minimum royalty amounts and milestone payments upon commercial events with respect to products for particular indications.
The agreement with Isis will remain in force for the life of any patent issued in connection with the patent application covering the licensed technology, subject to earlier termination by either party upon uncured material breach or other specified circumstances. Isis may terminate the agreement if we file a petition to wind-up or dissolve or upon 30 days' written notice if we were to challenge the validity of the patent rights covering the licensed technology or fail to make the up-front payments as provided in the agreement. We may terminate the agreement for any reason with six months' advance written notice. In the event we fail to achieve certain milestone requirements with respect to particular indications, Isis may convert the exclusive license into a non-exclusive license with respect to those indications.
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
In May 2011, pursuant to this license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock on May 3, 2011. The warrant was immediately exercisable, in whole or in part, but not for less than 20,000 shares and in increments of 20,000 shares, has a term of seven years, and was valued at $1.2 million using the Black-Scholes-Merton, or BSM, option-pricing model, which we recorded as research and development expense in 2011.
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
This agreement with CUHK requires us to use all reasonable efforts and diligence to exploit the licensed patent rights and to proceed with the development, manufacture and sale of products developed or produced using the licensed patent rights, and to diligently develop markets for such products. Under the terms of the agreement, we have agreed to indemnify CUHK from all losses incurred by CUHK relating to our manufacture, use, sale or any other dealing with respect to products developed or produced using the licensed patent rights. CUHK has agreed to indemnify us from all losses incurred as a result of breaches of CUHK's representations and warranties under the agreement, subject to a cap of two times the aggregate payments received by CUHK from us at the time of such breach.
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
We may terminate the agreement with CUHK for any reason with 30 days' advance written notice. In the event we fail to achieve certain commercial milestone requirements with respect to products developed or produced using the licensed patent rights, CUHK may terminate the licensed patent rights with respect to such specific milestone.
Under the terms of the license agreement and other agreements with CUHK, we have rights in improvements to licensed technology when such improvements are based upon and claim priority to existing patent applications that have been licensed by us. We also have a sole and exclusive option to obtain an exclusive license to research results generated by specific CUHK inventors, using a sequencing platform purchased by us for CUHK's use, and which relate to massively parallel sequencing to discover and analyze plasma, serum, blood or other bodily fluid-based markers for prenatal diagnosis, prenatal prognostication, construction of a whole genome genetic map or complete genomic sequencing of the fetus or other prenatal analysis, cancer detection, cancer prognostication, or other analysis for the screening and management of cancer.
Other Agreements
In July 2011, we entered into a Sale and Supply Agreement with Illumina, Inc., or Illumina, which we recently amended and extended the term of the agreement from three to five years, unless terminated earlier as provided for in the agreement, pursuant to which we and our subsidiaries will purchase laboratory equipment and consumables that will be used for our fetal chromosomal detection applications, including a noninvasive test which is designed to detect an overabundance of chromosome 21 in pregnant women, a result associated with fetal Down syndrome. This agreement requires that we submit periodic binding forecasts for consumables. Beginning in 2013, in the event that we purchase less than a specified amount of consumables during any calendar year, Illumina will be relieved of certain of its obligations and representations under the agreement, including certain of Illumina's obligations with respect to pricing terms of the consumables that we purchase. Additionally, we and Illumina have agreed to work collaboratively toward our submission for regulatory approval of an in vitro diagnostic product for the detection of fetal chromosomal abnormalities. Either party may terminate the agreement prior to expiration for the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party.
Genetic Analysis
Our proprietary MassARRAY system is comprised of hardware, software applications, and consumable chips and reagents. It is a high-performance (in speed, accuracy, sample throughput, and cost efficiency) nucleic acid analysis research use only system that quantitatively and precisely measures genetic target material and variations. Our system is widely accepted as a leading high-performance DNA analysis system for genotyping, somatic mutation analysis, and fine mapping markets and continues to gain traction for applications such as agricultural genomics and clinical research. Our research customers include premier clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies, academic institutions, and various government agencies worldwide. To provide customer support for our expanding user base, and in an effort to maximize market penetration, we have established direct sales and support employees serving North America, Europe and Asia, in addition to utilizing sales and distribution partners in several major countries throughout the world.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related notes. Certain of these accounting policies that we believe are the most critical to our investors' understanding of our financial results and conditions are discussed below. In preparing these financial statements, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of the consolidated financial statements. Management must apply significant judgment in this process. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an assessment that falls within the range of reasonable estimates. The application of these accounting policies involves the exercise of judgment and use of estimates and assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	revenue recognition;

•	goodwill and impairment evaluations of long-lived assets;

•	allowance for doubtful accounts;

•	reserves for obsolete and slow-moving inventory;

•	income taxes; and

•	stock-based compensation.
In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, or GAAP, and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
During the first three months of 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2012 and 2011
Comparison of Three Months Ended March 31, 2012 and 2011
Revenues
Genetic analysis product sales and services revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Diagnostic revenues were primarily derived from the sale of testing services for the performance of Sequenom CMM's SensiGene CF LDT and to a much lesser extent the SensiGene RHD LDT, the RetnaGene AMD LDT, and the MaterniT21 PLUS LDT. There were no collections from the sale of testing services for the performance of Sequenom CMM's RetnaGene AMD LDT and MaterniT21 LDT in the three months ended March 31, 2011 due to commencement of their commercialization in the second and fourth quarters of 2011, respectively. Revenue for Molecular Diagnostics is generated primarily from customers located within the United States. Revenue for Genetic Analysis is generated from customers located in North America and customers and distributors located in Europe and Asia.

	Three months ended March 31,		$ Change	% Change
	2012	2011
	(in thousands)
Genetic analysis product sales and services	$10,140	$11,844	$(1,704)	(14)%
Diagnostic services	4,780	1,666	3,114	187%
Total revenues	$14,920	$13,510	$1,410	10%

The decrease in our genetic analysis product sales and services revenues is primarily attributable to a decrease in system sales, including recognition of extended warranty maintenance contracts, to $4.2 million from $5.8 million resulting from fewer MassARRAY systems sold during the current period as compared to the same period in 2011. Additionally, contract research services decreased to $0.5 million from $0.7 million during the three months ended March 31, 2012 and 2011, respectively. These decreases were partially offset by our larger installed base of MassARRAY systems against the comparative period, which resulted in increased consumables orders from our customers in the translational research and agricultural biology markets against the comparative period and an increase of consumables revenues to $5.5 million from $5.3 million during the three months ended March 31, 2012 and 2011, respectively.
Diagnostic services revenue is recognized upon cash collection as payments are received. The increase in our diagnostic revenue is attributable the introduction of Sequenom CMM's RetnaGene AMD LDT and MaterniT21 LDT in 2011 and an increase in the number of SensiGene CF and SensiGene RHD tests performed during the three months ended March 31, 2012, compared to the same period in 2011.
Domestic and non-U.S. revenues were $9.3 million and $5.6 million for the three months ended March 31, 2012, respectively, and $6.5 million and $7.0 million for the three months ended March 31, 2011, respectively.
Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of our existing LDTs as well as future tests.
Cost of Genetic Analysis Product Sales and Services and Diagnostic Services Revenues and Gross Margins
Gross margin consists of our revenues less cost of revenues. Cost of revenues consists of employee-related costs (salaries, bonuses, fringe benefits, and stock-based compensation) of our laboratory and manufacturing personnel, and other support personnel, as well as outside laboratory costs, laboratory and manufacturing inventory and supplies, logistic costs, depreciation, and administrative-related costs allocated to cost of revenues.

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Gross margin (in thousands)	$5,442	$8,497	$(3,055)	(36)%
Gross margin (% of revenues)	36%	63%
Cost of genetic analysis product sales and services for the three months ended March 31, 2012 and 2011 were $2.6 million and $3.5 million, respectively. Gross margin on genetic analysis product sales and services revenues for the three months ended March 31, 2012 was 74%, compared to 71% for the same period in 2011. The increase is due to product mix, with higher margin consumables comprising a larger percentage of overall segment revenues.

Costs of diagnostic services revenues are recognized upon providing test results to ordering physicians and were $6.9 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. Gross margin as a percentage of diagnostic services revenues was negative and 7% for the three months ended March 31, 2012 and 2011, respectively. The decrease in gross margin is due to higher absorbed laboratory costs as test volumes increase. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margin on diagnostic tests were affected by test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and laboratory operational costs.
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

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Selling and marketing (in thousands)	$9,757	$6,060	$3,697	61%
Selling and marketing (% of revenues)	65%	45%
The increase in selling and marketing expenses for the three months ended March 31, 2012, compared to the same period in 2011 is primarily related to higher compensation, travel, overhead, and other labor related costs of $2.3 million associated with increased headcount to support our operations, plus increased marketing and logistics expenses of $1.4 million attributable to the launch of the MaterniT21 LDT.

Research and development expenses
Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research contracts.

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$12,663	$10,722	$1,941	18%
Research and development (% of revenues)	85%	79%
The increase in research and development expenses for the three months ended March 31, 2012, as compared to the same period in 2011 is primarily related to an increase of $1.9 million in the allocation of facilities, overhead, and depreciation expenses plus higher compensation, operating supplies, and other labor related costs of $0.9 million associated with increased headcount and CLIA laboratory expansion; partially offset by a decrease of $0.9 million in nonrecurring research-related intellectual property licensing and collaboration costs.

General and administrative expenses
General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$7,350	$4,838	$2,512	52%
General and administrative (% of revenues)	49%	36%
The increase in general and administrative expenses for the three months ended March 31, 2012, from the same period in 2011 was primarily related to increased legal costs of $1.3 million, mainly associated with litigation, increased facilities costs of $0.9 million related to the acquisition of new corporate space, higher labor costs of $0.8 million attributable to increased headcount, increased other facilities and overhead expenses of $0.3 million related to the increase in headcount, higher audit and tax fees of $0.3 million associated with our increase in operations, higher third-party consulting expenses of $0.3 million, and an increase of $0.2 million in other business expenses; partially offset by a greater percentage of costs being absorbed into other departments or cost of goods sold, approximately $1.6 million in the current period.
Interest Income
Interest income was $22,000 and $0 for the three months ended March 31, 2012 and 2011, respectively. The increase was attributable to the overall increase in our investment portfolios and varying levels of cash, cash equivalents and marketable securities balances during 2012, as compared to the same period in 2011.

Interest Expense
Interest expense was $216,000 and $71,000 for the three months ended March 31, 2012 and 2011, respectively. The increase was attributable to increased balances on our term loan debt.
Other Income, net
Other income, net, was $71,000 and $475,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily due to nonrecurring income in the prior period of $250,000 related to a U.S. government grant and $100,000 gain on disposal of assets.
Income Tax Expense
We had an income tax expense of $2,000 and a benefit of $49,000 for the three months ended March 31, 2012 and 2011, respectively. The income tax expense and benefit in each periods was primarily due to statutory tax liabilities resulting from our state and foreign operations.
Liquidity and Capital Resources
As of March 31, 2012, cash, cash equivalents, and current marketable securities totaled $119.7 million, compared to $84.2 million at December 31, 2011. Our cash equivalents and current marketable securities are held in a variety of securities that are represented by issuance from the U.S. Government, repurchase agreements collateralized by U.S. Government securities that have ratings of AAA, or are fully guaranteed by the U.S. Government.
We have a history of recurring losses from operations and had an accumulated deficit of $816.7 million as of March 31, 2012. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. We expect to incur significant expenses associated with patent litigation for at least the remainder of 2012 and for 2013. As of March 31, 2012 and December 31, 2011, we had working capital of $113.4 million and $74.5 million, respectively.
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

We consider the material drivers of our cash flow to be sales volumes, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Cash used in operations for the three months ended March 31, 2012, was $23.3 million, compared to $10.8 million for the three months ended March 31, 2011. Our use of cash was primarily a result of the net loss of $24.5 million for the three months ended March 31, 2012, adjusted for non-cash items related stock-based compensation of $2.9 million, and depreciation and amortization of $2.2 million. The changes in our operating assets and liabilities consisted of higher accounts receivable and lower accounts payable and accrued expenses, which resulted in a cash usage of $5.6 million; partially offset by lower inventory and prepaid expenses and other assets balances plus higher deferred revenue and other liabilities that resulted in a cash provision of $1.6 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.
Investing activities, other than the net changes in our current marketable securities and restricted cash that used $1.3 million, consisted of purchases for capital equipment, leasehold improvements, and intangible assets that used $1.8 million in cash during the three months ended March 31, 2012, compared to $1.4 million for the same period in 2011.

Net cash provided by financing activities was $60.7 million during the three months ended March 31, 2012, compared to $0.3 million for the three months ended March 31, 2011. Financing activities during the three months ended March 31, 2012, included net proceeds of $58.2 million from our underwritten public offering, proceeds from drawing on our term loan of $2.0 million, and $0.6 million from the exercise of stock options and employee contributions under our employee stock purchase plan.

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
The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of March 31, 2012 and December 31, 2011, all of our investments in marketable securities were classified as available-for-sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders' equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.
Foreign currency rate fluctuations
We have foreign operations whose functional currencies are the Great British Pound (GBP), the Japanese Yen (Yen), and the Euro (EUR). The subsidiaries' accounts are translated from the relevant functional currency to the United States Dollar (USD) using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the USD.
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

	As of March 31, 2012 Net foreign monetary assets
Functional currency of operations	AUD	EUR
USD	$724,000	$547,000
A movement of 10% in the USD to AUD exchange rate would create an unrealized gain or loss of approximately $72,000. A movement of 10% in the USD dollar to EUR exchange rate would create an unrealized gain or loss of approximately $55,000. We do not believe that a movement in the exchange rate between the USD and the GBP, the Yen, or any other foreign currencies, to which we are exposed, respectively, would have a material impact on our business or operating results during the periods presented. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three months ended March 31, 2012. We had no deferred gains or losses during the period covered.
Inflation
We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the timelines specified in the rules and forms of the Securities and Exchange Commission's, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is our principal executive officer, and Chief Financial Officer, or CFO, who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures have been designed to provide reasonable assurance that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the SEC in the manner and within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that the information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Further, management determined that as of March 31, 2012, there were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., or Aria, in the United States District Court for the Northern District of California. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Non-Invasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis Innovation Limited, or Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Aria responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under United States patent laws. In March 2012 we filed a motion against Aria for preliminary injunctive relief and the Court has set a hearing date for the requested preliminary injunction motion for June 15, 2012. We intend to vigorously defend against the judicial declaration sought by Aria in its complaint and intend to vigorously pursue our claims against Aria for damages and injunctive relief. In January 2012, we filed a separate complaint against defendant Aria in the United States District Court for the Southern District of California (the Southern District Complaint) alleging that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California. Since the complaints were filed, Aria has changed its name to Ariosa Diagnostics, Inc.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the United States District Court for the Northern District of California. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's non-invasive, pre-natal paternity test do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the United States. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to non-invasive prenatal paternity testing and non-invasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. In January 2012, we filed a separate complaint against defendants Natera and DDC in the United States District Court for the Southern District of California (the Southern District Natera Complaint) alleging that Natera and DDC are infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Natera Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California.
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California. In the complaint (i) Verinata seeks a judicial declaration that activities related to its non-invasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its non-invasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Non-invasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by Verinata in its complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief.
In February 2012, we and our wholly-owned subsidiary Sequenom CMM were named as defendants in a complaint filed by plaintiffs ArcticDx, Inc., or ArcticDx, ArcticAx, Inc., or ArcticAx, and ArcticAx US Ltd. (together with ArcticDx and ArcticAx, collectively referred to as Arctic) in the United States District Court for the Eastern District of Texas. In the complaint (i) ArcticDx alleges that we and Sequenom CMM, by performing its RetnaGene AMD LDT to predict genetic predisposition to late-stage (wet) age-related macular degeneration (AMD), have and continue to directly infringe U.S. Patent No. 8,114,592, which ArcticDx has exclusively licensed from the Cambridge Enterprise Limited and seeks unspecified damages and injunctive relief, (ii) Arctic seeks a judicial declaration that activities related to its Macula Risk genetic test for the indication of individuals with AMD do not directly or indirectly infringe any claim of U.S. Patent No. 8,053,190 (the '190 Patent), U.S. Patent No. 7,867,727 (the '727 Patent), U.S. Patent No. 7,695,909 (the '909 Patent), U.S. Patent No. 7,351,524 (the '524 Patent), and U.S. Patent No. 8,088,579 (the '579 Patent), all of which we have exclusively in-licensed from Optherion, Inc., and (iii) Arctic seeks a judicial declaration that the claims of the '190 Patent, the '727 Patent, the '909 Patent, the '524 Patent, and the '579 Patent (collectively the DJ Patents) are invalid for failure to comply with the requirements of the patent laws of the United States. In May 2012, we filed a motion to dismiss the declaratory judgment causes of action as to each of the DJ Patents for lack of case or controversy and a motion to transfer the case to the United States District Court for the Southern District of California. We intend to vigorously defend against the allegations of infringement set forth by Arctic in its complaint. The Court has set a trial date for October 2013.
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
In September 2003, pursuant to the authorization of a special litigation committee of our board of directors, we approved in principle a settlement offer by the plaintiffs. In September 2004, we entered into a settlement agreement with the plaintiffs. In February 2005, the District Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the District Court reaffirmed class certification and preliminary approval of the modified settlement. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court's decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc. In April 2007, the Second Circuit denied plaintiffs' rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the settlement as originally negotiated was terminated pursuant to stipulation.
In February 2009, liaison counsel for plaintiffs informed the District Court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the District Court. In April 2009, the parties submitted a tentative settlement agreement to the District Court and moved for preliminary approval thereof. In June 2009, the District Court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In October 2009, the District Court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, a number of shareholders filed appeals to the Second Circuit, objecting to the settlement. On January 10, 2012, the last of these shareholder appeals was dismissed with prejudice. Accordingly, the settlement is now final, all claims against us and our officers and directors in the IPO Cases have been dismissed with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that conducted the investigation of activity related to the trisomy 21 test, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter. The appeal is currently pending.
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
Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2011. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.
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
Our cash, cash equivalents, and current marketable securities were $119.7 million as of March 31, 2012. On January 25, 2012, we closed an underwritten public offering of our common stock totaling 14,950,000 shares of our common stock at $4.15 per share. The offering resulted in aggregate net proceeds of approximately $58.2 million after deducting underwriting commissions and transaction expenses. Based on our current plans, we believe our cash, cash equivalents and current marketable securities will be sufficient to fund our operating expenses and capital requirements through 2013. Sequenom CMM's announced plans to expand its operations to commercialize the MaterniT21 PLUS LDT and its research and development activities related to improvements to current tests and to expand its diagnostic test menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required for it to attain significant commercial success for the MaterniT21 PLUS LDT. If we or Sequenom CMM are not able to successfully implement our marketing, sales and commercialization strategies, we and Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS LDT or successfully commercialize any future LDTs or diagnostic tests that we may develop. Additionally, in order to execute our molecular diagnostic research and development activities, we need to collect a large number of patient samples in a timely manner. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
We anticipate that we may need to raise additional funds in the future to support expanding commercialization of the MaterniT21 PLUS LDT and continued development and commercialization of our molecular diagnostic technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities. The sale of additional securities will likely result in dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional funds due to a variety of factors, including our financial condition, the status of our commercialization efforts and our research and development programs, the status of ongoing litigation and the status and scope of our patent rights, and the general condition of the financial markets. If we fail to raise additional funds, we will have to cease or reduce our commercialization efforts, delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.
The amount of additional funds we will need depends on many factors, including:

•	the size of our future operating losses;

•	our success and our distributors' success in selling our MassARRAY system, ancillary reagents, software and services;

•

•	Sequenom CMM's success selling and marketing the MaterniT21 PLUS LDT and the level of collections and reimbursement from third-party payors;

•
Sequenom CMM's success in generating revenues from its testing services for cystic fibrosis carrier screening, fetal Rhesus D genotyping, and AMD, and the level of reimbursement and collections for these and future tests;

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
*Sequenom CMM will need to expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS LDT, to expand geographically, and to successfully commercialize any other diagnostic tests it may develop.
In October 2011, Sequenom CMM began commercializing the MaterniT21 LDT, a noninvasive trisomy 21 test that analyzes DNA samples utilizing massively parallel sequencing. Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required to attain significant commercial success for the MaterniT21 PLUS LDT, to expand our geographic presence, and to successfully commercialize any other diagnostic tests it may develop. In order to increase sales of the MaterniT21 PLUS LDT, Sequenom CMM will need to:

•	expand its direct sales force in the United States by recruiting additional sales representatives in selected markets;

•	enter into collaborative relationships with third parties to expand sales and marketing channels;

•
educate clinicians, other healthcare professionals, clinical diagnostic laboratories, healthcare thought leaders, network providers, and third-party payors regarding the clinical benefits and cost-effectiveness of the MaterniT21 PLUS LDT;

•	expand the number of clinical diagnostic laboratory and hospital outreach laboratory customers; and

•	establish, expand, and manage sales and reimbursement arrangements with third parties, such as insurance companies and network providers.
Sequenom CMM has limited experience in selling and marketing the MaterniT21 PLUS LDT. Sequenom CMM may need to hire additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. We may face competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If Sequenom CMM is unable to hire and retain qualified sales and marketing personnel, our business will suffer. If we are not able to successfully implement our marketing, sales and commercialization strategies, Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS LDT, or successfully commercialize any future diagnostic LDTs tests that it may develop.
*Uncertainty regarding the development of new LDTs and diagnostic tests could materially adversely affect our and Sequenom CMM's business, financial condition, and results of operations.
We and Sequenom CMM are continuing to focus research and development efforts on LDTs and diagnostic tests, other than the MaterniT21 PLUS LDT. The launch of any other diagnostic test will require the completion of certain clinical development and commercialization activities, including the efforts of collaborative partners on which we rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other LDT or diagnostic test or that we will be able to establish or maintain the collaborative relationships that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient samples and we may not be able to use prior collected samples or collect a sufficient number of appropriate samples in a timely manner in the future to complete clinical development for any planned LDT or diagnostic test. Failure to possess or to collect a sufficient number of appropriate samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, and launch any of our planned LDTs or diagnostic tests. Any failure to complete on-going clinical studies for our planned LDTs and diagnostic tests could have material adverse effects on our business, operating results or financial condition.

*We have limited experience and must rely on technology provided by third parties in order to commercialize the MaterniT21 PLUS LDT, and may rely on third parties for commercialization of future products.
Sequenom CMM's noninvasive prenatal and other molecular diagnostic LDTs are relatively new in the marketplace. Additionally, we continue to develop new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY system and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and commercializing sequencing-based technology and rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including the MaterniT21 PLUS LDT. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the sequencers and consumables that Sequenom CMM is using for the MaterniT21 PLUS LDT, including whether such sequencers will meet our quality system requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we need for the test.
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
Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our and Sequenom CMM's testing services and in the design, manufacture and marketing of products could adversely affect the results of our operations and adversely impact our reputation.
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
Manufacturing or design defects, unanticipated use of our or Sequenom CMM's products, or inadequate disclosure of risks relating to the use of the products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our or Sequenom CMM's products. Personal injuries relating to the use of our or Sequenom CMM's products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.
Similarly, negligence in performing our or Sequenom CMM's services can lead to injury or other adverse events. We or Sequenom CMM may be sued under physician liability or other liability law for acts or omissions by our or Sequenom CMM's laboratory personnel. We and Sequenom CMM are subject to the attendant risk of substantial damages awards and risk to our reputation.
*We may not be able to generate significant revenue from noninvasive prenatal diagnostic tests, including the MaterniT21 PLUS LDT, or any other tests we may develop.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM LDTs, including the MaterniT21 PLUS LDT. Sequenom CMM has committed significant research and development resources for the development and validation of LDTs and Sequenom has likewise invested significant research and development resources. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services that Sequenom CMM has launched, including the MaterniT21 PLUS LDT, or plans to launch in the future. In September 2009, Sequenom CMM launched a testing service for cystic fibrosis carrier screening. In early 2010, Sequenom CMM launched a testing service for noninvasive prenatal Rhesus D genotyping. In the second quarter of 2011, Sequenom CMM launched a testing service for assessment of risk for developing wet AMD. In October 2011, Sequenom CMM launched the MaterniT21 LDT. However, there is no guarantee that Sequenom CMM will be able to successfully launch other diagnostic testing services on anticipated timelines. We have limited experience in licensing, manufacturing, selling, marketing, and distributing diagnostic tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate revenue from the sale of such tests or Sequenom CMM's testing services. Even if we are able to develop noninvasive prenatal diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate significant revenue from the sale of such tests or testing services, including the following:

•	the effectiveness of our ability to implement and maintain controls and risk management measures as appropriate;

•	our ability to establish and maintain sufficient intellectual property rights in our products;

•
intellectual property rights held by others, including United States Patent No. 7,888,017 titled “Non-invasive Fetal Genetic Screening by Digital Analysis” and No. 8,8008,018 titled “Determination of Fetal Aneuploidies By Massive Parallel DNA Sequencing” assigned to Stanford University and licensed to Verinata Health, Inc.;

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the availability of adequate study samples for validation studies for any diagnostic tests we develop;

•
reliance on Sequenom CMM, which is subject to routine governmental oversight and inspections for continued operation pursuant to the Clinical Laboratory Improvement Amendments, or CLIA, to process tests ordered by physicians;

•
Sequenom CMM's ability to establish and maintain adequate infrastructure to support the commercialization of the MaterniT21 PLUS LDT and other testing services, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	the level of success of the validation studies for Sequenom CMM's LDTs under development and its ability to continue to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing on human specimens;

•	the sale and marketing of research use only or other tests, including noninvasive prenatal tests;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of noninvasive prenatal or other tests;

•
changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of Sequenom CMM's sales and marketing efforts and ability to drive adoption of its diagnostic testing services, including the MaterniT21 PLUS LDT;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician adoption of any diagnostic tests we or Sequenom CMM develop, including the MaterniT21 PLUS LDT;

•	pricing pressures, lower prices offered by competitors, or changes in third-party payor reimbursement policies;

•	general changes or developments in the market for women's and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to license and protect our SEQureDx patented technology and our other technologies.
*The diagnostic industry is subject to rapidly changing technology which could make the MaterniT21 PLUS LDT and other tests we are commercializing or developing obsolete unless we continue to develop and manufacture new and improved tests and pursue new market opportunities.
Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements and evolving industry standards, all of which could make the MaterniT21 PLUS LDT and the other LDTs Sequenom CMM is commercializing or developing obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our expertise or in areas which have unproven market demand, and the utility and value of new tests that we develop may not be accepted in the market. Our inability to gain market acceptance of new tests could harm our future operating results. Further, if new research or clinical evidence or economic comparative evidence arises that supports alternative methods to test for trisomy 21, 18, and/or 13, then demand for the MaterniT21 PLUS LDT could decline.
*The development of new, more cost-effective tests that can be performed by our customers or by patients, or the internalization of testing by hospitals or physicians, could negatively impact our testing volume and revenues.
Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as point-of-care tests that can be performed by physicians in their offices, esoteric tests that can be performed by hospitals in their own laboratories or home testing that can be performed by patients in their homes. Although CLIA compliance makes it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests cleared or approved by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits cleared or approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers could reduce the demand for Sequenom CMM's testing services, including demand for the MaterniT21 PLUS LDT, and negatively impact our revenues.
*Our operating results may fluctuate significantly.
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability to raise additional capital;

•
our success and our distributors' success in marketing and selling, and changes in the demand for, our products and services, including our MassARRAY system and iPLEX multiplex genotyping application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

•	Sequenom CMM's success in providing its diagnostic testing services, including the MaterniT21 PLUS LDT, and the level of reimbursement and collection obtained for these tests;

•	our success in manufacturing, marketing and selling the MassARRAY system;

•	the pricing of our products and services and those of our competitors;

•	our success in collecting payments from customers and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•	the timing and cost of any new product or service offerings by us;

•
our ability to identify and develop in a cost-efficient manner new applications and products, such as noninvasive prenatal or other diagnostic assays and other diagnostic technologies, our ability to improve current products to increase demand for such products and the success of such applications, products and improvements;

•	our ability to establish and maintain sufficient intellectual property rights;

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

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies;

•	Sequenom CMM's ability to validate improved or new LDTs;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic product that we develop in the future;

•	the level of our legal expenses and any damages or settlement payments arising from ongoing or new patent related litigation; and

•	the level of our legal expenses and any fines, damages or settlement payments arising from the lawsuit filed by our former chief financial officer or any future investigation or litigation and the extent to which any of the foregoing is not covered by insurance.
Further, our revenues and operating results are difficult to predict because two of Sequenom CMM's testing services have only recently been launched and we do not have sufficient history to forecast revenues reliably for those tests, including the MaterniT21 PLUS LDT, and also because our revenues and operating results depend on the number, timing, and type of MassARRAY system placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. Changes in the relative mix of our MassARRAY system and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors in some countries. The absence of or delay in generating revenues will have a significant adverse effect on our operating results from period to period and result in increased operating losses.

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
We expect that sales of MassARRAY systems and consumables will account for a significant portion, if not a majority, of our total revenues throughout 2012 and perhaps thereafter, unless and until Sequenom CMM's testing services begin to generate significant revenues. The following factors, among others, could affect the demand for MassARRAY systems and services:

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
We expect that our revenues throughout 2012 and perhaps thereafter, unless and until our noninvasive prenatal and Sequenom CMM's testing services, including the MaterniT21 PLUS LDT, begin to generate significant revenues, will be based on a significant contribution from MassARRAY systems and consumables sales provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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
Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 37% of our total revenues for the quarter ended March 31, 2012, compared to 39% for the quarter ended March 31, 2011. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers' level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using iPLEX applications;

•	the availability and adoption of new technologies and applications provided by our competitors;

•	a failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel in the use of our products;

•	the acceptance of our technology by our customers;

•	any negative publicity with respect to the lawsuit filed by our former chief financial officer or other litigation or developments or events in our prenatal diagnostic and other programs;

•	uncertainty about our ability to fund operations and supply products and services to customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP arrays; or

•	our ability to maintain suppliers for components for the MassARRAY system.
*Our wholly-owned subsidiary, Sequenom CMM, has limited experience operating a CLIA-certified laboratory. Its ability to successfully develop and commercialize LDTs will depend on its ability to successfully operate its CLIA-certified laboratory and maintain required regulatory licensures.
Sequenom CMM, our wholly-owned CLIA-certified laboratory, has developed, validated and commercialized four LDTs. Sequenom CMM launched its first LDT in 2009 and has limited experience operating a CLIA-certified laboratory. For future tests, if Sequenom CMM is unable to successfully develop and validate any new LDTs or other testing services that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM's infrastructure, it is possible that they may not have adequate infrastructure in place to meet demand for its currently launched testing services or for the demand of future LDTs that it develops. In 2010 we established an additional Sequenom CMM laboratory in San Diego and a California clinical laboratory license was issued by the state to the San Diego laboratory in October 2010. A federal CLIA certification was issued by the Center for Medicare and Medicaid Services, or CMS, a federal agency within the U.S. Department of Health and Human Services. Sequenom CMM's ability to successfully develop and validate LDTs will depend on its ability to successfully operate and maintain required regulatory licensure. We cannot provide assurances that Sequenom CMM will have sufficient resources to successfully build, qualify, or operate an additional CLIA-certified laboratory.
CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency such as CAP, among others. Sequenom CMM is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If Sequenom CMM is unable to obtain and maintain licenses from states where required, it will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA's. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

If Sequenom CMM fails to maintain CLIA requirements, CMS or state agencies could require Sequenom CMM to cease diagnostic testing, including the MaterniT21 PLUS LDT. Even if it were possible for Sequenom CMM to bring its laboratory back into compliance after failure to comply with such requirements, Sequenom CMM could incur significant expenses and potentially lose revenues in doing so. Moreover, new interpretations of current regulations or future changes in regulations under CLIA may make it difficult or impossible for Sequenom CMM to comply with the CLIA classification, which would significantly harm its business.
*We may not successfully obtain regulatory approval of any noninvasive prenatal or other product which we or our licensing or collaborative partners develop.
Products that we or our collaborators develop in the molecular diagnostic, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the United States our products may require either PMA approval or 510(k) clearance, from the FDA, prior to marketing in interstate commerce. The 510(k) premarket notification process usually takes from three to six months from submission to clearance, but can take significantly longer. The premarket approval process is much more costly, lengthy, uncertain, and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical (bench) testing and clinical studies. Non-clinical bench testing and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.
The FDA currently regulates in vitro diagnostic devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. Historically the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used within a single laboratory. LDTs have included a broad range of test types, from routine blood tests to complex genomic assays that seek to predict disease risk or a patient's response to treatment. The FDA has emphasized that its policy was to regulate LDTs in a way that would not inhibit the development of such tests or diminish the contribution they make to public health. Although LDTs to date have not been subject to FDA regulation, certification of the laboratory is required under CLIA to ensure the accuracy and reliability of all laboratory testing through a quality assurance program, which includes standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management and quality control procedures. In addition, state laboratory licensing and inspection requirements may also apply. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of laboratories, the FDA has been reviewing their approach to the oversight of LDTs, and the regulations may undergo change in the future.

In July 2010, the FDA held a two day public meeting to discuss the regulatory oversight of LDTs, which may result in new oversight requirements in the future. We and Sequenom CMM may not be able to meet such new regulatory oversight requirements and Sequenom CMM may be forced to stop offering LDTs, including the MaterniT21 PLUS LDT, until any such new regulatory requirements have been met, which would have a material adverse effect on our business. We cannot predict the extent of the FDA's future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. If Sequenom CMM is unable to successfully launch any additional LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any testing service, its ability to generate revenue from the sale of such testing services may be delayed and it may never be able to generate significant revenues from sales of diagnostic products.
*The results of preclinical and clinical studies are not necessarily predictive of future results, and our current diagnostic products and product candidates may not have favorable results in later studies.
We intend to publish results of certain of our studies, and have recently published studies of Sequenom CMM's LDTs, and there can be no assurance that such results when published will be viewed favorably by clinicians, patients or investors. In addition, Sequenom CMM's scientific collaborators and other third parties may also publish results relating to their own studies. There can be no assurance that the results of their studies when published will be viewed favorably. If such results are not viewed favorably after publication, it could have a negative impact on the perception of our technology and prospects. Additionally, there can be no assurance that the results of others' studies are indicative of our own future study results or of our ability to develop and commercialize noninvasive molecular diagnostic tests.

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
Because we exclusively licensed our noninvasive prenatal diagnostic testing rights from Isis any dispute with Isis may adversely affect our and Sequenom CMM's ability to develop and commercialize diagnostic tests based on these licensed rights.
In October 2005, we entered into an exclusive license to noninvasive prenatal diagnostic rights (United States Patent No. 6,258,540 and foreign equivalents) with Isis, which we amended in October 2006 and in November 2007 to also include exclusive rights to intellectual property for noninvasive prenatal gender determination testing for social and lifestyle purposes. In November 2009, we entered into a third amendment to modify certain time-based commercial launch milestones relating to aneuploidy and other products. We and Sequenom CMM are using and intend to continue to use the rights that we acquired under the license to develop and commercialize noninvasive prenatal nucleic acid based tests. If there is any dispute between us and Isis regarding our rights under the license agreement, or we do not achieve the commercial launch or other milestones, as modified, in a timely manner, our and Sequenom CMM's ability to exclusively commercialize these diagnostic tests and LDTs, including the MaterniT21 PLUS LDT, may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these tests.

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
Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies, including United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions and reexaminations or in litigation seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including the MaterniT21 PLUS LDT. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc.), Natera, and Verinata Health, Inc. pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of United States Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of the United States Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the United States. As a result, our patents or those of our licensors, including United States Patent No. 6,258,540, could be narrowed or invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents. The MaterniT21 PLUS LDT uses a sequencing platform instead of our proprietary MassARRAY system. While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform and we are also the licensee of a patent application that contains claims regarding the use of sequencing in prenatal diagnostics, we are also aware of other patent applications owned or licensed by Verinata Health, Inc. that contain the same claims and similar claims. The issuance by the U.S. Patent and Trademark Office of a patent with respect to any of these applications could result in an interference proceeding, which would be expensive and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS LDT.
Also, in the Verinata Health Inc. complaint, Verinata Health, Inc. and co-plaintiff Stanford University have alleged our infringement of United States Patent No. 7,888,017 titled “Non-invasive Fetal Genetic Screening by Digital Analysis” and United States Patent No. 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing” which include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. Challenging the validity of the '017 and '018 patents and defending against claims of infringement of those patents, or if we are forced to defend against any other asserted intellectual property right, is costly and diverts management's attention and resources. As a result of this lawsuit, we may have to develop costly alternative technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
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
Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we may initiate interference proceedings, oppositions, reexaminations or litigation against others. However, these activities are expensive, take significant time and divert management's attention from other business concerns. We may not prevail in these activities. If we are not successful in these activities, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize any of our diagnostic products that are dependent upon such technologies, including the MaterniT21 PLUS

LDT. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.
*Claims by other companies that we infringe their intellectual property rights or that patents on which we rely are invalid could adversely affect our business.
From time to time, companies (including Verinata and Arctic), have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products and our MassARRAY system (including the MassARRAY Analyzer 4), and Sequenom CMM's LDTs, including the MaterniT21 PLUS LDT, from which we derive or expect to derive a substantial portion of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.
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
We are subject to various federal, state and local laws targeting fraud and abuse in the health care industry, including anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.
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
In addition to the Anti-Kickback Statute, we are also subject to the physician self-referral laws, commonly referred to as the Stark law, which is a strict liability statute that generally prohibits physicians from referring Medicare patients to providers of “designated health services,” including clinical laboratories, with whom the physician or the physician's immediate family member has an ownership interest or compensation arrangement, unless an applicable exception applies. Moreover, many states have adopted or are considering adopting similar laws, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated healthcare services and physician self-referrals, regardless of the source of the payment for the patient's care. If it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare programs and loss of government reimbursement. The imposition of any such penalties could harm our business.
Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act's “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.
Federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree and violation of these laws, or, our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Additionally, Sequenom CMM commercialized the MaterniT21 LDT in the fourth quarter of 2011. We may be unable to accurately predict quarterly revenues relating to the MaterniT21 PLUS LDT due to our lack of sales history and Sequenom CMM's limited experience in marketing and commercializing laboratory testing services.

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
Sequenom CMM relies on outside suppliers to provide certain products and the components and materials used for LDTs currently provided as well as LDTs that Sequenom CMM plans to offer in the future. Many of these products, components, and materials, including blood collection tubes for the MaterniT21 PLUS LDT, are obtained from a single supplier or a limited group of suppliers and some have lead times of several months. For example, we are relying solely on Illumina, Inc. for sequencers and reagents for the MaterniT21 PLUS LDT. Also, the MassARRAY mass spectrometry system that is currently used for Sequenom CMM's cystic fibrosis carrier screen and fetal Rhesus D genotyping LDTs is comprised of numerous components, each provided to us from a single source and some of which have lead times of several months. Regarding other elements of our MassARRAY system, we also have sole suppliers for our chips, our pins for our nanodispenser and our liquid handling device.
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
Our consumables also include components provided by sole suppliers. In the event of any adverse developments with these vendors, our product supply may be interrupted and obtaining substitute components could be difficult or require Sequenom CMM to re-design and/or re-validate its LDTs, which would have an adverse impact on our business, including Sequenom CMM's ability to offer or to continue to offer LDTs. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips and quality issues with our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. We have also experienced software and operational difficulties with our MassARRAY system. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

•
the inability to obtain an adequate supply of properly functioning, required products, components, and materials due to capacity constraints, product defects, a discontinuance of a product by a supplier, or other supply constraints;

•	reduced control over quality and pricing of products, components, and materials;

•	delays and long lead times in receiving products, components, or materials from suppliers; and

•	Sequenom CMM's inability to provide LDTs, including the MaterniT21 PLUS LDT, or to maintain or increase its capacity to do so.

If the validity of an informed consent from a subject was to be challenged, we could be forced to stop using some of our resources, which would hinder our diagnostic product development efforts.
We have measures in place to ensure that all clinical data and genetic and other biological samples that we receive from our clinical collaborators have been collected from subjects who have provided appropriate informed consent for the data and samples provided for purposes which extend to include commercial diagnostic product development activities. We have measures in place to ensure that data and samples that have been collected by our clinical collaborators are provided to us on a subject de-identified manner. We also have measures in place to ensure that the subjects from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and, to a large extent, we rely upon our clinical collaborators for appropriate compliance with the subject's informed consent provided and with local law and international regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The subject's informed consent obtained in any particular country could be challenged in the future, and those informed consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical samples, which would hinder our diagnostic product development efforts. We could become involved in legal challenges, which could consume our management and financial resources.
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
We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 and foreign equivalents), and exclusive rights we have acquired related to our development and commercialization of Sequenom CMM's test for risk assessment of developing wet AMD, and other rights we have acquired to potentially expand our product portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business.
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
We may acquire additional businesses or technologies, or enter into other strategic transactions. Managing future acquisitions entails numerous operational and financial risks, including:

•	the inability to retain key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses;

•	the inability to sublease on financially acceptable terms excess leased space or terminate lease obligations of acquired businesses that are not necessary or useful for the operation of our business;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses;

•	the exposure to unknown liabilities or disputes with the former stakeholders or management or employees of acquired businesses;

•	higher than expected acquisition and integration expenses that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition results in significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly;

•	disputes over rights to acquired technologies or with licensors or licensees of those technologies; and

•	integrating or completing the development and application of any acquired technologies, which would disrupt our business and divert management's time and attention.
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
Some of our competitors may have greater financial, technical, research, marketing, sales, distribution, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently offering, making, or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products that may render our technologies or products obsolete or that have superior intellectual property rights.
*We may potentially compete with our customers, which may adversely affect our business.
We have sold MassARRAY systems worldwide to pharmaceutical and biotechnology companies, academic research centers, and government laboratories. Some of our customers use our DNA analysis products to perform contract research services, or to perform genetics studies on their own disease populations for potential diagnostic applications and drug target identification in the same or similar manner as we have done. Although there are many potential contract research services opportunities and disease areas and diagnostic applications, our customers may seek service work or develop and commercialize diagnostic assays or may target diseases areas that may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our customers. Competition from our customers may adversely affect our services business or our ability to successfully commercialize diagnostic products.
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
Evolution in our business, particularly our attempted transition to developing and commercializing molecular diagnostic tests, has placed and may continue to place a significant strain on our personnel, facilities, management systems, information technology infrastructure, disclosure controls, internal controls and resources. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products, or fail to take other necessary action to maintain close coordination among our various departments, our ability to execute on our business plan, maintain our credibility, pursue business opportunities, expand our business, and sell our products and applications in new markets may be adversely affected.
*Certain of Sequenom CMM's LDTs, including the MaterniT21 PLUS LDT, may not be eligible for reimbursement by payors or may be become ineligible for reimbursement, which may limit the demand for these tests by physicians and their patients.
In September 2009, Sequenom CMM commercially launched its testing service for the SensiGene cystic fibrosis carrier screening LDT, in early 2010 it launched its testing service for the noninvasive SensiGene fetal Rhesus D genotyping LDT, in the second quarter of 2011 it launched its RetnaGene AMD LDT, and in the fourth quarter of 2011 it launched its MaterniT21 LDT (now MaterniT21 PLUS LDT), and it intends to continue launching additional molecular diagnostic LDTs as testing services in the future. Because these LDTs have only recently been launched, demand for and reimbursement by payors of these tests is uncertain. Because certain of the molecular diagnostic LDTs Sequenom CMM has launched or intends to launch as a testing service may not be deemed medically necessary or may otherwise not be subject to reimbursement by payors, it is difficult to know how much demand there will be for such tests by physicians.
In the United States, the regulatory process allows diagnostic tests and LDTs to be marketed regardless of any coverage determinations made by payors. For new diagnostic tests and LDTs, each third-party payor makes its own decision about which tests it will cover, how much it will pay and whether it will continue reimbursing the test. Clinicians may order diagnostic tests that are not reimbursed by third-party payors if the patient is willing to pay for the test without reimbursement, but coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product.
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
Even if one or more third-party payors decides to reimburse for our tests, including the MaterniT21 PLUS LDT, that payor may reduce utilization or stop or lower payment at any time, which could reduce our revenues. For example, payment for diagnostic tests furnished to Medicare beneficiaries generally is made based on a fee schedule set by CMS using a statutory formula. In recent years, payments under these fee schedules have decreased and may decrease more. In addition, Medicare fee schedules are impacted by the billing codes selected for reporting services, and changes to certain laboratory billing codes for diagnostic tests, including the SensiGene RHD and RetnaGene AMD LDTs, are being considered which may affect payment levels. We cannot predict whether or when third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive. Clinicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.
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
*We must be in compliance with state and federal security and privacy regulations, which may increase our operational costs.
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

•	a patient's rights to access, amend and receive an accounting of certain disclosures of PHI;

•	the content of notices of privacy practices for PHI; and

•	administrative, technical and physical safeguards required of entities that use or receive PHI electronically.
As Sequenom CMM launches additional commercial LDTs, it must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase their operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Sequenom CMM has evaluated the security of its computer networks and determined that appropriate measures are in place to safeguard PHI contained on such networks. However, no security system is invulnerable to breach, and unauthorized persons may in the future be able to exploit weaknesses in the security systems of Sequenom CMM's computer networks and gain access to such PHI. Additionally, Sequenom CMM shares PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors' computer networks. Any wrongful use or disclosure of PHI by Sequenom CMM or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom CMM's or its third-party contractors' computer networks, could subject us and Sequenom CMM to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, Sequenom CMM also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by Sequenom CMM or its third-party contractors.

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
Although we cannot fully predict the many ways that health care reform might affect our business, the law imposes a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices, which we expect will include U.S. sales of Sequenom's systems and consumables and may include LDTs. This tax is scheduled to take effect in 2013. It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset this increased tax. If additional revenue does not materialize, or if our efforts to offset the excise tax through price increases, spending cuts or other actions are unsuccessful, the increased tax burden would adversely affect our financial performance, which in turn could cause the price of our stock to decline.
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
Restructuring the coverage of medical care in the United States could impact the reimbursement for diagnostic tests like ours, including the MaterniT21 PLUS LDT. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. A number of state governors have strenuously opposed certain of the PPACA's provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.
Regardless of the impact of PPACA on us, the U.S. government and other governments have shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could cause significant pressure on the pricing of healthcare products and services, including the MaterniT21 PLUS LDT, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce healthcare costs may compromise our ability to set prices at commercially attractive levels for our diagnostic tests, including the MaterniT21 PLUS LDT, and other diagnostic tests that we may develop. Changes in healthcare policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve consistent profitability.

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
We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 54% of our genetic analysis segment sales were made outside of the United States during the three months ended March 31, 2012, compared to 59% for the three months ended March 31, 2011. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

•	currency fluctuation risks;

•	changes in regulatory requirements;

•	costs and risks of deploying systems in foreign countries;

•	licenses, tariffs, and other trade barriers;

•	political and economic instability and possible country-based boycotts;

•	difficulties in staffing and managing foreign operations;

•	potentially adverse tax consequences;

•	compliance with the Foreign Corrupt Practices Act;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	different rules, regulations, and policies governing intellectual property protection and enforcement.
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

We and certain of our current executive officers and directors have been named as defendants in litigation that could result in substantial costs, divert management's attention and otherwise result in dilution to our stockholders.
In September 2010, we were served with a complaint in a lawsuit filed by our former chief financial officer. He has asserted various claims against us, our chief executive officer, our executive vice president and one of our directors arising out of his resignation in September 2009. Although we intend to continue to vigorously defend such claims, there is no guarantee that we will be successful and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with such other claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. We may be required to issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in connection with future settlements, which would result in additional dilution to our stockholders. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

•
announcements regarding technological innovations, intellectual property rights, the outcome of patent litigation, research and development progress or setbacks, or product launches by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	the success of the validation studies for Sequenom CMM's LDTs under development and its ability to continue to publish study results in peer-reviewed journals;

•
our success in and the expenses associated with researching, developing and commercializing diagnostic products, alone or in collaboration with our partners and obtaining any required regulatory approval for those products and services;

•	the status of litigation against us and certain of our directors; and

•	securities analysts' earnings projections or recommendations, third-party research recommendations, or general market conditions.
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

Item 6.	Exhibits
(a)    Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Restated Bylaws of Registrant, as amended.
3.3 (3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1 (1)	Specimen common stock certificate.
4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.
4.3 (3)	Form of Right Certificate.
4.4 (4)	Warrant dated May 3, 2011, issued to The Chinese University of Hong Kong Foundation Limited.
10.1*	Second Amendment to Sale and Supply Agreement dated April 12, 2012, between the Registrant and Illumina, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Current Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.
Dated: May 3, 2012	By:	/s/ PAUL V. MAIER
Paul V. Maier
Chief Financial Officer