Form 10-Q
period 2012-06-30
SEQUENOM INC
filed 2012-07-26
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
The number of shares of the Registrant's Common Stock outstanding as of July 23, 2012, was 114,565,254.

 SEQUENOM, INC.

PART I - FINANCIAL INFORMATION
Item  1.    Financial Statements
SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share information)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,156	$28,926
Marketable securities	38,481	55,290
Restricted cash	204	66
Accounts receivable, net	7,577	6,972
Inventories	10,551	8,729
Other current assets and prepaid expenses	3,803	3,533
Total current assets	120,772	103,516
Equipment and leasehold improvements, net	27,178	19,629
Intangible assets, net	2,147	1,154
Goodwill	10,007	10,007
Other assets	950	1,241
Total assets	$161,054	$135,547
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,512	$8,435
Accrued expenses	14,223	15,743
Deferred revenue	2,247	2,137
Long-term debt and obligations, current portion	6,126	1,902
Other current liabilities	897	787
Total current liabilities	41,005	29,004
Deferred revenue, less current portion	565	780
Long-term debt and obligations, less current portion	14,162	13,273
Other long-term liabilities	3,299	1,102
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 114,565,254 and 99,348,623 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	115	99
Additional paid-in capital	947,858	883,006
Accumulated other comprehensive income	412	570
Accumulated deficit	(846,362)	(792,287)
Total stockholders' equity	102,023	91,388
Total liabilities and stockholders' equity	$161,054	$135,547
See accompanying notes.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Genetic analysis product sales and services	$10,142	$11,731	$20,281	$23,575
Diagnostic services	8,110	1,601	12,891	3,267
Total revenues	18,252	13,332	33,172	26,842
Cost of revenues:
Cost of genetic analysis product sales and services	2,964	3,316	5,571	6,774
Cost of diagnostic services	9,407	1,109	16,278	2,755
Total cost of revenues	12,371	4,425	21,849	9,529
Gross margin	5,881	8,907	11,323	17,313
Operating expenses
Selling and marketing	11,303	7,678	21,060	13,738
Research and development	13,870	17,146	26,533	27,777
General and administrative	9,949	5,038	17,299	9,876
Total operating expenses	35,122	29,862	64,892	51,391
Loss from operations	(29,241)	(20,955)	(53,569)	(34,078)
Interest income	22	49	44	5
Interest expense	(267)	(18)	(483)	(45)
Gain on marketable securities	—	2	—	2
Other (expense) income, net	(116)	(4)	(45)	471
Loss before income taxes	(29,602)	(20,926)	(54,053)	(33,645)
Income tax (expense) benefit	(20)	(12)	(22)	37
Net loss	$(29,622)	$(20,938)	$(54,075)	$(33,608)
Net loss per common share, basic and diluted	$(0.26)	$(0.21)	$(0.48)	$(0.34)
Weighted average number of shares outstanding, basic and diluted	114,549	99,083	112,531	99,012
Comprehensive loss	$(29,807)	$(20,779)	$(54,233)	$(33,169)
See accompanying notes.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2012	2011
	(Unaudited)
Operating activities
Net loss	$(54,075)	$(33,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,113	6,120
Warrant issued for license	—	1,155
License fee payable	—	1,500
Depreciation and amortization	4,755	2,997
Deferred rent	1,561	(400)
Other non-cash items	348	(78)
Changes in operating assets and liabilities:
Accounts receivable, net	(679)	357
Inventories	(1,842)	(206)
Prepaid expenses and other assets	499	(988)
Accounts payable and accrued expenses	7,736	2,746
Deferred revenue	(79)	175
Other liabilities	—	(15)
Net cash used in operating activities	(35,663)	(20,245)
Investing activities
Purchases of equipment and leasehold improvements	(12,107)	(6,896)
Purchases of intangible assets	(1,300)	—
Purchases of marketable securities	(10,329)	(88,731)
Proceeds from sales of marketable securities	—	9,997
Maturities of marketable securities	27,151	24,900
(Increase in) release of restricted cash	(139)	1,330
Net cash provided by (used in) investing activities	3,276	(59,400)
Financing activities
Payments on debt and obligations	(33)	(1,755)
Borrowings on term loan	5,000	5,000
Proceeds from private placement, net of issuance costs	58,161	—
Proceeds from exercise of warrants, stock options, and ESPP purchases	593	1,065
Net cash provided by financing activities	63,721	4,310
Net increase (decrease) in cash and cash equivalents	31,334	(75,335)
Effect of exchange rate changes on cash and cash equivalents	(104)	250
Cash and cash equivalents at beginning of period	28,926	116,647
Cash and cash equivalents at end of period	$60,156	$41,562
See accompanying notes.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
We are a molecular diagnostics testing and genetics analysis company committed to providing molecular diagnostics testing services, research use only products, services, applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock. Our development and commercialization efforts in various diagnostic areas include noninvasive women's health-related and prenatal diagnostics, ophthalmology, and other medical conditions such as oncology, infectious diseases, and autoimmunity.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include the accounts of Sequenom, Inc. and our wholly-owned subsidiaries located in the United States, Germany, the United Kingdom, Japan, India, and Hong Kong. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management these statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results presented. Interim results are not necessarily indicative of results for a full year or any other period(s).
The condensed consolidated balance sheet at December 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. Subsequent events were evaluated by management through the date of filing of this Form 10-Q.
These condensed financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC, on March 9, 2012.
Correction of Previously Reported Segment Disclosures
In connection with the preparation of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012, our management determined that the amounts previously reported in our segment disclosure table for operating income (loss) allocated to our Molecular Diagnostics and Genetic Analysis segments and those Unallocated were incorrect due to an error in summarization of operating expense amounts related to our segments. These incorrect summaries resulted in an immaterial overstatement of operating expenses allocated to the Molecular Diagnostics and Genetic Analysis business segments, with an equal understatement reported as Unallocated, except for the three months ended March 31, 2012, where the operating expenses for the Genetic Analysis segment were understated, offset by the expenses reported as Unallocated. The error had no effect on our consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows for each period presented. Revenues allocated to our operating segments were not impacted by this incorrect summarization. The amounts presented in the operating segment disclosure for the three months ended March 31, 2012, each year ended December 31, 2011, 2010, and 2009, the three months ended March 31, 2011, the three and six months ended June 30, 2011 and the three and nine months ended September 30, 2011, have been restated, as set forth in the following tables (in thousands):

	For the three months ended,
	March 31, 2012
	Previously
	Reported	Restated
Revenues:
Molecular Diagnostics	$4,780	$4,780
Genetic Analysis	10,140	10,140
Total revenues	$14,920	$14,920

Operating (loss) income:
Molecular Diagnostics	$(17,242)	$(12,855)
Genetic Analysis	2,701	2,279
Unallocated	(9,787)	(13,752)
Total operating loss	$(24,328)	$(24,328)

	For the year ended,		For the year ended,		For the year ended,
	December 31, 2011		December 31, 2010		December 31, 2009
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
Revenues:
Molecular Diagnostics	$8,319	$8,319	$2,554	$2,554	$94	$94
Genetic Analysis	47,588	47,588	44,905	44,905	37,769	37,769
Total revenues	$55,907	$55,907	$47,459	$47,459	$37,863	$37,863

Operating (loss) income:
Molecular Diagnostics	$(43,799)	$(38,596)	$(36,216)	$(32,847)	$(27,034)	$(27,034)
Genetic Analysis	14,216	15,480	11,873	12,815	4,379	6,378
Unallocated	(44,681)	(51,148)	(96,676)	(100,987)	(48,067)	(50,066)
Total operating loss	$(74,264)	$(74,264)	$(121,019)	$(121,019)	$(70,722)	$(70,722)

	For the three months ended,		For the three months ended,		For the three months ended,
	March 31, 2011		June 30, 2011		September 30, 2011
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
Revenues:
Molecular Diagnostics	$1,666	$1,666	$1,601	$1,601	$2,219	$2,219
Genetic Analysis	11,844	11,844	11,731	11,731	11,362	11,362
Total revenues	$13,510	$13,510	$13,332	$13,332	$13,581	$13,581

Operating (loss) income:
Molecular Diagnostics	$(7,390)	$(6,618)	$(9,879)	$(9,025)	$(10,631)	$(9,714)
Genetic Analysis	3,906	4,121	3,754	4,040	2,583	3,043
Unallocated	(9,639)	(10,626)	(14,830)	(15,970)	(10,210)	(11,587)
Total operating loss	$(13,123)	$(13,123)	$(20,955)	$(20,955)	$(18,258)	$(18,258)

	For the six months ended,		For the nine months ended,
	June 30, 2011		September 30, 2011
	Previously		Previously
	Reported	Restated	Reported	Restated
Revenues:
Molecular Diagnostics	$3,267	$3,267	$5,494	$5,494
Genetic Analysis	23,575	23,575	34,929	34,929
Total revenues	$26,842	$26,842	$40,423	$40,423

Operating (loss) income:
Molecular Diagnostics	$(17,270)	$(15,645)	$(28,080)	$(25,538)
Genetic Analysis	7,660	8,160	10,236	11,196
Unallocated	(24,468)	(26,593)	(34,492)	(37,994)
Total operating loss	$(34,078)	$(34,078)	$(52,336)	$(52,336)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions.
Revenue Recognition
Our revenue is generated primarily from the sale of products and providing services. Genetic analysis product sales and services revenue primarily consists of sales of MassARRAY systems and consumables used in genetic analysis, including extended warranty services associated with the MassARRAY systems, as well as other amounts earned under contract research agreements. Diagnostic services revenues consist of providing the following laboratory-developed tests, or LDTs: MaterniT21 PLUS LDT for fetal trisomy 21, 18, and 13, SensiGene Cystic Fibrosis Carrier Screening, or SensiGene CF LDT, SensiGene Fetal Rhesus D genotyping, or SensiGene RHD LDT, and the RetnaGene age-related macular degeneration, or RetnaGene AMD LDT.
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenue is deferred for fees received before earned. Revenue from sales of MassARRAY systems and consumables are recognized upon shipment and transfer of title to the customer and when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer. We recognize revenue on maintenance services for ongoing customer support over the maintenance period.

When a collaboration arrangement or sales arrangement contains multiple elements we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specified return or refund privileges. We generally allocate revenue to each element based on our best estimate of the selling price, which is established considering internal factors such as historical selling prices, pricing practices and controls, and customer segment pricing strategies.
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
Diagnostic services revenues from the Sequenom Center for Molecular Medicine, or Sequenom CMM, have been primarily recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors and limited collections experience. We generally bill third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and we bill the patient directly for these amounts in the form of co-pays and deductibles. Some payors may not cover our test as ordered by the physician under their reimbursement policies. Consequently, we pursue reimbursement on a case-by-case basis. We will recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for each of our LDTs.

Accounts Receivable
We invoice our genetic analysis product sales and services as orders are shipped and/or services provided and any other contractual obligations are met. Our contracts typically require payment within 30 to 60 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends, and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. Allowance for doubtful accounts was $758,000 and $771,000 at June 30, 2012 and December 31, 2011, respectively.
We bill third-party payors for our LDTs upon delivery of test results to ordering physicians and we take assignment of benefits and the risk of collection with these payors. We do not record accounts receivable for billings to third-party payors as these revenues are currently recognized on a cash basis.
We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We consider all available information in our assessments of the adequacy of the reserves for uncollectible accounts. For billings directly to physician offices or to uninsured patients, we primarily recognize revenue on a cash basis.

Collaboration, Development and Licensing Agreements
We enter into license agreements and collaborative research and development arrangements with life sciences partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, milestone payments, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables.
Upfront fees received for license and collaborative agreements are recognized ratably over our expected performance period under the arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period.
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
Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions. As of June 30, 2012 and December 31, 2011, we had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.
We value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classify our cash equivalents and marketable securities within Level 1 or Level 2.
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2012
Description	Total	Level 1	Level 2
Money Market Funds	$48,474	$48,474	$—
Government and agency-backed debt securities	1,012	—	1,012
Mutual funds	351	351	—
Certificates of deposit	7,362	—	7,362
U.S. treasury securities	29,996	29,996	—
Total	$87,195	$78,821	$8,374

	As of December 31, 2011
Description	Total	Level 1	Level 2
Money Market Funds	$13,097	$13,097	$—
Government and agency-backed debt securities	5,072	—	5,072
Mutual funds	323	323	—
Certificates of deposit	5,384	—	5,384
U.S. treasury securities	44,986	44,986	—
Total	$68,862	$58,406	$10,456

There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the six months ended June 30, 2012 or during the year ended December 31, 2011.
Restricted Cash
Restricted cash relates to cash that is pledged as collateral for letters of credit issued by us, primarily in connection with performance guarantees.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market value (net realizable value). We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles, including expiration. During the six months ended June 30, 2012 we used $1.1 million of inventory with no related charge to cost of goods sold, as these items were previously reserved for as excess. We recorded a charge for obsolete and excess inventory of $1.0 million against cost of revenues during the six months ended June 30, 2012 to reserve for inventories we expect to scrap upon conversion to a new version of our MaterniT21 PLUS LDT. Inventories are shown net of obsolete and excess reserves of $1.6 million and $1.8 million at June 30, 2012 and December 31, 2011, respectively.

Warranty Cost and Reserves
We provide a warranty provision related to the sales of our MassARRAY systems based on our historical experience of returns and repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts, which is recorded as a component of cost of product revenue. Changes in our warranty liability during the six months ended June 30, 2012 were as follows (in thousands):

Balance as of December 31, 2011	$201
Additions charged to cost of revenues	26
Repairs, replacements, and reductions in liability requirements	(15)
Balance as of June 30, 2012	$212
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
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives, which consist of purchased patent rights and license and lab accreditation costs, requires the use of estimates and the exercise of judgment. These intangible assets are being amortized over the expected economic use of the asset.
On April 6, 2012, we entered into an asset purchase agreement with Helicos Biosciences Corporation, pursuant to which we purchased certain U.S. patent applications and proprietary materials related thereto for the purchase price of $1.3 million. These U.S. patent applications describe and claim methods of using sequencing to detect fetal abnormalities. As such, we believe they complement and supplement the other patents and patent applications in our patent portfolio that relate to the detection of fetal aneuploidies. These assets will be amortized over their expected economic useful life of 13 years.

We annually evaluate our goodwill and purchased intangibles at the reporting unit level during the fourth quarter each fiscal year, or more frequently if we believe indicators of impairment are present. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Research and Development Costs
Research and development costs are expensed as incurred. These costs include personnel expenses, fees paid to collaborators, laboratory supplies, facilities, miscellaneous expenses, and allocation of corporate costs. These expenses are incurred during internal research and development activities, as well as providing services under collaborative research agreements.
Foreign Currency Translation and Transactions
The financial statements of our subsidiaries in Germany, United Kingdom, and Japan are measured using, respectively, the Euro, Great British Pound, and Japanese Yen, as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income (loss) in the statements of operations and comprehensive loss and equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the three and six months ended June 30, 2012 and 2011.
Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of June 30, 2012 and December 31, 2011, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.
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
Stock-based Compensation
We measure and recognize compensation expense for all stock-based payments made to employees, directors, and consultants based on estimated fair value, net of an estimated forfeiture rate. These stock-based awards include stock options, stock purchase rights under the 1999 Employee Stock Purchase Plan, or ESPP, and restricted stock and stock units. We estimate the fair value of stock options granted and stock purchases under our ESPP using the Black-Scholes-Merton, or BSM, option-pricing model. The fair value of our restricted stock units is based on the market price of our common stock on the date of grant. The determination of fair value of stock-based awards using the BSM pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of stock-based compensation expense recognized in our condensed consolidated statements of operations and comprehensive loss. These include estimates of the expected volatility of our stock price, expected life of an award, expected dividends, and the risk-free interest rate. We amortize the fair value of stock-based compensation on a straight-line basis over the requisite service periods of the awards. Our net loss included the following compensation expense related to our stock-based compensation awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling and marketing expense	$933	$1,003	$1,785	$1,717
Research and development expense	1,138	1,357	2,278	2,382
General and administrative expense	1,160	1,158	2,050	2,021
	$3,231	$3,518	$6,113	$6,120
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
The fair value of options granted to non-employees is estimated at the measurement date using the BSM pricing model and remeasured at each reporting date to fair value, with changes recorded in the statement of operations and comprehensive loss in the current period. Stock-based compensation for options granted to non-employees was not significant for all periods presented.
Comprehensive Loss
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders and includes net loss, unrealized gains and losses on our available-for-sale marketable securities, and foreign currency translation gains and losses.

Net Loss Per Share
Basic and diluted net loss applicable to common stock per share is computed using the weighted-average number of common shares outstanding during the period. In a period of a net loss position, basic and diluted weighted-average shares are the same. Shares used in calculating basic and diluted net loss per common share exclude as antidilutive the following common share equivalents:

	As of June 30,
	2012	2011
Options to purchase common stock	5,637,039	4,311,276
Restricted stock not yet vested and released	837,294	1,111,994
Warrants to purchase common stock	250,000	259,035
	6,724,333	5,682,305
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011–05, Presentation of Comprehensive Income. The guidance requires an entity to present items of net income and other comprehensive income, or OCI, and total comprehensive income either in a single continuous statement of comprehensive income or two separate but continuous statements. We are no longer allowed to present OCI in the statement of stockholders' equity. Earnings per share will continue to be based on net income. The adoption of this update did not have a material impact on our condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011–04, Amendments to Achieve Common Fair Value Measurements and Disclosures Requirements in U.S. GAAP and IFRSs, which clarified and amended the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB also clarified the intent of existing fair value measurement requirements. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

2. Other Financial Information
The following table provides information regarding our genetic analysis product sales and services revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Product sales	$8,329	$10,011	$16,784	$19,919
Maintenance services	1,378	1,229	2,612	2,467
Contract research	435	491	885	1,189
Total genetic analysis product sales and services revenues	$10,142	$11,731	$20,281	$23,575

The following is a summary of our marketable securities (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency-backed debt securities	$1,011	$1	$—	$1,012
Mutual funds	224	127	—	351
Certificates of deposit	7,114	13	(5)	7,122
U.S. treasury securities	29,993	3	—	29,996
Total marketable securities	$38,342	$144	$(5)	$38,481

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency-backed debt securities	$5,067	$5	$—	$5,072
Mutual funds	224	100	(1)	323
Certificates of deposit	4,901	11	(3)	4,909
U.S. treasury securities	44,971	15	—	44,986
Total marketable securities	$55,163	$131	$(4)	$55,290
As of June 30, 2012, we had certain marketable securities in a gross unrealized loss position, which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary, as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value. The following table shows the fair values and the gross unrealized losses of our marketable securities that were in an unrealized loss position as of June 30, 2012 and December 31, 2011 aggregated by investment category (in thousands):

	June 30, 2012		December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government and agency-backed debt securities	$—	$—	$1,011	$(1)
Certificates of deposit	4,787	(5)	3,701	(3)
Total	$4,787	$(5)	$4,712	$(4)
Realized gains and losses are determined based on the specific identification method and are reported in other income (loss), net, in the condensed consolidated statements of operations and comprehensive loss. Gross realized gains and losses on sales of marketable securities were immaterial for all periods presented. As of June 30, 2012, all of our marketable securities were due within one year.

The components of inventories were as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$8,988	$7,069
Work in process	530	113
Finished goods	1,033	1,547
Total	$10,551	$8,729
Equipment and leasehold improvements and related accumulated depreciation and amortization were as follows (in thousands):

	June 30, 2012	December 31, 2011
Laboratory equipment	$38,413	$32,864
Leasehold improvements	10,991	6,819
Office furniture and equipment	17,605	15,486
	67,009	55,169
Less accumulated depreciation and amortization	(39,831)	(35,540)
Total	$27,178	$19,629
3. Acquisitions
SensiGen, LLC
In February 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC, or SensiGen. The acquisition of the SensiGen assets provided us with intellectual property related to certain molecular diagnostics for women's health and cancer. The acquisition resulted in the recognition of goodwill at the time of purchase of $7.0 million and is now part of our wholly-owned subsidiary Sequenom CMM. Under the terms of the asset purchase agreement (the Agreement), we acquired certain assets related to SensiGen's business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease, and lupus. We paid SensiGen cash consideration of $1.9 million and issued common stock valued at $1.9 million. An additional $1.3 million was contingently payable to SensiGen upon the completion of certain triggering events occurring prior to the end of the agreement period in February 2012 with either cash or shares of our common stock. We satisfied certain of the triggering events related to the Agreement with aggregate cash payments of $650,000 and the Agreement expired in February 2012.
4. Segment Reporting
We operate our business on the basis of two reportable segments, Molecular Diagnostics (including Sequenom CMM) and Genetic Analysis. A further description of the operations of these segments is below.

For the three months ended June 30, 2012 we generated 44.4% of our revenues from our Molecular Diagnostics segment, which were primarily derived from providing diagnostic testing services for Sequenom CMM's MaterniT21 PLUS LDT, SensiGene CF LDT, SensiGene RHD LDT, and RetnaGene AMD LDT. For the three months ended June 30, 2011 we generated 12.0% of our revenues from our Molecular Diagnostics segment, which were primarily derived from providing diagnostic testing services for Sequenom CMM's SensiGene CF LDT, and to a much lesser extent the SensiGene RHD LDT and the RetnaGene AMD LDT. For the six months ended June 30, 2012 we generated 38.9% of our revenues from our Molecular Diagnostics segment, which were primarily derived from providing diagnostic testing services for Sequenom CMM's MaterniT21 PLUS LDT, SensiGene CF LDT, SensiGene RHD LDT, and RetnaGene AMD LDT. For the six months ended June 30, 2011 we generated 12.2% of our revenues from our Molecular Diagnostics segment, which were primarily derived from providing diagnostic testing services for Sequenom CMM's SensiGene CF LDT, and to a much lesser extent the SensiGene RHD LDT and RetnaGene AMD LDT. There were no revenues related to the MaterniT21 PLUS LDT in the three and six months ended June 30, 2011 due to commencement of its commercialization in the fourth quarter of 2011. In February 2012, the MaterniT21 LDT was rebranded under the name MaterniT21 PLUS LDT and the expanded test included detection of increased representation of chromosome 18 and 13 material (associated with trisomy 18 and 13, respectively), in addition to chromosome 21 material (associated with trisomy 21). Revenue for Molecular Diagnostics is generated primarily from customers located within the United States.

For the three months ended June 30, 2012 and 2011, we generated 55.6% and 88.0%, respectively, of our revenues from our Genetic Analysis segment. For the six months ended June 30, 2012 and 2011, we generated 61.1% and 87.8%, respectively, of our revenues from our Genetic Analysis segment. Product sales and services revenues for this segment were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenue for the Genetic Analysis segment is generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
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
The following table sets forth our revenues and operating income (loss) from our Genetic Analysis and Molecular Diagnostics segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Genetic Analysis	$10,142	$11,731	$20,281	$23,575
Molecular Diagnostics	8,110	1,601	12,891	3,267
Total revenues	$18,252	$13,332	$33,172	$26,842
Operating (loss) income:
Genetic Analysis	$663	$4,040	$3,742	$8,160
Molecular Diagnostics	(13,454)	(9,025)	(27,109)	(15,645)
Unallocated	(16,450)	(15,970)	(30,202)	(26,593)
Total operating loss	$(29,241)	$(20,955)	$(53,569)	$(34,078)
5. Debt and Obligations
Debt
In May 2011, we and our wholly-owned subsidiary Sequenom CMM entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, that allows for term loans of up to $20.0 million through August 31, 2012, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of our and Sequenom CMM's assets, except for intellectual property, and are subject to certain other exceptions. The Loan Agreement includes limitations on our ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
Under the Loan Agreement, term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum (3.64% - 4.24% at June 30, 2012). The term loan borrowings are to be repaid in 33 equal installments of principal, plus accrued interest commencing on September 1, 2012. The term loan requires a final payment of the greater of $420,000 or 3.5% of all advances made under the term loan, in addition to principal repayments, at the loan maturity date, which is May 1, 2015. We have the option to prepay the outstanding balance of the term loan in full, subject to the final payment, and a prepayment fee of 2% of the principal amount prepaid if the prepayment occurs before August 31, 2012. Under this term loan we had borrowed $20.0 million and $15.0 million as of June 30, 2012 and December 31, 2011, respectively.
 Under the terms of the revolving credit facility, we may borrow up to $10 million based on a percentage of eligible accounts receivable, as defined in the Loan Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate equal to 1% over the U.S. prime rate, with principal due on May 31, 2014. We have the option to terminate the revolving credit facility prior to the loan maturity date and repay the outstanding balance in full, subject to a termination fee between 1% to 3% depending upon when prepayment occurs. No amounts had been drawn under this credit line as of June 30, 2012.

At June 30, 2012 we were in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring us to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus our operating liquidity.
6. Commitments and Contingencies
Building Leases
We lease office and manufacturing facilities under various non-cancellable operating lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require the Company to pay property taxes and routine maintenance. We are headquartered in San Diego, California and lease facilities in the United States, Germany, China, United Kingdom, Australia, and Japan. These leases have various terms that expire at various dates through December 2016.

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
7. Litigation
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., or Aria, in the United States District Court for the Northern District of California, case no. 3:11-cv-06391-SI. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis Innovation Limited, or Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Aria responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under United States patent laws. In March 2012 we filed a motion against Aria for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the order denying the preliminary injunction motion. We intend to vigorously defend against the judicial declaration sought by Aria in its complaint and intend to vigorously pursue our claims against Aria for damages and injunctive relief. In January 2012, we filed a separate complaint against defendant Aria in the United States District Court for the Southern District of California (the Southern District Complaint) alleging that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California. Since the complaints were filed, Aria has changed its name to Ariosa Diagnostics, Inc.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the United States District Court for the Northern District of California, case no. 3:12-cv-00132-SI. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the United States. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. In January 2012, we filed a separate complaint against defendants Natera and DDC in the United States District Court for the Southern District of California (the Southern District Natera Complaint) alleging that Natera and DDC are infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Natera Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California.
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,195,415 entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief.
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs ArcticDx, Inc., or ArcticDx, ArcticAx, Inc., or ArcticAx, and ArcticAx US Ltd. (together with ArcticDx and ArcticAx, collectively referred to as Arctic) in the United States District Court for the Eastern District of Texas, case no. 2:12-cv-00081-JRG-RSP. In the complaint (i) ArcticDx alleges that we and Sequenom CMM, by performing its RetnaGene AMD LDT to predict genetic predisposition to late-stage (wet) age-related macular degeneration (AMD), have and continue to directly infringe U.S. Patent No. 8,114,592, which ArcticDx has exclusively licensed from the Cambridge Enterprise Limited and seeks unspecified damages and injunctive relief, (ii) Arctic seeks a judicial declaration that activities related to its Macula Risk genetic test for the indication of individuals with AMD do not directly or indirectly infringe any claim of U.S. Patent No. 8,053,190 (the '190 Patent), U.S. Patent No. 7,867,727 (the '727 Patent), U.S. Patent No. 7,695,909 (the '909 Patent), U.S. Patent No. 7,351,524 (the '524 Patent), and U.S. Patent No. 8,088,579 (the '579 Patent), all of which we have exclusively in-licensed from Optherion, Inc., and (iii) Arctic seeks a judicial declaration that the claims of the '190 Patent, the '727 Patent, the '909 Patent, the '524 Patent, and the '579 Patent (collectively the DJ Patents) are invalid for failure to comply with the requirements of the patent laws of the United States. In May 2012, we filed a motion to dismiss the declaratory judgment causes of action as to each of the DJ Patents for lack of case or controversy and a motion to transfer the case to the United States District Court for the Southern District of California. We intend to vigorously defend against the allegations of infringement set forth by Arctic in its complaint. The Court has set a trial date for October 2013.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. The appeal is currently pending.

In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. These other matters are, in the opinion of management, immaterial with respect to our consolidated financial position, liquidity, or results of operations.
Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. Because of the uncertainties related to our pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. An adverse ruling or outcome in any lawsuit involving us could materially affect our business, liquidity, consolidated financial position or results of operations ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling of such matters.
8. Stockholders' Equity
On January 25, 2012, we closed an underwritten public offering of 14,950,000 shares of our common stock at $4.15 per share. The offering resulted in aggregate net proceeds of $58.2 million after deducting underwriting commissions and transaction expenses.
Stock Compensation Plans
In May 2006, our stockholders approved our 2006 equity incentive plan (the 2006 Plan), as the successor to our 1999 stock option plan (the 1999 Plan). On June 11, 2012, our stockholders approved an amendment to our 2006 Plan to increase the number of shares of our common stock available for issuance under such plan by 5,000,000 shares. As of June 30, 2012, the aggregate number of shares of common stock that may be issued under the 2006 Plan is 18,216,951, and includes the number of shares shares outstanding under the 1999 Plan that may terminate, be forfeited, or be repurchased and would otherwise have been returned to the share reserve under the 1999 Plan. At June 30, 2012, there were 6,322,824 shares available for future option grants under the 2006 Plan.
In February 2010, our Board of Directors approved a New-Hire Equity Incentive Plan (New-Hire Plan) with a total share reserve of 550,000 shares of common stock, as amended. Equity awards under the New-Hire Plan are eligible to be issued only to persons entering into employment with us and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of June 30, 2012, 324,200 equity awards had been issued under the New-Hire Plan. At June 30, 2012, there were 225,800 shares available for future option grants under the New-Hire Plan.
In November 1999, we adopted the ESPP with offerings under the ESPP beginning on the first business day in February and August each calendar year and are for a duration of six months. The ESPP limits stock purchases to (i) no more than 10,000 shares per individual per offering and (ii) no more than $25,000 per individual per calendar year. The price at which our common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.
During the purchase periods ended January 31, 2012 and 2011, a total of 149,444 shares and 81,350 shares, respectively, were purchased by and distributed to employees at an average price of $3.66 and $4.93 per share, respectively. The total intrinsic value of purchase rights exercised was $97,000 and $156,000 for the purchase periods ended January 31, 2012 and 2011, respectively.
For the three months ended June 30, 2012 and 2011, we recognized $99,000 and $127,000, respectively, as stock-based compensation expense related to the ESPP. For the six months ended June 30, 2012 and 2011, we recognized $237,000 and $202,000, respectively, as stock-based compensation expense related to the ESPP. As of June 30, 2012, total unrecognized non-cash, compensation expense for non-vested purchase rights granted prior to that date was $34,000, with a weighted-average amortization period of 1 month. As of June 30, 2012, we had reserved 598,177 shares of common stock for issuance under the ESPP.

Stock-Based Compensation Expense
The estimated fair value of each stock option award granted and for stock purchased under the ESPP was determined on the date of grant using the BSM pricing model with the following assumptions:
Stock options

	Three months ended June 30,
	2012	2011
Risk-free interest rate	1.49%	2.43%
Volatility	94.8%	98.4%
Dividend yield	—%	—%
Expected life (years)	7.6	7.6
Weighted-average fair value	$3.32	$6.49
ESPP

	Three months ended June 30,
	2012	2011
Risk-free interest rate	0.13%	0.18%
Volatility	66.0%	99.7%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average fair value	$1.52	$2.98
Our determination of fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that require judgment. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on common stock in the foreseeable future. The computation of the expected option life assumption is based on a weighted-average calculation combining the average historical exercise activity and assumptions regarding the estimated life of all unexercised, outstanding stock options. The computation of the expected term of the common stock purchased under the ESPP is based on the semi-annual purchase period.
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
Stock Options
A summary of the combined activity related to our stock option grant awards is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,846,413	$7.49
Granted	3,867,171	$4.69
Forfeitures and cancelled	(319,111)	$9.39
Exercised	(12,511)	$3.62
Outstanding at June 30, 2012	11,381,962	$6.49	7.8	$1,656,346
Option vested and exercisable at June 30, 2012	5,637,039	$7.38	6.4	$1,550,361
The aggregate intrinsic value of stock options exercised in the three months ended June 30, 2012 and 2011 was $8,000 and $371,000, respectively. Cash received from stock option exercises for the three months ended June 30, 2012 and 2011 was $40,000 and $446,000, respectively. The aggregate intrinsic value of stock options exercised in the six months ended June 30,

2012 and 2011 was $10,000 and $517,000, respectively. Cash received from stock option exercises for the six months ended June 30, 2012 and 2011 was $45,000 and $664,000, respectively. As of June 30, 2012, there was $21.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years.

Restricted Stock
Restricted stock and restricted stock units are generally performance based awards, and vest upon achievement of defined performance targets. The following table summarizes activity related to our restricted stock units and awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	974,940	$4.65
Grants and awards	13,980	$4.49
Vested and released	(118,715)	$4.61
Forfeitures and cancelled	(32,911)	$4.49
Outstanding at June 30, 2012	837,294	$4.32
The fair value of restricted stock that vested in the three months ended June 30, 2012 and 2011was $82,000 and $69,000, respectively. The fair value of restricted stock that vested in the six months ended June 30, 2012 and 2011was $570,000 and $223,000, respectively.
Warrants
In May 2011, pursuant to a license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock at the time of issuance of the warrant. As of June 30, 2012, the warrant had not been exercised and expires in May 2018.
In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. As of June 30, 2012, the warrant had not been exercised and expires in October 2015.
9. Savings and Pension Plans
We have a 401(k) savings plan covering most United States employees. In the United Kingdom we make contributions to defined contribution pension plans. Under these plans, individual employees may make contributions to the plan, which can be matched by us in an amount determined by our Board of Directors or as determined by local statutes. As of June 30, 2012, we have not made any matching contributions.

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
SEQUENOM®, Sequenom Center for Molecular Medicine®, SpectroCHIP®, iPLEX®, SensiGene®, SEQureDx® iSEQ®, and MassARRAY® are registered trademarks and RetnaGene™, MaterniT21™, and MaterniT21TM PLUS are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
The MaterniT21 laboratory developed test, or LDT, was commercialized in October 2011 and in February 2012 was rebranded under the name MaterniT21 PLUS. The expanded test includes detection of any increased representation of chromosome 18 and 13 material (associated with trisomy 18 and 13, respectively), in addition to chromosome 21 material (associated with trisomy 21).
Sequenom, Inc., was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.
Overview
We are a molecular diagnostics testing and genetics analysis company committed to providing molecular diagnostics testing services, research use only products, services, applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock. Our development and commercialization efforts in various diagnostic areas include noninvasive women's health-related and prenatal diagnostics, ophthalmology, and other medical conditions such as oncology, infectious diseases, and autoimmunity.
We have continued to see growth in our diagnostic services test volumes, in particular with increases attributable to the MaterniT21 PLUS LDT since its product launch in October 2011. Our diagnostic testing services continue to be on a cash basis for revenue recognition, until we can reliably estimate the amount that would be ultimately collected for each of our LDTs.  Additionally, we continue to invest in our diagnostic services infrastructure to support and expand our operations to effectively meet our increasing demand for our laboratory developed tests.
Operating Segments
We operate our business on the basis of two reportable segments, Molecular Diagnostics (including Sequenom CMM) and Genetic Analysis. A further description of the operations of these segments is below.
For the three months ended June 30, 2012 we generated 44.4% of our revenues from our Molecular Diagnostics segment, which were primarily derived from providing diagnostic testing services for Sequenom CMM's MaterniT21 PLUS LDT, SensiGene CF LDT, SensiGene RHD LDT, and RetnaGene AMD LDT. For the three months ended June 30, 2011 we generated 12.0% of our revenues from our Molecular Diagnostics segment, which were primarily derived from providing diagnostic testing services for Sequenom CMM's SensiGene CF LDT, and to a much lesser extent the SensiGene RHD LDT and RetnaGene AMD LDT. For the six months ended June 30, 2012 we generated 38.9% of our revenues from our Molecular Diagnostics segment, which were primarily derived from providing diagnostic testing services for Sequenom CMM's MaterniT21 PLUS LDT, SensiGene CF LDT, SensiGene RHD LDT, and RetnaGene AMD LDT. For the six months ended June 30, 2011 we generated 12.2% of our revenues from our Molecular Diagnostics segment, which were primarily derived from providing diagnostic testing services for Sequenom CMM's SensiGene CF LDT, and to a much lesser extent the SensiGene RHD LDT and RetnaGene AMD LDT. There were no revenues related to the MaterniT21 PLUS LDT in the three and six months ended June 30, 2011 due to commencement of its commercialization in the fourth quarter of 2011. Revenue for Molecular Diagnostics is generated primarily from customers located within the United States.

Diagnostic services revenues have been recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors and limited collections experience. We generally bill third-party payors upon generation and delivery of test results to the ordering physician. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and we bill the patient directly for these amounts in the form of co-pays and deductibles. Some payors may not cover our testing services as ordered by the physician under their reimbursement policies. Consequently, we pursue reimbursement on a case-by-case basis. We recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for each of our LDTs.

For the three months ended June 30, 2012 and 2011, we generated 55.6% and 88.0%, respectively, of our revenues from our Genetic Analysis segment. For the six months ended June 30, 2012 and 2011, we generated 61.1% and 87.8%, respectively, of our revenues from our Genetic Analysis segment. Product sales and services revenues for this segment were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY hardware, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenue for Genetic Analysis is generated from customers located in North America, and customers and distributors located in Europe and Asia.
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
The following table sets forth our revenues from our Genetic Analysis and Molecular Diagnostics segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Genetic Analysis	$10,142	$11,731	$20,281	$23,575
Molecular Diagnostics	8,110	1,601	12,891	3,267
Total revenues	$18,252	$13,332	$33,172	$26,842
Molecular Diagnostics and SEQureDx Technology
Sequenom, Inc.
We are committed to researching, developing, and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders, and diseases, women's health-related disorders and diseases, ophthalmology, and other medical conditions such as oncology, infectious diseases, and autoimmune diseases. Currently, we are primarily focused on developing and commercializing prenatal diagnostic tests using our foundational, patent-protected, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology, which we in-license from Isis Innovation Limited, or Isis. This technology uses a maternal blood sample for a prenatal diagnosis or risk assessment in order to provide reliable information about the presence, amount, or absence of fetal genetic material in early pregnancy. We have branded our technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on developing noninvasive in vitro diagnostic tests using our proprietary MassARRAY system and/or nucleic acid sequencing platforms currently provided by Illumina, Inc., and other vendors. We plan to execute the development, validation, and other activities necessary to file submissions with the U.S. Food and Drug Administration, or FDA, seeking clearance or approval for commercialization in the United States of certain of our in vitro diagnostic tests where we believe it will afford us competitive advantages to do so, such as providing us with the flexibility to sell the tests as FDA cleared in vitro diagnostic, or IVD, kits to other laboratories, and an alternative in the event the FDA decides to exercise its enforcement jurisdictional authority with respect to regulation of laboratory-developed tests as in vitro diagnostics. Historically, the FDA has exercised enforcement discretion and exempted from regulation LDTs, but the FDA has stated that additional regulation of LDTs may be warranted. In 2010 we submitted a pre-investigational device exemption submission and supplemental submissions in 2011 and 2012 to the FDA for an in vitro diagnostic test for fetal chromosome 21 aneuploidy, such as trisomy 21, and have met with the FDA to discuss our proposed preclinical and clinical study designs. Patient enrollment has been initiated for this clinical study.

Sequenom Center for Molecular Medicine
Sequenom CMM is our wholly-owned subsidiary, and operates a laboratory located in Grand Rapids, Michigan, and a second laboratory located in San Diego, California, that are both accredited by the College of American Pathology, or CAP, and compliant with the certification requirements for high complexity testing under the Clinical Laboratory Improvement Amendments, of 1988, as amended, or CLIA. Sequenom CMM develops and validates its LDTs for use in, and solely by, Sequenom CMM as a testing service to physicians. Sequenom CMM utilizes our patented SEQureDx ccff technology in developing and performing some of its LDTs. Sequenom CMM has validated and currently offers to physicians four LDTs: MaterniT21 PLUS to determine the relative amounts of chromosome 21, 18, and 13 material present in circulating cell-free DNA in a maternal blood sample; SensiGene RHD Genotyping to determine maternal blood type and Rhesus D factor; SensiGene Cystic Fibrosis Carrier Screening to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene AMD to predict genetic predisposition to develop late-stage (wet) age-related macular degeneration, or AMD. Patient samples are collected by health care professionals and submitted to Sequenom CMM for testing and test results are reported back to the ordering physician.
We have invested substantially in Sequenom CMM's information technology infrastructure to enhance the laboratory's ability to track samples and provide electronic ordering and reporting and have put in place sample collection and transportation logistics that can be scaled as demand for Sequenom CMM's molecular diagnostic testing services increases. Currently, we offer pricing on our diagnostic testing services that address the following general parameters: for insured patients, the payor is being billed at the full list price, with the patients having certain out-of-pocket expenses, and any outstanding amounts being pursued from the payor, not the patient, on appeal. Uninsured patients are billed using a separately maintained price list. Sequenom CMM operates primarily as an out-of-network laboratory provider with most private insurance companies.  We are working with many insurers and network providers to become a contracted laboratory provider. We expect the adoption of our tests by insurers to vary as well as the amounts received from our billing to fluctuate until we are able to establish a sufficient number of contracts or meaningful payment histories.
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
CUHK License Agreements
In May 2011, we entered into a License Agreement with The Chinese University of Hong Kong, or CUHK, pursuant to which CUHK granted us an exclusive, worldwide (excluding Hong Kong), royalty-bearing license to use, and to sublicense, certain intellectual property covered by patent applications owned by CUHK for prenatal diagnostics, prognostics, and analysis for research and commercial purposes. This license agreement covers intellectual property rights relating to size-based genomic analysis. Pursuant to this license agreement we have paid an aggregate license fee to CUHK of $3,000,000. Because we consider the technology to still be in the research and development phase and to have no alternative future uses, we recorded the aggregate license fee as research and development expense in 2011. We are obligated to pay royalties on sales of products incorporating the licensed intellectual property and amounts we receive from any sublicensees. We are also obligated to pay additional amounts to CUHK upon the accomplishment of certain development and commercialization milestones. If we fail to achieve certain development and commercialization milestones within specified timeframes, CUHK may terminate this license agreement. In accordance with this license agreement, CUHK will prosecute, defend and maintain certain patent applications relating to the licensed intellectual property at our expense. This license agreement will expire on the later of 20 years or the expiration of the last patent, if any patent is issued, relating to the licensed intellectual property, unless terminated earlier pursuant to the terms of this license agreement. We may terminate this license agreement at any time after one year on 30 days written notice to CUHK.
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

Other Agreements
In July 2011, we entered into a Sale and Supply Agreement with Illumina, Inc., or Illumina, which was amended to extend the term of the agreement from three to five years, unless terminated earlier as provided for in the agreement, to which we and our subsidiaries will purchase laboratory equipment and consumables that will be used for our fetal chromosomal detection applications, including a noninvasive test that is designed to detect an overabundance of chromosome 21 in pregnant women, a result associated with fetal Down syndrome. This agreement requires that we submit periodic binding forecasts for consumables. Beginning in 2013, in the event that we purchase less than a specified amount of consumables during any calendar year, Illumina will be relieved of certain of its obligations and representations under the agreement, including certain of Illumina's obligations with respect to pricing terms of the consumables that we purchase. Additionally, we and Illumina have agreed to work collaboratively toward our submission for regulatory approval of an in vitro diagnostic product for the detection of fetal chromosomal abnormalities. Either party may terminate the agreement prior to expiration for the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party.
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
Our MassARRAY system provides reliable results for a wide range of DNA/RNA analysis applications, including single nucleotide polymorphism, or SNP, genotyping, detection of mutations, analysis of copy number variants, and other structural genome variations. In addition, the system provides quantitative gene expression analysis, quantitative DNA methylation analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary research use only application software that operates on the MassARRAY system and through the purchase of consumable chips and reagents. While the MassARRAY system is versatile across many applications, it is a robust and cost-effective genotyping and somatic mutation analysis solution enabled through our research use only iPLEX multiplexing assay, which permits multiplexed SNP and somatic mutation analysis. Our high performance nucleic acid analysis system has been designed to meet customer demand for a bench top instrument with greater flexibility across multiple applications, improved reliability and faster performance and is designed to empower the basic and translational research community to advance findings from discovery genetic and biomarker studies toward biomarker validation and potential clinical utility in diagnosis, prognosis and monitoring of diseases.
Our research and development efforts in genetic analysis are committed to producing new and improved components and applications for the MassARRAY system that deliver greater system versatility and higher data quality at a competitive price per data point. These research and development activities and new applications also serve to facilitate and support our molecular diagnostic initiatives.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related notes. Certain of these accounting policies that we believe are the most critical to our investors' understanding of our financial results and conditions are discussed below. In preparing these financial statements, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of the consolidated financial statements. Management must apply significant judgment in this process. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an assessment that falls within the range of reasonable estimates. The application of these accounting policies involves the exercise of judgment and use of estimates and assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The accounting policies that reflect our more significant estimates, judgments, and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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
During the first six months of 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011
Comparison of Three Months Ended June 30, 2012 and 2011
Revenues
Genetic analysis product sales and services revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Diagnostic revenues were primarily derived from providing diagnostic testing services for Sequenom CMM's LDTs. There were no collections from providing diagnostic testing services for Sequenom CMM's MaterniT21 LDT in the three months ended June 30, 2011 due to commencement of its commercialization in the fourth quarter of 2011.
Revenue for the Molecular Diagnostics segment is generated primarily from customers located within the United States. Revenue for the Genetic Analysis segment is generated from customers primarily located in North America, and customers and distributors located in Europe and Asia.

	Three months ended June 30,		$ Change	% Change
	2012	2011
Genetic analysis product sales and services (in thousands)	$10,142	$11,731	$(1,589)	(14)%
Diagnostic services (in thousands)	8,110	1,601	6,509	407%
Total revenues	$18,252	$13,332	$4,920	37%

The decrease in our genetic analysis product sales and services revenues is primarily attributable to a decrease in consumables orders from our customers in the translational research and agricultural biology markets against the comparative period, resulting in a decrease of consumables revenues to $5.0 million from $6.1 million during the three months ended June 30, 2012 and 2011, respectively. Additionally, we had a decrease in system sales, including recognition of extended warranty maintenance contracts, to $4.7 million from $5.1 million resulting from fewer MassARRAY systems sold during the current period as compared to the same period in 2011. Contract research services also decreased to $435,000 from $491,000 during the three months ended June 30, 2012 and 2011, respectively.
Molecular Diagnostics testing services revenue is recognized upon cash collection as payments are received. The increase in revenue is attributable to the introduction of Sequenom CMM's RetnaGene AMD LDT and MaterniT21 LDT in the second and fourth quarters of 2011, respectively, and an increase in the number of SensiGene CF and SensiGene RHD tests collected during the three months ended June 30, 2012, compared to the same period in 2011, as our testing volume and related cash collections have increased.
Domestic and non-U.S. revenues were $11.0 million and $7.3 million for the three months ended June 30, 2012, respectively, and $6.0 million and $7.3 million for the three months ended June 30, 2011, respectively.
Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of our existing LDTs as well as future tests, and payment patterns of third-party payors and patients.
Cost of Genetic Analysis Product Sales and Services and Diagnostic Services and Gross Margins
Cost of revenues consists of employee-related costs (salaries, bonuses, fringe benefits, and stock-based compensation) of our laboratory and manufacturing personnel, and other support personnel, as well as outside laboratory costs, laboratory and manufacturing inventory and supplies, logistic costs, depreciation, and administrative-related costs allocated to cost of revenues. Gross margin consists of our revenues less cost of revenues.

	Three months ended June 30,		$ Change	% Change
	2.012	2.011
Genetic Analysis (in thousands)	$7,178	$8,415	$(1,237)	(15)%
Genetic Analysis (% of revenues)	71%	72%
Molecular Diagnostics (in thousands)	$(1,297)	$492	$(1,789)	(364)%
Molecular Diagnostics (% of revenues)	(16)%	31%
Gross margin (in thousands)	$5,881	$8,907	$(3,026)	(34)%
Gross margin (% of revenues)	32%	67%

Cost of genetic analysis product sales and services for the three months ended June 30, 2012 and 2011 were $3.0 million and $3.3 million, respectively.
Costs of diagnostic services are recognized upon providing test results to ordering physicians and were $9.4 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in gross margin is due to higher laboratory costs as test volumes increase. Due to revenue being recognized when cash is received, costs incurred in one period includes costs related to revenue recognized in a later period. Gross margin on diagnostic tests were affected by increased test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and the increase in headcount and laboratory operational costs to support increased production capacity for diagnostic testing, and by cash collected during the period, including the overall reimbursement per test. Collection for our tests may be delayed by third-party payors while we seek to establish contracts with many of the payors.
Gross margins for our Molecular Diagnostics segment will be affected by the adoption rates of our diagnostic tests, the levels of reimbursement, and payor and other contracts we may enter into for our tests. Gross margins for our Genetic Analysis segment will fluctuate on a quarterly basis and be affected by, among other things, the selling price for MassARRAY systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies.
Selling and marketing expenses
Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Three months ended June 30,		$ Change	% Change
	2.012	2.011
Selling and marketing (in thousands)	$11,303	$7,678	$3,625	47%
Selling and marketing (% of revenues)	62%	58%
The increase in selling and marketing expenses for the three months ended June 30, 2012, compared to the same period in 2011 is primarily related to increased headcount to support our operations resulting in higher compensation and other labor related costs of $2.2 million, increased travel expenses of $0.6 million related to increased headcount of sales representatives, and increased third-party marketing of $0.5 million attributable to promoting the MaterniT21 PLUS LDT.
Research and development expenses
Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research contracts.

	Three months ended June 30,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$13,870	$17,146	$(3,276)	(19)%
Research and development (% of revenues)	76%	129%
The decrease in research and development expenses for the three months ended June 30, 2012, as compared to the same period in 2011 is primarily related to a $4.7 million decrease in research-related intellectual property licensing and collaboration costs and a $0.8 million decrease in clinical study costs due to completion of certain studies; partially offset by increased headcount to support our operations resulting in higher compensation and other labor related costs of $2.1 million.
General and administrative expenses
General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Three months ended June 30,		$ Change	% Change
	2.012	2011
General and administrative (in thousands)	$9,949	$5,038	$4,911	97%
General and administrative (% of revenues)	55%	38%

The increase in general and administrative expenses for the three months ended June 30, 2012, as compared to the same period in 2011, was primarily related to increased legal costs of $3.5 million, mainly associated with patent litigation and increased headcount to support our operations resulting in higher compensation and other labor related costs of $1.1 million.
Interest Income
Interest income was $22,000 and $49,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease was attributable to the mix of our investment portfolios between cash, cash equivalents and marketable securities balances during the three months ended June 30, 2012, as compared to the same period in 2011.

Interest Expense
Interest expense was $267,000 and $18,000 for the three months ended June 30, 2012 and 2011, respectively. The increase was attributable to increased balances on our term loan debt.
Other Expense, net
Other expense, net, was $116,000 and $4,000 for the three months ended June 30, 2012 and 2011, respectively. The increase was primarily due to unfavorable foreign currency exchanges.
Income Tax Expense
The provision for income taxes was an expense of $20,000 and $12,000 for the three months ended June 30, 2012 and 2011, respectively. The income tax expense and benefit in each periods was primarily due to statutory tax liabilities resulting from our state and foreign operations.

Comparison of Six Months Ended June 30, 2012 and 2011
Revenues
Genetic analysis product sales and services revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Diagnostic revenues were primarily derived from providing diagnostic testing services for Sequenom CMM's LDTs. There were no collections from providing diagnostic testing services for Sequenom CMM's MaterniT21 LDT in the six months ended June 30, 2011 due to commencement of its commercialization in the fourth quarter of 2011.
Revenue for the Molecular Diagnostics segment is generated primarily from customers located within the United States. Revenue for the Genetic Analysis segment is generated from customers primarily located in North America, and customers and distributors located in Europe and Asia.

	Six months ended June 30,		$ Change	% Change
	2012	2011
Genetic analysis product sales and services (in thousands)	$20,281	$23,575	$(3,294)	(14)%
Diagnostic services (in thousands)	12,891	3,267	9,624	295%
Total revenues	$33,172	$26,842	$6,330	24%

The decrease in our genetic analysis product sales and services revenues is primarily attributable to a decrease in MassARRAY system sales, including recognition of extended warranty maintenance contracts, to $8.9 million from $11.0 million resulting from fewer MassARRAY systems sold during the current period as compared to the same period in 2011. Consumables orders from our customers in the translational research and agricultural biology markets decreased against the comparative period, resulting in a decrease of consumables revenues to $10.5 million from $11.4 million during the six months ended June 30, 2012 and 2011, respectively. Additionally, contract research services decreased to $0.9 million from $1.2 million during the six months ended June 30, 2012 and 2011, respectively.
Molecular Diagnostics segment testing services revenue is recognized upon cash collection as payments are received. The increase is attributable to the introduction of Sequenom CMM's RetnaGene AMD LDT and MaterniT21 LDT in the second and fourth quarters of 2011, respectively, and an increase in the number of SensiGene CF and SensiGene RHD tests collected during the six months ended June 30, 2012, compared to the same period in 2011, as our testing volume and related cash collections have increased.
Domestic and non-U.S. revenues were $20.3 million and $12.9 million for the six months ended June 30, 2012, respectively, and $12.5 million and $14.3 million for the six months ended June 30, 2011, respectively.
Our revenues have historically fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system and consumables, general economic conditions, revenue recognition criteria, the overall acceptance and demand for our new and existing commercial products and services, as well as the adoption rates of Sequenom CMM's existing LDTs as well as future LDTs, and payment patterns of third-party payors and patients.
Cost of Genetic Analysis Product Sales and Services and Diagnostic Services and Gross Margins
Cost of revenues consists of employee-related costs (salaries, bonuses, fringe benefits, and stock-based compensation) of our laboratory and manufacturing personnel, and other support personnel, as well as outside laboratory costs, laboratory and manufacturing inventory and supplies, logistic costs, depreciation, and administrative-related costs allocated to cost of revenues. Gross margin consists of our revenues less cost of revenues.

	Six months ended June 30,		$ Change	% Change
	2.012	2.011
Genetic Analysis (in thousands)	$14,710	$16,801	$(2,091)	(12)%
Genetic Analysis (% of revenues)	73%	71%
Molecular Diagnostics (in thousands)	$(3,387)	$512	$(3,899)	(762)%
Molecular Diagnostics (% of revenues)	(26)%	16%
Total Gross margin (in thousands)	$11,323	$17,313	$(5,990)	(35)%
Total Gross margin (% of revenues)	34%	64%

Cost of genetic analysis product sales and services for the six months ended June 30, 2012 and 2011 were $5.6 million and $6.8 million, respectively.
Costs of diagnostic services are recognized upon providing test results to ordering physicians and were $16.3 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in gross margin is due to higher laboratory costs as test volumes increase. Due to revenue being recognized when cash is received, costs incurred in one period includes costs related to revenue recognized in a later period. Gross margin on diagnostic tests were affected by increased test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and the increase in headcount and laboratory operational costs to support increased production capacity for diagnostic testing.
Gross margins for our Molecular Diagnostics segment will be affected by the adoption rates of our diagnostic tests, the levels of reimbursement, and payor and other contracts we may enter into for our tests. Gross margins for our Genetic Analysis segment will fluctuate on a quarterly basis and be affected by, among other things, the selling price for MassARRAY systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies.
Selling and marketing expenses
Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Six months ended June 30,		$ Change	% Change
	2.012	2.011
Selling and marketing (in thousands)	$21,060	$13,738	$7,322	53%
Selling and marketing (% of revenues)	63%	51%
The increase in selling and marketing expenses for the six months ended June 30, 2012, compared to the same period in 2011, is primarily related to increased headcount to support our operations resulting in higher compensation and other labor related costs of $3.9 million, increased facilities and support expenses of $1.3 million to support the additional headcount, increased travel expenses of $1.1 million related to increased headcount of sales representatives, and increased third-party marketing of $0.8 million attributable to promoting the MaterniT21 PLUS LDT.
Research and development expenses
Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research contracts.

	Six months ended June 30,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$26,533	$27,777	$(1,244)	(4)%
Research and development (% of revenues)	80%	103%
The decrease in research and development expenses for the six months ended June 30, 2012, as compared to the same period in 2011 is primarily related to a $5.5 million decrease in research-related intellectual property licensing and collaboration costs; partially offset by an increase of $4.2 million in higher compensation and other labor related costs associated with increased headcount and CLIA laboratory expansion.
General and administrative expenses
General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Six months ended June 30,		$ Change	% Change
	2.012	2011
General and administrative (in thousands)	$17,299	$9,876	$7,423	75%
General and administrative (% of revenues)	52%	37%

The increase in general and administrative expenses for the six months ended June 30, 2012, as compared to the same period in 2011, was primarily related to increased legal costs of $4.8 million, mainly associated with patent litigation, and increased headcount to support our operations resulting in higher compensation and other labor related costs of $1.8 million.
Interest Income
Interest income was $44,000 and $5,000 for the six months ended June 30, 2012 and 2011, respectively. The increase was attributable to the overall increase in our investment portfolios and varying levels of cash, cash equivalents and marketable securities balances during the six months ended June 30, 2012, as compared to the same period in 2011.

Interest Expense
Interest expense was $483,000 and $45,000 for the six months ended June 30, 2012 and 2011, respectively. The increase was attributable to increased balances on our term loan debt.
Other (Expense) Income, net
Other (expense) income, net, was an expense of $45,000 and income of $471,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to nonrecurring income in the prior period of $250,000 related to a U.S. Government grant and $100,000 gain on disposal of assets, and unfavorable foreign currency exchanges of $121,000.
Income Tax Expense
The provision for income taxes was an expense of $22,000 and a benefit of $37,000 for the six months ended June 30, 2012 and 2011, respectively. The income tax expense and benefit in each periods was primarily due to statutory tax liabilities resulting from our state and foreign operations.
Liquidity and Capital Resources
As of June 30, 2012, cash, cash equivalents, and current marketable securities totaled $98.6 million, compared to $84.2 million at December 31, 2011. Our cash equivalents and current marketable securities are held in a variety of securities that are represented by issuance from the U.S. Government, repurchase agreements collateralized by U.S. Government securities that have ratings of AA, or are fully guaranteed by the U.S. Government.
We have a history of recurring losses from operations and had an accumulated deficit of $846.4 million as of June 30, 2012. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. We expect to incur significant expenses associated with patent litigation for at least the remainder of 2012 and for 2013. As of June 30, 2012 and December 31, 2011, we had working capital of $79.8 million and $74.5 million, respectively.
On January 25, 2012, we completed an underwritten public offering of 14,950,000 shares of our common stock, including 1,950,000 shares sold pursuant to the full exercise of an over-allotment option previously granted to the underwriters. All of the shares were offered by us at a price of $4.15 per share. The gross proceeds to us from this offering were $62.0 million, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by us.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, sales volumes of our genetic analysis products and services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities and collections for our commercialized tests and product sales and services. Cash used in operations for the six months ended June 30, 2012, was $35.7 million, compared to $20.2 million for the six months ended June 30, 2011. Our use of cash was primarily a result of the net loss of $54.1 million for the six months ended June 30, 2012, adjusted for non-cash items, including stock-based compensation of $6.1 million, and depreciation and amortization of $4.8 million. The changes in our operating assets and liabilities consisted of higher accounts payable, accrued expenses, other liabilities, and lower prepaid expenses and other assets balances, which provided cash of $8.2 million; partially offset by higher accounts receivable, lower deferred revenue, and inventory balances that resulted in a cash provision of $2.6 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow until reimbursement for our tests is established with the majority of third-party payors.
Investing activities, other than the net changes in our current marketable securities and restricted cash that provided $16.7 million, consisted of purchases for capital equipment, leasehold improvements, and intangible assets that used $13.4 million in cash during the six months ended June 30, 2012, compared to $6.9 million for the same period in 2011.

Net cash provided by financing activities was $63.7 million during the six months ended June 30, 2012, compared to $4.3 million for the six months ended June 30, 2011. Financing activities during the six months ended June 30, 2012, included net proceeds of $58.2 million from our underwritten public offering, proceeds from drawing on our term loan of $5.0 million, and $0.6 million from the exercise of stock options and employee contributions under our employee stock purchase plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Marketable Securities and Fair Value Measurements
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk our current investment policy requires us to maintain our portfolio of cash equivalents and marketable securities in a variety of securities that are represented by issuances from the U.S. Government, repurchase agreements collateralized by U.S. Government securities that have ratings of AA or are fully guaranteed by the U.S. Government. Our investment policy also includes a minimum quality rating for all new investments and the overall amount that may be invested with a single security. If an investment we hold falls below this level, we research the reasons for the fall and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment.
The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of June 30, 2012 and December 31, 2011, all of our investments in marketable securities were classified as available-for-sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders' equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.
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

	As of June 30, 2012
Functional currency	Net foreign monetary assets
of operations	AUD	EUR
USD	$657,000	$800,000
A movement of 10% in the USD to AUD exchange rate would create an unrealized gain or loss of $66,000. A movement of 10% in the USD dollar to EUR exchange rate would create an unrealized gain or loss of $80,000. We do not believe that a movement in the exchange rate between the USD and the GBP, the Yen, or any other foreign currencies, to which we are exposed, respectively, would have a material impact on our business or operating results during the periods presented. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three and six months ended June 30, 2012. We had no deferred gains or losses during the period covered.
Inflation
We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the timelines specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is our principal executive officer, and Chief Financial Officer, or CFO, who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Further, management determined that as of June 30, 2012, we strengthened our internal control over financial reporting through the addition of a chief accounting officer during the three months ended June 30, 2012.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our pending legal proceedings, please refer to Note 7 “Litigation” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
Our cash, cash equivalents, and current marketable securities were $98.6 million as of June 30, 2012. On January 25, 2012, we closed an underwritten public offering of our common stock totaling 14,950,000 shares of our common stock at $4.15 per share. The offering resulted in aggregate net proceeds of $58.2 million after deducting underwriting commissions and transaction expenses. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections for our commercialized tests and products sales and services will be sufficient to fund our operating expenses and capital requirements through at least the next twelve months. Sequenom CMM is continuing to expand its operations following commercialization of the MaterniT21 PLUS LDT and its research and development activities related to improvements to current tests and expansion of its diagnostic testing menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required for it to attain significant commercial success for the MaterniT21 PLUS LDT. If we or Sequenom CMM are not able to successfully implement our marketing, sales and commercialization strategies, we and Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS LDT or successfully commercialize any future LDTs or diagnostic tests that we may develop. Additionally, in order to execute our molecular diagnostic research and development activities, we need to collect a large number of patient samples in a timely manner. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
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
The amount of additional funds we will need depends on many factors, including:

•	the size of our future operating losses;

•

•	Sequenom CMM's success selling and marketing the MaterniT21 PLUS LDT and the level of collections and reimbursement from third-party payors;

•	our success in selling our MassARRAY system, ancillary reagents, software and services;

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

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining regulatory clearance or approval to market our diagnostic products in various countries, including the United States;

•	our success in validating additional diagnostic tests and the levels of clinical performance achieved;

•	our success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in the research and development in our genetic analysis business;

•
the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•	the level of our legal expenses and any damages or settlement payments arising from the lawsuit filed by our former chief financial officer to the extent our insurance coverage is insufficient;

•	the level of our legal expenses and any damages or settlement payments arising from ongoing or new patent related litigation;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future investigation or litigation and the extent to which any of the foregoing is not covered by insurance;

•	the dilution from any issuance of securities, whether in connection with future capital-raising or acquisition transactions, the settlement of litigation, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	compliance with corporate governance and regulatory developments or initiatives;

•	regulatory changes by the U.S. Food and Drug Administration, or FDA, the Centers for Medicare and Medicaid Services, or CMS, and other worldwide regulatory authorities; and

•	technological developments in our markets.
General market conditions, the market price of our common stock, uncertainty about the successful commercialization and development of other LDTs and diagnostic tests, regulatory developments, the uncertainty regarding the results of ongoing litigation matters, or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.
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

•
educate clinicians, other health care professionals, clinical diagnostic laboratories, health care thought leaders, network providers, and third-party payors regarding the clinical benefits and cost-effectiveness of the MaterniT21 PLUS LDT;

•	expand the number of clinical diagnostic laboratory and hospital outreach laboratory customers; and

•	establish, expand, and manage sales and reimbursement arrangements with third parties, such as insurance companies and network providers.
Sequenom CMM has limited experience in selling and marketing the MaterniT21 PLUS LDT. Sequenom CMM may need to hire additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. We may face competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If Sequenom CMM is unable to hire and retain qualified sales and marketing personnel, our business will suffer. If we are not able to successfully implement our marketing, sales, reimbursement, and commercialization strategies, Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS LDT, or successfully commercialize any future LDTs that it may develop.
*Uncertainty regarding the development of new LDTs and diagnostic tests could materially adversely affect our and Sequenom CMM's business, financial condition, and results of operations.
We and Sequenom CMM are continuing to focus research and development efforts on LDTs and diagnostic tests, other than the MaterniT21 PLUS LDT. The launch of any other diagnostic test will require the completion of certain clinical development and commercialization activities, including the efforts of collaborative partners on which we rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other LDT or diagnostic test or that we will be able to establish or maintain the collaborative relationships that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient samples and we may not be able to use prior collected samples or collect a sufficient number of appropriate samples in a timely manner in the future to complete clinical development for any planned LDT or diagnostic test. Failure to possess or to collect a sufficient number of appropriate samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, or launch any of our planned LDTs or diagnostic tests. Any failure to complete on-going clinical studies for our planned LDTs and diagnostic tests could have material adverse effects on our business, operating results or financial condition.

*We have limited experience and must rely on technology provided by third parties in order to commercialize the MaterniT21 PLUS LDT, and may rely on third parties for commercialization of future products.
Sequenom CMM's noninvasive prenatal and other molecular diagnostic LDTs are relatively new in the marketplace. Additionally, we continue to develop new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY system and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and commercializing sequencing-based technology and rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including the MaterniT21 PLUS LDT. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the sequencers and consumables that Sequenom CMM is using for the MaterniT21 PLUS LDT, including whether such sequencers will meet our quality system requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we need for the LDT.
You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we may not:

•	effectively execute on or focus our research and development efforts;

•	properly model new opportunities to ensure appropriate resource allocation;

•	create new products that are appropriately developed to meet customer needs;

•	perform adequate and timely validation testing of such products and applications;

•	effectively assess and meet regulatory requirements in the United States and other countries;

•	ensure appropriate communication between different departments responsible for commercialization activities;

•	implement effective product launch, sales, or reimbursement strategies, including with respect to the MaterniT21 PLUS LDT;

•	effectively design and manufacture products that achieve commercial success; or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.
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
The provision of clinical testing services, including the MaterniT21 PLUS LDT, and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we and Sequenom CMM provide and the products that we and Sequenom CMM design, manufacture and market are intended to provide information for health care providers in providing patient care. Therefore, users of such services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes.
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
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM LDTs, including the MaterniT21 PLUS LDT. Sequenom CMM has committed significant research and development resources for the development and validation of LDTs and Sequenom has likewise invested significant research and development resources for its products and services. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services that it has launched, including the MaterniT21 PLUS LDT, or plans to launch in the future. In September 2009, Sequenom CMM launched a testing service for cystic fibrosis carrier screening. In early 2010, Sequenom CMM launched a testing service for noninvasive prenatal Rhesus D genotyping. In the second quarter of 2011, Sequenom CMM launched a testing service for assessment of risk for developing wet AMD. In October 2011, Sequenom CMM launched a testing service for the MaterniT21 LDT, now the MaterniT21 PLUS LDT. However, there is no guarantee that Sequenom CMM will be able to successfully launch other diagnostic testing services on anticipated timelines. We have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for diagnostic tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate revenue from the sale of such tests or Sequenom CMM's testing services. Even if we are able to develop noninvasive prenatal diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate significant revenue from the sale of such tests or testing services, including the following:

•	the effectiveness of our ability to implement and maintain controls and risk management measures as appropriate;

•	our ability to establish and maintain sufficient intellectual property rights in our products;

•
intellectual property rights held by others, including United States Patent No. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and No. 8,8008,018 titled “Determination of Fetal Aneuploidies By Massive Parallel DNA Sequencing” and No. 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” assigned to Stanford University and licensed to Verinata Health, Inc.;

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the availability of adequate clinical samples for validation studies for any diagnostic tests we develop;

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
Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as point-of-care tests that can be performed by physicians in their offices, esoteric tests that can be performed by hospitals in their own laboratories or home testing that can be performed by patients in their homes. Although CLIA compliance makes it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests cleared or approved by the FDA for home use are automatically deemed to be exempt under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits cleared or approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers could reduce the demand for Sequenom CMM's testing services, including demand for the MaterniT21 PLUS LDT, and negatively impact our revenues.
*Our operating results may fluctuate significantly.
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability to raise additional capital;

•
our success in marketing and selling, and changes in the demand for, our products and services, including our MassARRAY system and iPLEX multiplex genotyping application and other applications and related consumables, and demand for products and services for genotyping, DNA methylation (epigenetic analysis) and QGE (gene expression analysis) applications;

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

•	our research and development progress and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the MassARRAY system, consumable chips, also known as SpectroCHIP arrays, oligonucleotides, reagents and related components and technologies;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies;

•	Sequenom CMM's ability to develop and validate improved or new LDTs;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic test that we develop in the future;

•	the level of our legal expenses and any damages or settlement payments arising from ongoing or new patent related litigation; and

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
We expect that sales of MassARRAY systems and consumables will account for a significant portion of our total revenues throughout 2012 and perhaps thereafter, unless and until Sequenom CMM's testing services begin to generate significant revenues. The following factors, among others, could affect the demand for MassARRAY systems and services:

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
We expect that our revenues throughout 2012 and perhaps thereafter, unless and until Sequenom CMM's testing services, including the MaterniT21 PLUS LDT, begin to generate significant revenues, will be based on a significant contribution from MassARRAY systems and consumables sales provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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
Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 27% and 32% of our total revenues for the three and six months ended June 30, 2012, compared to 46% and 43% for the three and six months ended June 30, 2011. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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
Sequenom CMM, our wholly-owned CLIA-certified laboratory, has developed, validated and commercialized four LDTs. Sequenom CMM launched its first LDT in 2009 and has limited experience operating a CLIA-certified laboratory. For future LDTs, if Sequenom CMM is unable to successfully develop and validate any new LDTs that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM's infrastructure, it is possible that they may not have adequate infrastructure in place to meet demand for its currently launched testing services or for the demand of future LDTs that it develops. In 2010 an additional Sequenom CMM laboratory in San Diego was established and a California clinical laboratory license was issued by the state to the San Diego laboratory in October 2010. A federal CLIA certification was issued by the Center for Medicare and Medicaid Services, or CMS, a federal agency within the U.S. Department of Health and Human Services. Sequenom CMM's ability to successfully develop and validate LDTs will depend on its ability to successfully operate and maintain required regulatory licensure. We cannot provide assurances that Sequenom CMM will have sufficient resources to successfully build, qualify, or operate an additional CLIA-certified laboratory.
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
If Sequenom CMM fails to maintain compliance to the CLIA requirements, CMS or state agencies could require Sequenom CMM to cease diagnostic testing, including the MaterniT21 PLUS LDT. Even if it were possible for Sequenom CMM to bring its laboratory back into compliance after failure to comply with such requirements, Sequenom CMM could incur significant expenses and potentially lose revenues in doing so. Moreover, new interpretations of current regulations or future changes in regulations under CLIA may make it difficult or impossible for Sequenom CMM to comply with the CLIA classification, which would significantly harm its business.
*We may not successfully obtain regulatory approval of any noninvasive prenatal or other product which we or our licensing or collaborative partners develop.
Products that we or our collaborators develop in the molecular diagnostics, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the United States our products may require either Premarket Approval, or PMA, or 510(k) clearance, from the FDA, prior to marketing in interstate commerce. The 510(k) Premarket Notification process usually takes from three to six months from submission to clearance, but can take significantly longer. The Premarket Approval process is much more costly, lengthy, uncertain, and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical (bench) testing and clinical studies. Non-clinical bench testing and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.
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

In July 2010, the FDA held a two day public meeting to discuss the regulatory oversight of LDTs, which may result in new oversight requirements in the future. We and Sequenom CMM may not be able to meet such new regulatory oversight requirements and Sequenom CMM may be forced to stop offering LDTs, including the MaterniT21 PLUS LDT, until any such new regulatory requirements have been met, which would have a material adverse effect on our business. We cannot predict the extent of the FDA's future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. If Sequenom CMM is unable to successfully launch any additional LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any testing service, its ability to generate revenue from providing such testing services may be delayed and it may never be able to generate significant revenues from providing diagnostic products.
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
Development of LDTs, including the MaterniT21 PLUS LDT, or other products developed by Sequenom CMM, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

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
Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies, including United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions and reexaminations or in litigation seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including the MaterniT21 PLUS LDT. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc.), Natera, and Verinata Health, Inc. pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of United States Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of the United States Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the United States. As a result, our patents or those of our licensors, including United States Patent No. 6,258,540, could be narrowed or invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents. The MaterniT21 PLUS LDT uses a sequencing platform instead of our proprietary MassARRAY system. While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform and we are also the licensee of a patent application that contains claims regarding the use of sequencing in prenatal diagnostics, we are also aware of other patent applications and patents owned or licensed by Verinata Health, Inc. that contain the same claims and similar claims. The issuance by the U.S. Patent and Trademark Office of a patent or the allowance of patent claims with respect to any of these applications could result in an interference proceeding, which would be expensive and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS LDT.
Also, in the Verinata Health Inc. complaint, Verinata Health, Inc. and co-plaintiff Stanford University have alleged our infringement of United States Patent Nos. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing” and 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” that include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. Challenging the validity of the '017 and '018 and '415 patents and defending against claims of infringement of those patents, or if we are forced to defend against any other asserted intellectual property right, is costly and diverts management's attention and resources. As a result of this lawsuit, we may have to develop costly alternative technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
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
From time to time, companies (including Verinata and Arctic), have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our iPLEX products and our MassARRAY system (including the MassARRAY Analyzer 4), and Sequenom CMM's LDTs (including the MaterniT21 PLUS LDT) from which we derive or expect to derive a substantial portion of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.
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
In addition to the Anti-Kickback Statute, we are also subject to the physician self-referral laws, commonly referred to as the Stark law, which is a strict liability statute that generally prohibits physicians from referring Medicare patients to providers of “designated health services,” including clinical laboratories, with whom the physician or the physician's immediate family member has an ownership interest or compensation arrangement, unless an applicable exception applies. Moreover, many states have adopted or are considering adopting similar laws, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of the payment for the patient's care. If it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare programs and loss of government reimbursement. The imposition of any such penalties could harm our business.
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
Additionally, Sequenom CMM commercialized the MaterniT21 LDT in the fourth quarter of 2011. We may be unable to accurately predict quarterly revenues relating to the MaterniT21 PLUS LDT due to our lack of sales history and Sequenom CMM's limited experience in marketing and commercializing and obtaining reimbursement for laboratory testing services.

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
A number of potential applications of our MassARRAY technology and potential products, including research use only and diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization and scale-up of such products and applications. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our products or applications, such as gene expression analysis, epigenetic analysis or iPLEX multiplex genotyping application, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed. Achieving market acceptance will depend on many factors, including demonstrating to customers that our technology and products are cost competitive or superior to other technologies and products that are available now or that may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological and other challenges and successfully introduce our newly developed products, applications, and services into the marketplace.
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
Sequenom CMM relies on outside suppliers to provide certain products and the components and materials used for LDTs currently provided as well as LDTs that Sequenom CMM plans to offer in the future. Many of these products, components, and materials, including blood collection tubes for the MaterniT21 PLUS LDT, are obtained from a single supplier or a limited group of suppliers and some have lead times of several months. For example, we are relying solely on Illumina, Inc. for sequencers and sequencing reagents for the MaterniT21 PLUS LDT. Also, the MassARRAY mass spectrometry system that is currently used for Sequenom CMM's cystic fibrosis carrier screen and fetal Rhesus D genotyping LDTs is comprised of numerous components, each provided to us from a single source and some of which have lead times of several months, as noted above.
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
Certain of the molecular diagnostic LDTs Sequenom CMM has launched or intends to launch as a testing service may not be deemed medically necessary or may otherwise not be subject to reimbursement by payors, which could affect demand for such tests by physicians.
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
CMS, an agency within the Department of Health and Human Services, establishes reimbursement payment levels and coverage rules for Medicare. State Medicaid plans and third-party payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our tests to each payor separately, with no assurance that approval will be obtained. If CMS or other third-party payors decide not to cover our diagnostic tests place significant restrictions on the use of our tests, or offer inadequate payment amounts, our ability to generate revenue from our diagnostic tests could be limited.
Even if one or more third-party payors decides to reimburse for our tests that payor may reduce utilization or stop or lower payment at any time, which could reduce our revenues. For example, payment for diagnostic tests furnished to Medicare beneficiaries generally is made based on a fee schedule set by CMS using a statutory formula. In recent years, payments under these fee schedules have decreased and may decrease more. In addition, Medicare fee schedules are impacted by the billing codes selected for reporting services, and changes to certain laboratory billing codes for diagnostic tests, including the SensiGene RHD and RetnaGene AMD LDTs, are being considered which may affect payment levels. We cannot predict whether or when third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive. Clinicians or patients may decide not to order our tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), which may have far-reaching consequences for most health care companies, including diagnostic companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage.
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
Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of a government-sponsored health care insurance source, or some combination of both, as well as other changes.
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
Regardless of the impact of PPACA on us, the U.S. government and other governments have shown significant interest in pursuing health care reform and reducing health care costs. Any government-adopted reform measures could cause significant pressure on the pricing of health care products and services, including the MaterniT21 PLUS LDT, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce health care costs may compromise our ability to set prices at commercially attractive levels for our diagnostic tests, including the MaterniT21 PLUS LDT, and other diagnostic tests that we may develop. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve consistent profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging for a number of reasons, including policies advanced by the U.S. government, new health care legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our and Sequenom CMM's ability to sell our diagnostic tests and LDTs, including the MaterniT21 PLUS LDT, profitably. Some of these proposed and implemented reforms could result in reduced utilization or reimbursement rates for our diagnostic products.
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
We may also be required to comply with FDA regulation of our manufacturing practices and adverse event reporting activities, and regulation by the FDA of our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act, or FTC Act. Violation of any FDA requirement we would be subject to could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of the FTC Act could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar postmarket regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA and FTC regulation. We incur various costs in complying and overseeing compliance with these laws and regulations.
We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding our business or the health care industry in general, or what effect such legislation or regulations may have on us. Federal or state governments may impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on us. If we fail to comply with any existing or future regulations, restrictions or interpretations, we could incur significant fines and penalties.
*We are subject to risks associated with our foreign operations.
We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 68% and 61% of our genetic analysis segment sales were made outside of the United States during the three and six months ended June 30, 2012, compared to 62% and 64% for the three and six months ended June 30, 2011. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

•
our success in and the expenses associated with researching, developing, commercializing, and obtaining reimbursement for diagnostic products, alone or in collaboration with our partners and obtaining any required regulatory approval for those products and services;

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

Item 6.	Exhibits
(a)    Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Restated Bylaws of Registrant, as amended.
3.3 (3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1 (1)	Specimen common stock certificate.
4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.
4.3 (3)	Form of Right Certificate.
4.4 (4)	Warrant dated May 3, 2011, issued to The Chinese University of Hong Kong Foundation Limited.
10.1* (5)	Second Amendment to Sale and Supply Agreement dated April 12, 2012, between the Registrant and Illumina, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2012.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.
Date: July 26, 2012	By:	/s/ PAUL V. MAIER
Paul V. Maier
Chief Financial Officer

Date: July 26, 2012	By:	/s/ CAROLYN D. BEAVER
Carolyn D. Beaver
Vice President and Chief Accounting Officer