Form 10-Q
period 2012-09-30
SEQUENOM INC
filed 2012-11-08
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
The number of shares of the Registrant's Common Stock outstanding as of November 2, 2012, was 114,785,667.

 SEQUENOM, INC.

PART I - FINANCIAL INFORMATION
Item  1.    Financial Statements
SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share information)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,889	$28,926
Marketable securities	13,499	55,290
Restricted cash	162	66
Accounts receivable, net	8,095	6,972
Inventories	11,966	8,729
Other current assets and prepaid expenses	4,102	3,533
Total current assets	217,713	103,516
Equipment and leasehold improvements, net	29,298	19,629
Intangible assets, net	1,982	1,154
Goodwill	10,007	10,007
Other assets	5,188	1,241
Total assets	$264,188	$135,547
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,971	$8,435
Accrued expenses	17,737	15,743
Deferred revenue	1,942	2,137
Note payable, current portion	7,568	1,902
Other current liabilities	1,013	787
Total current liabilities	42,231	29,004
Deferred revenue, less current portion	500	780
Note payable, less current portion	12,422	13,273
Convertible senior notes	130,000	—
Other long-term liabilities	3,448	1,102
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 114,784,637 and 99,348,623 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	115	99
Additional paid-in capital	951,493	883,006
Accumulated other comprehensive income	567	570
Accumulated deficit	(876,588)	(792,287)
Total stockholders' equity	75,587	91,388
Total liabilities and stockholders' equity	$264,188	$135,547
See accompanying notes.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Genetic analysis product sales and services	$10,352	$11,362	$30,633	$34,929
Diagnostic services	12,501	2,219	25,392	5,494
Total revenues	22,853	13,581	56,025	40,423
Cost of revenues:
Cost of genetic analysis product sales and services	3,010	3,501	8,581	10,274
Cost of diagnostic services	13,836	1,958	30,114	4,714
Total cost of revenues	16,846	5,459	38,695	14,988
Gross margin	6,007	8,122	17,330	25,435
Operating expenses:
Selling and marketing	12,358	8,276	33,418	22,014
Research and development	13,243	12,643	39,776	40,420
General and administrative	10,126	5,461	27,425	15,337
Total operating expenses	35,727	26,380	100,619	77,771
Loss from operations	(29,720)	(18,258)	(83,289)	(52,336)
Interest income	14	38	58	43
Interest expense	(544)	(120)	(1,027)	(165)
Gain on marketable securities	—	40	—	42
Other income (expense), net	44	18	(1)	489
Loss before income taxes	(30,206)	(18,282)	(84,259)	(51,927)
Income tax expense	(20)	(90)	(42)	(53)
Net loss	$(30,226)	$(18,372)	$(84,301)	$(51,980)
Net loss per common share, basic and diluted	$(0.26)	$(0.19)	$(0.74)	$(0.52)
Weighted average number of shares outstanding, basic and diluted	114,712	99,220	113,263	99,082
Comprehensive loss	$(30,071)	$(18,612)	$(84,304)	$(51,781)
See accompanying notes.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
		Restated
	2012	2011
	(Unaudited)
Operating activities
Net loss	$(84,301)	$(51,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,224	9,240
Warrant issued for license	—	1,155
License fee payable	—	1,500
Depreciation and amortization	7,873	4,851
Amortization of debt issuance costs	32	—
Other non-cash items	331	(57)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,134)	407
Inventories	(3,243)	(3,769)
Prepaid expenses and other assets	391	(1,313)
Accounts payable and accrued expenses	5,063	2,221
Deferred revenue	(465)	(81)
Deferred rent	2,571	(595)
Other liabilities	—	(15)
Net cash used in operating activities	(63,658)	(38,436)

Investing activities
Purchases of equipment and leasehold improvements	(14,242)	(7,958)
Purchases of intangible assets	(1,300)	—
Purchases of marketable securities	(12,751)	(137,292)
Proceeds from sales of marketable securities	—	54,907
Maturities of marketable securities	54,574	43,155
(Increase in) release of restricted cash	(96)	1,334
Net cash provided by (used in) investing activities	26,185	(45,854)

Financing activities
Payments on note payable	(639)	(1,776)
Proceeds from issuance of convertible senior notes, net of issuance costs	124,814	—
Borrowings on note payable	5,000	12,000
Proceeds from private placement, net of issuance costs	58,161	—
Proceeds from exercise of warrants, stock options, and ESPP purchases	1,118	1,510
Net cash provided by financing activities	188,454	11,734
Net increase (decrease) in cash and cash equivalents	150,981	(72,556)
Effect of exchange rate changes on cash and cash equivalents	(18)	120
Cash and cash equivalents at beginning of period	28,926	116,647
Cash and cash equivalents at end of period	$179,889	$44,211
See accompanying notes.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
We are a molecular diagnostics testing and genetics analysis company committed to providing molecular diagnostics testing services, research use only products, services, and applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock. Our development and commercialization efforts in various diagnostic areas include noninvasive women's health-related and prenatal diagnostics, ophthalmology, oncology, and other medical conditions such as infectious diseases and autoimmunity.
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
Changes in Presentation
In connection with the preparation of the Condensed Consolidated Financial Statements for the nine months ended September 30, 2012, our management determined that the amounts previously reported in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and for the six months ended June 30, 2012, reflected an error in the amount of purchases of equipment and leasehold improvements included in investing activities with an equal and offsetting error to the changes in accounts payable included in operating activities for each of those periods. These amounts understated cash flows used in operating activities by approximately $5.3 million and $6.0 million for the nine months ended September 30, 2011 and the six months ended June 30, 2012, respectively, with an equal overstatement of cash flows used in investing activities for the nine months ended September 30, 2011 and an equal understatement of cash flows provided by investing activities for the six months ended June 30, 2012, as they included amounts that were unpaid as of the end of the reporting period. The correction of these errors had no effect on our consolidated balance sheets or statements of operations and comprehensive loss as of and for the nine months ended September 30, 2011 and six months ended June 30, 2012. The amounts presented in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011, have been restated, as set forth in the following table (in thousands):

	Previously Reported	Restated
Change in accounts payable and accrued expenses	$7,491	$2,221
Net cash used in operating activities	(33,166)	(38,436)

Purchases of equipment and leasehold improvements	(13,228)	(7,958)
Net cash provided by (used in) investing activities	(51,124)	(45,854)

The amounts presented in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012, (not presented herein) have been restated, as set forth in the following table (in thousands):

	Previously Reported	Restated
Change in accounts payable and accrued expenses	$7,736	$1,702
Net cash used in operating activities	(35,663)	(41,697)

Purchases of equipment and leasehold improvements	(12,107)	(6,073)
Net cash provided by (used in) investing activities	3,276	9,310
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions.
Revenue Recognition
Our revenue is generated primarily from the sale of products and providing services. Genetic analysis product sales and services revenue primarily consists of sales of MassARRAY systems and consumables used in genetic analysis, including extended warranty services associated with the MassARRAY systems, as well as other amounts earned under contract research agreements. Diagnostic services revenues from the Sequenom Center for Molecular Medicine, or Sequenom CMM, consist of providing the following laboratory developed tests, or LDTs: MaterniT21 PLUS LDT for fetal trisomy 21, 18, and 13, SensiGene Cystic Fibrosis Carrier Screening, or SensiGene CF LDT, SensiGene Fetal Rhesus D genotyping, or SensiGene RHD LDT, and RetnaGene age-related macular degeneration, or RetnaGene AMD LDT.
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
Diagnostic services revenues from Sequenom CMM have been primarily recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors and limited collections experience. We generally bill third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and we bill the patient directly for these amounts in the form of co-pays and deductibles. Some payors may not cover our test as ordered by the physician under their reimbursement policies. Consequently, we pursue reimbursement on a case-by-case basis. We will recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for each of our LDTs. We record revenue and accounts receivable for billing directly to physician offices and international customers where we believe collectability is reasonably assured.
Accounts Receivable
We invoice our genetic analysis product sales and services as orders are shipped and/or services provided and any other contractual obligations are met. Our contracts typically require payment within 30 to 60 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends, and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. Allowance for doubtful accounts was $768,000 and $771,000 at September 30, 2012 and December 31, 2011, respectively.
We bill third-party payors for our LDTs upon delivery of test results to ordering physicians and we take assignment of benefits and the risk of collection with these payors. We do not record accounts receivable for billings to third-party payors or self-pay patients as these revenues are currently recognized on a cash basis.
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
Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions. As of September 30, 2012 and December 31, 2011, we had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.
We value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classify our cash equivalents and marketable securities within Level 1 or Level 2. The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2012
Description	Total	Level 1	Level 2
Money market funds	$168,179	$168,179	$—
Government and agency-backed debt securities	1,013	—	1,013
Mutual funds	373	373	—
Certificates of deposit	7,114	—	7,114
U.S. treasury securities	4,999	4,999	—
Total	$181,678	$173,551	$8,127

	As of December 31, 2011
Description	Total	Level 1	Level 2
Money market funds	$13,097	$13,097	$—
Government and agency-backed debt securities	5,072	—	5,072
Mutual funds	323	323	—
Certificates of deposit	5,384	—	5,384
U.S. treasury securities	44,986	44,986	—
Total	$68,862	$58,406	$10,456
 There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the nine months ended September 30, 2012 or during the year ended December 31, 2011.
Restricted Cash
Restricted cash relates to cash that is pledged as a stand-by letter of credit for a lease security deposit and in connection with performance guarantees.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market value (net realizable value). We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles, including expiration. During the nine months ended September 30, 2012 we used $1.1 million of diagnostic inventory with no related charge to cost of goods sold, as these items were previously reserved for as excess as of December 31, 2011. We reduced our obsolete and excess inventory related to genetic analysis products by $0.3 million during the nine months ended September 30, 2012 due to utilization or scrap of previously reserved inventory. Inventories are shown net of obsolete and excess reserves of $0.5 million and $1.8 million at September 30, 2012 and December 31, 2011, respectively.
 Warranty Cost and Reserves
We provide a warranty provision related to the sales of our MassARRAY systems based on our historical experience of returns and repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts, which is recorded as a component of cost of product revenue. Changes in our warranty liability during the nine months ended September 30, 2012 were as follows (in thousands):

Balance as of December 31, 2011	$201
Additions charged to cost of revenues	42
Repairs, replacements, and reductions in liability requirements	(54)
Balance as of September 30, 2012	$189
Debt Issuance Costs
Debt issuance costs relate to the $130.0 million principal amount of 5.00% convertible senior notes, due October 1, 2017, we issued in September 2012, referred to as the Convertible Notes (Note 5). We incurred total debt issuance costs of $5.2 million in connection with the Convertible Notes. Amortization of debt issuance costs are recorded as interest expense in the consolidated statement of operations and comprehensive loss using the effective interest method over the contractual term of the Convertible Notes. Amortization expense was not material for the three and nine months ended September 30, 2012. Debt issuance costs are included in other assets in the consolidated balance sheet.
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
Foreign Currency Translation and Transactions
The financial statements of our subsidiaries in Germany, United Kingdom, and Japan are measured using, respectively, the Euro, Great British Pound, and Japanese Yen, as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average daily rate of exchange during the reporting period. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income (loss) in the statements of operations and comprehensive loss and equity. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transaction. Transaction gains or losses were not material for the three and nine months ended September 30, 2012 and 2011.

Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of September 30, 2012 and December 31, 2011, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.
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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Selling and marketing expense	$902	$871	$2,685	$2,588
Research and development expense	1,232	1,167	3,512	3,550
General and administrative expense	977	1,081	3,027	3,102
	$3,111	$3,119	$9,224	$9,240
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
Net Loss Per Share
Basic and diluted net loss applicable to common stock per share is computed using the weighted-average number of common shares outstanding during the period. In a period of a net loss position, basic and diluted weighted-average shares are the same. Shares used in calculating basic and diluted net loss per common share exclude as antidilutive the following common share equivalents:

	As of September 30,
	2012	2011
Options to purchase common stock	6,097,006	4,666,896
Restricted stock not yet vested and released	814,922	996,457
Warrants to purchase common stock	250,000	259,035
Shares underlying Convertible Notes	28,088,372	—
	35,250,300	5,922,388
In future periods, if we report net income and the common share equivalents are dilutive, the common stock equivalents will be included in the weighted-average shares computation, and interest expense related to the Convertible Notes will be added back to net income to calculate diluted earnings per share.
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
2. Other Financial Information
Genetic Analysis Product Sales and Services
The following table provides information regarding our genetic analysis product sales and services revenues (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Product sales	$8,467	$8,972	$25,251	$28,891
Maintenance services	1,216	1,385	3,828	3,852
Contract research	669	1,005	1,554	2,186
Total genetic analysis product sales and services revenues	$10,352	$11,362	$30,633	$34,929

Marketable Securities
The following is a summary of our marketable securities (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency-backed debt securities	$1,012	$1	$—	$1,013
Mutual funds	224	149	—	373
Certificates of deposit	7,118	—	(4)	7,114
U.S. treasury securities	4,998	1	—	4,999
Total marketable securities	$13,352	$151	$(4)	$13,499

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency-backed debt securities	$5,067	$5	$—	$5,072
Mutual funds	224	100	(1)	323
Certificates of deposit	4,901	11	(3)	4,909
U.S. treasury securities	44,971	15	—	44,986
Total marketable securities	$55,163	$131	$(4)	$55,290
As of September 30, 2012, we had certain marketable securities in a gross unrealized loss position, which had been in such position for less than twelve months. There were no unrealized losses due to credit issues for the periods presented. There were no impairments considered other-than-temporary, as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value. The following table shows the fair values and the gross unrealized losses of our marketable securities that were in an unrealized loss position as of September 30, 2012 and December 31, 2011 aggregated by investment category (in thousands):

	September 30, 2012		December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mutual funds	$—	$—	$35	$(1)
Certificates of deposit	6,144	(4)	3,701	(3)
Total	$6,144	$(4)	$3,736	$(4)
Realized gains and losses are determined based on the specific identification method and are reported in other income, net, in the condensed consolidated statements of operations and comprehensive loss. Gross realized gains and losses on sales of marketable securities were not material for all periods presented. As of September 30, 2012, all of our marketable securities were due within one year.

Inventories
The components of inventories were as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$10,736	$7,069
Work in process	542	113
Finished goods	688	1,547
Total	$11,966	$8,729
Equipment and Leasehold Improvements
Equipment and leasehold improvements and related accumulated depreciation and amortization were as follows (in thousands):

	September 30, 2012	December 31, 2011
Laboratory equipment	$40,740	$32,864
Leasehold improvements	12,318	6,819
Office furniture and equipment	18,565	15,486
	71,623	55,169
Less accumulated depreciation and amortization	(42,325)	(35,540)
Total	$29,298	$19,629

3. Acquisitions
SensiGen, LLC
In February 2009, we completed a taxable acquisition of certain assets and assumption of certain liabilities of SensiGen, LLC, or SensiGen. The acquisition of the SensiGen assets provided us with intellectual property related to certain molecular diagnostics for women's health and cancer. The acquisition resulted in the recognition of goodwill at the time of purchase of $7.0 million and is now part of our wholly-owned subsidiary Sequenom CMM. Under the terms of the asset purchase agreement, or the Agreement, we acquired certain assets related to SensiGen's business in gene-based molecular diagnostic tests relating to cervical cancer, head and neck cancer, chronic kidney disease, and lupus. We paid SensiGen cash consideration of $1.9 million and issued common stock valued at $1.9 million. An additional $1.3 million was contingently payable to SensiGen upon the completion of certain triggering events occurring prior to the end of the agreement period in February 2012 with either cash or shares of our common stock. We satisfied certain of the triggering events related to the Agreement with aggregate cash payments of $650,000 and the Agreement expired in February 2012.
4. Segment Reporting
We operate our business on the basis of two reportable segments, Molecular Diagnostics (Sequenom CMM) and Genetic Analysis. A further description of the operations of these segments is below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Genetic Analysis (% of revenues)	45%	84%	55%	86%
Molecular Diagnostics (% of revenues)	55%	16%	45%	14%
Total revenues	100%	100%	100%	100%
Revenues from our Molecular Diagnostics segment were primarily derived from providing diagnostic testing services for Sequenom CMM's MaterniT21 PLUS LDT, SensiGene CF LDT, SensiGene RHD LDT, and RetnaGene AMD LDT for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, revenues from our Molecular Diagnostics segment were primarily derived from providing diagnostic testing services for Sequenom CMM's SensiGene CF LDT, and to a much lesser extent the SensiGene RHD LDT and the RetnaGene AMD LDT. There were no revenues related to the MaterniT21 PLUS LDT in the three and nine months ended September 30, 2011, due to commencement of its commercialization in the fourth quarter of 2011.
In February 2012, the MaterniT21 LDT was rebranded under the name MaterniT21 PLUS LDT and the expanded test includes detection of increased representation of chromosome 18 and 13 material (associated with trisomy 18 and 13, respectively), in addition to chromosome 21 material (associated with trisomy 21). Revenues from our Molecular Diagnostics segment are generated primarily from customers located within the United States.

Product sales and services revenues from our Genetic Analysis segment were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues from our Genetic Analysis segment are generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
The following table sets forth our revenues and operating income (loss) from our Genetic Analysis and Molecular Diagnostics segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Genetic Analysis	$10,352	$11,362	$30,633	$34,929
Molecular Diagnostics	12,501	2,219	25,392	5,494
Total revenues	$22,853	$13,581	$56,025	$40,423
Operating (loss) income:
Genetic Analysis	$826	$2,091	$1,641	$6,858
Molecular Diagnostics	(19,753)	(13,539)	(54,643)	(34,235)
Unallocated	(10,793)	(6,810)	(30,287)	(24,959)
Total operating loss	$(29,720)	$(18,258)	$(83,289)	$(52,336)
In the third quarter of 2012, we changed the allocation of certain costs in our management reporting structure to allocate the costs of facilities, information technology, patient billing, and stock-based compensation to the respective segments. Segment performance assessment is based on a revenue and operating income (loss) basis exclusive of certain unallocated costs, including corporate general and administrative expenses, litigation expense, other indirect costs, and certain other adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities. No allocation of resources is done by our chief operating decision maker in consideration of discrete segment assets and we do not discretely allocate assets to our operating segments. Intersegment revenues and transfers are immaterial. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
For comparability, we have reclassified prior period segment operating income (loss) to reflect these changes adopted in the third quarter of 2012. These reclassifications only affect our segment reporting, and do not change our total consolidated revenues, operating loss, or net loss or our total segment revenues or total segment financial results. The reclassified prior periods are as follows (in thousands):

	Three months ended March 31,	Three months ended June 30,	Six months ended June 30,
	2012	2012	2012 *
Revenues:
Genetic Analysis	$10,140	$10,142	$20,281
Molecular Diagnostics	4,780	8,110	12,891
Total revenues	$14,920	$18,252	$33,172
Operating (loss) income:
Genetic Analysis	$806	$9	$815
Molecular Diagnostics	(16,469)	(18,421)	(34,890)
Unallocated	(8,665)	(10,829)	(19,494)
Total operating loss	$(24,328)	$(29,241)	$(53,569)
* Certain amounts do not cross-foot due to rounding.

	Three months ended March 31,	Three months ended June 30,	Six months ended June 30,
	2011	2011	2011
Revenues:
Genetic Analysis	$11,844	$11,731	$23,575
Molecular Diagnostics	1,666	1,601	3,267
Total revenues	$13,510	$13,332	$26,842
Operating (loss) income:
Genetic Analysis	$2,764	$2,003	$4,767
Molecular Diagnostics	(8,905)	(11,791)	(20,696)
Unallocated	(6,982)	(11,167)	(18,149)
Total operating loss	$(13,123)	$(20,955)	$(34,078)

5. Indebtedness
Convertible Notes
On September 17, 2012, we issued $130.0 million aggregate principal amount of Convertible Senior Notes, or the Convertible Notes, in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2013. Interest on the Convertible Notes accrues from September 17, 2012. The Convertible Notes will mature on October 1, 2017, unless earlier converted, redeemed or repurchased. The Convertible Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of our common stock. The Convertible Notes are initially convertible into a total of 28.1 million shares of common stock, which is equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of Convertible Notes, which would result in a maximum issuance of 35.8 million shares of common stock if all holders converted at the maximum conversion rate. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their Convertible Notes in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Notes).
We may not redeem the Convertible Notes prior to October 1, 2015. On and after October 1, 2015, we may redeem for cash all, but not less than all, of the Convertible Notes if the last reported sale price of the common stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which we deliver the notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if we call the Convertible Notes for redemption, a make-whole fundamental change will be deemed to occur. As a result, we will, in certain circumstances, increase the conversion rate for holders who convert their Convertible Notes after we deliver a notice of redemption and on or prior to the close of business on the third business day immediately preceding the relevant redemption date. Upon a fundamental change, subject to certain exceptions, the holders may require that we repurchase some or all of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
On September 17, 2012, we entered into an indenture with Wells Fargo Bank, National Association, as trustee, relating to the Convertible Notes. The Convertible Notes are senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, and will be senior in right of payment to any future indebtedness that is expressly subordinated to the Convertible Notes. The Convertible Notes will be effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities and commitments of our subsidiaries, including trade payables and any guarantees that they may provide with respect to any of our existing or future indebtedness.
Note Payable (Term Loan and Revolving Line of Credit)
In May 2011, we and our wholly-owned subsidiary Sequenom CMM entered into, and subsequently amended on September 10, 2012, a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, that allows for term loans of up to $20.0 million through August 31, 2012, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of our and Sequenom CMM's assets, except for intellectual property, and are subject to certain other exceptions. The Loan Agreement includes limitations on our ability to, among other things, incur debt, grant liens, make certain investments, make certain restricted payments such as dividend payments, and dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
Under the Loan Agreement, term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum (3.64% - 4.24% at September 30, 2012). The term loan borrowings are being repaid in 33 equal installments of principal, plus accrued interest commencing on September 1, 2012. The term loan requires a final payment of 3.5% of all advances made under the term loan, in addition to principal repayments, at the loan maturity date, which is May 1, 2015. Under this term loan we had borrowed $20.0 million and $15.0 million as of September 30, 2012 and December 31, 2011, respectively.
 Under the terms of the revolving credit facility, we may borrow up to $10 million based on a percentage of eligible accounts receivable, as defined in the Loan Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate equal to 1% over the U.S. prime rate, with principal due on May 31, 2014. We have the option to terminate the revolving credit facility prior to the loan maturity date and repay the outstanding balance in full. No amounts had been drawn under this credit line as of September 30, 2012.
At September 30, 2012 we were in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring us to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus our operating liquidity for the quarter.
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
7. Litigation
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., or Aria, in the United States District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis Innovation Limited, or Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Aria responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under United States patent laws. In March 2012 we filed a motion against Aria for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the order denying the preliminary injunction motion. Appellate briefs have been filed and the appeal is pending. We intend to vigorously defend against the judicial declaration sought by Aria in its complaint and intend to vigorously pursue our claims against Aria for damages and injunctive relief. In January 2012, we filed a separate complaint against defendant Aria in the United States District Court for the Southern District of California (the Southern District Complaint) alleging that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California.
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
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs ArcticDx, Inc., or ArcticDx, ArcticAx, Inc., or ArcticAx, and ArcticAx US Ltd. (together with ArcticDx and ArcticAx, collectively referred to as Arctic) in the United States District Court for the Eastern District of Texas, case no. 2:12-cv-00081-JRG-RSP. In the complaint (i) ArcticDx alleges that we and Sequenom CMM, by performing its RetnaGene AMD LDT to predict genetic predisposition to late-stage (wet) age-related macular degeneration (AMD), have and continue to directly infringe U.S. Patent No. 8,114,592, which ArcticDx has exclusively licensed from Cambridge Enterprise Limited and seeks unspecified damages and injunctive relief, (ii) Arctic seeks a judicial declaration that activities related to its Macula Risk genetic test for the indication of individuals with AMD do not directly or indirectly infringe any claim of U.S. Patent No. 8,053,190 (the '190 Patent), U.S. Patent No. 7,867,727 (the '727 Patent), U.S. Patent No. 7,695,909 (the '909 Patent), U.S. Patent No. 7,351,524 (the '524 Patent), and U.S. Patent No. 8,088,579 (the '579 Patent), all of which we have exclusively in-licensed from Optherion, Inc., and (iii) Arctic seeks a judicial declaration that the claims of the '190 Patent, the '727 Patent, the '909 Patent, the '524 Patent, and the '579 Patent (collectively the DJ Patents) are invalid for failure to comply with the requirements of the patent laws of the United States. In May 2012, we filed a motion to dismiss the declaratory judgment causes of action as to each of the DJ Patents for lack of case or controversy and a motion to transfer the case to the United States District Court for the Southern District of California. On November 8, 2012, we, Sequenom CMM, and Arctic entered into a confidential settlement agreement to dismiss the case with prejudice, and have submitted to the United District Court for the Eastern District of Texas a mutual consent judgment and request for dismissal of the case with prejudice. In the opinion of management, the terms of the settlement are immaterial with respect to our consolidated financial position, liquidity, and results of operations.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California. The individual defendants and we intend to vigorously defend ourselves against the claims advanced.

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
Stock Compensation Plans
In May 2006, our stockholders approved our 2006 equity incentive plan, or the 2006 Plan, as the successor to our 1999 stock option plan, or the 1999 Plan. On June 11, 2012, our stockholders approved an amendment to our 2006 Plan to increase the number of shares of our common stock available for issuance under such plan by 5,000,000 shares. As of September 30, 2012, the aggregate number of shares of common stock that could be issued under the 2006 Plan was 18,211,894, and includes the number of shares outstanding under the 1999 Plan that may terminate, be forfeited, or be repurchased and would otherwise have been returned to the share reserve under the 1999 Plan. At September 30, 2012, there were 5,882,212 shares available for future option grants under the 2006 Plan.
In February 2010, our Board of Directors approved a New-Hire Equity Incentive Plan, or the New-Hire Plan, with a total share reserve of 550,000 shares of common stock, as amended. Equity awards under the New-Hire Plan are eligible to be issued only to persons entering into employment with us and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of September 30, 2012, 324,200 equity awards had been issued under the New-Hire Plan and 225,800 shares remain available for future option grants under the New-Hire Plan.
In November 1999, we adopted the Employee Stock Purchase Plan, or ESPP with offerings under the ESPP beginning on the first business day in February and August each calendar year for a duration of six months. The ESPP limits stock purchases to (i) no more than 10,000 shares per individual per offering and (ii) no more than $25,000 per individual per calendar year. The price at which our common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.
During the purchase periods ended January 31, 2012 and 2011, a total of 149,444 shares and 81,350 shares, respectively, were purchased by and distributed to employees at an average price of $3.66 and $4.93 per share, respectively. The total intrinsic value of purchase rights exercised was $97,000 and $156,000 for the purchase periods ended January 31, 2012 and 2011, respectively.
During the purchase periods ended July 31, 2012 and 2011, a total of 217,821 shares and 72,549 shares, respectively, were purchased by and distributed to employees at an average price of $2.39 and $5.99 per share, respectively. The total intrinsic value of purchase rights exercised was $92,000 and $77,000 for the purchase periods ended July 31, 2012 and 2011, respectively.
For the three months ended September 30, 2012 and 2011, we recognized $145,000 and $97,000, respectively, as stock-based compensation expense related to the ESPP. For the nine months ended September 30, 2012 and 2011, we recognized $382,000 and $300,000, respectively, as stock-based compensation expense related to the ESPP. As of September 30, 2012, total unrecognized non-cash, compensation expense for non-vested purchase rights granted prior to that date was $185,000, with a remaining weighted-average amortization period of 4 months. As of September 30, 2012, we had reserved 380,356 shares of common stock for issuance under the ESPP.

Stock-Based Compensation Expense
The following are the weighted-average assumptions used with the BSM option-pricing model to determine the fair value estimates of stock option award grants and for stock purchased under the ESPP for the nine months ended September 30, 2012 and 2011:
Stock options

	Nine months ended September 30,
	2012	2011
Risk-free interest rate	1.7%	2.5%
Volatility	94.5%	99.1%
Dividend yield	—%	—%
Expected life (years)	7.6	7.6
Weighted-average fair value	$3.70	$5.78
ESPP

	Nine months ended September 30,
	2012	2011
Risk-free interest rate	0.14%	0.17%
Volatility	68.9%	99.1%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average fair value	$1.15	$2.99
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
Stock Options
A summary of the combined activity related to our stock option grant awards is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,846,413	$7.49
Granted	4,477,476	$4.53
Forfeitures and cancelled	(470,624)	$8.34
Exercised	(14,073)	$3.54
Outstanding at September 30, 2012	11,839,192	$6.34	7.7	$937,168
Options vested and exercisable at September 30, 2012	6,097,006	$7.35	6.3	$856,025
The aggregate intrinsic value of stock options exercised in the three months ended September 30, 2012 and 2011 was $1,000 and $8,000, respectively. Cash received from stock option exercises for the three months ended September 30, 2012 and

2011 was $5,000 and $10,000, respectively. The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2012 and 2011 was $11,000 and $524,000, respectively. Cash received from stock option exercises for the nine months ended September 30, 2012 and 2011 was $50,000 and $674,000, respectively. As of September 30, 2012, there was $19.1 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.
Restricted Stock
Restricted stock and restricted stock units are generally performance based awards, and vest upon achievement of defined performance targets. The following table summarizes activity related to our restricted stock units and awards:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	974,940	$4.65
Grants and awards	13,980	$4.49
Vested and released	(122,210)	$4.48
Forfeitures and cancelled	(51,788)	$4.06
Outstanding at September 30, 2012	814,922	$4.40
The fair value of restricted stock that vested in the three months ended September 30, 2012 and 2011 was $12,000 and $514,000, respectively. The fair value of restricted stock that vested in the nine months ended September 30, 2012 and 2011 was $582,000 and $737,000, respectively.
Warrants
In May 2011, pursuant to a license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of the Chinese University of Hong Kong, or CUHK) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock at the time of issuance of the warrant. As of September 30, 2012, the warrant had not been exercised and expires in May 2018.
In connection with an amendment to our lease for our corporate headquarters in San Diego, California in September 2005, we issued to the landlord a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share. As of September 30, 2012, the warrant had not been exercised and expires in October 2015.
9. Savings and Pension Plans
We have a 401(k) savings plan covering most United States employees. In the United Kingdom we make contributions to defined contribution pension plans. Under these plans, individual employees may make contributions to the plan, which can be matched by us in an amount determined by our Board of Directors or as determined by local statutes. As of September 30, 2012, we have not made any matching contributions.

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
Overview
We are a molecular diagnostics testing and genetics analysis company committed to providing molecular diagnostics testing services, research use only products, services and applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock. Our development and commercialization efforts in various diagnostic areas include noninvasive women's health-related and prenatal diagnostics, ophthalmology, oncology, and other medical conditions such as infectious diseases and autoimmunity.
We have continued to see growth in our diagnostic services test volumes, with increases attributable in particular to the MaterniT21 PLUS LDT since its product launch in October 2011. Our diagnostic testing services revenues continue to be recognized on a cash basis, until we can reliably estimate the amount that would be ultimately collected for each of our LDTs. Additionally, we continue to invest in our diagnostic services infrastructure to support and expand our operations to effectively meet increasing demand for our laboratory developed tests.
Operating Segments
We operate our business on the basis of two reportable segments, Molecular Diagnostics (Sequenom CMM) and Genetic Analysis. A further description of the operations of these segments is below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Genetic Analysis (% of revenues)	45%	84%	55%	86%
Molecular Diagnostics (% of revenues)	55%	16%	45%	14%
Total revenues	100%	100%	100%	100%
Revenues from our Molecular Diagnostics segment were primarily derived from providing diagnostic testing services for Sequenom CMM's MaterniT21 PLUS LDT, SensiGene CF LDT, SensiGene RHD LDT, and RetnaGene AMD LDT for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011 revenues from our Molecular Diagnostics segment were primarily derived from providing diagnostic testing services for Sequenom CMM's SensiGene CF LDT, and to a much lesser extent the SensiGene RHD LDT and the RetnaGene AMD LDT. There were no revenues related to the MaterniT21 PLUS LDT in the three and nine months ended September 30, 2011 due to commencement of its commercialization in the fourth quarter of 2011.
Diagnostic services revenues have been recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors and limited collections experience. We generally bill third-party payors upon generation and delivery of test results to the ordering physician. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier in the form of co-pays and deductibles and we bill the patient directly for these amounts. Some payors may not cover our testing services as ordered by the physician under their reimbursement policies. Consequently, we pursue reimbursement on a case-by-case basis. We recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for each of our LDTs.
In February 2012, the MaterniT21 LDT was rebranded under the name MaterniT21 PLUS LDT and the expanded test includes detection of increased representation of chromosome 18 and 13 material (associated with trisomy 18 and 13, respectively), in addition to chromosome 21 material (associated with trisomy 21). Revenues for Molecular Diagnostics are generated primarily from customers located within the United States.

Product sales and services revenues for the Genetic Analysis segment were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues for the Genetic Analysis segment are generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
The following table sets forth our revenues and operating income (loss) from our Genetic Analysis and Molecular Diagnostics segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Genetic Analysis	$10,352	$11,362	$30,633	$34,929
Molecular Diagnostics	12,501	2,219	25,392	5,494
Total revenues	$22,853	$13,581	$56,025	$40,423
Operating (loss) income:
Genetic Analysis	$826	$2,091	$1,641	$6,858
Molecular Diagnostics	(19,753)	(13,539)	(54,643)	(34,235)
Unallocated	(10,793)	(6,810)	(30,287)	(24,959)
Total operating loss	$(29,720)	$(18,258)	$(83,289)	$(52,336)
In the third quarter of 2012, we changed the allocation of certain costs in our management reporting structure to allocate the costs of facilities, information technology, patient billing, and stock-based compensation to the respective segments. Segment performance assessment is based on a revenue and operating income (loss) basis exclusive of certain unallocated costs, including corporate general and administrative expenses, litigation expense, other indirect costs, and certain other adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities. No allocation of resources is done by our chief operating decision maker in consideration of discrete segment assets and we do not discretely allocate assets to our operating segments. Intersegment revenues and transfers are immaterial. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
For comparability, we have reclassified prior period segment operating income (loss) to reflect these changes adopted in the third quarter of 2012. These reclassifications only affect our segment reporting, and do not change our total consolidated revenues, operating loss, or net loss or our total segment revenues or total segment financial results. The reclassified prior periods are as follows (in thousands):

	Three months ended March 31,	Three months ended June 30,	Six months ended June 30,
	2012	2012	2012 *
Revenues:
Genetic Analysis	$10,140	$10,142	$20,281
Molecular Diagnostics	4,780	8,110	12,891
Total revenues	$14,920	$18,252	$33,172
Operating (loss) income:
Genetic Analysis	$806	$9	$815
Molecular Diagnostics	(16,469)	(18,421)	(34,890)
Unallocated	(8,665)	(10,829)	(19,494)
Total operating loss	$(24,328)	$(29,241)	$(53,569)
* Certain amounts do not cross-foot due to rounding.

	Three months ended March 31,	Three months ended June 30,	Six months ended June 30,
	2011	2011	2011
Revenues:
Genetic Analysis	$11,844	$11,731	$23,575
Molecular Diagnostics	1,666	1,601	3,267
Total revenues	$13,510	$13,332	$26,842
Operating (loss) income:
Genetic Analysis	$2,764	$2,003	$4,767
Molecular Diagnostics	(8,905)	(11,791)	(20,696)
Unallocated	(6,982)	(11,167)	(18,149)
Total operating loss	$(13,123)	$(20,955)	$(34,078)
Molecular Diagnostics and SEQureDx Technology
Sequenom, Inc.
We are committed to researching, developing, and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders, and diseases, women's health-related disorders and diseases, ophthalmology, oncology, and other medical conditions such as infectious diseases and autoimmunity. Currently, we are primarily focused on developing and commercializing prenatal diagnostic tests using our foundational, patent-protected, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology, which we in-license from Isis Innovation Limited, or Isis. This technology uses a maternal blood sample for a prenatal diagnosis or risk assessment in order to provide reliable information about the presence, amount, or absence of fetal genetic material in early pregnancy. We have branded our technology for prenatal diagnostics under the trademark SEQureDx. Our efforts in molecular diagnostics are focused on developing noninvasive in vitro diagnostic tests using our proprietary MassARRAY system and/or nucleic acid sequencing platforms currently provided by Illumina, Inc., and other vendors. We plan to execute the development, validation, and other activities necessary to file submissions with the U.S. Food and Drug Administration, or FDA, seeking clearance or approval for commercialization in the United States of certain of our in vitro diagnostic tests where we believe it will afford us competitive advantages to do so, such as providing us with the flexibility to sell the tests as FDA cleared in vitro diagnostic, or IVD, kits to other laboratories, and an alternative in the event the FDA decides to exercise its enforcement jurisdictional authority with respect to regulation of laboratory developed tests as in vitro diagnostics. Historically, the FDA has exercised enforcement discretion and exempted from regulation LDTs, but the FDA has stated that additional regulation of LDTs may be warranted. In 2010 we submitted a pre-investigational device exemption submission and supplemental submissions in 2011 and 2012 to the FDA for an in vitro diagnostic test for fetal chromosome 21 aneuploidy, such as trisomy 21, and have met with the FDA to discuss our proposed preclinical and clinical study designs. Patient enrollment has been initiated for this clinical study.
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
We have invested substantially in Sequenom CMM's information technology infrastructure to enhance the ability to track samples and provide electronic ordering and reporting and have put in place sample collection and transportation logistics that can be scaled as demand for Sequenom CMM's molecular diagnostic testing services increases. Currently, we offer pricing on our diagnostic testing services that address the following general parameters: for insured patients, the payor is being billed at the full list price, with the patients having certain out-of-pocket expenses, and any outstanding amounts being pursued from the payor, not the patient, on appeal. Uninsured patients are billed using a separately maintained price list. Sequenom CMM operates primarily as an out-of-network laboratory provider with most private insurance companies. We are working with many insurers and network providers to become a contracted laboratory provider. We expect the adoption of our tests by insurers to vary as well as the amounts received from our billing to fluctuate until we are able to establish a sufficient number of contracts or meaningful payment histories with third-party payors.
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
During the first nine months of 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011
Comparison of Three Months Ended September 30, 2012 and 2011
Revenues
Genetic analysis product sales and services revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues for genetic analysis products and services are generated from customers primarily located in North America, and customers and distributors located in Europe and Asia.
Diagnostic services revenues were primarily derived from payments for providing diagnostic testing services for Sequenom CMM's LDTs and are primarily recognized upon cash collection as payments are received. Each test we perform relates to a specimen received from an encounter with a patient, and received by us on a specific date. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. The following table presents the total number of our accessions:

	Three months ended September 30,		Change	% Change
	2012	2011
Total accessions (for all Sequenom CMM tests)	25,824	6,145	19,679	320%
There were no collections from providing diagnostic testing services for Sequenom CMM's MaterniT21 PLUS LDT in the three months ended September 30, 2011 due to commencement of its commercialization in the fourth quarter of 2011. Revenues for diagnostic services are generated primarily from customers located within the United States.

	Three months ended September 30,		$ Change	% Change
	2012	2011
Genetic analysis product sales and services (in thousands)	$10,352	$11,362	$(1,010)	(9)%
Diagnostic services (in thousands)	12,501	2,219	10,282	463%
Total revenues	$22,853	$13,581	$9,272	68%

The decrease in our genetic analysis product sales and services revenues was primarily attributable to a decrease in consumables orders from our customers in the translational research and agricultural biology markets against the comparative period, resulting in a decrease of consumables revenues to $5.1 million from $6.3 million during the three months ended September 30, 2012 and 2011, respectively. Contract research services also decreased to $669,000 from $1.0 million during the three months ended September 30, 2012 and 2011, respectively. These decreases were partially offset by an increase in system sales, including recognition of extended warranty maintenance contracts, to $4.6 million from $4.1 million, resulting from an increase in both the number and the average selling price of MassARRAY systems sold during the three months ended September 30, 2012, as compared to the same period in 2011.
The increase in our diagnostic services revenues is attributable to an increase in the number of tests collected on during the three months ended September 30, 2012, compared to the same period in 2011, as our testing volume and related cash collections have increased as a result of the commercialization of the MaterniT21 PLUS LDT in the fourth quarter of 2011.
Domestic and non-U.S. revenues were $15.9 million and $7.0 million, respectively, for the three months ended September 30, 2012, and $6.4 million and $7.2 million, respectively, for the three months ended September 30, 2011.
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
Cost of genetic analysis product sales and services for the three months ended September 30, 2012 and 2011 were $3.0 million and $3.5 million, respectively.

Costs of diagnostic services are recognized upon providing test results to ordering physicians and were $13.8 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively. The costs increased due to the significant increase in the number of tests performed in 2012 compared to the same period in 2011, as a result of the launch of the MaterniT21 LDT in the fourth quarter of 2011.

	Three months ended September 30,		$ Change	% Change
Gross Margins:	2012	2011
Genetic Analysis (in thousands)	$7,342	$7,861	$(519)	(7)%
Genetic Analysis (% of revenues)	71%	69%
Molecular Diagnostics (in thousands)	$(1,335)	$261	$(1,596)	(611)%
Molecular Diagnostics (% of revenues)	(11)%	12%
Total gross margin (in thousands)	$6,007	$8,122	$(2,115)	(26)%
Total gross margin (% of revenues)	26%	60%
Gross margin for our Genetic Analysis segment will fluctuate on a quarterly basis and be affected by, among other things, the selling price for MassARRAY systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies.
Gross margin for our Molecular Diagnostics segment will be affected by the adoption rates of our diagnostic tests, the levels of reimbursement, and payor and other contracts we may enter into for our tests. The decrease in gross margin is due to higher laboratory costs as test volumes increase. Due to revenues being recognized when cash is received, costs incurred in one period include costs related to revenues recognized in a later period. Gross margin on diagnostic tests was affected by increased test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and the increase in headcount and laboratory operational costs to support increased production capacity for diagnostic testing. Collection for our tests may be delayed by third-party payors while we seek to establish contracts with many of the payors.
Selling and marketing expenses
Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Three months ended September 30,		$ Change	% Change
	2012	2011
Selling and marketing (in thousands)	$12,358	$8,276	$4,082	49%
Selling and marketing (% of revenues)	54%	61%
The increase in selling and marketing expenses for the three months ended September 30, 2012, compared to the same period in 2011 is primarily related to increased headcount to support our diagnostic services operations resulting in higher compensation and labor related costs of $2.2 million, increased travel and equipment expenses of $1.2 million related to increased headcount of our diagnostic services sales force, and $0.7 million of facilities and other business expenses related to the increase in headcount; partially offset by a decrease of $0.3 million in consulting relating to market research incurred prior to the launch of the MaterniT21 PLUS LDT.

Research and development expenses
Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research contracts.

	Three months ended September 30,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$13,243	$12,643	$600	5%
Research and development (% of revenues)	58%	93%
The increase in research and development expenses for the three months ended September 30, 2012, as compared to the same period in 2011, was primarily related to facilities and other business expenses of $0.8 million related to the development of a new laboratory, increased supplies expense of $0.5 million to support laboratory operations, and increased consulting costs of $0.2 million; partially offset by a $0.6 million decrease in clinical study costs due to completion of certain studies and $0.4 million of decreased compensation and labor related expenses as certain headcount were assigned to support operations (costs of sales and services) in 2012.
General and administrative expenses
General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Three months ended September 30,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$10,126	$5,461	$4,665	85%
General and administrative (% of revenues)	44%	40%
The increase in general and administrative expenses for the three months ended September 30, 2012, as compared to the same period in 2011, was primarily related to increased legal costs of $3.2 million, mainly associated with patent litigation, increased headcount to support our operations resulting in higher compensation and labor related costs of $1.1 million, increased third-party billing and consulting costs of $0.3 million, and $0.1 million of travel and other business expenses; partially offset by a decrease of $0.3 million in facilities and other expenses.
Interest Income
Interest income was $14,000 and $38,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease was attributable to decline in interest rates and the mix of our investment portfolios between cash, cash equivalents, and marketable securities balances during the three months ended September 30, 2012, as compared to the same period in 2011.

Interest Expense
Interest expense was $544,000 and $120,000 for the three months ended September 30, 2012 and 2011, respectively. The increase was attributable to increased balances on our term loan debt and the issuance of convertible senior notes in September 2012.
Gain on Marketable Securities
Gain on marketable securities was $0 and $40,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease was attributable to the mix of our investments and holding those investments until maturity.
Other Income, net
Other income, net, was $44,000 and $18,000 for the three months ended September 30, 2012 and 2011, respectively. The increase was primarily due to an increase in the current period of $30,000 in income from foreign currency exchanges and $14,000 in gain on sale of assets and other miscellaneous items, compared to a loss from foreign currency exchanges of $87,000 and nonrecurring income of $105,000 in landlord reimbursements related to property loss for the three months ended September 30, 2011.

Income Tax Expense
The provision for income taxes was an expense of $20,000 and $90,000 for the three months ended September 30, 2012 and 2011, respectively. The income tax expense for each period was primarily due to statutory tax liabilities resulting from our state and foreign operations.

Comparison of Nine Months Ended September 30, 2012 and 2011
Revenues
Genetic analysis product sales and services revenues were derived from sales of consumables, including our SpectroCHIP arrays used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues for genetic analysis products and services are generated from customers primarily located in North America, and customers and distributors located in Europe and Asia.
Diagnostic services revenues were primarily derived from payments for providing diagnostic testing services for Sequenom CMM's LDTs and are primarily recognized upon cash collection as payments are received. Each test we perform relates to a specimen received from an encounter with a patient, and received by us on a specific date. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. The following table presents the total number of our accessions:

	Nine months ended September 30,		Change	% Change
	2012	2011
Total accessions (for all Sequenom CMM tests)	59,110	15,116	43,994	291%
There were no collections from providing diagnostic testing services for Sequenom CMM's MaterniT21 PLUS LDT in the three months ended September 30, 2011 due to commencement of its commercialization in the fourth quarter of 2011. Revenues for diagnostic services are generated primarily from customers located within the United States.

	Nine months ended September 30,		$ Change	% Change
	2012	2011
Genetic analysis product sales and services (in thousands)	$30,633	$34,929	$(4,296)	(12)%
Diagnostic services (in thousands)	25,392	5,494	19,898	362%
Total revenues	$56,025	$40,423	$15,602	39%

The decrease in our genetic analysis product sales and services revenues was primarily attributable to a decrease in MassARRAY system sales, including recognition of extended warranty maintenance contracts, to $13.5 million from $15.0 million resulting from fewer MassARRAY systems sold during the nine months ended September 30, 2012, partially offset by an increase in the average selling price, as compared to the same period in 2011. Consumables orders from our customers in the translational research and agricultural biology markets decreased against the comparative period, resulting in a decrease of consumables revenues to $15.6 million from $17.7 million during the nine months ended September 30, 2012 and 2011, respectively. Additionally, contract research services decreased to $1.6 million from $2.2 million during the nine months ended September 30, 2012 and 2011, respectively.
The increase in our diagnostic services revenue was attributable to the introduction of Sequenom CMM's RetnaGene AMD LDT and MaterniT21 PLUS LDT in the second and fourth quarters of 2011, respectively, and an increase in the number of SensiGene CF and SensiGene RHD tests collected on during the nine months ended September 30, 2012, compared to the same period in 2011, as our testing volume and related cash collections have increased.
Domestic and non-U.S. revenues were $36.2 million and $19.8 million, respectively, for the nine months ended September 30, 2012, and $18.9 million and $21.5 million, respectively, for the nine months ended September 30, 2011.
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
Cost of genetic analysis product sales and services for the nine months ended September 30, 2012 and 2011 were $8.6 million and $10.3 million, respectively.

Costs of diagnostic services are recognized upon providing test results to ordering physicians and were $30.1 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively. The costs increased due to the significant increase in the number of tests performed in 2012 compared to the same period in 2011, as a result of the launch of the MaterniT21 LDT in the fourth quarter of 2011.

	Nine months ended September 30,		$ Change	% Change
Gross Margins:	2012	2011
Genetic Analysis (in thousands)	$22,052	$24,655	$(2,603)	(11)%
Genetic Analysis (% of revenues)	72%	71%
Molecular Diagnostics (in thousands)	$(4,722)	$780	$(5,502)	(705)%
Molecular Diagnostics (% of revenues)	(19)%	14%
Total Gross margin (in thousands)	$17,330	$25,435	$(8,105)	(32)%
Total Gross margin (% of revenues)	31%	63%
Gross margin for our Genetic Analysis segment will fluctuate on a quarterly basis and be affected by, among other things, the selling price for MassARRAY systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as the cost of goods sold, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies.
Gross margin for our Molecular Diagnostics segment will be affected by the adoption rates of our diagnostic tests, the levels of reimbursement, and payor and other contracts we may enter into for our tests. The decrease in gross margin is due to higher laboratory costs as test volumes increase. Due to revenues being recognized when cash is received, costs incurred in one period includes costs related to revenues recognized in a later period. Gross margin on diagnostic tests was affected by increased test volumes, cash collected during the period, overall reimbursement for the amount paid per test, and the increase in headcount and laboratory operational costs to support increased production capacity for diagnostic testing.
Selling and marketing expenses
Selling and marketing expenses consisted primarily of salaries and related expenses for sales and marketing, customer support, and business development personnel and their related department expenses.

	Nine months ended September 30,		$ Change	% Change
	2012	2011
Selling and marketing (in thousands)	$33,418	$22,014	$11,404	52%
Selling and marketing (% of revenues)	60%	54%
The increase in selling and marketing expenses for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily related to increased headcount to support our diagnostic services operations resulting in higher compensation and labor related costs of $6.2 million, increased travel and equipment expenses of $2.5 million related to increased headcount of our diagnostic sales force, increased facilities and other expenses of $1.8 million related to the increase in headcount, and increased third-party marketing of $1.0 million attributable to promoting the MaterniT21 PLUS LDT; partially offset by a decrease of $0.4 million in consulting relating to market research incurred prior to the launch of the MaterniT21 PLUS LDT.

Research and development expenses
Research and development expenses consisted primarily of salaries and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research contracts.

	Nine months ended September 30,		$ Change	% Change
	2012	2011
Research and development (in thousands)	$39,776	$40,420	$(644)	(2)%
Research and development (% of revenues)	71%	100%
The decrease in research and development expenses for the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily related to a $5.5 million decrease in research-related intellectual property licensing and collaboration costs, a decrease of $1.4 million in clinical study costs due to completion of certain studies, and a decrease of $0.1 million in compensation and labor related costs; partially offset by increased supplies expense of $3.3 million to support laboratory operations, an increase of $2.7 million in facilities and other business expenses, and $0.4 million of travel expenses.
General and administrative expenses
General and administrative expenses consisted primarily of salaries and related expenses for executive, legal, finance, information technology, and human resource personnel, and their related department expenses.

	Nine months ended September 30,		$ Change	% Change
	2012	2011
General and administrative (in thousands)	$27,425	$15,337	$12,088	79%
General and administrative (% of revenues)	49%	38%
The increase in general and administrative expenses for the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily related to increased legal costs of $8.0 million, mainly associated with patent litigation, increased headcount to support our operations resulting in higher compensation and other labor related costs of $3.2 million, increased third-party billing costs of $0.7 million, an increase of $0.7 million in audit, tax, and insurance costs, increased travel expenses of $0.2 million, and an increase of $0.2 million in miscellaneous business supplies expense; partially offset by a decrease of $1.1 million in facilities costs that are now used in operations (cost of sales).
Interest Income
Interest income was $58,000 and $43,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase was attributable to the overall increase and mix of our investment portfolios between cash, cash equivalents, and marketable securities balances during the nine months ended September 30, 2012, as compared to the same period in 2011.

Interest Expense
Interest expense was $1.0 million and $165,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase was attributable to increased balances on our term loan debt and issuance of our convertible notes in September 2012.
Gain on Marketable Securities
Gain on marketable securities was $0 and $42,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease was attributable to the mix of our investments and holding those investments until maturity.
Other (Expense) Income, net
Other (expense) income, net, was an expense of $1,000 and income of $489,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to losses on foreign currency exchange of $25,000 partially offset by a gain on sales of assets and other miscellaneous income of $24,000 during the nine months ended September 30, 2012 compared to nonrecurring income in the prior period of $244,000 related to a U.S. Government grant, $105,000 related to landlord reimbursements related to property loss, $100,000 gain on disposal of assets, and a gain of $40,000 in income from foreign currency exchanges and other miscellaneous items.

Income Tax Expense
The provision for income taxes was an expense of $42,000 and $53,000 for the nine months ended September 30, 2012 and 2011, respectively. The income tax expense in each period was primarily due to statutory tax liabilities resulting from our state and foreign operations.

Liquidity and Capital Resources
As of September 30, 2012, cash, cash equivalents, and current marketable securities totaled $193.4 million, compared to $84.2 million at December 31, 2011. Our cash equivalents and current marketable securities are held in a variety of securities that are represented by issuances from the U.S. Government, repurchase agreements collateralized by U.S. Government securities that have ratings of AA, or are fully guaranteed by the U.S. Government.
We have a history of recurring losses from operations and had an accumulated deficit of $876.6 million as of September 30, 2012. Our capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. We expect to incur significant expenses associated with patent litigation for at least the remainder of 2012 and for 2013. As of September 30, 2012 and December 31, 2011, we had working capital of $175.5 million and $74.5 million, respectively.
On September 17, 2012, we issued $130.0 million aggregate principal amount of convertible senior notes, or Convertible Notes, in a private offering to qualified institutional buyers in reliance on Rule 144A under the Security Act of 1933, as amended. The Convertible Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2013. Interest on the Convertible Notes accrues from September 17, 2012. The Convertible Notes will mature on October 1, 2017, unless earlier converted, redeemed, or repurchased. Debt issuance costs of approximately $5.2 million, primarily comprised of underwriting, legal, accounting, and other professional fees, are recorded in other assets and are being amortized to interest expense over the five-year term of the Convertible Notes.
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
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, sales volumes of our genetic analysis products and services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities and collections for our commercialized tests and product sales and services. Cash used in operations for the nine months ended September 30, 2012, was $63.7 million, compared to $38.4 million for the nine months ended September 30, 2011. Our use of cash was primarily a result of the net loss of $84.3 million for the nine months ended September 30, 2012, adjusted for non-cash items, including stock-based compensation of $9.2 million, and depreciation and amortization of $7.9 million. The changes in our operating assets and liabilities consisted of higher accounts payable, accrued expenses, deferred rent, and other liabilities balances, which provided cash of $8.0 million; partially offset by higher accounts receivable and inventory balances and a lower deferred revenue balance that resulted in a cash provision of $4.8 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow until reimbursement for our tests is established with the majority of third-party payors.
Investing activities, other than the net changes in our current marketable securities and restricted cash that provided $41.7 million, consisted of purchases for capital equipment, leasehold improvements, and intangible assets that used $15.5 million in cash during the nine months ended September 30, 2012, compared to $8.0 million for the same period in 2011.
Net cash provided by financing activities was $188.5 million during the nine months ended September 30, 2012, compared to $11.7 million for the same period in 2011. Financing activities during the nine months ended September 30, 2012, included net proceeds of $124.8 million from our issuance of $130.0 million in Convertible Notes, net proceeds of $58.2 million from our underwritten public offering, proceeds from drawing on our term loan of $5.0 million, and $1.1 million from the exercise of stock options and employee contributions under our employee stock purchase plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Marketable Securities and Fair Value Measurements
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and interest rates later rise, the fair value of the principal amount of our investment will probably decline. To minimize this risk our current investment policy requires us to maintain our portfolio of cash equivalents and marketable securities in a variety of securities that are represented by issuances from the U.S. Government, repurchase agreements collateralized by U.S. Government securities that have ratings of AA or are fully guaranteed by the U.S. Government. Our investment policy also includes a minimum quality rating for all new investments and the overall amount that may be invested in a single security. If an investment we hold declines below this level, we research the reasons for the decline and determine if we should continue to hold the investment in order to minimize our exposure to market risk of the investment.
The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of September 30, 2012 and December 31, 2011, all of our investments in marketable securities were classified as available-for-sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders' equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.
Foreign currency rate fluctuations
We have foreign operations whose functional currencies are the Great British Pound (GBP), the Japanese Yen (Yen), and the Euro (EUR). The subsidiaries' accounts are translated from the relevant functional currency to the United States Dollar (USD) using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are reported as a component of accumulated other comprehensive income in stockholders' equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the USD.
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

	As of September 30, 2012
Functional currency	Net foreign monetary assets
of operations	AUD	EUR
USD	$571,000	$648,000
A movement of 10% in the USD to AUD exchange rate would create an unrealized gain or loss of $57,000. A movement of 10% in the USD dollar to EUR exchange rate would create an unrealized gain or loss of $65,000. We do not believe that a movement in the exchange rate between the USD and the GBP, the Yen, or any other foreign currencies, to which we are exposed, respectively, would have a material impact on our business or operating results during the periods presented. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the three and nine months ended September 30, 2012. We had no deferred gains or losses during the period covered.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required to attain significant commercial success for the MaterniT21 PLUS LDT, to expand our geographic presence, and to successfully commercialize any other diagnostic tests it may develop. In order to increase sales of the MaterniT21 PLUS LDT, Sequenom CMM may continue to:

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
Sequenom CMM has limited experience in selling and marketing the MaterniT21 PLUS LDT. Sequenom CMM may need to hire additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. We face competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If Sequenom CMM is unable to hire and retain qualified sales and marketing personnel, our business will suffer. If we are not able to successfully implement our marketing, sales, reimbursement, and commercialization strategies, Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS LDT, or successfully commercialize any future LDTs that it may develop.
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
*We may not be able to generate significant revenues from noninvasive prenatal diagnostic tests, including the MaterniT21 PLUS LDT, or any other tests we may develop.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM LDTs, including the MaterniT21 PLUS LDT. Sequenom CMM has committed significant research and development resources for the development and validation of LDTs and Sequenom has likewise invested significant research and development resources for its products and services. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services that it has launched, including the MaterniT21 PLUS LDT, or plans to launch in the future. In September 2009, Sequenom CMM launched a testing service for cystic fibrosis carrier screening. In early 2010, Sequenom CMM launched a testing service for noninvasive prenatal Rhesus D genotyping. In the second quarter of 2011, Sequenom CMM launched a testing service for assessment of risk for developing wet AMD. In October 2011, Sequenom CMM launched a testing service for the noninvasive prenatal detection of fetal aneuploidy, now branded as the MaterniT21 PLUS LDT. However, there is no guarantee that Sequenom CMM will be able to successfully launch other diagnostic testing services on anticipated timelines. We have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for diagnostic tests. If we, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate revenues from the sale of such tests or Sequenom CMM's testing services. Even if we are able to develop noninvasive prenatal diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate significant revenues from the sale of such tests or testing services, including the following:

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

•	Sequenom CMM's success in providing its diagnostic testing services, including the MaterniT21 PLUS LDT, and the level of reimbursement and collection obtained for these tests;

•	our success in manufacturing, marketing and selling the MassARRAY system;

•	the pricing of our products and services and those of our competitors;

•	the amount, if any, to pay royalties to third-parties in connection with the sale of our tests;

•	our success in collecting payments from customers and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•	the timing and cost of any new product or service offerings by us;

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
*Our increased leverage as a result of our issuance of the Convertible Notes may harm our financial condition and results of operations.
Our total consolidated long-term debt as of September 30, 2012, which includes the Convertible Notes, was $142.4 million and represented approximately 65% of our total capitalization as of that date.
Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the Convertible Notes and our other outstanding debt;

•
resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our indebtedness becoming immediately due and payable;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;

•
place us at a competitive disadvantage compared to our competitors that have less indebtedness or are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and

•	limit our ability to obtain additional financing.
Each of these factors may have a material and adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Convertible Notes and our other indebtedness.
*We may not be able to generate enough cash flow from our operations to service our indebtedness.
We have a significant amount of indebtedness. In September 2012, we completed the sale of $130.0 million of our 5.00% Convertible Notes due 2017. Our ability to make payments on, and to refinance, our indebtedness, including the Convertible Notes, and to fund planned commercialization efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. Historically, our business has generated losses and we may never become profitable. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it would increase our interest expense, leverage and operating and financial costs. In addition, the terms of the indenture governing the Convertible Notes restricts our ability to incur additional debt, and the agreements governing our other existing or future indebtedness may restrict us from adopting any of these alternatives. We may not be able to execute any of these actions on commercially reasonable terms or at all.
The Convertible Notes also include a provision whereby upon a “fundamental change”, which is defined in the indenture related to the Convertible Notes, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. We may not have sufficient funds to pay the interest or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. These agreements may also make our repurchase of Convertible Notes an event of default under the agreements.
If we fail to make any required payments under our indebtedness, or otherwise breach the terms of our indebtedness, including the Convertible Notes, all or a substantial portion of our indebtedness could be subject to acceleration. In such a situation, it is unlikely we would be able to repay the accelerated debt, which would have a material adverse impact on our business, results of operations and financial condition.
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
Our cash, cash equivalents, and current marketable securities were $193.4 million as of September 30, 2012. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections for our commercialized tests and products sales and services will be sufficient to fund our operating expenses and capital requirements through at least the next twelve months. Sequenom CMM is continuing to expand its operations following commercialization of the MaterniT21 PLUS LDT and its research and development activities related to improvements to current tests and expansion of its diagnostic testing menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required for it to attain significant commercial success for the MaterniT21 PLUS LDT. If we or Sequenom CMM are not able to successfully implement our marketing, sales and commercialization strategies, we and Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS LDT or successfully commercialize any future LDTs or diagnostic tests that we may develop. Additionally, in order to execute our molecular diagnostic research and development activities, we need to collect a large number of patient samples in a timely manner. If we do not make sufficient research and development progress, this could adversely impact our ability to raise significant additional funds, which could adversely impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
We may need to raise additional funds in the future to support expanding commercialization of the MaterniT21 PLUS LDT and continued development and commercialization of our molecular diagnostic technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional funds due to a variety of factors, including our financial condition, the status of our commercialization efforts and our research and development programs, the status of ongoing litigation and the status and scope of our patent rights, and the general condition of the financial markets. If we fail to raise additional funds, we may have to cease or reduce our commercialization efforts, delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.
The amount of additional funds we may need depends on many factors, including:

•	the size of our future operating losses;

•	our success in selling our MassARRAY system, ancillary reagents, software and services;

•	Sequenom CMM's success selling and marketing the MaterniT21 PLUS LDT and the level of reimbursement and collections from third-party payors;

•
Sequenom CMM's success in generating revenues from its testing services for cystic fibrosis carrier screening, fetal Rhesus D genotyping, and age-related macular degeneration, or AMD, and the level of collections and reimbursement for these and future tests;

•	the terms and conditions of sales contracts, including extended payment terms;

•	the level of our selling, general, and administrative expenses;

•	our obligation, if any, to pay royalties to third-parties in connection with the sale of our tests;

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
Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 22% and 28% of our total revenues for the three and nine months ended September 30, 2012, compared to 46% and 44% for the three and nine months ended September 30, 2011. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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
In addition, we received correspondence from the FDA, in a letter dated August 29, 2012, which requested clarification from us on the differences between our SEQureDx Trisomy 21 Test, for which we had requested the FDA’s feedback on studies needed to support premarket approval, and the currently marketed MaterniT21 PLUS LDT. The letter also requested a response as to why we believe that our MaterniT21 test does not require FDA clearance or approval. We responded to the FDA, by a letter dated September 3, 2012, which focused on the MaterniT21 test meeting the definition of an LDT subject to FDA’s enforcement discretion policy regarding LDTs and the distinction between the MaterniT21 PLUS LDT and the SEQureDx Trisomy 21 Test subject to FDA review as an in vitro diagnostic test for use by multiple laboratories. Further, we stated that the MaterniT21 PLUS LDT was developed and is commercialized by our wholly-owned subsidiary, Sequenom CMM, and is offered as a testing service to ordering physicians solely by Sequenom CMM, Sequenom CMM has adhered to all requirements for commercialization of the MaterniT21 PLUS LDT, including verification, analytical validation and clinical validation for its intended use, and Sequenom CMM is accredited by CAP and certified as a “high complexity” laboratory under CLIA subject to on-going inspection under CLIA. We held a follow up discussion with the FDA on the matter, the FDA requested additional information, and we continue to cooperate with the FDA. Although we believe that we have adequately addressed the questions raised in the FDA’s letter, we have no assurance that the FDA will agree with our responses or of the outcome of our follow up discussions with the FDA on this topic, or that the FDA will not take further action in connection with this matter that could include, among other things, a requirement that we cease offering the MaterniT21 test as an LDT without premarket approval.
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
Our success will depend on our ability to obtain and protect patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies, including United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes. Our patent applications or those of our licensors may not result in the issue of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions and reexaminations or in litigation seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including the MaterniT21 PLUS LDT. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata Health, Inc., or Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of United States Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of the United States Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the United States. In addition, Ariosa Diagnostics, Inc. has sought to invalidate certain claims of United States Patent No. 6,258,540 through a petition for inter parties review under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the United States Patent and Trademark office. As a result, our patents or those of our licensors, including United States Patent No. 6,258,540, could be narrowed or invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents. The MaterniT21 PLUS LDT uses a sequencing platform instead of our proprietary MassARRAY system. While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform and we are also the licensee of a patent application that contains claims regarding the use of sequencing in prenatal diagnostics, we are also aware of other patent applications and patents owned or licensed by Verinata Health, Inc. that contain the same claims and similar claims. The issuance by the U.S. Patent and Trademark Office of a patent or the allowance of patent claims with respect to any of these applications could result in an interference proceeding, which would be expensive and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS LDT.
Also, in the Verinata complaint, Verinata and co-plaintiff Stanford University have alleged our infringement of United States Patent Nos. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing” and 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” that include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. Challenging the validity of the '017 and '018 and '415 patents and defending against claims of infringement of those patents, or if we are forced to defend against any other asserted intellectual property right, is costly and diverts management's attention and resources. As a result of this lawsuit, we may have to develop costly alternative technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
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
Additionally, Sequenom CMM commercialized the MaterniT21 PLUS LDT in the fourth quarter of 2011. We may be unable to accurately predict quarterly revenues relating to the MaterniT21 PLUS LDT due to our lack of sales history and Sequenom CMM's limited experience in marketing and commercializing and obtaining reimbursement for laboratory testing services.
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
For example, in the past we had sponsored research agreements with the Trustees of Boston University, or BU, and we currently exclusively in-license certain patent rights related to the work conducted under those agreements. BU has notified us that it believes that an internal quality control test used in conjunction with our MaterniT21 PLUS LDT utilizes a portion of such patent rights and entitles BU to certain reporting obligations and royalty payments from us. If we are not able to resolve

BU's assertions amicably, the dispute could lead to litigation, termination of the license agreement and loss of rights by us, payments owed by us, our need to utilize an alternative quality control step, or other consequences that may adversely affect our business.
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
We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 62% and 60% of our genetic analysis segment sales were made outside of the United States during the three and nine months ended September 30, 2012, respectively, compared to 63% and 64% for the three and nine months ended September 30, 2011, respectively. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

Item 6.	Exhibits
(a)    Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Restated Bylaws of Registrant, as amended.
3.3 (3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1 (1)	Specimen common stock certificate.
4.2 (3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.
4.3 (3)	Form of Right Certificate.
4.4 (4)	Warrant dated May 3, 2011, issued to The Chinese University of Hong Kong Foundation Limited.
4.5 (5)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.
4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5)
10.1	Second Amendment to Loan Agreement dated September 10, 2012, between the Registrant, Sequenom Center for Molecular Medicine, and Silicon Valley Bank.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed September 17, 2012.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sequenom, Inc.
Date: November 8, 2012	By:	/s/ PAUL V. MAIER
Paul V. Maier
Chief Financial Officer

Date: November 8, 2012	By:	/s/ CAROLYN D. BEAVER
Carolyn D. Beaver
Vice President and Chief Accounting Officer