Form 10-K
period 2012-12-31
SEQUENOM INC
filed 2013-04-02
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
 ____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Common Stock, $0.001 par value
(Title of class)
The NASDAQ Stock Market, LLC
(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
____________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2012 as reported on The NASDAQ Global Select Market, was approximately $462.4 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 4, 2013, there were 115,150,366 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the Commission) in connection with the solicitation of proxies for the registrant's annual meeting of stockholders to be held on June 11, 2013. Such definitive proxy statement will be filed with the Commission no later than 120 days after December 31, 2012.

EXPLANATORY NOTE

This Annual Report on Form 10-K of Sequenom, Inc. (“Company”, “we”, “us”) for the year ended December 31, 2012, includes restatement of (1) the previously filed consolidated financial statements (and related disclosures) as of December 31, 2011 and for the years ended December 31, 2011 and 2010, including the financial statements for the quarterly periods for the years ended December 31, 2011 and 2010 and the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 (the Relevant Periods); (2) our selected financial data for the fiscal years ended December 31, 2011, 2010, 2009, and 2008; and (3) our management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2011 and 2010, located in Item 7 of this Form 10-K. These revisions are the result of the need to correct certain accounting errors as discussed in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K, including tabular disclosures that set forth the restated financial information.  The correction of the accounting errors did not result in a change in our revenues in the Relevant Periods or in the subsequent periods presented.
The following is a summary of the revisions made to the Consolidated Financial Statements to correct the accounting errors:

(1)
To correct in 2008, 2009, 2010 and 2011, the classification of costs totaling $2.5 million, $2.8 million, $3.3 million and $3.1 million, respectively, related to certain personnel that support genetic analysis services revenue as cost of revenue. These costs were previously reported in selling and marketing expense.

(2)
To correct in 2011 and 2012 the classification of certain selling and marketing expenses totaling $0.2 million and $2.5 million during the year-ended December 31, 2011 and nine-months ended September 30, 2012, respectively, for our Medical Affairs and Scientific Affairs departments that support our selling efforts for our diagnostic testing services. These costs were previously reported in research and development expense.

(3)
To correct the accounting for our North Carolina lease entered into in November 2011 whereby the Company is determined to be the deemed owner of the building for accounting purposes and therefore required to capitalize the building and the related obligation in the amount of $4.3 million as of December 31, 2011. We previously accounted for the lease as an operating lease.

(4)
To recognize the foreign currency translation gains and losses of one of our international subsidiaries in the consolidated statements of operations for the periods in which such gains and losses occurred. We previously recorded these transactions in equity in the period in which they occurred. The impact is a reduction to accumulated deficit and other comprehensive income as of December 31, 2007 of $1.5 million. The impact of the corrected accounting is an increase / (decrease) to other income, net in 2008 and 2009 of $0.2 million and ($0.3) million, respectively. In all subsequent periods, the impact to the other income, net and net loss is inconsequential.

(5)	To correct for overstated stock-based compensation expense in 2008 and 2009 totaling $0.4 million and $0.8 million, respectively, related to certain restricted stock units issued in those years.

(6)	To increase the accrual for warranty labor costs as of December 31, 2007 by $0.2 million.

We assessed the impact of these revisions and concluded that they are material, in the aggregate, to the financial position and results of operations for the Relevant Periods. Consequently, we have revised these historical financial results in this Annual Report on Form 10-K.  Because these revisions are treated as corrections to our prior period financial results, the revisions are considered to be a restatement under generally accepted accounting principles (“GAAP”).  Accordingly, the revised financial information included in this Annual Report on Form 10-K has been identified as “restated.” Financial information for the Relevant Periods included in the reports on Form 10-K and Form 10-Q and earnings press releases and similar communications issued by us on or prior to March 7, 2013, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K.

 For more information regarding the impact on our financial results, refer to Part I, Item 1A, “Risk Factors,” Part II, Item 6, “Selected Financial Data,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and to our Consolidated Financial Statements included in Part II, Item 8, including Note 2, “Revision of Previously Issued Consolidated Financial Statements”, and Note 14, “Selected Quarterly Financial Data (Unaudited)”. In addition, as a result of the need to correct the classification error, we concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2012. Information regarding the internal control deficiencies identified by management and management's efforts to remediate those deficiencies can be found in Part II, Item 9A, “Controls and Procedures.”

 SEQUENOM, INC.

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
Overview
Sequenom, Inc., was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.
We are a life sciences company providing innovative genetic analysis solutions to improve healthcare through our two operating segments:

•
Molecular Diagnostics, in which our wholly-owned molecular diagnostic reference laboratory, Sequenom Center for Molecular Medicine, LLC or Sequenom CMM performs molecular diagnostic testing services utilizing its laboratory-developed tests (LDTs) which are currently focused on noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics and plans to develop or acquire additional diagnostic tests in those and other fields including autoimmunity, neurology and oncology. Our laboratory sites are accredited by the College of American Pathology, or CAP, and compliant with the certification requirements for high complexity testing under the Clinical Laboratory Improvement Amendments, of 1988, as amended, or CLIA. Patient samples are collected by health care professionals and submitted to Sequenom CMM for testing and test results are reported back to the ordering physician. Sequenom CMM's first LDT was launched in 2009.

•
Genetic Analysis, which currently provides research use only products, services and applications that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock.

Our Molecular Diagnostics segment, through our subsidiary Sequenom CMM, has validated and currently offers to physicians four LDTs: MaterniT21 PLUS LDT (MaterniT21 PLUS test) to detect fetal aneuploidies or trisomies by determining the relative amount of chromosome 21, 18, and 13 material present in circulating cell-free DNA in a maternal blood sample; SensiGene Fetal RHD Genotyping LDT (SensiGene RHD test) to determine the presence or absence of fetal Rhesus D factor; SensiGene Cystic Fibrosis Carrier Screening Test (SensiGene CF test) to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene AMD (Age-Related Macular Degeneration ) LDT (RetnaGene AMD test) to predict the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Our Molecular Diagnostics segment grew significantly in 2012 due primarily to the rapid market adoption of the MaterniT21 PLUS test since its launch in October 2011.
Strategic Direction
In our Molecular Diagnostics business, through our wholly-owned molecular diagnostic reference laboratory, Sequenom CMM, we are focusing on expanding market adoption and reimbursement for various noninvasive prenatal and retinal tests. In 2012, Sequenom CMM expanded the features and utility of its RetnaGene AMD test and MaterniT21 PLUS test that were initially launched in 2011. We plan to continue developing tests in prenatal genetic disorders and diseases, women's health-related disorders and diseases as well as in other medical conditions, diseases, and disorders including ophthalmology, oncology, neurology, infectious diseases and autoimmunity.

Our genetic analysis business strategy leverages our technology, intellectual property and other assets to expand deeper into and beyond the fine mapping segment of the genetic analysis market, to more aggressively target pharmaceutical companies and other for-profit institutions, particularly in areas of translational research and molecular medicine. In our core genetic analysis business, we are focusing on prioritizing key products that we believe will drive growth and create value.
Our overall company strategy includes:

•
Developing and commercializing noninvasive prenatal diagnostic assays and other proprietary tests for women's health, ophthalmology, and other medical conditions such as oncology, neurology, infectious diseases and autoimmunity;

•	Expanding our diagnostic offerings through in-licensing, partnering and acquisitions;

•	Investing in and expanding the footprints of Sequenom CMM's CAP-accredited and CLIA-certified laboratory to increase its capacity for its LDTs;

•	Investing in our genetic analysis business by developing and commercializing new research-use only biomarker panels;

•	Launching and marketing a MassARRAY system for use in diagnostic applications; and

•	Pursuing 510(k) clearance of the MassARRAY system in 2013.
Operating Segments
A further description of the operations of our Molecular Diagnostics and Genetic Analysis segments is below.

	Years ended December 31,
	2012	2011	2010
Revenues:
Molecular Diagnostics (% of revenues)	52%	15%	5%
Genetic Analysis (% of revenues)	48%	85%	95%
Total revenues	100%	100%	100%
Revenues from our Molecular Diagnostics segment for the year ended December 31, 2012 were primarily derived from providing testing services for Sequenom CMM's MaterniT21 PLUS test, SensiGene CF test, SensiGene RHD test, and RetnaGene AMD test. For the prior year ended December 31, 2011, revenues from this segment were primarily derived from providing diagnostic testing services for the SensiGene CF test, and to a much lesser extent the SensiGene RHD LDT, the then MaterniT21 PLUS test, and the RetnaGene AMD test. For the year ended December 31, 2010, revenues from this segment were primarily derived from providing diagnostic services for the SensiGene CF test, and to a much lesser extent the SensiGene RHD test.
In February 2012, the MaterniT21 PLUS test (launched October 2011) was rebranded under the name MaterniT21 PLUS test and the expanded test includes detection of increased representation of chromosome 18 and 13 material (associated with trisomy 18 and 13, respectively), in addition to chromosome 21 material (associated with trisomy 21). Revenues from our Molecular Diagnostics segment are generated primarily from customers located within the United States.
Our diagnostic services revenues continue to be recognized primarily on a cash basis, until we can reliably estimate the amount that would be ultimately collected for each of the four LDTs. Additionally, we continue to invest in our diagnostic services infrastructure to support and expand Sequenom CMM's operations to effectively meet increasing demand for its laboratory developed tests.
Product sales and services revenues from our Genetic Analysis segment were derived from sales of research use only consumables, including our SpectroCHIP used with our iPLEX assay and other assays, our MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues from our Genetic Analysis segment are generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
Molecular Diagnostics
Sequenom, Inc. and SEQureDx Technology
We are committed to researching, developing, and pursuing the commercialization of various noninvasive molecular diagnostic tests for prenatal genetic disorders and diseases, women's health-related disorders and diseases, ophthalmologic, oncologic, and other medical conditions such as autoimmunity and neurology. Currently, we are primarily focused on expanding the commercial use of and reimbursement for Sequenom CMM's prenatal LDTs that use our foundational, patent-

protected, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology. This technology, which we in-license from Isis Innovation Limited, or Isis, uses a maternal blood sample for a prenatal diagnosis or risk assessment in order to provide reliable information about the presence, amount, or absence of fetal genetic material in early pregnancy. We have branded our technology for ccff nucleic acid under the trademark SEQureDx. We currently plan to execute the development, validation, and other activities necessary to file applications with the U.S. Food and Drug Administration, or FDA, seeking clearance or approval for commercialization in the United States of certain of our in vitro diagnostic tests where we believe it will afford us competitive advantages to do so, such as providing us with the flexibility to sell the tests as FDA cleared or approved in vitro diagnostic, or IVD, kits to other laboratories, and an alternative in the event the FDA decides to exercise its enforcement jurisdictional authority with respect to regulation of laboratory-developed tests as IVDs. Historically, the FDA has not exercised enforcement discretion and exempted from regulation LDTs, but the FDA has stated that additional regulation of LDTs may be warranted. In 2010 we submitted a pre-investigational device exemption, or pre-IDE submission and supplemental submissions in 2011 and 2012 to the FDA for an IVD test for fetal chromosome aneuploidy, such as trisomy 21, and have met with the FDA to discuss our proposed preclinical and clinical study designs. Patient enrollment has been initiated for these clinical studies.
Sequenom Center for Molecular Medicine
Sequenom CMM is our wholly-owned subsidiary, and operates a laboratory with two sites, one located in Grand Rapids, Michigan, and a second site located in San Diego, California, that are both CAP accredited and CLIA certified. A third site has completed construction in North Carolina and is currently being staffed and equipped with a plan to be operational in the second half of 2013. Sequenom CMM develops and validates its LDTs for use in, and solely by, Sequenom CMM as a testing service to physicians. Sequenom CMM utilizes our patented SEQureDx ccff technology in developing and performing some of its LDTs. Sequenom CMM has validated and currently offers to physicians four LDTs: MaterniT21 PLUS test to determine the relative amount of chromosome 21, 18, and 13 material present in circulating cell-free DNA in a maternal blood sample; SensiGene RHD Genotyping test to determine maternal blood type and Rhesus D factor; SensiGene CF test to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene AMD test to predict the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Patient samples are collected by health care professionals and submitted to Sequenom CMM for testing and test results are reported back to the ordering physician.
Molecular Diagnostics Market
The United States molecular diagnostics testing market represents one of the fastest growing areas of the $51.7 billion clinical laboratory industry in the United States. Within this market, the molecular diagnostics market segment is currently estimated to be $4 billion growing at a rate of approximately 17% per year.
The total available markets for our currently marketed and planned molecular diagnostics tests are estimated to be as follows:

•
Sequenom CMM's MaterniT21 PLUS test is currently indicated for prenatal trisomy testing in the high-risk pregnancy patient population of the approximately 4.3 million annual births in the United States, based on 2007 data. We estimate the available high-risk market segment for a noninvasive prenatal test, including trisomies 21, 18 and 13, to be approximately 750,000 patients per year. The high-risk segment is defined by factors including advanced maternal age, personal or family history and results from other clinical tests, such as biochemical screening or ultrasonography.

•
Each year in the United States there are approximately 528,000 Rhesus D negative women who are pregnant and could benefit from assessments of the RHD genotype status of their fetuses. Sequenom CMM's LDT addresses a portion of this market.

•
Cystic fibrosis carrier screening is the largest prenatal carrier screen test performed in the United States. Cystic fibrosis testing is recommended by the American Congress of Obstetrics and Gynecology (ACOG). A number of laboratories offer a cystic fibrosis test. Approximately 1.1 million cystic fibrosis tests are performed annually in the U.S.

•
AMD affects 15-20 million people in the United States, over 2.5 million people in Canada, and more than 50 million people worldwide. In North America there are 2 million people with vision loss and more than 600,000 people that are legally blind due to the disease. The worldwide incidence of the disease increases from 1 in 10 people over the age of 60 to more than 1 in 4 people over the age of 75. Sequenom CMM's RetnaGene AMD test provides information to the physician to predict the genetic risk of a patient with early or intermediate age-related macular degeneration, or AMD, progressing to advanced choroidal neovascular disease within 2, 5, and 10 years,, for use in the management of the disease.

In December 2012, the ACOG and the Society for Maternal-Fetal Medicine (SMFM) issued a joint Committee Opinion (#545): supporting the use of non-invasive prenatal testing, the technology used in Sequenom CMM's MaterniT21 PLUS test, can be offered to pregnant women at increased risk of carrying a fetus with aneuploidy. We believe this guideline will increase market adoption for noninvasive prenatal testing which Sequenom CMM first introduced to the market in October 2011.
Operations
Sequenom CMM's MaterniT21 PLUS test utilizes massively parallel sequencing to detect fetal DNA for analysis of the relative amount of chromosomal material. Patient blood specimens are collected by a health care professional, and accessioned, or received, in Sequenom CMM's, laboratory and prepared for further analysis and sequencing. Results are reported to the ordering physician, typically within 7 business days. The clinical validation study of the test reported a 99.1% sensitivity rate in the detection of trisomy 21, and an approximate 1% non-reportable (“no call”) rate, where the test was unable to determine a result for the referring provider. We believe that this non-reportable rate is the lowest in the industry, and combined with its high accuracy and prompt turn-around time, represent a significant competitive advantage.
Sequenom CMM's other LDTs currently utilize our MassARRAY system to perform the tests.
Employ Advanced Information Technology
We have invested substantially in Sequenom CMM's information technology infrastructure to enhance the ability to track samples and provide electronic ordering and reporting and have put in place sample collection and transportation logistics that can be scaled as demand for Sequenom CMM's molecular diagnostic testing services increases. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our development studies and tests.
Commercial Operations
Domestic
Sequenom CMM's commercial infrastructure, including its sales force, managed care group, and physician support network, is critical to our future success. We are continuing to build a strong domestic sales, marketing and reimbursement effort by interacting directly with maternal fetal medicine specialists, obstetricians, ophthalmologists, retinal specialists and payors. Because prenatal diagnostics is a concentrated specialty, we believe that a focused marketing organization and specialized sales force with regional and local experience is necessary in order to effectively serve the physician community. We believe Sequenom CMM's direct sales approach for prenatal diagnostics, targeting maternal fetal medicine specialists and obstetricians, and its medical education and scientific liaisons, targeting key opinion leaders, coupled with plans to continue to conduct multiple clinical studies with the objective of having results published in peer-reviewed journals, is the best approach to increasing physician demand and the number of favorable reimbursement coverage decisions by third-party payors. Sequenom CMM plans to further expand its current sales force to increase its penetration within the obstetrics market for its prenatal tests with ophthalmologists and retinal specialists for its RetnaGene AMD test.
Sequenom CMM has a managed care department that works to contract with third-party payors and networks. Sequenom CMM's customer service call center and billing support network handle benefits investigation for patients who use its tests. We appeal every claim for Sequenom CMM's LDTs that is denied by a third-party payor in order to support the use and encourage coverage of its tests. In addition, we provide physician education through our website, material provided to local advocacy groups, local and national media campaigns and educational materials and seminars provided to maternal fetal medicine specialists, obstetricians, ophthalmologists and retinal specialists.
Sequenom CMM's diagnostic tests are processed in its CLIA laboratory in San Diego, California, for its MaterniT21 PLUS test, and in Grand Rapids, Michigan for its other LDTs. Sequenom CMM's current clinical laboratory processing capacity is 200,000 tests per year for the MaterniT21 PLUS test. Sequenom CMM has completed the build-out of an additional location in Raleigh-Durham, North Carolina, in which it plans to validate and license for clinical testing in the first half of 2013 to accommodate the increasing number of samples it receives. We believe the additional location will increase Sequenom CMM's aggregate capacity to 300,000 tests per year by the end of 2013, and provides space for additional capacity expansion for its MaterniT21 PLUS test. We believe that Sequenom CMM currently has sufficient capacity to process its tests which are performed in the Grand Rapids, Michigan location.
International
We have established distribution agreements in several countries with providers who collect and send us patient samples. We report the results to the ordering providers and bill the provider for the contracted amount. We also have licensed our technology to a company to perform prenatal diagnostic tests in Germany and certain other German speaking countries, for which we receive a royalty fee. We plan to continue to establish similar arrangements in other countries.

Revenue
Revenue for clinical laboratory tests may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, bill third-party payors for testing.
Reimbursement for Sequenom CMM's LDTs from third-party payors is essential to our commercial success. Where there is a payor contract or agreement in place, Sequenom CMM bills the third-party payor, as well as the patient (for deductibles and copayments, where applicable), or referring provider, in accordance with established contract terms. As of December 2012, Sequenom CMM has agreements with insurance companies and networks covering approximately 56 million covered lives. Currently, Sequenom CMM performs its testing services primarily as an out-of-network laboratory with most third-party payors. As an out-of-network laboratory, Sequenom CMM bills third-party payors (as well as the patient for deductibles and copayments, where applicable) and pursues reimbursement on behalf of each patient on a case-by-case basis. Sequenom CMM's efforts on behalf of these patients take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, and collection may be substantially limited or may not occur at all. Sequenom CMM offers a patient financial assistance program to assist patients with the cost of care, depending upon their ability to pay.
We are continuing our efforts to enter into contracts with payors and become an in-network laboratory. This will allow for more timely and predictable payments and allow for accrual accounting for those contracts once we have developed sufficient collection experience under the contracts to estimate the amount of revenue which we expect to collect. Due to our current out-of-network provider status associated with the lack of sufficient existing contracts with payors and the current level of adoption rates, we expect revenue will fluctuate until these factors are resolved.
Our billing is currently performed by an out-sourced billing provider; however, we plan to bring our billing in-house in the second quarter of 2013.
We have focused substantial resources on obtaining reimbursement coverage for Sequenom CMM's LDTs, particularly its noninvasive prenatal diagnostic test for fetal trisomies. We believe the key factors driving adoption of and reimbursement for its LDTs include the ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of the tests, clinical presentations at major symposia, and the inclusion of noninvasive prenatal diagnostic testing for fetal aneuploidy in clinical practice guidelines.
Prenatal Diagnostics Licenses
Isis Innovation License Agreement
We exclusively in-license from Isis Innovation Ltd., or Isis, patent rights (including U.S. Patent No. 6,258,540 and its foreign equivalents) to use ccff nucleic acids for diagnostic testing of serum and plasma samples obtained from pregnant women, which we use extensively for the development and commercialization of our prenatal diagnostic tests. These exclusive license rights, which are platform independent and not limited to massively parallel sequencing or mass spectrometry, cover the diagnostic use of ccff nucleic acids in territories that include the United States, Canada, Europe, Japan, Australia, and Hong Kong.
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
We have made up-front payments to Isis and agreed to pay to Isis royalties on net sales of products developed or produced using the licensed patent rights, including specified minimum annual royalties and milestone payments upon commercial events with respect to products for particular indications.
The agreement remains in force for the life of any patent issued in connection with the patent application covering the licensed technology, subject to earlier termination by either party.

The Chinese University of Hong Kong (CUHK) License Agreements
We have exclusively in-licensed patent rights from CUHK, which cover the use of cell-free fetal nucleic acids from biological samples, including plasma, serum, whole blood and urine, for prenatal diagnostic testing by massively parallel sequencing. These exclusive license rights include pending United States patent application publication no. no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and pending United States patent application nos. 13/070,266 (publication no. US2012/0003637), 13/070,275 (publication no. US2011/0318734), 13/417,119 (publication no. US2012/0208708), and 12/178,181 (publication no. US2009/0029377), each entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing, and pending foreign equivalents in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa. Certain of our license rights, which are unrelated to prenatal diagnostic testing by massively parallel sequencing, are non-exclusive. Under this license agreement with CUHK, CUHK maintains the right to use and develop any of the licensed technology solely for academic, research and publication purposes, and with respect to one of the licensed patent applications, reserves the right to use the licensed application in accordance with its agreement with the Government of the Special Administration Region of Hong Kong. In addition, CUHK has the right to grant to the Commissioner for Innovation and Technology, a non-exclusive, world-wide license to certain of our in-licensed patent rights, which do not relate to prenatal diagnostic testing by massively parallel sequencing. Under this agreement, we paid an upfront license fee to CUHK and are required to make milestone payments upon commercial and regulatory events achieved with respect to products developed or produced using the licensed patent rights and to pay royalties on net sales of such products, including specified minimum royalty amounts.
This agreement with CUHK will remain effective until the later of the life of any patent issued covering the licensed technology or September 16, 2028, subject to earlier termination by either party.
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
In May 2011, we entered into another license agreement with CUHK, pursuant to which CUHK granted us an exclusive, worldwide (excluding Hong Kong), royalty-bearing license to use, and to sublicense, certain intellectual property covered by patent applications owned by CUHK for prenatal diagnostics, prognostics, and analysis for research and commercial purposes. This license agreement covers intellectual property rights relating to size-based genomic analysis. We are obligated to pay royalties on sales of products incorporating the licensed intellectual property and amounts we receive from any sublicensees. We are also obligated to pay additional amounts to CUHK upon the accomplishment of certain development and commercialization milestones. If we fail to achieve certain development and commercialization milestones within specified timeframes, CUHK may terminate this license agreement. This license agreement will expire on the later of 20 years or the expiration of the last patent, if any patent is issued, relating to the licensed intellectual property, unless terminated earlier pursuant to the terms of this license agreement.
Illumina Sale and Supply Agreement
In July 2011, we entered into a Sale and Supply Agreement, as amended, with Illumina, Inc., or Illumina, which expires in July 2016, under which we purchase laboratory equipment and consumables used for our fetal chromosomal detection applications, including the MaterniT21 PLUS LDT. This agreement requires that we submit periodic binding forecasts for consumables. Beginning in 2013, in the event that we purchase less than a specified amount of consumables during any calendar year, Illumina will be relieved of certain of its obligations and representations under the agreement, including certain of Illumina's obligations with respect to pricing terms of the consumables that we purchase. Additionally, the agreement provides that we and Illumina will work collaboratively toward our submission for U.S. FDA regulatory approval of an IVD for the detection of fetal chromosomal abnormalities.
Genetic Analysis
Our proprietary MassARRAY system is comprised of research use only hardware, software applications, and consumable chips and reagents. It is a high-performance (in speed, accuracy, sample throughput, and cost efficiency) nucleic acid analysis research use only system that quantitatively and precisely measures genetic target material and variations. Our system is widely accepted as a leading high-performance DNA analysis system for genotyping, somatic mutation analysis, and fine mapping and continues to gain traction for applications such as agricultural genomics and clinical research. Our research customers include premier clinical research laboratories, AgBio, biotechnology and pharmaceutical companies, academic institutions, and various government agencies worldwide. To provide customer support for our expanding user base, and in an effort to maximize market penetration, we have established direct sales and support employees serving North America, Europe and Asia, in addition to utilizing sales and distribution partners in several major countries throughout the world.
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
Our research and development efforts in genetic analysis are committed to producing new and improved components and applications for the MassARRAY system that deliver greater system versatility and higher data quality at a competitive price per data point. These research and development activities and new applications also serve to facilitate and support our molecular diagnostic initiatives. We plan to seek U.S. premarket 510(k) clearance of the MassARRAY system in 2013.
Genetic Analysis Markets
Oncology and Translational Research
We provide key research tools for translational and clinical research targeted at oncology. These tools allow evaluation of genomic alterations and mutations, including a variety of genetic aberrations. The genetic aberrations that are being investigated with the MassARRAY system include the activation/inactivation of proto-oncogenes or tumor suppressor genes through single or multi-base nucleotide alterations, large genomic deletions, large and small intragenic deletions, chromosomal translocations, as well as aberrant promoter methylation and other epigenetic events.
Pharmaceutical Research
Pharmaceutical and biotechnology companies are developing molecularly targeted therapies against a wide variety of diseases. A number of these companies use MassARRAY systems to identify genetic alterations arising in tumors or residing in an individuals' genome. These include the identification of genetic alterations in gene pathway members targeted by particular treatments with the goal of identifying alterations affecting the efficacy of those treatments. In addition, pharmaceutical and biotechnology companies are identifying alterations that reside in subsets of individuals that may provide insights into potential drug safety considerations.
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

Our MassARRAY system is used by livestock-focused service providers in the United States and Europe for genotyping, due to its suitability for routine testing of a large number of DNA samples with modest numbers of SNPs. We have provided genotyping solutions for customers in the livestock industry. Our competitive advantage in the livestock market is based upon the capability of the MassARRAY system to perform high-volume routine testing. This advantage is recognized by plant crop researchers who use the MassARRAY system to identify molecular markers associated with beneficial traits. While other genetic analysis platform companies have been successful in the whole genome mapping segment of the market, the MassARRAY system is ideally suited for the evaluation of subsets of markers and for the application of genetic tests that simultaneously assess the status of tens to hundreds of markers.
Intellectual Property
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.
We have implemented a diligent patent strategy, including in-licensing, designed to facilitate our research and development and commercialization of current and future products. Our patent portfolio, including in-licensed patent rights, includes approximately 541 issued or allowed patents and approximately 417 pending patent applications, in the United States and other major industrial nations throughout the world.
Our prenatal diagnostic patent portfolio includes exclusive rights to numerous in-licensed issued patents and in-licensed pending patent applications. These patents and patent applications cover methods of detecting and analyzing fetally-derived nucleic acids in maternal serum, plasma, and other samples, methods of analyzing the methylation status of fetal nucleic acids to differentiate it from maternal nucleic acids, and various DNA and RNA markers which may be useful in detecting and diagnosing various fetal disorders, such as Down syndrome or other maternal disorders, such as preeclampsia.
The issued patents include United States Patent Nos. 6,258,540, 6,927,028, and 6,664,056, and foreign equivalents for portions of the portfolio that include Canada and Europe. These patents will expire between 2017 and 2022. The pending patent applications include those in-licensed from CUHK covering the use of cell-free fetal nucleic acids from biological samples for prenatal diagnostic testing by massively parallel sequencing, including pending United States patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and pending United States patent application nos. 13/070,266 (publication no. US2012/0003637), 13/070,275 (publication no. US2011/0318734), 13/417,119 (publication no. US2012/0208708), and 12/178,181 (publication no. US2009/0029377), each entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing, and pending foreign equivalents in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa. It is difficult to predict when patents will issue from these pending applications, if at all. In filings with the United States Patent and Trademark Office (USPTO), competitor Verinata Health, Inc. (a wholly owned subsidiary of Illumina, Inc.) has claimed the same or substantially the same inventions as claimed in pending applications that we in-license from CUHK. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and United States Patent No. 8,008,018, which is licensed to Verinata. We expect that the USPTO may declare additional patent interferences including other pending patent applications and/or patents licensed to us and Verinata. We in-licensed United States Patent No. 6,258,540 and its foreign equivalents from ISIS in the United Kingdom. The '540 patent and its foreign equivalents will expire in 2018. The validity of the '540 patent is currently being challenged in litigation (as described in Item 3 of this Report) and in inter partes review proceedings (Ariosa Diagnostics v. Isis Innovation Limited, Case IPR2012-00022 (MPT)) before the Patent Trial and Appeal Board (PTAB) of the United States Patent Office. On March 19, 2013, the PTAB ordered the commencement of inter partes review. The European counterpart patent to U.S. Patent No. 6,258,540 is European Patent No. 994963. The 994963 patent was the subject of an Opposition proceeding in the European Patent Office (the “EPO”), which was brought against ISIS by Ravgen, Inc. The opposition concluded with the EPO's decision to affirm the grant of the 994963 patent, however, with amended claims consistent with the issued claims of its counterpart U.S. patent. Ravgen appealed the EPO's decision (Appeal No. T146/07-334) and subsequently the Boards of Appeal of the EPO rejected the appellants arguments and dismissed the appeal and upheld the patent.
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
In the future, parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether parties will assert such claims against us, or whether those claims will harm our business. For example, Verinata Health Inc., (“Verinata”) and The Board of Trustees of the Leland Stanford Junior University (“Stanford” have filed a complaint against us asserting infringement of United States Patent No. 7,888,017 titled “Non-invasive Fetal Genetic Screening by Digital Analysis”, or the '017 patent, United States Patent No. 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing”, or the '018 patent, and United States Patent No. 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing”, or the '415 patent, which include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. Challenging the validity of those patents and defending against claims of infringement of those patents, or if we have to defend against any other asserted intellectual property right, will be costly and divert management's attention and resources. As a result of such disputes, we may have to develop costly alternative technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
Competition
We face competition from various companies developing and commercializing diagnostic assays, and from various companies researching and developing prenatal diagnostic technology, and from various companies offering nucleic acid analysis systems and services.
In the molecular diagnostics business, including the noninvasive prenatal diagnostic market, some of Sequenom CMM's LDTs are based on detection of ccff nucleic acid in maternal plasma. Our exclusive license to the intellectual property surrounding the use of ccff nucleic acids in maternal serum or plasma, and also the precision and accuracy of our MassARRAY system provide us with competitive advantages in this space. Our competition arises from other parties using the same or similar methods as well as alternative methods of noninvasive prenatal diagnostics such as fetal cell purification from maternal blood and trophoblast purification from cervical swabs, fetal cell approaches, and other sequencing approaches. Competitors and potential competitors include Ikonysis, Inc., Verinata Health, Inc. (a wholly owned subsidiary of Illumina, Inc.), Celula Inc., Kellbenx, Inc., Cellscape Corp., Fluidigm Corp., Ariosa Diagnostics, Inc., Natera, Beijing Genomics Institute, and others. We also have a Sale and Supply Agreement with Illumina under which we purchase laboratory equipment and consumables used for our fetal chromosomal detection applications, including the MaterniT21 PLUS LDT.

In the genetic analysis marketplace, our MassARRAY system competes with alternative technology platforms that differ in cost per data point, throughput, sample amplification, analysis process, sample separation or method of DNA detection, turnaround time and quality of results. Most competitive technologies do not rely on direct detection methods such as mass spectrometry, but instead use indirect sample detection methods, such as hybridization or labeling. Competitive technologies are offered by Life Technologies Corporation, Illumina, Qiagen, Fluidigm Corp., Ibis Biosciences, Inc. (now Abbott Laboratories), Luminex, KBiosystems, and others.
Research and Development
We believe that investment in research and development is essential to establishing a long-term competitive position as a provider or an enabler of diagnostic tests and as a provider of genetic analysis tools. Our research and development expenses for the years ended December 31, 2012, 2011, and 2010, were $50.5 million, $53.3 million, and $43.4 million, respectively.
During 2012, we conducted most of our research and development activities at our facilities in the United States. Our research and development capabilities are augmented by advisory and collaborative relationships with others.
During 2012, we reviewed our research and development initiatives and determined to focus our research and development efforts on our key initiatives. Our efforts were primarily focused on our continuing development and commercialization of Sequenom CMM's MaterniT21 PLUS test for fetal aneuploidies and other genetic abnormalities, expansion of Sequenom CMM's RetnaGene AMD test from a lifetime risk prediction to prediction of the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years, development of improved or next generation tests including an expanded panel for Sequenom CMM's SensiGene CF test. Our efforts also include expansion of the applications for our MassARRAY technology, the introduction of new research-use only panels for our research and translational medicine customers as well as activities required to seek 510(k) clearance of the MassARRAY system.
Government Regulation
Regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production and marketing of diagnostic tests, including tests that may be developed by us or our corporate partners, collaborators or licensees. Certain diagnostic tests developed by us or our collaborators may require regulatory approval by governmental agencies prior to commercialization. Tests that we develop in the diagnostic markets, depending on their intended use, may be regulated as medical devices by the U.S. FDA and regulatory agencies or bodies of other countries. In the United States, IVD tests may require either premarket approval, or PMA, or premarket notification, or 510(k) clearance, from the FDA prior to marketing in the United States. The 510(k) notification process usually takes from three to six months from submission to clearance, but can take significantly longer. The PMA approval process is much more costly, lengthy, and uncertain and generally takes from nine to eighteen months from submission to approval, but can take significantly longer. The receipt and timing of regulatory clearances or approvals for the marketing of such diagnostic products may have a significant effect on our future revenues. Various federal and state regulations also govern or influence the manufacturing, safety, labeling, storage, registration, listing, record keeping, adverse event reporting, import, export and marketing of diagnostic products.
Obtaining these clearances or approvals and the subsequent compliance with these regulations will require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any clearances or approvals will be granted. Any such delay in obtaining or failure to obtain such clearance or approvals could adversely affect our ability to achieve sales revenues, royalties or other license-based fees. Current governmental regulations may change as a result of future legislation or administrative action and cannot be predicted. As mentioned above, our strategy focuses on capitalizing on our potential in molecular diagnostics markets with various diagnostic tests and laboratory platform systems. Sequenom CMM's approach involves the development and launch of laboratory-developed tests as a testing service to physicians. Sequenom CMM is responsible for the development, validation, and commercialization of the testing service. Such tests, which are performed exclusively by Sequenom CMM using processes developed by Sequenom CMM, are under the purview of the Centers for Medicare & Medicaid Services, or CMS, under the Clinical Laboratory Improvements Amendment, or CLIA, and State agencies that provide oversight of all laboratory testing (except research) performed on human specimens in the United States to ensure the accuracy and reliability of all laboratory testing. To date, the FDA has exercised its regulatory discretion not to regulate LDTs, as LDTs are developed and used by a single laboratory and not sold to other laboratories or health care professionals. The FDA continues to review its approach to regulation of LDTs and the laws and regulations may undergo change in the near future and these changes, when implemented, may have an impact to our business.

Hazardous Materials
Our research and development activities involve the controlled use of hazardous materials and chemicals; however, the concentration and volumes of these chemicals are limited. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and chemicals, as well as certain waste products.
Clinical Laboratory Improvement Amendments of 1988 and State Regulation
Sequenom CMM and any other CLIA certified laboratories that we may partner with are subject to CLIA regulations, which regulate all clinical laboratories that perform testing (except research) on human specimens by requiring that they be certified by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. The Sequenom CMM laboratory holds CLIA certificates to perform high complexity testing. CLIA compliance and certification is a prerequisite to be eligible to bill for services provided to governmental health care program beneficiaries. Sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory's ability to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on our business.
CLIA certified laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency, such as CAP, among others, and may be subject to additional random inspection. Sequenom CMM is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls and/or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania, and Rhode Island, each require that we obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. CLIA does not preempt state laws that have established laboratory quality standards that are at least as stringent as federal law, which currently includes Washington and New York State. Potential sanctions for violation of state statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations. Sequenom CMM believes that it is in compliance with all applicable laboratory requirements and that its laboratory locations are licensed and accredited by the appropriate state agencies in the states in which it does business, however no assurances can be given that its laboratory will pass all future licensure or certification inspections.
Coverage and Reimbursement of Clinical Laboratory Services
Coverage and reimbursement of Sequenom CMM LDTs by government and private payors is essential to our commercial success. Clinical laboratory testing services, when covered by government payors, such as Medicare and Medicaid in the United States, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare in the United States, payment is generally made under the clinical laboratory fee schedule with amounts assigned to specific procedure billing codes. In recent years, federal legislation has mandated cuts to the clinical laboratory fee schedule, and levels of reimbursement may continue to decrease in the future, which may harm the demand for and reimbursement available for our products, which in turn, could harm pricing and sales. In addition, CMS has implemented a new set of CPT Codes applicable to molecular diagnostics tests in 2013, although without a fee schedule, and these coding changes could negatively affect our product pricing and carrier reimbursement. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of reductions in the clinical laboratory fee schedule, certain third party payors may also reduce reimbursement amounts.
The U.S. government and other governments have shown significant interest in pursuing health care reform and reducing health care costs. Any government-adopted reform measures could cause significant pressure on the pricing of health care products and services, including Sequenom CMM's MaterniT21 PLUS LDT and its other LDTs, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues.

Privacy and Security of Health Information
The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, HIPAA), establish uniform standards governing the conduct of certain electronic healthcare transactions and require certain entities, called covered entities, to comply with standards that include the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates - independent contractors or agents of covered entities that have access to protected health information in connection with providing a service on behalf of a covered entity. These agreements require business associates to safeguard the covered entity's PHI against improper use and disclosure. The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which became effective on February 17, 2010, makes certain of HIPAA's privacy and security standards directly applicable to business associates. We are a covered entity and also a business associate of our covered entity customers, and pursuant to the terms of the business associate agreements we have entered, we have certain obligations regarding the use and disclosure of any PHI that may be provided to us, and we could incur significant liability if we failed to meet such obligations. Among other things, HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions.
The U.S. Department of Health and Human Services, or HHS, has promulgated standards under HIPAA with which we currently are required to comply. First, we must comply with HIPAA's standards for electronic transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the standards for the privacy of individually identifiable health information, which limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. We were required to comply with these standards by April 14, 2003. Additionally, we must comply with HIPAA's security standards, which require us to ensure the confidentiality, integrity and availability of all electronic protected health information that we create, receive, maintain or transmit, to protect against reasonably anticipated threats or hazards to the security of such information, and to protect such information from unauthorized use or disclosure. We were required to comply with these standards by April 21, 2005. On January 17, 2013, the HHS Office of Civil Rights issued an omnibus final rule interpreting and implementing various aspects of HIPAA and HITECH. Among other things, the omnibus final rule further expands business associates' liability for violations of HIPAA's privacy and security standards and adds new obligations on business associates, including with respect to covered entities, subcontractors, government authorities, and individuals. We are required to comply with these standards by September 23, 2013.
Various states in the United States have implemented equally restrictive requirements regulating the use and disclosure of health information that are not necessarily preempted by HIPAA, particularly if they afford greater protection to individuals than does HIPAA. For example, Massachusetts law requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. As a business that operates both internationally and across all fifty states, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by Sequenom CMM or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom CMM's or its third-party contractors' computer networks, could subject us and Sequenom CMM to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers and loss of European Union Safe harbor certification.
Furthermore, foreign nations and governing bodies, such as the European Union, also impose certain requirements on the collection of all types of personal information. For example, the European Union Privacy Directive requires that we adhere to certain “safe harbor” requirements with respect to any personal information of a European resident or customer.
Health Care Fraud and Abuse
The federal Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to five years and/or criminal fines of up to $25,000, civil assessments and fines up to $50,000, and exclusion from participation in Medicare, Medicaid and other federal health care programs.

Actions which violate the federal Anti-Kickback Statute or similar laws may also involve liability under the Federal False Claims Act, which prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the U.S. Government. Although the federal Anti-Kickback Statute applies only to federal health care programs, a number of states have passed statutes substantially similar to the federal Anti-Kickback Statute pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payors.
Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals and opportunities. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between health care providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals.
In December 1994, the United States Department of Health and Human Services (“HHS”) Office of Inspector General, or OIG, issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the Anti-Kickback Statute. The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the Anti-Kickback Statute, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.
Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, the HHS has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions which, if all of their requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.
While we believe that we are in compliance with the federal Anti-Kickback Statute, there can be no assurance that our relationships with physicians, hospitals and other customers will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the Anti-Kickback Statute could have a negative effect on our business.
In addition to the requirements that are discussed above, there are several other health care fraud and abuse laws that could have an impact on our business. The Federal False Claims Act prohibits a person from knowingly submitting or causing to be submitted false claims or making a false record or statement in order to secure payment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government's involvement, then the plaintiff will receive a percentage of the recovery. Violation of the Federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, imprisonment or both, and possible exclusion from Medicare or Medicaid.
We are subject to a federal law directed at “self-referrals,” commonly known as the “Stark” Law, which prohibits, with certain exceptions, payments made by a physician to a laboratory in exchange for the provision of clinical laboratory services, presenting or causing to be presented claims to Medicare and Medicaid for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per claim submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal governmental payor programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states, including California, also have anti-“self-referral” and other laws that are not limited to Medicare and Medicaid referrals.
Further, in addition to the privacy and security regulations stated above, HIPAA created two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.
Finally, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Employees
As of March 4, 2013, we employed 594 persons, of whom 72 hold Ph.D. or M.D. degrees and 97 hold other advanced degrees. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.
Executive Officers
Our executive officers, their positions with us, and their ages as of April 1, 2013 are as follows:

Name	Age	Position
Harry F. Hixson, Jr., Ph.D.	74	Chief Executive Officer and Director
William Welch, M.B.A	51	President and Chief Operating Officer
Ronald M. Lindsay, Ph.D.	65	Executive Vice President, Strategic Planning and Director
Paul V. Maier, M.B.A.	65	Chief Financial Officer
Carolyn D. Beaver	55	Vice President and Chief Accounting Officer
Allan Bombard, M.D., M.B.A.	60	Chief Medical Officer
William Bowen	60	Senior Vice President, General Counsel, and Secretary
Charles R. Cantor, Ph.D.	70	Chief Scientific Officer
Alisa Judge	57	Vice President, Human Resources
Michael Monko, M.B.A.	53	Senior Vice President, Genetic Analysis
Dirk van den Boom, Ph.D.	42	Executive Vice President, Research and Development and Chief Technology Officer
Robin Weiner, M.B.A.	57	Senior Vice President, Quality and Regulatory Affairs
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
Ronald M. Lindsay, Ph.D. Dr. Lindsay was named executive vice president, strategic planning in December 2012. He had previously served as our executive vice president of research and development since August 2010 and as our interim senior vice president of research and development from September 2009 until August 2010. Dr. Lindsay has served as a member of our board of directors since 2003. He currently operates Milestone Consulting, a biopharmaceutical consulting firm. Dr. Lindsay served as vice president, research and development, and chief science officer of diaDexus Inc., a biotechnology company, from 2000 to January 2004. From 1997 through 2000, Dr. Lindsay served in various senior management roles with Millennium Pharmaceuticals, Inc., a biopharmaceutical company. From 1989 to 1997, Dr. Lindsay served in various roles with Regeneron

Pharmaceuticals Inc., of which he was a founding scientist. He is a director of Arqule Inc.. Dr. Lindsay received his Ph.D. in Biochemistry from the University of Calgary.
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
Carolyn D. Beaver, CPA. Ms. Beaver was named Vice President and Chief Accounting Officer of Sequenom, Inc. in June 2012. Ms. Beaver was previously Corporate Vice President and Controller of Beckman Coulter, Inc. from August 2005 until June 2012, and was named Chief Accounting Officer in October 2005 until July 2011, following the acquisition of Beckman Coulter, Inc. by Danaher Corporation. She served as interim Chief Financial Officer from July 2006 through October 2006. Ms. Beaver is a director of Commerce National Bank, Newport Beach, California, chair of its audit committee and a member of its asset/liability committee. She was a member of the finance committee of Hoag Memorial Hospital Presbyterian, Newport Beach, California from 2007 until 2012. Ms. Beaver was an audit partner with KPMG LLP from 1987 through April 2002 and holds a B.S. in Business Administration, magna cum laude, from California State Polytechnic University, Pomona, California.
Allan Bombard, M.D., M.B.A. Dr. Bombard has served as our chief medical officer since January 2009 and one of our CLIA/CAP Laboratory Directors since June 2010. From October 2008 to January 2009, Dr. Bombard was the chief executive officer of Lenetix Medical Laboratory, which provided genetic screening and diagnostic testing for obstetricians, gynecologists, family practitioners, nurse midwives, laboratories, diagnostic facilities and other healthcare providers. From April 2005 to October 2008, Dr. Bombard was chief medical officer of Sharp Mary Birch Hospital for Women. From 2002 to 2005, Dr. Bombard served as senior vice president, chair, and residency program director of the Department of Obstetrics and Gynecology at Lutheran Medical Center. Prior to Lutheran Medical Center, he served as the western United States medical director for women's health at Aetna. Dr. Bombard is currently clinical professor in the Department of Reproductive Medicine at the University of California San Diego. Dr. Bombard received his M.D. from the George Washington University and his M.B.A. from the University of San Diego.
R. William Bowen, J.D. Mr. Bowen has served as our Senior Vice President, General Counsel and Secretary since October 2012. Mr. Bowen previously served as Senior Vice President, General Counsel and Secretary of Gen-Probe Incorporated, a molecular diagnostic company focused on infectious disease, from June 1997 to August 2012. Prior to Gen-Probe, Mr. Bowen was a business litigation partner with the law firm of Luce, Forward, Hamilton & Scripps in San Diego, California. Mr. Bowen received a J.D. and a B.S. in commerce from the University of Virginia.
Charles R. Cantor, Ph.D. Dr. Cantor has served as our chief scientific officer since August 1998 and served as a member of our board of directors from 1998 to 2010. From 1992 to 2011, Dr. Cantor served as a professor in the Department of Biomedical Engineering and co-director of the Center for Advanced Biotechnology at Boston University and he is now professor emeritus. Prior to that time, Dr. Cantor held positions at Columbia University and the University of California, Berkeley. He was also director of the Human Genome Center of the Department of Energy at Lawrence Berkeley Laboratory. Dr. Cantor published the first textbook on genomics, The Science and Technology of the Human Genome Project . Dr. Cantor is a member of the National Academy of Sciences. He is also a scientific advisor to 12 biotechnology and life science companies and one venture capital firm. Dr. Cantor currently serves as a director of ExSAR, Inc., Human BioMolecular Research Institute, DiThera, Inc., a biotechnology company that he founded in 2007, and Retrotrope, Inc. a biotechnology company that he founded in 2007. Dr. Cantor received his Ph.D. in Chemistry from the University of California, Berkeley.
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

Dirk van den Boom, Ph.D. Dr. van den Boom was named executive vice president, research & development and chief technology officer in December 2012. Previously he had served as our senior vice president of research and development since August 2010 and as our vice president, research and development from October 2009 to August 2010. Dr. van den Boom joined Sequenom in 1998 in the company's Hamburg offices, subsequently serving in various management roles within our research and development department. Dr. van den Boom has co-authored more than 50 scientific articles and is inventor on 48 patents/patent applications. He received his Ph.D. in Biochemistry/Molecular Biology from the University of Hamburg where he focused on various aspects of nucleic acid analysis with mass spectrometry.
Robin Weiner, M.B.A. Ms. Weiner has served as our senior vice president of quality and regulatory affairs since October 2010. Prior to joining us, Ms. Weiner was an independent regulatory consultant to biotechnology companies, focusing on regulatory strategy, product submissions and quality management systems. From 2004 to 2007, Ms. Weiner served as vice president regulatory and government affairs at Biosite Incorporated, a medical device company, and was responsible for leading Biosite's worldwide product approvals and regulatory compliance activities. Ms. Weiner holds a bachelor's degree from the University of California, San Diego and a master's degree in business administration from National University.
William Welch, M.B.A. Mr. Welch was named President and Chief Operating Officer in December 2012. He had previously served as our senior vice president, diagnostics, since January 2011. Prior to joining us, Mr. Welch was a consultant to molecular diagnostic companies in the personalized medicine sector. From August 2005 to September 2009, Mr. Welch was senior vice president and chief commercial officer at Monogram Biosciences, a bioscience laboratory services company. Prior to Monogram, Mr. Welch was vice president of sales and marketing at La Jolla Pharmaceuticals and vice president of global marketing with Dade Behring MicroScan. Mr. Welch entered the healthcare field with Abbott Laboratories where he held progressive management positions, including General Manager. Mr. Welch holds a B.S. with honors in chemical engineering from the University of California at Berkeley and received his M.B.A. from Harvard University.
Available Information
We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the United States Securities and Exchange Commission (“SEC”). We will supply a copy of any document we file with the SEC, without charge. To request a copy, please contact Investor Relations, Sequenom, Inc., 3595 John Hopkins Court, San Diego, CA, 92121, USA. The public may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov, where the SEC maintains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge through our website at www.sequenom.com. We also regularly post on our corporate website copies of our press releases as well as additional information about us. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, when we file our reports with the SEC, or when certain other information becomes available.

Item 1A.	Risk Factors
Before deciding to invest in our company or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.
We may not be able to generate significant revenues from any of the tests we have commercialized including Sequenom CMM's MaterniT21 PLUS LDT or tests that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM LDTs, including the MaterniT21 PLUS test. Sequenom CMM has committed significant research and development resources for the development and validation of LDTs and Sequenom has likewise invested significant research and development resources for its life sciences research genetic analysis products and services and potential future diagnostic products. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services, including its MaterniT21 PLUS test, or any other testing services that it plans to launch in the future. Sequenom CMM has launched testing services for cystic fibrosis carrier screening, noninvasive prenatal Rhesus D genotyping and assessment of the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. In October 2011, Sequenom CMM launched a testing service for the noninvasive prenatal detection of fetal aneuploidy, now branded as the MaterniT21 PLUS LDT. We and Sequenom CMM have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for tests. If we and Sequenom CMM, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate revenues or will not generate significant revenues from the sale of such tests or Sequenom CMM's testing services. Even if we are able to develop noninvasive prenatal diagnostic or other tests for sale in the marketplace, a number of factors could impact our and Sequenom CMM's ability to sell such tests or generate significant revenues from the sale of such tests or testing services, including the following:

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay and uncertainty related to recent changes in billing codes (CPT codes);

•	our ability to establish and maintain sufficient intellectual property rights in our products;

•
our freedom to operate and intellectual property rights held by others, including United States Patent No. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and No. 8,8008,018 titled “Determination of Fetal Aneuploidies By Massive Parallel DNA Sequencing” and No. 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” assigned to Stanford and licensed to Verinata;

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the ability to implement and maintain controls and risk management measures as appropriate;

•
reliance on Sequenom CMM, which is subject to routine governmental oversight and inspections for continued operation pursuant to the Clinical Laboratory Improvement Amendments, or CLIA, to process tests ordered by physicians;

•
Sequenom CMM's ability to establish and maintain adequate infrastructure to support the continued commercialization of the MaterniT21 PLUS LDT and its testing services, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems including the laboratory information management system (LIMS), electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

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

•	the extent and success of Sequenom CMM's sales and marketing efforts and ability to drive adoption of its testing services, including the MaterniT21 PLUS test;

•	general changes or developments in the market for women's and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to license and protect our SEQureDx patented technology and our other technologies.
Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies (for example, Verinata), have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our research use only iPLEX products and MassARRAY system, and Sequenom CMM's LDTs (including the MaterniT21 PLUS test) from which we derive and expect to continue to derive a substantial portion of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.

Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes, and also include United States Patent Application Nos. 12/178,181, 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US 2012/0003637, and US2011/0318734), each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing,” and their foreign equivalents, and pending United States patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and its foreign equivalents, which we have exclusively in-licensed from CUHK and which include allowed claims covering noninvasive prenatal diagnostics for aneuploidy testing using massively parallel sequencing.
Our patent applications or those of our licensors may not result in the issuance of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. patent no. 8,008,018, licensed to Verinata. We expect that the USPTO may declare additional patent interferences including other pending patent applications or patents license to us and Verinata. We cannot assure that we will prevail in the current or any future interference proceedings involving our patent rights. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including Sequenom CMM's MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of United States Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of the United States Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the United States. In addition, Ariosa has sought to invalidate United States Patent No. 6,258,540 through a petition for inter partes review (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before The Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark office. On March 19, 2013 the PTAB ordered the commencement of inter partes review. As a result, our patents or those of our licensors, including United States Patent No. 6,258,540, could be narrowed or invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents.
The MaterniT21 PLUS test uses a sequencing platform instead of our proprietary MassARRAY system. While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform and we are also the licensee of patent applications, including the two patent applications mentioned above in-licensed from The CUHK, that contain allowed claims regarding the use of sequencing in prenatal diagnostics, we are also aware of other patents and patent applications that are owned or licensed by Verinata that contain the same and similar claims. We and Verinata have each independently requested that an interference proceeding be declared by the U.S. Patent and Trademark Office with respect to certain patent rights claimed by us and Verinata including the same or similar claims related to the use of sequencing in prenatal diagnostics. The U.S. Patent and Trademark Office is likely to declare an interference proceeding which would be expensive, a lengthy process, and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS test.
Also, in the Verinata complaint, Verinata and co-plaintiff Stanford have alleged our infringement of United States Patent Nos. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing” and 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” that include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. Challenging the validity of the '017 and '018 and '415 patents and defending against claims of infringement of those patents, or if we are forced to defend against any other asserted intellectual property right, is costly and diverts management's attention and resources. As a result of this lawsuit, we may have to develop costly alternative technology or enter into licensing agreements.

These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
Additionally, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular the first to file provisions, will not become effective until 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we have initiated interference proceedings, and we may initiate oppositions, reexaminations, inter partes review, or litigation against others. However, these activities are expensive, take significant time and divert management's attention from other business concerns. We may not prevail in these activities. If we are not successful in these activities, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize any of our diagnostic products that are dependent upon such technologies, including the MaterniT21 PLUS test. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.
We have restated our prior consolidated financial statements, which may lead to additional risks and costs.
As discussed in Note 2 to our consolidated financial statements included in Part II - Item 8 of this report, we have restated our consolidated financial statements as of and for the years ended December 31, 2011 and for the years ended December 31, 2011 and 2010, including the quarterly financial data in 2010 and 2011 and through September 30, 2012, following the identification of an error related to our classification of service related expenses. As a result of the restatement, we are subject to additional risks and may incur substantial unanticipated costs for accounting and legal fees.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to classification of service related expenses. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are actively engaged in implementing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees.

If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts, and we may compete with our suppliers which may adversely affect our business.
We have sourced or licensed components of our technology from other parties. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. In the event of any adverse developments with these vendors, our product supply may be interrupted, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts, including efforts to market and commercialize the MaterniT21 PLUS test. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, these negotiations are often unsuccessful or such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.
For example, Illumina, is the sole supplier of sequencers and certain consumables for Sequenom CMM's MaterniT21 PLUS test. The supply of sequencers and consumables to Sequenom CMM is provided under our supply agreement (and amendments thereto) with Illumina which expires in July 2016. In early 2013, Illumina completed its acquisition of Verinata, a provider of noninvasive tests for the identification of fetal chromosomal abnormalities and a direct competitor of Sequenom CMM and its MaterniT21 PLUS test. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. In view of Illumina's acquisition, we face risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, we face risk and uncertainty regarding the impact of the acquisition on Sequenom CMM's ability to compete with Verinata in the LDT marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with cost of goods for their competing test, and we face risk and uncertainty regarding our ability to renew the supply agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are attractive or acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations.
We and Sequenom CMM depend on third-party products and services and limited sources of supply to develop and manufacture our products.
We and Sequenom CMM rely on outside vendors to supply certain products and the components and materials used in our products and to provide us with certain services. Illumina is the sole supplier of sequencers and certain consumables for Sequenom CMM's MaterniT21 PLUS test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that Sequenom CMM is using for the MaterniT21 PLUS test, including whether such sequencers will meet our quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we need for the LDT. In the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business.
Many other products, components and materials, including blood collection tubes for Sequenom CMM's MaterniT21 PLUS test and the MassARRAY mass spectrometry system that is currently used for Sequenom CMM's cystic fibrosis carrier screen and fetal Rhesus D genotyping LDTs, are obtained from a single supplier or a limited group of suppliers and some also have lead-times of several months. Our consumables also include components provided by sole suppliers. Sequenom CMM uses a single logistics/courier service for the majority of patient samples submitted for its cystic fibrosis carrier screening test.
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
In the event of any adverse developments with these suppliers or vendors, our product supply may be interrupted and obtaining substitute components could be difficult or require us to re-design our products and assays which would have an adverse impact on our business. In the past, we have experienced quality problems with and delays in receiving components used to produce our consumable chips and quality issues with our chips, and also had technical difficulties with our pin-tool nanoliter dispenser device. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

•
the inability to obtain an adequate supply of properly functioning, required products, components, and materials due to capacity constraints, product defects, a discontinuance of a product by a supplier, or other supply constraints;

•	reduced control over quality and pricing of products, components, and materials;

•	delays and long lead times in receiving products, components, or materials from vendors; or

•	Sequenom CMM's inability to provide LDTs, including the MaterniT21 PLUS test, or to maintain or increase its capacity to do so.
Certain of Sequenom CMM's LDTs, including the MaterniT21 PLUS LDT, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, , or reimbursement may be significantly delayed, due to changes in billing codes (CPT codes), or otherwise, which may limit the demand for these tests by physicians and their patients.
Certain of Sequenom CMM's LDTs, or future LDTs which it intends to launch as a testing service, may not be deemed medically necessary or may otherwise not be subject to reimbursement by payors, which could affect demand for such tests by physicians.
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
The CMS a federal agency within the HHS, establishes reimbursement payment levels and coverage rules for Medicare. State Medicaid plans and third-party payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical validity for the use of our tests to each payor separately, with no assurance that approval will be obtained. If CMS or other third-party payors decide not to cover our diagnostic tests and LDTs, place significant restrictions on the use of our tests or LDTs, or offer inadequate payment amounts, our ability to generate revenues from our diagnostic tests or LDTs could be limited.
Even if one or more third-party payors decides to cover our tests or LDTs, that payor may reduce utilization or stop or lower reimbursement at any time, which could reduce our revenues. We are currently considered a “non-contracting provider” by most third party payors because we have not entered into a specific contract to provide our specialized testing services to their insured patients at specified rates of reimbursement. Without such contracts, we may not be able to obtain reimbursement for our tests or LDTs at acceptable rates, which could also reduce our revenues.
Reimbursement for diagnostic tests furnished to Medicare beneficiaries generally is made based on a fee schedule set by CMS using a statutory formula. In recent years, payments under these fee schedules have decreased and may decrease more. In addition, Medicare fee schedules are impacted by the billing codes selected for reporting services, and changes to certain laboratory billing codes for diagnostic tests, are being considered, which may affect payment levels. We cannot predict whether or when third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive. Clinicians or patients may decide not to order our tests if third-party reimbursement is inadequate, especially if ordering the test could result in financial liability for the patient, and reduced or discontinued purchases of our products would cause our revenues to decline.
Under the statutory formula for Medicare clinical laboratory fee schedule amounts, increases are made annually based on the Consumer Price Index for All Urban Consumers, or CPI-U, as of June 30 for the previous 12-month period. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA) (discussed below), which, among other things, imposed additional cuts to the Medicare reimbursement for clinical laboratories. The PPACA replaced the 0.5% cut enacted by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, with a “productivity adjustment” that will reduce the CPI-U update in payments for clinical laboratory tests. For 2012, the productivity adjustment was -1.2%. In addition, the PPACA includes a separate 1.75% reduction in the CPI-U update for clinical laboratories for the years 2011 through 2015. On February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation requires CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn will serve as a base for 2014 and subsequent years. Levels of reimbursement may continue to decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may harm the demand for and reimbursement available for our products, which in turn, could harm pricing and sales. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third-party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of reductions in the clinical laboratory fee schedule, certain third-party payors may also reduce reimbursement amounts.

In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for our customers to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. We cannot guarantee that any of our tests are or will be covered by the CPT codes that we believe may be applied to them or that any of our tests or other products will be approved for coverage or reimbursement by Medicare, Medicaid or any third-party payor. Our tests and the CPT codes we use may not qualify for Medicaid reimbursement in any or all of the 50 states.
In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. The 2013 physician fee schedule explains CMS' plans for new CPT codes applicable to molecular diagnostic tests. In 2011, the AMA adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis, meaning that reimbursement amounts for all relevant codes were added together. CMS delayed implementing the new codes in 2012, but did implement them beginning January 1, 2013, although without a fee schedule. These coding changes and lack of a CMS fee schedule could negatively affect our product pricing and the amount of and timing of carrier reimbursement.
Sequenom CMM's failure to establish enrollment in and obtain favorable payment policies from state Medicaid programs could result in a substantial portion of our services being unreimbursed and adversely affect our results of operations and financial condition.
Sequenom CMM has established enrollment in many Medicaid state programs. We are continuing our efforts to seek positive Medicaid payment policies in additional states. In those states where we are not enrolled in the Medicaid system, we do not receive reimbursement for our tests. If we are unable to receive reimbursement under state Medicaid programs, our opportunity for future revenues would be reduced, which would adversely affect our results of operations and financial condition.
Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenues, cash flow and profitability. We may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our molecular diagnostic tests.
Billing for clinical laboratory testing services is complex. Sequenom CMM generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. It has very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom CMM may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition. In the first quarter of 2013, Sequenom CMM entered into an agreement to transition its billing procedures from external to internal by hiring a new software vendor to assist Sequenom CMM in performing billing internally and provided notice of termination of its relationship with an external billing vendor. Sequenom CMM has very limited experience performing billing internally and working with this software vendor, and this may further increase risk in Sequenom CMM's collection efforts. Among the factors complicating our billing of third-party payors are:

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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which may have far-reaching consequences for most health care companies, including diagnostic companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. On June 28, 2012, the United States Supreme Court upheld the constitutionality of PPACA, excepting certain provisions that would have required states to expand their Medicaid programs or risk losing all of the state's Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety.
Although we cannot fully predict the many ways that health care reform might affect our business, the PPACA, as discussed above, includes two separate reductions in the reimbursement of clinical laboratory services under the clinical laboratory fee schedule. First, it includes a “productivity adjustment” (which was -1.2% for 2011 and 2012). Second, it includes an additional 1.75% reduction, the first of a series of such annual reductions effective from 2011 to 2015, which would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. In addition, the Middle Class Tax Relief and Job Creation Act of 2012 requires CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn will serve as a base for 2014 and subsequent years. These reimbursement cuts could adversely affect our business.
The PPACA includes expansions of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance. As discussed below, enforcement of any of these laws against our company could harm our business.
It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of additional government-sponsored health care insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for diagnostic tests and LDTs like ours, including Sequenom CMM's MaterniT21 PLUS test. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
Any health care reform measures adopted by the U.S. government and other governments could cause significant pressure on the pricing of health care products and services, including the MaterniT21 PLUS test, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce health care costs may compromise Sequenom CMM's ability to set prices at commercially attractive levels for its LDTs, including the MaterniT21 PLUS test, and other diagnostic tests and LDTs that we or Sequenom CMM may develop. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve profitability.
New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging for a number of reasons, including policies advanced by the U.S. government, new health care legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our and Sequenom CMM's ability to sell our diagnostic tests and LDTs, including the MaterniT21 PLUS test, profitably. Some of these proposed and implemented reforms could result in reduced utilization or reimbursement rates for our diagnostic products.
 If our production and laboratory facilities are damaged, our business would be seriously harmed.
Our only manufacturing facility for research use only genetic analysis products is located in San Diego, California, where Sequenom CMM also has a laboratory. Sequenom CMM has laboratory facilities in San Diego, California and Grand Rapids, Michigan, and is in the process of establishing a laboratory in North Carolina. Damage to our facilities due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.
Our wholly-owned subsidiary, Sequenom CMM, has limited experience operating a CLIA-certified laboratory and has limited capacity and infrastructure. Its ability to successfully develop and commercialize LDTs and to generate revenues will depend on its ability to successfully operate its CLIA-certified laboratory, establish and maintain necessary capacity, and maintain required regulatory licensures.
Sequenom CMM, our wholly-owned CLIA-certified laboratory, has developed, validated and commercialized four LDTs. Sequenom CMM launched its first LDT in 2009 and has limited experience operating a CLIA-certified laboratory. For future LDTs, if Sequenom CMM is unable to successfully develop and validate any new LDTs that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM's infrastructure, it is possible that it may not have adequate infrastructure and capacity in place to meet demand for its currently launched testing services or for the demand of future LDTs that it develops. In 2010 an additional Sequenom CMM laboratory in San Diego was established and a California clinical laboratory license was issued by the state to the San Diego laboratory in October 2010. A federal CLIA certification was issued by CMS. Sequenom CMM's ability to successfully develop and validate LDTs will depend on its ability to successfully operate and maintain required regulatory licensure. Sequenom CMM is in the process of establishing an additional CLIA-certified laboratory in North Carolina. We cannot provide assurances that Sequenom CMM will successfully qualify and begin operating the North Carolina laboratory or that it will have sufficient resources to continue its operation. Sequenom CMM currently performs its MaterniT21 PLUS test solely from its San Diego facility and unless and until its North Carolina facility is operational, Sequenom CMM faces significant risk in relying upon a single facility to meet demand for, perform, and generate revenues from the MaterniT21 PLUS test. Reliance upon a single facility presents significant risk to Sequenom CMM's operations in the event that its San Diego facility capacity is exceeded, or that its San Diego facility experiences production problems or delays.
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
If Sequenom CMM fails to maintain compliance with the CLIA requirements, CMS or state agencies could require Sequenom CMM to cease its testing services, including the MaterniT21 PLUS test. Even if it were possible for Sequenom CMM to bring its laboratory back into compliance after failure to comply with such requirements, Sequenom CMM could incur significant expenses and potentially lose revenues in doing so.
Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of Sequenom CMM's testing services and in the design, manufacture and marketing of our products and Sequenom CMM's testing services could adversely affect the results of our operations and adversely impact our reputation.
The provision of clinical testing services, including the MaterniT21 PLUS test, and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we and Sequenom CMM provide and the products that we and Sequenom CMM design, manufacture and market are intended to provide information for health care providers in providing patient care. Therefore, users of such services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes, such as research.
Manufacturing or design defects, incomplete process controls, unexpected failure modes, unanticipated use of our or Sequenom CMM's services or products, or inadequate disclosure of information (including associated risks or limitations) relating to the use of the services or products can lead to injury or other adverse events, including production disruptions, backorders, or incorrect clinical testing results. These events could lead to recalls or safety alerts relating to our or Sequenom CMM's services or products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of services or products from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our or Sequenom CMM's LDTs. Personal injuries relating to the use of our or Sequenom CMM's services or products can also result in product liability claims being brought against us.
We have limited experience and rely on technology provided by third parties for commercialization of our products.
Sequenom CMM's noninvasive prenatal and other molecular diagnostic LDTs are relatively new in the marketplace. Additionally, we continue to develop new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY system and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and commercializing sequencing-based technology and rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including the MaterniT21 PLUS test.
You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we and Sequenom CMM may not:

•	effectively execute on or focus our research and development efforts;

•	properly model new opportunities to ensure appropriate resource allocation;

•	create new products that are appropriately developed to meet customer needs;

•	perform adequate and timely validation testing of such products and applications;

•	effectively assess and meet regulatory requirements in the United States and other countries;

•	ensure appropriate communication between different departments responsible for commercialization activities;

•	implement effective product launch, sales, or reimbursement strategies;

•	effectively design and manufacture products that achieve commercial success; or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.
Despite its ability to commercialize the MaterniT21 PLUS test, Sequenom CMM may face setbacks in the development and validation of other noninvasive prenatal and molecular diagnostic LDTs.
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
Sequenom CMM will need to expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS LDT, to expand geographically, and to successfully commercialize any other diagnostic tests it may develop.
Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required to attain significant commercial success for the MaterniT21 PLUS test, to expand its geographic presence, and to successfully commercialize any other diagnostic tests it may develop. In order to increase sales of the MaterniT21 PLUS test, Sequenom CMM will need to continue to:

•	expand its direct sales force in the United States by recruiting additional sales representatives in selected markets;

•	enter into collaborative relationships with third parties to expand sales and marketing reach and frequency;

•
educate clinicians, other health care professionals, clinical diagnostic laboratories, health care thought leaders, network providers, and third-party payors regarding the clinical benefits and cost-effectiveness of the MaterniT21 PLUS test;

•	expand the number of clinical diagnostic laboratory and hospital laboratory customers; and

•	establish, expand, and manage sales and reimbursement arrangements with third parties, such as insurance companies and network providers.

Sequenom CMM has limited experience in selling and marketing the MaterniT21 PLUS test. Sequenom CMM may need to hire additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. Sequenom CMM faces competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If Sequenom CMM is unable to hire and retain qualified sales and marketing personnel, our business will suffer. If Sequenom CMM is not able to successfully implement our marketing, sales, reimbursement, and commercialization strategies, Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS test, obtain adequate levels of reimbursement, or successfully commercialize any future LDTs that it may develop.
Our operating results may fluctuate significantly.
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	Sequenom CMM's success in providing its diagnostic testing services, including the MaterniT21 PLUS test, and the level of reimbursement and collection obtained for these tests;

•	the timing and pricing of our products and services, including new product or service offerings, and those of our competitors;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability, if necessary, to raise additional capital;

•
our success in manufacturing, marketing and selling, and changes in the demand for, our products and services, including our research use only MassARRAY system and iPLEX multiplex genotyping application and other applications and related consumables, genetic content panels and related consumables, and demand for products and services for DNA methylation (epigenetic analysis) and other applications;

•	the amount of royalties that we are required to pay to third parties in connection with the sale of certain of our products and services and Sequenom CMM's testing services;

•	our success in collecting payments from third-party payors, customers, and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

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

•	our research and development progress, including Sequenom CMM's ability to develop and validate improved or new LDTs, and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the MassARRAY system, consumable chips, also known as SpectroCHIP, oligonucleotides, reagents and related components and technologies;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies and/or alternative suppliers;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic test that we develop in the future; and

•	the amount of any legal expenses, settlement payments, fines or damages arising from litigation generally and the extent to which it is not covered by insurance.
Further, our revenues and operating results are difficult to predict because we do not have sufficient history to forecast revenues reliably for Sequenom CMM's tests, including the MaterniT21 PLUS test, and also because our revenues and operating results depend on the number, timing, and type of MassARRAY system placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. The absence of or delay in reimbursement for Sequenom CMM's testing services and generating revenues has had and will continue to have a significant adverse effect on our operating results from period to period and will result in increased operating losses unless and until such reimbursement is established, at sufficient levels to cover our costs. Changes in the relative mix of our MassARRAY system and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors in some countries.

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
Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 24% of our total revenues for the year ended December 31, 2012, compared to 45% for the year ended December 31, 2011. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers' level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using iPLEX applications;

•	the availability and adoption of new technologies and applications provided by our competitors;

•	a failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel in the use of our products;

•	the acceptance of our technology by our customers;

•	any negative publicity with respect to the lawsuit filed by our former chief financial officer or other litigation or developments or events in our prenatal diagnostic and other programs;

•	uncertainty about our ability to fund operations and supply products and services to customers;

•	unstable, weak, or deteriorating economic conditions and fiscal policies or changes in fiscal policies that negatively impact customer buying decisions;

•	competition from other products and service providers or failure of our products or applications or services;

•	negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP; or

•	our ability to maintain suppliers for components for the MassARRAY system.
Our increased leverage as a result of our issuance of the 5% Senior Convertible Notes due October 2017 may harm our financial condition and results of operations.
Our total consolidated long-term debt and obligations as of December 31, 2012, which includes the 5% Senior Convertible Notes due October 2017, or Senior Convertible Notes, was $154.6 million and represented approximately 76% of our total capitalization as of that date.
Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the convertible senior notes and our other outstanding debt;

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

•
placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and

•	limiting our ability to obtain additional financing.
Each of these factors may have a material and adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Senior Convertible Notes and our other indebtedness.
We may not be able to generate enough cash flow from our operations to service our indebtedness.

We have a significant amount of indebtedness. In September 2012, we completed the sale of $130.0 million of our 5% Convertible Senior Notes due in 2017. Our ability to make payments on, and to refinance, our indebtedness, including the Senior Convertible Notes, and to fund planned commercialization efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. Historically, our business has generated losses and we may never become profitable. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it will increase our interest expense, our leverage and our operating and financial costs. In addition, the terms of the indenture governing the Senior Convertible Notes restricts our ability to incur additional debt, and the agreements governing our other existing or future indebtedness may restrict us from adopting any of these alternatives. We may not be able to execute any of these actions on commercially reasonable terms or at all.
The Senior Convertible Notes also include a provision whereby upon a “fundamental change”, which is defined in the indenture related to the Senior Convertible Notes, holders of the Senior Convertible Notes may require us to repurchase, for cash, all or a portion of their Senior Convertible Notes. We may not have sufficient funds to pay the interest or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. These agreements may also make our repurchase of Senior Convertible Notes an event of default under the agreements.
If we fail to make any required payments under our indebtedness, or otherwise breach the terms of our indebtedness, including the Senior Convertible Notes, all or a substantial portion of our indebtedness could be subject to acceleration. In such a situation, it is unlikely we would be able to repay the accelerated debt, which would have a material adverse impact on our business, results of operations and financial condition.
If we fail to generate enough cash flow from our operations or otherwise obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to cease or reduce further commercialization efforts or delay or terminate some or all of our product development programs.
We expect to continue to incur losses for at least through the year ending December 31, 2013 and may have to raise additional cash to fund our planned operations.
Our cash, cash equivalents, and current marketable securities were $175.9 million as of December 31, 2012. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections for our commercialized tests and products sales and services will be sufficient to fund our operating expenses and capital requirements through at least the next twelve months. Sequenom CMM is continuing to expand its operations following commercialization of the MaterniT21 PLUS test and its research and development activities related to improvements to current tests and expansion of its LDT menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required for it to attain significant commercial success for the MaterniT21 PLUS test. If we or Sequenom CMM are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we and Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future LDTs or diagnostic tests that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
We may need to raise additional funds in the future to support expanding commercialization of the MaterniT21 PLUS test and continued development and commercialization of our proprietary technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities.
The amount of additional funds we may need depends on many factors, including:

•	the degree to which our costs and expenses exceed our revenues;

•	Sequenom CMM's success selling and marketing the MaterniT21 PLUS test and the level of reimbursement and collections from third-party payors;

•
Sequenom CMM's success in generating revenues from its testing services for cystic fibrosis carrier screening, fetal Rhesus D genotyping, and age-related macular degeneration, and the level of collections and reimbursement for these and future tests;

•	our success in selling our MassARRAY system, ancillary reagents, software and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	the level of our selling, general, and administrative expenses;

•	our obligation to pay royalties to third-parties in connection with the sale of our tests;

•
our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including genetic analysis technology, molecular diagnostics and noninvasive prenatal diagnostic technology and the acquisition and/or licensing of third-party intellectual property rights;

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining regulatory clearance or approval to market our diagnostic products in various countries, including the United States;

•	Sequenom CMM's success in validating additional diagnostic tests and the levels of clinical performance achieved;

•	Sequenom CMM's success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in the research and development in our genetic analysis business;

•
the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•	the level of our legal expenses and any damages or settlement payments arising from ongoing or new patent related litigation;

•
the amount of any legal expenses, settlement payments, fines or damages arising from the lawsuit filed by our former chief financial officer and any future investigation or litigation and the extent to which any of the foregoing is not covered by insurance;

•	the dilution from any issuance of securities, whether in connection with future capital-raising or acquisition transactions, the settlement of litigation, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	compliance with corporate governance and regulatory developments or initiatives;

•	regulatory changes by the FDA, CMS and other worldwide regulatory authorities; and

•	technological developments in our markets.
Additional financing may not be available in amounts or on terms satisfactory to us or at all. General market conditions, the market price of our common stock, our financial condition, uncertainty about the successful commercialization and development of other LDTs and diagnostic tests, regulatory developments, the uncertainty regarding the results of ongoing litigation matters, the status and scope of our patent rights or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.
The development of new, more cost-effective tests that can be performed by our customers or by patients, or the internalization of testing by hospitals or physicians, could negatively impact our testing volume and revenues.
Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as point-of-care tests that can be performed by physicians in their offices, esoteric tests that can be performed by hospitals in their own laboratories or home testing that can be performed by patients in their homes. Although CLIA compliance makes it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests cleared or approved by the FDA for home use are automatically deemed to be exempt under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits cleared or approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers could reduce the demand for Sequenom CMM's testing services and negatively impact our revenues. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances.
Our revenues are subject to risks faced by our customers and potential customers.
We expect that our revenues throughout 2013 and perhaps thereafter, will include a large contribution from MassARRAY systems and consumables sales provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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
We have a history of generating a large percentage of our Genetic Analysis revenue at the end of each quarterly accounting period and quarterly revenues from our molecular diagnostics segment through Sequenom CMM may be difficult to predict.
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
Additionally, Sequenom CMM started commercializing the MaterniT21 PLUS test in the fourth quarter of 2011. We may be unable to accurately predict quarterly revenues relating to the MaterniT21 PLUS test due to our limited sales history and Sequenom CMM's limited experience in marketing and commercializing and obtaining reimbursement for laboratory testing services.
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
Uncertainty regarding the development of new LDTs and diagnostic tests could materially adversely affect our and Sequenom CMM's business, financial condition, and results of operations.
We and Sequenom CMM are continuing to focus research and development efforts on LDTs and diagnostic tests, in addition to improvements and additions to current LDTs, including the MaterniT21 PLUS LDT. The launch of any other diagnostic test will require the completion of certain clinical development and commercialization activities, and may include the efforts of collaborative partners on which we sometimes rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other LDT or diagnostic test or that we will be able to establish or maintain the collaborative relationships (if any collaborators are involved) that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient samples and we may not be able to use prior collected samples or collect a sufficient number of appropriate samples in a timely manner in the future to complete clinical development for any planned LDT or diagnostic test. Patient samples for clinical development for noninvasive prenatal tests may be unavailable or available only in limited quantities due to an increased number of competitive parties seeking such samples. Also, as noninvasive testing increases in popularity and invasive testing (such as amniocentesis) potentially declines over time, less patient samples for clinical development become available that include confirmatory data from an invasive procedure such as amniocentesis. Failure to possess or to collect a sufficient number of appropriate samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, or launch any of our planned LDTs or diagnostic tests. Any failure to complete on-going clinical studies for our planned LDTs and diagnostic tests could have material adverse effects on our business, operating results or financial condition.
We may not successfully obtain, or maintain, regulatory approval of any noninvasive prenatal or other product which we or our licensing or collaborative partners develop.
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
The FDA currently regulates IVD devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. Historically the FDA has exercised enforcement discretion and exempted from regulation LDTs created and used within a single laboratory. LDTs have included a broad range of test types, from routine blood tests to complex genomic assays that seek to predict disease risk or a patient's response to treatment. The FDA has emphasized that its policy was to regulate LDTs in a way that would not inhibit the development of such tests or diminish the contribution they make to public health. Although LDTs to date have not been subject to FDA regulation, certification of the laboratory is required under CLIA to ensure the accuracy and reliability of all laboratory testing, except research, on human specimens through a quality assurance program, which includes standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management and quality control procedures. In addition, state laboratory licensing and inspection requirements may also apply. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of laboratories, the FDA has been reviewing their approach to the oversight of LDTs, and the regulations, guidance or FDA enforcement of existing regulations and guidance may undergo change in the future.
In addition, we received correspondence from the FDA, in a letter dated August 29, 2012, which requested clarification from us on the differences between our SEQureDx Trisomy 21 Test, for which we had requested the FDA's feedback on studies needed to support premarket approval, and the currently marketed MaterniT21 PLUS test. The letter also requested a response as to why we believe that our MaterniT21 PLUS test does not require FDA clearance or approval. We responded to the FDA, by a letter dated September 3, 2012, which focused on the MaterniT21 PLUS test meeting the definition of an LDT subject to FDA's enforcement discretion policy regarding LDTs and the distinction between the MaterniT21 PLUS LDT and the SEQureDx Trisomy 21 Test subject to FDA review as an IVD test for use by multiple laboratories. Further, we stated that the MaterniT21 PLUS test was developed and is commercialized by our wholly-owned subsidiary, Sequenom CMM, and is offered as a testing service to ordering physicians solely by Sequenom CMM, Sequenom CMM has adhered to all requirements for commercialization of the MaterniT21 PLUS test, including verification, analytical validation and clinical validation for its intended use, and Sequenom CMM is accredited by CAP and certified as a “high complexity” laboratory under CLIA subject to on-going inspection under CLIA. We held a follow up discussion with the FDA on the matter, the FDA requested additional information, and we continue to cooperate with the FDA. Although we believe that we have adequately addressed the questions raised in the FDA's letter, we have no assurance that the FDA will agree with our responses or of the outcome of our follow up discussions with the FDA on this topic, or that the FDA will not take further action in connection with this matter that could include, among other things, a requirement that we cease offering the MaterniT21PLUS test as an LDT without premarket approval.
We cannot predict the extent of the FDA's future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. If Sequenom CMM is unable to successfully launch any additional LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any of its products or services, its ability to generate revenue from providing such products may be delayed and it may never be able to generate significant revenues from providing diagnostic products.
The results of preclinical and clinical studies are not necessarily predictive of future results, and our current diagnostic products and product candidates may not have favorable results in later studies.
We intend to publish results of certain of our studies, and have published studies of Sequenom CMM's LDTs, and there can be no assurance that such results when published will be viewed favorably by clinicians, patients or investors. In addition, Sequenom CMM's scientific collaborators and other third parties may also publish results relating to their own studies. There can be no assurance that the results of their studies when published will be viewed favorably. If such results are not viewed favorably after publication, it could have a negative impact on the perception of Sequenom CMM's technology and its LDTs.
Performance achieved in published studies may not be repeated in later studies that would be required to obtain either premarket approval or premarket clearance from the FDA. Limited results from earlier-stage validation studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization.
We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, including noninvasive prenatal diagnostic products, or other products using our equipment, services, or discoveries.
Development of LDTs, including the MaterniT21 PLUS test, or other LDTs developed by Sequenom CMM, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

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
If a licensee discovers or develops diagnostic or other products or we or Sequenom CMM or a collaborator, discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator, referred to as partner, for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenue and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we or our partners fail to develop successful products, we will not earn the revenues contemplated and we could lose license rights to intellectual property that are required to commercialize such products. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.
We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.
We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 and foreign equivalents), from The CUHK (United States Patent Application Nos. 12/178,181 and 13/417,119 (published, respectively, as U.S. Publication Nos. 20090029377 and 20120208708) and foreign equivalents, and exclusive rights we have acquired related to our development and commercialization of Sequenom CMM's test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years, and other rights we have acquired to potentially expand our product portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business. If there is any dispute between us and Isis regarding our rights under our license agreement with Isis, our and Sequenom CMM's ability to exclusively commercialize noninvasive prenatal diagnostic tests and LDTs, including the MaterniT21 PLUS test, may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these tests.
We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully generate any milestone, royalty, or other revenue from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenue or only generate limited revenue from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business, including our ability to generate revenue from the MaterniT21 PLUS test.
In addition, our government grants provide the government certain license rights to inventions resulting from funded work. Our business could be harmed if the government exercises those rights.

The agreements and rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable others to use our technology and reduce our ability to compete with them.
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
We are subject to various federal, state and local laws targeting fraud and abuse in the health care industry, including anti-kickback and false claims laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes to provide that, effective March 23, 2010, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the HHS Office of Inspector General, or OIG, to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure health care providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other healthcare programs. Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Government officials have brought cases against numerous companies and certain sales and marketing personnel for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.
In addition to the Anti-Kickback Statute, we are also subject to the physician self-referral laws, commonly referred to as the Stark law, which generally prohibits physicians from referring Medicare patients to providers of “designated health services,” including clinical laboratories, with whom the physician or the physician's immediate family member has an ownership interest or compensation arrangement, unless an applicable exception applies. The Stark law is a strict liability statute, meaning that a violation may occur regardless of the parties' intent. Moreover, many states have adopted or are considering adopting similar laws, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of the payment for the patient's care. Penalties for violations of the Stark law include denial of payment, refund of payment, imposition of up to $15,000 in civil monetary penalties for each claim submitted in violation of the law, up to $100,000 in civil monetary penalties for each “arrangement or scheme” that violates the law, a civil monetary penalty of three times the amount claimed, and exclusion from participation in the Medicare program and/or other government health programs. If it is determined that certain of our practices or operations violate the Stark law or similar statutes, the imposition of any such penalties could harm our business.

Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act's “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of, among other things, inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Also, HIPAA created several new federal crimes, including health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or under the federal crimes created by HIPAA, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.
Federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Ethical, privacy, or other concerns about the use of genetic information could reduce demand for our products and services.
Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing, including the MaterniT21 PLUS LDT, or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted and may lead to negative public relations. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.
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
The U.S. Patent and Trademark Office has issued patents claiming single SNP and gene discoveries and their related associations and functions. The law is evolving and the validity of those types of patents has been and continues to be unclear. If certain SNPs and genes are patented, the validity of such patents types of patent is unclear and it is uncertain whether we may need to obtain rights to those SNPs and genes to develop, use, and sell related assays and other types of products or services utilizing such SNPs and genes. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes claimed under valid patents, we might never achieve significant revenue from our diagnostic product development.
If the medical relevance of SNPs or other genetic variation is not demonstrated or is not recognized by others, we may have less demand for our products and services and may have less opportunity to enter into diagnostic product development and commercialization collaborations with others.
Some of the products we hope to develop involve new and unproven approaches or involve applications in markets that we are only beginning to explore. They are based on the assumption that information about genes and SNPs may help scientists better understand conditions or complex disease processes. Scientists generally have a limited understanding of the role of genes and SNPs in diseases. We cannot be certain that genetic information will play a key role in the development of diagnostics or other products in the future, or that any genetic-based findings would be accepted by diagnostic, pharmaceutical, or biotechnology companies or by any other potential market or industry segment. If we or our customers or collaborators are unable to generate valuable information that can be used to develop diagnostics or other products, the demand for our products, applications, and services will be reduced and our business will be harmed.
We may not be able to successfully adapt or maintain our products for commercial applications.
A number of potential applications of our MassARRAY technology and potential products, including research use only and diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization and scale-up of such products and applications. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our products or applications, such as epigenetic analysis or iPLEX multiplex genotyping applications, or genetic content panels and their related consumables, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed.
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
If we do not effectively manage our business as it grows and evolves, it could affect our internal operations as well as our ability to pursue opportunities and expand our business.
As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and may impact our ability to maintain effective internal controls for financial reporting.  In addition, evolution in our business, particularly our transition to developing and commercializing molecular diagnostic tests, has placed and may continue to place a significant strain on our personnel, facilities, management systems, information technology infrastructure, disclosure controls, internal controls and resources. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products, or fail to take other necessary action to maintain close coordination among our various departments, our ability to execute on our business plan, maintain our credibility, pursue business opportunities, maintain and expand our business, and sell our products and applications in new markets may be adversely affected.
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
The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, laboratory, CLIA laboratory, and technical personnel, for our future success. Competition for highly skilled personnel is intense, in particular for licensed laboratory technicians in the state of California, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. When we seek to hire personnel to fill open positions, we may be unable to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. If we lose key employees, scientists, physician collaborators or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.
Our success is dependent on the performance of our executive officers and key employees, and any accident or disability suffered by an executive officer or key employee could adversely impact our business.
Our business and operations are substantially dependent on the performance of our executive officers and key employees. If an executive officer is incapacitated or disabled by accident, sickness or otherwise so as to render such individual mentally or physically incapable of performing the services and duties required to be performed by such individual, it may adversely impact our results of operations and financial condition.
We incur significant costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.
As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.
We are subject to risks associated with our foreign operations.
We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 57% of our genetic analysis segment sales were made outside of the United States during the year ended December 31, 2012. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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
In addition, our international operations are subject to additional laws and regulations that could result in increased operational costs. For example, the European Union is currently in the midst of reviewing updates to the EU Privacy Directive that would result in additional requirements and costs if passed, such as the appointment of a dedicated privacy officer and increased civil and criminal penalties in the event of any loss or unauthorized disclosure of private information related to any resident of the EU.
We must be in compliance with state and federal security and privacy regulations, which may increase our operational costs.
The privacy and security regulations under HIPAA establish comprehensive federal standards with respect to the uses and disclosures of PHI by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, without limitation:

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
The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which became effective on February 17, 2010, makes HIPAA's privacy and security standards directly applicable to “business associates”-independent contractors or agents of covered entities that have access to protected health information in connection with providing a service on behalf of a covered entity. We are a covered entity and also a business associate of our covered entity customers. Among other things, HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions.
As Sequenom CMM expands its business it must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase its operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Sequenom CMM has evaluated the security of its computer networks and determined that appropriate measures are in place to safeguard PHI contained on such networks. However, no security system is invulnerable to breach, and unauthorized persons may in the future be able to exploit weaknesses in the security systems of Sequenom CMM's computer networks and gain access to such PHI. Additionally, Sequenom CMM shares PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors' computer networks. Any wrongful use or disclosure of PHI by Sequenom CMM or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom CMM's or its third-party contractors' computer networks, could subject us and Sequenom CMM to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, Sequenom CMM also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by Sequenom CMM or its third-party contractors.
In addition, different States and foreign nations, such as the European Union, also impose certain requirements on the collection of all types of personal information. For example, the European Union Privacy Directive requires that we adhere to certain “safe harbor” requirements with respect to any personal information of a European resident or customer while various states in the US have implemented equally restrictive requirements, such as 201 CMR 17.00, which requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. As a business that operates both internationally and across all fifty States, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by Sequenom CMM or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom CMM's or its third-party contractors' computer networks, could subject us and Sequenom CMM to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers and loss of EU Safe harbor certification.
Security threats to our IT infrastructure and/or our physical buildings could expose us to liability, and damage our reputation and business.
It is essential to our business strategy that our technology and network infrastructure and our physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. As a leader in the field of molecular diagnostic testing and genetics analysis, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our research, products and services, misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. Despite security measures, we also cannot guarantee security of our physical buildings. If successful, physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, and harm our relationship with customers and partners that are affected, and expose us to financial liability. We maintain cyber security risk insurance coverage, however any uncovered claim or a claim in excess of our insurance coverage would have to be paid out of our cash reserves, which could have a detrimental effect on our financial condition. It is difficult to determine whether we have sufficient insurance coverage to cover potential claims. Also, we may not be able to procure or maintain insurance policies with desirable levels of coverage on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant claims, which could hurt our reputation and our financial condition.
We may not have adequate insurance if we become subject to product liability or other claims.
Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and Sequenom CMM and our partners and collaborators expand commercialization of our research use only products and Sequenom CMM's LDTs including the MaterniT21 PLUS test. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $20.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant product liability claims, which could hurt our reputation and our financial condition.
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
In September 2010, we were served with a complaint in a lawsuit filed by our former chief financial officer. He has asserted various claims against us, our chief executive officer, our executive vice president and one of our directors arising out of his resignation in September 2009. Although we intend to continue to vigorously defend such claims, there is no guarantee that we will be successful and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. We may be required to issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in connection with future settlements, which would result in additional dilution to our stockholders. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
Hostile takeover bids and unsolicited offers could adversely impact our value and cause the trading price of our common stock to fall.
The current economic environment may encourage potential acquirers to make unsolicited and underpriced offers to acquire our business. If we are the target of a hostile takeover bid or unsolicited offer that undervalues our company, such hostile takeover bid or unsolicited offer may adversely impact public perception of the value of our company, which could cause the trading price of our common stock to fall. In addition, such hostile takeover bids or unsolicited offers may distract management and result in other adverse effects on our business and operations.

Our stock price has been and may continue to be volatile, and your investment could suffer a decline in value.
The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	our ability to generate cash flow and continue as a going concern;

•	actual or anticipated variations in quarterly and annual operating results;

•
announcements regarding technological innovations, intellectual property rights, the outcome of patent litigation, research and development progress or setbacks, or product launches by us or our competitors;

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	the success of validation studies for Sequenom CMM's LDTs under development and its ability to continue to publish study results in peer-reviewed journals;

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
The stock market in general, The NASDAQ Global Select Market, and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may expose us to potential securities class-action litigation.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
We are headquartered in San Diego, California, with wholly-owned subsidiaries located in Hamburg, Germany, Hong Kong, and Tokyo, Japan. We have offices in Queensland, Australia and Beijing, China. Sequenom CMM has laboratory locations in San Diego, California, Grand Rapids, Michigan, and Raleigh-Durham, North Carolina. Collectively, we lease approximately 199,000 square feet under leases that expire at various dates through December 2016, each of which contains laboratory, office, manufacturing, or storage facilities.
The San Diego site is our company headquarters and houses our selling, general, and administrative offices, research and development facilities, and manufacturing operations. The San Diego site consists of three buildings, one of which was added in early 2013. The site in Hamburg, Germany, is used to support sales and distribution in Europe. The site in Hong Kong is used for sales and support activities performed in Asia. The site in Tokyo, Japan, is used for sales and support activities performed in Japan. Sequenom CMM's locations in Grand Rapids, Michigan, and San Diego, California, house its CLIA-certified, CAP accredited molecular diagnostics laboratory and selling, general and administrative offices, and the location in North Carolina is intended to provide additional laboratory space upon certification, which is expected in 2013. We believe our facilities are adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., or Aria, in the United States District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis Innovation Limited, or Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Aria responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under United States patent laws. In March 2012 we filed a motion against Aria for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the order denying the preliminary injunction motion. Appellate briefs have been filed, oral argument took place on January 9, 2013, and the appeal is pending. We intend to vigorously defend against the judicial declaration sought by Aria in its complaint and intend to vigorously pursue our claims against Aria for damages and injunctive relief. In January 2012, we filed a separate complaint against defendant Aria in the United States District Court for the Southern District of California (the Southern District Complaint) alleging that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California.
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
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415 entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no.

US2011/0318734). We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief.
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs ArcticDx, Inc., or ArcticDx, ArcticAx, Inc., or ArcticAx, and ArcticAx US Ltd. (together with ArcticDx and ArcticAx, collectively referred to as Arctic) in the United States District Court for the Eastern District of Texas, case no. 2:12-cv-00081-JRG-RSP. In the complaint (i) ArcticDx alleges that we and Sequenom CMM, by performing its RetnaGene AMD test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years,, have and continue to directly infringe U.S. Patent No. 8,114,592, which ArcticDx has exclusively licensed from Cambridge Enterprise Limited and seeks unspecified damages and injunctive relief, (ii) Arctic seeks a judicial declaration that activities related to its Macula Risk genetic test for the indication of individuals with AMD do not directly or indirectly infringe any claim of U.S. Patent No. 8,053,190 (the '190 Patent), U.S. Patent No. 7,867,727 (the '727 Patent), U.S. Patent No. 7,695,909 (the '909 Patent), U.S. Patent No. 7,351,524 (the '524 Patent), and U.S. Patent No. 8,088,579 (the '579 Patent), all of which we have exclusively in-licensed from Optherion, Inc., and (iii) Arctic seeks a judicial declaration that the claims of the '190 Patent, the '727 Patent, the '909 Patent, the '524 Patent, and the '579 Patent (collectively the DJ Patents) are invalid for failure to comply with the requirements of the patent laws of the United States. In May 2012, we filed a motion to dismiss the declaratory judgment causes of action as to each of the DJ Patents for lack of case or controversy and a motion to transfer the case to the United States District Court for the Southern District of California. On November 8, 2012, we, Sequenom CMM, and Arctic entered into a confidential settlement agreement to dismiss the case with prejudice, and have submitted to the United District Court for the Eastern District of Texas a mutual consent judgment and request for dismissal of the case with prejudice. On November 16, 2012, the Court entered the consent judgment and dismissed the case with prejudice. In the opinion of management, the terms of the settlement are immaterial with respect to our consolidated financial position, liquidity, and results of operations.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California and on December 19, 2012, the Petition for Review was denied. On January 7, 2013, we and the individual defendants filed an answer to the complaint. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On January 7, 2013, we filed a cross-complaint against Mr. Hawran for breach of fiduciary duty and a demand for unspecified damages. Mr. Hawran subsequently made a demand to us for indemnity under contact and by law for legal fees and expenses in connection with his defense of the cross-complaint.
In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims related to our products, tests, and services, including our laboratory developed test services. These other matters are, in the opinion of management, immaterial with respect to our consolidated financial position, liquidity, or results of operations.
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
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Global Select Market under the symbol “SQNM.” The following tables set forth the high and low sales prices for the Company's common stock as reported on The NASDAQ Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2012:
Fourth Quarter	$5.05	$3.02
Third Quarter	$4.19	$2.65
Second Quarter	$5.83	$3.46
First Quarter	$5.36	$3.58
Year ended December 31, 2011:
Fourth Quarter	$5.56	$3.59
Third Quarter	$7.90	$5.10
Second Quarter	$8.54	$6.49
First Quarter	$7.85	$5.56
Holders
There were approximately 305 holders of record of our common stock as of March 4, 2013.
Dividends
We have never paid cash dividends and do not anticipate any being paid in the foreseeable future. The indentures for our 5.00% convertible senior notes due 2017, which notes are convertible into cash and, in certain circumstances, shares of our common stock, require us to increase the conversion rate applicable to the notes if we pay any cash dividends.
Securities authorized for issuance under equity compensation plans
A description of our equity compensation plans is set forth in Note 10 Stock Compensation Plans to the consolidated financial statements.

Performance Graph*
The following graph compares the cumulative total stockholder return on our common stock between December 31, 2007 and December 31, 2012 with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the NASDAQ Global Select Index and (iii) the NASDAQ Biotechnology Index, over the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN**

Among Sequenom, Inc., the NASDAQ Composite Index, the NASDAQ Global Select Index, and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
Sequenom, Inc.
NASDAQ Composite
NASDAQ Global Select
NASDAQ Biotechnology

**$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

* This section is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof without regard to any general incorporation language in any such filing.

Item 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.
The information presented in the following table has been restated for the following:

(1)
To correct in 2011, 2010, 2009 and 2008 the classification of costs related to certain personnel that support genetic analysis services revenue as cost of revenue. These costs were previously reported in selling and marketing expense.

(2)
To correct in 2011 the classification of certain selling and marketing expenses for the Medical Affairs and Scientific Affairs departments that support our selling efforts for our diagnostic testing services. These costs were previously reported in research and development expense.

(3)
To correct the accounting for our North Carolina lease entered into in November 2011 whereby the Company is determined to be the deemed owner of the building for accounting purposes and therefore required to capitalize the building and the related obligation. We previously accounted for the lease as an operating lease.

(4)
To recognize the foreign currency translation gains and losses of one of our international subsidiaries in the consolidated statements of operations for the periods in which such gains and losses occurred. We previously incorrectly recorded these transactions in equity in the period in which they occurred.

(5)	To correct for overstated stock-based compensation expense in 2008 and 2009 related to certain restricted stock units issued in 2008 and 2009.

(6)	To increase the accrual for warranty labor costs as of December 31, 2007 by $0.2 million.
These errors are more fully described in Note 2, Restatement of Previously Issued Consolidated Financial Statements in Part II, Item 8.

	Years ended December 31,
		2011	2010	2009	2008
(in thousands, except per share data)	2012	As Restated

Consolidated statements of operations data
Revenues:
Diagnostic services	$46,457	$8,319	$2,554	$94	$—
Genetic analysis product sales and services	43,240	47,588	44,905	37,769	47,149
Total revenues	89,697	55,907	47,459	37,863	47,149
Cost of revenues:
Cost of diagnostic services	47,283	10,031	3,965	412	—
Cost of genetic analysis product sales and services	15,025	16,360	18,306	16,986	22,094
Total cost of revenues	62,308	26,391	22,271	17,398	22,094
Gross margin	27,389	29,516	25,188	20,465	25,055
Litigation settlement, net(1)	—	—	55,384	—	—
Net loss	$(117,029)	$(74,134)	$(120,844)	$(70,528)	$(43,472)
Net loss per share, basic and diluted	$(1.03)	$(0.75)	$(1.69)	$(1.15)	$(0.82)

	As of December 31,
		2011	2010	2009	2008
	2012	As Restated

Consolidated balance sheet data
Cash, cash equivalents, and marketable securities	$175,942	$84,216	$135,480	$42,681	$104,077
Working capital	146,184	74,124	132,088	45,194	103,014
Total assets	248,955	139,820	174,279	86,645	140,484
Total long-term obligations, net of current portion(2)(4)	147,041	17,433	902	1,837	574
Total stockholders' equity(2)(3)	48,007	91,179	150,500	63,426	115,981

(1)
Litigation settlement expense, net, during the year ended December 31, 2010 of $55.4 million represents $0.3 million paid in cash and the issuance of 7,016,743 shares of our common stock with an aggregate fair value of $55.1 million in settlement of consolidated class action securities lawsuits and payment of related plaintiffs' attorneys' fees.

(2)
In September 2012, we issued $130.0 million aggregate principal amount of 5.00% Senior Convertible Notes due 2017 and received net proceeds of $124.7 million. In January 2012, we completed an underwritten public offering of 14,950,000 shares of our common stock for $4.15 per share, resulting in net proceeds of $58.2 million.

(3)
During the year ended December 31, 2010 we completed an underwritten public offering and a private placement of 16,100,000 and 12,435,000 shares of our common stock for $6.00 per share and $4.15 per share, resulting in net proceeds of $90.6 million and $47.8 million, respectively.

(4)	Includes a financing obligation related to our North Carolina facility of $6.1 million at December 31, 2012 and $4.2 million at December 31, 2011.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to such statements included elsewhere in this report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the heading “Risk Factors,” and elsewhere in this report.
All references to 2012, 2011 and 2010 refer to our calendar years ended December 31, 2012, 2011, and 2010, respectively.
Overview
We are a life sciences company providing innovative genetic analysis solutions to improve healthcare through our two operating segments:

•
Molecular Diagnostics, in which our wholly-owned molecular diagnostic reference laboratory, Sequenom Center for Molecular Medicine, LLC or Sequenom CMM performs molecular diagnostic testing services utilizing its laboratory-developed tests (LDTs) which are currently focused on noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics and plans to develop or acquire additional diagnostic tests in those and other fields including autoimmunity, neurology and oncology. Patient samples are collected by health care professionals and submitted to Sequenom CMM for testing and test results are reported back to the ordering physician. Sequenom CMM's first LDT was launched in 2009.

•
Genetic Analysis, which currently provides research use only products, services and applications that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock.

Our Molecular Diagnostics segment, through our subsidiary Sequenom CMM, has validated and currently offers to physicians four LDTs: MaterniT21 PLUS LDT (MaterniT21 PLUS test) to detect fetal aneuploidies or trisomies by determining the relative amount of chromosome 21, 18, and 13 material present in circulating cell-free DNA in a maternal blood sample; SensiGene Fetal RHD Genotyping LDT (SensiGene RHD test) to determine the presence or absence of fetal Rhesus D factor; SensiGene Cystic Fibrosis Carrier Screening Test (SensiGene CF test) to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene AMD (Age-Related Macular Degeneration ) LDT (RetnaGene AMD test) to predict the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Our Molecular Diagnostics segment grew significantly in 2012 due primarily to the rapid market adoption of the MaterniT21 PLUS test since its launch in October 2011.
We depend upon third-party payors to provide reimbursement for our tests. Accordingly, Sequenom CMM has and expects to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors. In December 2012, the American Congress of Obstetricians and Gynecologists (ACOG) and the Society for Maternal Fetal Medicine Specialists (SMFM) issued a joint committee opinion on noninvasive prenatal testing for fetal aneuploidy, which supported the use of circulating cell-free fetal DNA as a basis for noninvasive prenatal testing in pregnant women at high risk of carrying a fetus with fetal aneuploidy. We believe these guidelines will drive further adoption of Sequenom CMM's MaterniT21 PLUS test and strengthen our efforts to obtain insurance reimbursement. We continue to invest in Sequenom CMM's diagnostic services infrastructure to support and expand its operations to effectively meet increasing demand for our laboratory developed tests.
Currently, Sequenom CMM performs its LDTs testing services primarily as an out-of-network laboratory with most insurance companies. As an out-of-network laboratory, Sequenom CMM bills insurance companies and bills patients for deductibles and copayment amounts. Due to Sequenom CMM's current out-of-network provider status associated with the lack of existing contracts with most payors and the current level of adoption rates, we expect amounts billed will fluctuate until these factors are resolved. Sequenom CMM's diagnostic testing services revenues are primarily recognized on a cash basis, until we can reliably estimate the amount that would be ultimately collected for each of its LDTs.
Sequenom CMM performs its LDTs tests in two sites, San Diego, California, for its MaterniT21 PLUS test, and Grand Rapids, Michigan, for its other tests. Sequenom CMM will continue efforts to ensure that office and laboratory space is adequate to accommodate the necessary capacity requirements to meet Sequenom CMM's current and expanding business needs. Sequenom CMM has begun to staff its new site in Raleigh-Durham, North Carolina, which is expected to begin commercial operations performing its MaterniT21 PLUS test by mid-2013. Subsequent to the year ended December 31, 2012, we entered into a lease for a new facility with an additional approximately 49,000 square feet of office space in San Diego, California, into which we will relocate corporate functions to enable expansion of the San Diego lab in our existing facility and expand our customer service, billing and other support functions. We believe these expansion efforts will be enough to meet our and Sequenom CMM's needs for 2013.
Our Genetic Analysis segment revenues declined 9% in 2012, with approximately 200 basis points of that decline due to the effects of foreign currency fluctuations. Funding in the research market in 2012 was constrained in the beginning of the year, and some customers shifted their research to different technologies. We have developed additional test panels for the research market to improve the utility of our instruments.
We have a history of recurring losses from operations and we expect to incur additional operating losses in 2013 as we continue to expand our commercial infrastructure to serve the prenatal and ophthalmology markets, expand Sequenom CMM's laboratory capacity, further develop existing tests, conduct clinical studies and develop additional products and tests. The timing of becoming profitable is dependent upon a number of factors, including the timing of reimbursement payments from third party payors; our and Sequenom CMM's costs to expand our test capacity; the timing and costs related to research and development projects; selling and marketing efforts; and administrative support to support the growing company. Our capital requirements to sustain operations have been and will continue to be significant. In 2012, we completed a private placement of our common stock for net proceeds of $58.2 million, and issued $130.0 million of senior convertible notes for net proceeds of

$124.7 million. As of December 31, 2012, we had available cash and cash equivalents and current marketable securities totaling $175.9 million and working capital of $146.2 million.
Our strategic focus in 2013 will be to continue to accelerate the growth of our diagnostic testing business, grow our revenue through obtaining contracts with payors and increasing our market penetration, and growing our genetic analysis business, to create a sustainable, profitable business model for the future. We will continue to invest in our commercial operations to expand our relationships with physicians who order our tests and in our research and development programs to develop additional or enhanced tests and additional products for sale within the genetic analysis market.
2012 Highlights

•
For the first time, revenues from our Molecular Diagnostic segment, which we began to commercialize LDTs in 2009, exceed revenues from product sales and services in our genetic analysis business. Total revenues during 2012 increased $33.8 million, or 60%, to $89.7 million when compared to $55.9 million during 2011.

◦	Diagnostic services revenues during 2012 increased $38.1 million, or 458%, to $46.5 million when compared to $8.3 million during 2011.

◦
Genetic analysis product sales and services revenues during 2012 decreased $4.3 million, or 9%, to $43.2 million when compared to $47.6 million during 2011. Approximately $1.1 million of the decline is due to the effects of foreign currency fluctuations.

•
Total accessions for all Sequenom CMM tests in our Molecular Diagnostics segment during 2012 increased 68,700, or 295%, to 92,000 when compared to 23,300 during 2011. Sequenom CMM accessioned 61,000 MaterniT21 PLUS tests in 2012, the first full year since launch, and ended the year with an annual run rate exceeding 120,000 tests.

•	Sequenom CMM expanded its MaterniT21 PLUS test to include trisomies 18 and 13 following publication of clinical study results for those aneuploidies.

•
We completed tenant improvements on laboratory space in Raleigh-Durham, North Carolina, where Sequenom CMM plans to operate an additional site following completion of validation and certification of the laboratory operations at the site, which is expected in the first half of 2013.

•
In September 2012, we issued $130 million aggregate principal amount of Senior Convertible Notes, maturing in 2017, in a private offering to qualified institutional buyers. We received net proceeds of $124.7 million, which we intend to use to fund Sequenom CMM's commercialization of its MaterniT21 PLUS test, as well as for other general corporate purposes, which may include research and development expenses, capital expenditures, working capital, and general and administrative expenses.

•
In January 2012, we closed an underwritten public offering of 14,950,000 shares of our common stock at $4.15 per share and received net proceeds of $58.2 million intended for general corporate purposes, including research and development expenses, capital expenditures, working capital, and general administrative expenses.

•
During 2012, we completed international distribution agreements that expand access to Sequenom CMM's MaterniT21 PLUS testing service outside the United States to foreign countries, including Japan, Hong Kong, the Czech Republic, Slovakia, the Netherlands, and Israel and licensed our technology for use in Germany and certain other countries.

•	We introduced new research use only panels for the MassARRAY platform in our Genetic Analysis business.

Results of Operations
Revenues
We derive our revenues primarily from diagnostic services and product sales and services related to our genetic analysis products. We operate our business in two segments, Molecular Diagnostics, which comprises our laboratory testing services business conducted by our subsidiary, Sequenom CMM, and Genetic Analysis, which sells and services our MassARRAY system and related products and provides contract services to our customers.
Our revenues and accessions were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2012 from 2011		2011 from 2010
(dollars in thousands)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Diagnostic services	$46,457	$8,319	$2,554	$38,138	458%	$5,765	226%
Genetic analysis product sales and services	43,240	47,588	44,905	(4,348)	(9)%	2,683	6%
Total revenues	$89,697	$55,907	$47,459	$33,790	60%	$8,448	18%

% of Total Revenues:
Diagnostic services	52%	15%	5%
Genetic analysis product sales and services	48%	85%	95%
Total	100%	100%	100%
				# Change	% Change	# Change	% Change
Total accessions (for all Sequenom CMM tests)	92,000	23,300	9,200	68,700	295%	14,100	153%
Diagnostic Services
Diagnostic services revenues are derived primarily from payments for providing testing services for Sequenom CMM's LDTs and are primarily recognized on a cash basis as payments are received. Sequenom CMM will continue to account for this revenue on a cash basis until further experience and third party contracts are gained and additional internal controls are established that will allow a reasonable estimate of collectible amounts to be made before moving to the accrual method of accounting. Each test performed relates to a patient specimen collected by a health care professional, and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physicians, we believe that the number of accessions received is useful to understand the volume of Sequenom CMM's business. These tests are typically completed within approximately six business days from the date of accession. Revenues for diagnostic services are generated primarily from customers located within the United States. During 2012, we completed international distribution agreements that expand access to Sequenom CMM's MaterniT21 PLUS testing service outside the United States. The international customers collect and ship patient samples to the laboratory, and Sequenom CMM processes the samples in its laboratory in the United States. We also have a royalty agreement with an international customer whom we have licensed our technology to for certain countries. During 2012, international customers accounted for less than 5% of our revenues.
The $38.1 million, or 458%, increase in diagnostic services revenues during 2012, when compared to 2011, is primarily attributable to the 295% increase in the number of accessions during 2012. The increase in accessions during 2012 is primarily attributable to the introduction of the MaterniT21 PLUS test in the fourth quarter of 2011 and expansion of Sequenom CMM's prenatal sales force and its advisory board efforts to expand the awareness of the clinical utility of this test. The increase in diagnostic services revenues during 2012 also reflects an increase in volume and the sales price of Sequenom CMM's SensiGene CF test, which increased revenue by $4.5 million, and increased volume of the RetnaGene AMD test, which increased revenue by $2.4 million.
The $5.8 million, or 226%, increase in diagnostic services revenues during 2011, when compared to 2010, is primarily attributable to the 153% increase in the number of accessions during 2011. Higher SensiGene CF test accessions during 2011 and the number of tests collected during 2011 accounted for the majority of the increase in diagnostic services revenues. The introductions of the MaterniT21 PLUS test and the RetnaGene AMD test in the fourth and second quarters of 2011, respectively, also contributed to the increase in accessions and revenues.

We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy of generally recognizing revenue upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom CMM's existing LDTs and any future LDTs, and payment patterns of third-party payors and patients.
Genetic Analysis Product Sales and Services
Our genetic analysis product sales and services revenues were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2012 from 2011		2011 from 2010
(dollars in thousands)	2012	2011	2010	$ Change	% Change	$ Change	% Change
System sales	$14,132	$14,765	$15,361	$(633)	(4)%	$(596)	(4)%
Consumables	21,726	24,944	22,027	(3,218)	(13)%	2,917	13%
Maintenance services	5,277	5,227	5,034	50	1%	193	4%
Contract research and other	2,105	2,652	2,483	(547)	(21)%	169	7%
Total	$43,240	$47,588	$44,905	$(4,348)	(9)%	$2,683	6%
Genetic analysis product sales and services revenues are derived from sales of research use only consumables, including our SpectroCHIP used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues for genetic analysis products and services are generated from customers primarily located in North America, and customers and distributors located in Europe and Asia.
The $4.3 million, or 9%, decrease in our genetic analysis product sales and services revenues during 2012, when compared to 2011, is primarily attributable to the decrease in consumables revenue orders from our customers in the translational research and agricultural biology markets, fewer MassARRAY system placements during 2012, the effects of foreign currency, which reduced revenues by $1.1 million in 2012, and lower contract research revenues.
The $2.7 million, or 6%, increase in our genetic analysis product sales and services revenues during 2011, when compared to 2010, is primarily attributable to our larger installed base of MassARRAY systems against the comparative period. This larger installed base contributed to an increase in consumables orders from our customers in the translational research and agricultural biology markets. This increase was partially offset by a decrease in the number of MassARRAY systems sold during 2011.
Our revenues have historically fluctuated from period to period and, we believe, will likely continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system and consumables, general economic conditions, and the overall acceptance and demand for our new and existing commercial products and services.

Cost of Revenues and Gross Margins
Cost of revenues consists of material, direct labor of our laboratory, manufacturing and service personnel, outside laboratory costs, royalties and overhead. Gross margin consists of our revenues less cost of revenues.
Our costs of revenues and gross margins were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2012 from 2011		2011 from 2010
(dollars in thousands)	2012	2011	2010
		As Restated	As Restated	$ Change	% Change	$ Change	% Change
Cost of Revenues
Diagnostic services	$47,283	$10,031	$3,965	$37,252	371%	$6,066	153%
Genetic analysis product sales and services	15,025	16,360	18,306	(1,335)	(8)%	(1,946)	(11)%
Total	$62,308	$26,391	$22,271	$35,917	136%	$4,120	18%

Gross Margin
Diagnostic services	$(826)	$(1,712)	$(1,411)	$886	52%	$(301)	(21)%
Genetic analysis product sales and services	28,215	31,228	26,599	(3,013)	(10)%	4,629	17%
Total	$27,389	$29,516	$25,188	$(2,127)	(7)%	$4,328	17%

Gross Margin as a % of Revenues
Diagnostic services	(2)%	(21)%	(55)%
Genetic analysis product sales and services	65%	66%	59%
Total	31%	53%	53%
Diagnostic Services
Cost of diagnostic services revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with accessioning patient specimens (including quality control analyses and shipping charges to transport patient specimens), royalties, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing tests are recorded as tests are processed. Costs recorded for patient specimen processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
Cost of diagnostic services revenues during the years presented was affected by increased test volumes and the increase in headcount and laboratory operational costs to support increased production capacity for Sequenom CMM's diagnostic services. Negative gross margin as a percentage of diagnostic services revenue during all three years was also affected by our current revenue recognition policy of generally recognizing revenue upon cash collection, which may result in costs being incurred in one period that relate to revenue recognized in a later period.
We expect that gross margin for our diagnostic services will continue to be affected by the adoption rates of Sequenom CMM's diagnostic tests, our revenue recognition policy, the levels of reimbursement, and payor and other contracts we may enter into for our tests.
We expect the cost of product revenues to increase in future periods to the extent we process more tests, and to expand capacity within Sequenom CMM's laboratory, including its additional site in Raleigh-Durham, North Carolina. Sequenom CMM currently has the physical capacity to conduct 200,000 MaterniT21 PLUS tests per year and plans to expand to an aggregate capacity of 300,000 tests per year by the end of 2013. The North Carolina site can be expanded if, and when, additional capacity is needed.

Genetic Analysis Product Sales and Services
Gross margin as a percentage of genetic analysis product sales and research use only services revenues remained relatively flat at 65% during 2012 from 66% in 2011. The increase in gross margin as a percentage of genetic analysis product sales and services revenue from 59% during 2010 to 66% during 2011 was due to changes in product mix, including increased consumables, which typically have higher margins, as well as higher gross margin on systems sales related to a higher average selling price and lower service costs due to improved reliability of the MassARRAY system compared with systems sold in previous periods.
We expect that gross margin for our genetic analysis product sales and services will fluctuate on a quarterly basis and be affected by, among other things, the selling price for MassARRAY systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as our manufacturing costs, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies.
Selling and marketing expenses
Selling and marketing expenses consisted primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.

				Year Over Year Increase (Decrease)
	Years ended December 31,			2012 from 2011		2011 from 2010
(dollars in thousands)	2012	2011	2010
		As Restated	As Restated	$ Change	% Change	$ Change	% Change
Selling and marketing	$48,587	$28,224	$25,112	$20,363	72%	$3,112	12%
The $20.4 million, or 72%, increase in selling and marketing expenses during 2012, when compared to 2011, was primarily related to increased headcount to support our Molecular Diagnostics operations resulting in higher labor and related costs of $13.0 million, increased facilities and other expenses of $2.2 million related to the increase in headcount, increased personnel and travel expenses of $3.2 million and third-party marketing of $1.4 million attributable to promoting the MaterniT21 PLUS LDT.
The $3.1 million, or 12%, increase in selling and marketing expenses during 2011, when compared to 2010, is primarily related to higher labor costs of $2.8 million associated with the expansion of Sequenom CMM's laboratory, and higher travel and marketing expense of $1.3 million associated with the expansion of Sequenom CMM's sales force and support of the MaterniT21 PLUS test commercialization; partially offset by lower bad debt expense of $0.9 million in 2011 and lower consulting costs of $0.6 million related to the elimination of a third-party sales force in 2010.
We expect selling and marketing expenses will continue to increase in future periods due to our efforts to increase penetration of our markets and reimbursement for our tests, continued investment in our commercial infrastructure and increases in our sales force.
Research and development expenses
Research and development expenses consisted primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.

				Year Over Year Increase (Decrease)
	Years ended December 31,			2012 from 2011		2011 from 2010
(dollars in thousands)	2012	2011	2010
		As Restated	As Restated	$ Change	% Change	$ Change	% Change
Research and development	$50,525	$53,313	$43,431	$(2,788)	(5)%	$9,882	23%
The $2.8 million, or 5%, decrease in research and development expenses during 2012, when compared to 2011, was primarily related to increased headcount to support our research and development efforts resulting in higher labor costs of $0.8 million and an increase of $3.0 million in facilities and other business expenses related to expansion of Sequenom CMM's laboratory facilities, offset by a $5.5 million decrease in research-related intellectual property licensing and collaboration costs and a decrease of $0.9 million in clinical study costs due to completion of certain projects.

The $9.9 million, or 23%, increase in research and development expenses during 2011 when compared to 2010 is primarily related to higher labor costs of $5.2 million associated with the expansion of Sequenom CMM's CLIA laboratory, including validation of the San Diego location, higher supply expenses of $3.8 million related to the expansion of the laboratory, higher research-related intellectual property licensing and collaboration costs of $3.2 million, higher overhead and depreciation expenses of $1.2 million related to increased equipment, higher consulting costs of $0.8 million associated with our completion of Sequenom CMM's clinical validation of its MaterniT21 PLUS test validation; partially offset by lower clinical expenses of $4.1 million related to the completion of major trisomy 21 development studies.
We expect our research and development expenses to increase in future periods due to increased investment in our product pipeline for prenatal testing, ophthalmology diseases, and other molecular diagnostic areas, along with increased investment in research use only panels and potential clinical applications of our MassARRAY systems.
General and administrative expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, finance, information technology and human resource personnel and outside professional fees.

				Year Over Year Increase (Decrease)
	Years ended December 31,			2012 from 2011		2011 from 2010
(dollars in thousands)	2012	2011	2010	$ Change	% Change	$ Change	% Change
General and administrative	$41,090	$22,185	$22,280	$18,905	85%	$(95)	—%
The $18.9 million, or 85%, increase in general and administrative expenses during 2012, when compared to 2011, was primarily related to increased legal costs of $11.3 million, mainly associated with patent litigation, increased headcount to support our operations resulting in labor costs of $3.5 million, increased third-party billing costs of $1.9 million due to an increase in the number diagnostic tests performed and collected, an increase in corporate, travel, and other expenses of $1.0 million, and higher audit and tax fees of $0.5 million associated with our increase in operations.
The $0.1 million decrease in general and administrative expenses during 2011, when compared to 2010, was primarily due to lower legal costs of $2.3 million associated with decreased investigative and SEC-related activities, lower overhead, depreciation, and facilities expenses of $0.7 million, and lower third-party marketing costs of $0.3 million related to non-recurring market research performed in 2010; partially offset by higher labor costs of $2.3 million associated with increased headcount, higher consulting expenses of $0.5 million associated with our use of third-party billing providers, and higher audit and tax fees of $0.4 million associated with our increase in operations.
We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, however we expect the rate of growth to be moderate.
Litigation settlement, net
Litigation settlement expense, net, during 2010 was $55.4 million and represents $338,000 paid in cash and the issuance of 7.0 million shares of our common stock with an aggregate fair value of $55.1 million in settlement of consolidated class action securities lawsuits and payment of related plaintiffs' attorneys' fees. There were no litigation settlement costs in 2012 or 2011.
Other income and expense and income tax

				Year Over Year Increase (Decrease)
	Years ended December 31,			2012 from 2011		2011 from 2010
(dollars in thousands)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Interest expense, net	$(3,318)	$(330)	$(28)	$2,988	905%	$(302)	1,079%
Other (expense) income, net	$(1,167)	$497	$193	$(1,664)	(335)%	$304	158%
Income tax benefit (expense)	$269	$(95)	$10	$364	383%	$(105)	(1,050)%

Interest expense, net
The increase in interest expense, net, during 2012 is attributable to the issuance of our Senior Convertible Notes and higher outstanding balances on our term loan during 2012, partially offset by an increase in interest income in 2012 due to the increase in investment securities held during 2012 following completion of financing activities. The increase in interest expense, net, during 2011 as compared to 2010 is attributable to borrowings on our term loan and lower cash and investment balances during 2011.
Other (expense) income, net
Other expense, net, during 2012 primarily relates to the write-off of the cumulative translation loss as a result of the liquidation of our investment in our U.K subsidiary upon its dissolution. Other income, net, during 2011 includes the receipt of a research and development grant from the U.S. government of $244,000, landlord reimbursements related to property loss of $129,000, and net gains on marketable securities of $42,000. Other income, net, during 2010 includes the receipt of a research and development grant from the U.S. government of $244,000.
Income tax benefit (expense)
In 2012, we recorded a benefit of $0.5 million for the realization of research and development credits taken on prior year tax returns, which we believe are more likely than not sustainable upon examination. The provision for income taxes in 2011 is primarily due to statutory tax liabilities resulting from our state and foreign operations.
Segment Results
Segment performance assessment is based on revenue and operating income (loss) exclusive of certain unallocated costs, including corporate general and administrative expenses, litigation expense, other indirect costs, and certain other costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities. No allocation of resources is done by our chief operating decision maker in consideration of discrete segment assets and we do not discretely allocate assets to our operating segments. Intersegment revenues and transfers are immaterial. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
In the third quarter of 2012, we changed the allocation of certain costs in our management reporting structure to allocate the costs of facilities, information technology, patient billing, and stock-based compensation to the respective segments. For comparability, we have reclassified prior period segment operating income (loss) to reflect these changes adopted during 2012. These reclassifications only affect our segment reporting, and do not change our total consolidated revenues, operating loss, or net loss or our total segment revenues or total segment financial results.
The following table sets forth our revenues and operating income (loss) from our Molecular Diagnostics and Genetic Analysis segments:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2012 from 2011		2011 from 2010
(dollars in thousands)	2012	2011	2010
		As Restated	As Restated	$ Change	% Change	$ Change	% Change
Revenues:
Molecular diagnostic	$46,457	$8,319	$2,554	$38,138	458%	$5,765	226%
Genetic analysis product sales and services	43,240	47,588	44,905	(4,348)	(9)%	2,683	6%
Total revenues	$89,697	$55,907	$47,459	$33,790	60%	$8,448	18%

Operating income (loss):
Molecular diagnostic	$(72,242)	$(48,111)	$(39,156)	$(24,131)	50%	$(8,955)	23%
Genetic analysis product sales and services	3,104	7,448	4,477	(4,344)	(58)%	2,971	66%
Unallocated	(43,675)	(33,543)	(86,340)	(10,132)	30%	52,797	(61)%
Total	$(112,813)	$(74,206)	$(121,019)	$(38,607)	52%	$46,813	(39)%
Molecular Diagnostics
Operating losses for Molecular Diagnostics during the years presented increased due primarily to the increase in headcount and expansion of facilities to support our diagnostic services operations. Sequenom CMM introduced new LDTs during 2011 and significantly expanded its commercial sales force to drive adoption of its LDTs. Sequenom CMM's is continuing its efforts to obtain reimbursement for all of its tests, however many payors initially denied coverage for the MaterniT21 PLUS test as they considered the test investigational and experimental, despite Sequenom CMM's published study. We recognize revenue primarily on a cash basis; however we record costs to perform the tests as those costs are incurred. Laboratory operating costs have increased as the number of tests processed significantly increased in 2012. Selling and marketing costs increased by $20.4 million due to the increase in the field sales force personnel dedicated to the prenatal and ophthalmology markets to drive adoption of the LDTs.
Genetic Analysis
Operating income for Genetic Analysis decreased during 2012 as compared to 2011 due to a lower gross margin of $3.0 million plus an increase in research and development expenses of $1.0 million in our Genetic Analysis business. The increase in operating income in 2011 as compared to 2010 relates directly to the increased gross margin.
Unallocated
Unallocated costs were higher in 2012 than in 2011, due primarily to additional legal expenses of $11.8 million and additional labor costs of $3.2 million due to increased headcount to support operations; partially offset by the higher costs in 2011 related to the nonrecurring license fees paid to CUHK and value of the warrant issued to CUHK aggregating $4.2 million.
Liquidity and Capital Resources
We have a history of recurring losses from operations and had an accumulated deficit of $906.9 million as of December 31, 2012. Our capital requirements to sustain operations, including commercialization of Sequenom CMM's LDTs, research and development projects, and litigation have been and will continue to be significant. As of December 31, 2012 and December 31, 2011, we had working capital of $146.2 million and $74.1 million, respectively.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, sales volumes of our genetic analysis products and services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections for our commercialized tests and product sales and services, and $10.0 million available at December 31, 2012 under our revolving line of credit facility. We have also financed our operating and capital requirements during the last three years with proceeds from the issuance of our Senior Convertible Notes and the public offering of our common stock during 2012 and the public and private offerings of our common stock during 2010.
We are continuing to expand the operations of Sequenom CMM following commercialization of the MaterniT21 PLUS LDT, including research and development activities related to improvements to current tests and expansion of Sequenom CMM's diagnostic testing menu. Sequenom CMM plans to further expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS LDT and other tests, to expand geographically, and to successfully commercialize any other LDTs it may develop.
As of December 31, 2012, cash, cash equivalents, and current marketable securities totaled $175.9 million, compared to $84.2 million at December 31, 2011. The increase is due primarily to net proceeds of $182.9 million from the issuance of our Senior Convertible Notes and the public offering of our common stock, which was partially offset by our cash used in operating activities and purchases of equipment and leasehold improvements of $78.0 million and $15.2 million, respectively. Our cash equivalents and current marketable securities are held in a variety of securities that that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA, or are fully guaranteed by the U.S. government, and mutual funds.
At our current and anticipated level of operating loss, we expect to continue to incur net operating cash outflows until reimbursement for our tests is established with the majority of third-party payors. We expect that our December 31, 2012 balances of cash and marketable equity securities are sufficient to provide for our operating needs through at least the end of 2013.
Operating Activities
Cash used in operations for the year ended December 31, 2012, was $78.0 million, compared to $52.5 million for the year ended December 31, 2011. Our use of cash was primarily a result of the net loss of $117.0 million during 2012 compared to $74.1 million for 2011. Changes in operating assets and liabilities during 2012 provided net cash of $13.1 million and resulted primarily from higher accounts payable and accrued expenses.
Investing Activities

Net cash used by investing activities of $13.9 million during 2012, primarily reflects purchases of capital equipment and leasehold improvements of $15.2 million and other assets of $1.9 million; partially offset by proceeds from maturities of marketable securities net of purchases of $3.2 million.
Financing Activities
Net cash provided by financing activities was $186.8 million during 2012, compared to $15.0 million during 2011. Financing activities during 2012 include net proceeds of $124.7 million from our issuance of $130.0 million in aggregate principal amount of our Senior Convertible Notes, net proceeds of $58.2 million from our public offering, proceeds from drawing on our term loan of $5.4 million, and $1.1 million from the exercise of stock options and employee contributions under our employee stock purchase plan, offset by payments on debt obligations of $2.6 million.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations (1)	$155,085	$7,653	$11,848	$130,665	$4,919
Operating leases	18,791	6,761	11,924	106	—
Research and development collaboration and licensing agreements (2)	18,070	1,900	4,250	3,070	8,850
Purchase obligations (3)	14,083	4,000	8,000	2,083	—
Total contractual obligations (4)	$206,029	$20,314	$36,022	$135,924	$13,769

(1)
Long-term obligations include our Senior Convertible Notes, which are convertible at any time prior to the third trading day immediately preceding their maturity date in October 2017, at the option of the holders, into shares of our common stock at specified conversion rates, our bank loans due May 2015, and our obligation for building and improvements recorded in connection with our North Carolina location.

(2)
Research and development collaboration and licensing agreements primarily consist of minimum required payments for royalties and contract maintenance fees under agreements with institutions to conduct sponsored research and clinical study agreements. The expected timing of payments included in the table above is estimated based on current information. Timing of payment and actual amounts paid may differ depending on the timing of receipt of services and/or achievement of milestones.

(3)	Purchase obligations are those that are unconditional and have a remaining term in excess of one year.

(4)	In January 2013, we entered into a lease for office space that expires in July 2015. Minimum future annual obligations under this lease total $3.7 million, which is not included in the table above.
Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing our financial statements, we make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management considers relevant. Because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenue is deferred for fees received before earned.
Diagnostic services revenues earned by Sequenom CMM have been primarily recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors for a significant portion of its testing services and limited collections experience. Sequenom CMM generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and Sequenom CMM bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover the test as ordered by the physician under their reimbursement policies. Consequently, Sequenom CMM pursues reimbursement on a case-by-case basis. We will recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for each of Sequenom CMM's LDTs. We record revenue and accounts receivable for billing directly to physician offices and international customers where we believe collectability is reasonably assured.
From time to time, we receive requests for refunds of payments, generally due to over payments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until we determine the amounts upon which a refund is due. Accrued refunds were $786,000 at December 31, 2012.
Revenues from sales of our MassARRAY systems and consumables are recognized upon shipment and transfer of title to the customer and when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer. We recognize revenues on maintenance services for ongoing customer support over the maintenance period.
Royalty revenues are generally recorded on an accrual basis.
Cash Equivalents and Marketable Securities
We invest in various types of securities, including money market funds, U.S. treasury securities and certificates of deposit. In accordance with accounting standards for fair value measurements, we classify our investments as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low. We value our investments in money market funds, U.S. treasury securities and mutual funds using Level 1 inputs. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves and fair values determined by Level 3 inputs, which utilize unobservable data points support by little or no market activities, require the exercise of judgment and use of estimates, that if changed, could significantly affect our statement of financial position and results of operations. We value our investments in certificates of deposit using Level 2 inputs. We do not have any Level 3 investments at December 31, 2012 or 2011.
At December 31, 2012, $13.1 million of our cash equivalents and marketable securities are classified as Level 2 assets. These securities are initially valued at the transaction price and subsequently valued and reported utilizing fair values provided by our investment managers who estimate the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as quotes from multiple third-party pricing vendors, fund or trust companies and quoted prices for securities with similar maturity and rating features. We perform additional procedures to corroborate the fair value of our securities, including the comparison of fair values provided by our investment managers to those obtained from other reliable sources.

Accounts Receivable
Sequenom CMM bills third-party payors for its LDTs upon delivery of test results to ordering physicians and we take assignment of benefits and the risk of collection with these payors. We do not record accounts receivable for billings to third-party payors or self-pay patients as these revenues are currently recognized on a cash basis. For billings directly to physician offices or to international clients where collectability is reasonably assured, we recognize revenue on an accrual basis.
We invoice our genetic analysis product sales and services as orders are shipped and/or services provided and any other contractual obligations are met. Our contracts typically require payment within 30 to 60 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivable and historical bad debts, client credit, current economic trends, and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. Allowance for doubtful accounts was $782,000 and $771,000 at December 31, 2012 and December 31, 2011, respectively.
If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payments made to employees, directors, and consultants based on estimated fair value, net of an estimated forfeiture rate. These stock-based awards include stock options, restricted stock and restricted stock units, and stock purchase rights under our employee stock purchase plan. We estimate the fair value of stock options granted and stock purchase rights using the Black-Scholes-Merton, or BSM, option-pricing model, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee stock-based compensation at the date of grant. The fair value of our restricted stock awards and units is based on the market price of our common stock on the date of grant.
We recognize stock-based compensation cost on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
Research and Development Expenses
We enter into collaboration and clinical study agreements with clinical collaborators and record these costs as research and development expenses. We record accruals for estimated study costs comprised of work performed by our collaborators under contract terms. The financial terms of these agreements are subject to negotiation, may vary from contract to contract, and may result in uneven payment flows. We determine our estimates through discussion with internal clinical development personnel and outside service providers as to the progress or stage of completion of services provided and the agreed upon fee to be paid for such services. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.
North Carolina Lease
Because the terms of the Company's facility lease agreements for its North Carolina laboratory site required the Company's extensive involvement in the construction of the building, the Company is deemed to be the owner of the building for accounting purposes only. Accordingly, the Company recorded assets of $8.7 million, representing the fair value of the building based on the assessed value and the total costs of the improvements, including the costs paid by the lessor (the legal owner of the building), with an associated long-term obligation. Upon completion of construction of the building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and obligation. Therefore, the lease is accounted for as a long-term financing obligation. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed assets will be recognized as a non-cash gain on sale of the property. We report rent expense only on the land portion of the property but not for the building which is owned for accounting purposes. Rather, building rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
Recently Adopted Accounting Pronouncements
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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of December 31, 2012 and 2011, all of our investments in marketable securities were classified as available-for-sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders' equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.
At December 31, 2012, we had $175.9 million in cash, cash equivalents, restricted cash, and marketable securities, all of which are reported at their fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2012, as the assets consisted of highly liquid securities with short-term maturities.
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
A movement of 10% in the USD to Australian dollars (AUD) exchange rate would create an unrealized gain or loss of $88,000. A movement of 10% in the USD dollar to EUR exchange rate would create an unrealized gain or loss of $29,000. We do not believe that a movement in the exchange rate between the USD and the GBP, the Yen, or any other foreign currencies, to which we are exposed, respectively, would have a material impact on our business or operating results during the periods presented. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the year ended December 31, 2012. We had no deferred gains or losses during the period covered.
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
Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weaknesses identified in our internal control over financial reporting, as described below.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, under the supervision of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the framework included in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective due to the identification of material weaknesses related to our controls over the classification of accounts within our financial statements and the application of generally accepted accounting principles to a facility lease. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed in Note 2 to the consolidated financial statements, during the accounting close process and preparation for the 2012 Annual Report on Form 10-K, we identified certain prior period accounting errors, that have been determined to be, in the aggregate, material, (collectively “Errors”) in our previously issued consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, 2009 and 2008, including the financial statements for the quarterly periods within those years and through September 30, 2012.
In connection with their evaluation of our internal controls over financial reporting for the 2012 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2012. These material weaknesses are summarized as follows:
The Company's internal controls were not designed to detect when changes in our business or operations should have resulted in changes to the manner in which we had historically grouped our general ledger accounts into line items within our statement of operations or the classification of certain accounts in our statements of financial position.
The Company's controls related to its review of the accounting for a lease transaction did not operate effectively. Specifically, during our accounting review process of a facility lease entered into during 2011, we failed to identify that our accounting for the lease was not in conformity with generally accepted accounting principles .
The effectiveness of our internal controls over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Efforts to Address the Material Weaknesses
Prior to the identification of the material weaknesses in our internal control over financial reporting described above, we had undertaken the following steps in 2012.

•	Beginning in the second quarter of 2012, we began evaluating the staffing level, skills and qualifications of accounting department personnel, and have made the following changes:

◦	In June 2012, we hired an experienced accounting professional in the role of Chief Accounting Officer to oversee the accounting function;

◦
In the fourth quarter of 2012, we added experienced accounting professionals with the skills, training and experience required to identify and address the application of generally accepted accounting principles, to manage and review the day-to-day accounting operations; and

•	Enhanced our processes and procedures related to the review of financial information, reconciliations and non-recurring transactions by appropriate qualified personnel.
For management to conclude the material weaknesses have been remediated, the applicable remedial controls must operate effectively for a sufficient period of time. Because the remediation was in place for only the fourth quarter of 2012, there were not sufficient instances of the remediated internal controls over financial reporting to allow management to test the effectiveness of these controls. Therefore, management cannot conclude the material weaknesses are remediated as of December 31, 2012.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sequenom, Inc.
We have audited Sequenom, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sequenom, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in internal control over the classification of accounts within their financial statements and the application of generally accepted accounting principles to a facility lease. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sequenom, Inc. as of December 31, 2012 and December 2011 (restated), and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2012, December 31, 2011 (restated) and December 31, 2010 (restated). These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated April 1, 2013 which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sequenom, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP
San Diego, California
April 1, 2013

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
Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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
Schedule II-Valuation and Qualifying Accounts. The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(a)(3)	Exhibits
The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Restated bylaws of Registrant, as amended.

3.3(3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(29)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(33)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

10.1(4)	Form of Warrant Agreement between the Registrant and holders of the Series C Preferred Stock warrants.

10.2(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.3(4)#	1994 Stock Plan.

10.4(4)#	1994 Stock Plan Form of Non-Qualified Stock Option Grant.

10.5(4)#	1994 Stock Plan Form of Incentive Stock Option Grant.

10.6(4)#	1994 Stock Plan Form of Stock Restriction Agreement.

10.7(4)#	1998 Stock Option/Stock Issuance Plan.

10.8(4)#	1998 Stock Option/Stock Issuance Plan Form of Notice of Grant of Stock Option.

10.9(4)#	1998 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.

10.10(4)#	1998 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement.

10.11(4)#	1998 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.

10.12(5)#	1999 Stock Incentive Plan, as amended.

10.13(4)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.14(4)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

10.15(6)#	1999 Employee Stock Purchase Plan, as amended.

10.16(7)#	2006 Equity Incentive Plan, as amended.

10.17(1)#	2006 Equity Incentive Plan Form of Stock Option Grant Notice.

10.18(1)#	2006 Equity Incentive Plan Form of Stock Option Agreement.

10.19(8)#	2006 Equity Incentive Plan Form of Notice of Exercise.

10.20(9)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Grant Notice.

10.21(9)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.22(10)	Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.

10.23(11)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC.

10.24(12)#	Form of Medical Expense Reimbursement Exec-U-Care Plan.

10.25(13)#	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

10.26(14)	Amendment Number One to Lease dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.27(14)	Common Stock Warrant, dated September 9, 2005, issued to Kwacker, Ltd.

10.28(15)*	Exclusive License of Technology Agreement, dated October 14, 2005, by and between the Registrant and ISIS Innovation Limited.

10.29(16)	Form of Warrant issued pursuant to the Amended and Restated Securities Purchase Agreement dated March 30, 2006.

10.30(17)*	Amendment to Exclusive License of Technology Agreement dated October 19, 2006, by and between the Registrant and ISIS Innovation Limited.

10.31(18)#	Form of Restricted Stock Bonus Grant Notice under 2006 Equity Incentive Plan.

10.32(18)#	Form of Restricted Stock Bonus Agreement under 2006 Equity Incentive Plan.

10.33(19)	Placement Agency Agreement dated April 25, 2007, between the Registrant and Lehman Brothers Inc.

10.34(20)	Letter agreement dated July 2, 2007, by and between the Registrant and Richard Alan Lerner, M.D.

10.35(21)	Form of Purchase Agreement, dated October 25, 2007, by and between the Registrant and the various purchasers of shares of the Registrant's common stock.

10.36(22)*	Amendment to Exclusive License of Technology Agreement dated November 5, 2007, by and between the Registrant and ISIS Innovation, Limited.

10.37(23)#	Non-Employee Director Compensation Policy.

10.38(23)#	Amended and Restated Change in Control Severance Benefit Plan.

10.39(23)#	Deferred Compensation Plan, as amended.

10.40(24)*	Amendment to Exclusive License of Technology Agreement dated November 3, 2009, by and between the Registrant and ISIS Innovation Limited.

10.41(24)*	License Agreement, dated February 4, 2010, by and between the Registrant and Optherion, Inc.

10.42(24)#	Agreement dated March 13, 2010 by and between the Registrant and Harry F. Hixson, Jr., Ph.D.

10.43(24)#	Letter agreement dated October 21, 2010 by and between the Registrant and Paul V. Maier.

10.44(25)	Stipulation of Settlement in In re Sequenom, Inc. Derivative Litigation.

10.45(26)	Securities Purchase Agreement, dated May 12, 2010, by and among the Registrant and the other parties named therein.

10.46(26)	Registration Rights Agreement, dated May 12, 2010, by and among the Registrant and the other parties named therein.

10.47(27)*	License Agreement, dated September 16, 2008, by and between the Registrant and The Chinese University of Hong Kong.

10.48(28)#	New-Hire Equity Incentive Plan.

10.49(29)*	License Agreement Dated May 3, 2011, between the Registrant and the Chinese University of Hong Kong.

10.50(29)	Loan Agreement dated May 31, 2011, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.51(29)	Second Amendment to Loan Agreement dated September 10, 2012, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.52(29)	First Amendment to Loan Agreement dated June 20, 2011, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.53(30)*	Sale and Supply Agreement dated July 8, 2011, between the Registrant and Illumina, Inc.

10.54(31)*	First Amendment to Sale and Supply Agreement dated September 29, 2011, between the Registrant and Illumina, Inc.

10.55(32)*	Second Amendment to Sale and Supply Agreement dated April 12, 2012, between the Registrant and Illumina, Inc.

10.56*	Third Amendment to Sale and Supply Agreement dated November 30, 2012, between the Registrant and Illumina, Inc.

10.57*	Amendment to Exclusive License of Technology Agreement dated November 29, 2012, by and between the Registrant and ISIS Innovation Limited.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

#	Management contract or compensatory plan.

*
Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-91665), as amended.

(5)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2006.

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed February 1, 2010.

(7)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 29, 2010.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(9)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-152230) filed July 10, 2008.

(10)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2000.

(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2003.

(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2004.

(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed September 14, 2005.

(15)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2005.

(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed April 3, 2006.

(17)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2006.

(18)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 24, 2007.

(19)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed April 25, 2007.

(20)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2007.

(21)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed October 26, 2007.

(22)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2007.

(23)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2008.

(24)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2009.

(25)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2010.

(26)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed May 13, 2010.

(27)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2010.

(28)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2011.

(29)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(30)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2011.

(31)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2011.

(32)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2012.

(33)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 1, 2013

SEQUENOM, INC.

By:	/S/ HARRY F. HIXSON, JR., PH.D.
Harry R. Hixson, Jr., Ph.D. Chief Executive Officer

By:	/S/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Vice President and Chief Accounting Officer

POWER OF ATTORNEY
Know all men by these presents, that each person whose signature appears below constitutes and appoints Harry F. Hixson, Paul V. Maier, and Carolyn D. Beaver, and each of them, as his attorneys-in-fact and agents, each with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HARRY F. HIXSON, JR., PH.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 1, 2013
Harry F. Hixson, Jr., Ph.D

/S/ PAUL V. MAIER	Chief Financial Officer (Principal Financial Officer)	April 1, 2013
Paul V. Maier

/s/ Carolyn D. Beaver	Vice President and Chief Accounting Officer	April 1, 2013
Carolyn D. Beaver

/S/ ERNST-GUNTER AFTING, PH.D., M.D.	Director	April 1, 2013
Ernst-Gunter Afting, Ph.D., M.D.

/S/ KENNETH F. BUECHLER, PH.D.	Director	April 1, 2013
Kenneth F. Buechler, Ph.D.

/S/ JOHN A. FAZIO	Director	April 1, 2013
John A. Fazio

/S/ MYLA LAI-GOLDMAN, M.D.	Director	April 1, 2013
Myla Lai-Goldman, M.D.

/S/ RICHARD A. LERNER, M.D.	Director	April 1, 2013
Richard A. Lerner, M.D.

/S/ RONALD M. LINDSAY, PH.D.	Executive Vice President and Director	April 1, 2013
Ronald M. Lindsay, Ph.D.

/S/ DAVID PENDARVIS	Director	April 1, 2013
David Pendarvis

/S/ CHARLES SLACIK	Director	April 1, 2013
Charles Slacik

SEQUENOM, INC.

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Sequenom, Inc.
We have audited the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2012, and December 31, 2011 (restated), and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2012, December 31, 2011 (restated) and December 31, 2010 (restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequenom, Inc. at December 31, 2012 and December 31, 2011 (restated), and the consolidated results of its operations and its cash flows for the years ended December 31, 2012, December 31, 2011 (restated) and December 31, 2010 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, Sequenom, Inc. has restated financial statements as of December 31, 2011, and for the years ended December 31, 2011 and December 31, 2010 primarily to correct errors in classification of certain expenses in the statement of operations and to correct errors in accounting for a facility lease transaction entered into during 2011.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequenom, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2013 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
April 1, 2013

SEQUENOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share information)

	December 31, 2012	December 31, 2011
		As Restated
Assets
Current assets:
Cash and cash equivalents	$123,802	$28,926
Marketable securities	52,140	55,290
Accounts receivable, net	7,887	6,972
Inventories	10,570	8,729
Other current assets and prepaid expenses	3,075	3,533
Total current assets	197,474	103,450
Property, equipment and leasehold improvements, net	33,494	23,902
Goodwill	10,007	10,007
Other assets	7,980	2,461
Total assets	$248,955	$139,820

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,469	$8,435
Accrued expenses	24,507	15,925
Long-term debt and obligations, current portion	7,601	2,042
Other current liabilities	2,713	2,924
Total current liabilities	51,290	29,326
Long-term debt and obligations, less current portion	17,041	17,433
5.00% Convertible Senior Notes due 2017, or Senior Convertible Notes	130,000	—
Other long-term liabilities	2,617	1,882
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.001; 185,000,000 shares authorized, 114,786,930 and 99,348,623 shares issued and outstanding at December 31, 2012 and 2011	115	99
Additional paid-in capital	954,372	881,779
Accumulated other comprehensive income	423	(825)
Accumulated deficit	(906,903)	(789,874)
Total stockholders' equity	48,007	91,179
Total liabilities and stockholders' equity	$248,955	$139,820
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share information)

	Years ended December 31,
	2012	2011	2010
		As Restated	As Restated
Statements of Operations
Revenues:
Diagnostic services	$46,457	$8,319	$2,554
Genetic analysis product sales and services	43,240	47,588	44,905
Total revenues	89,697	55,907	47,459
Cost of revenues:
Cost of diagnostic services	47,283	10,031	3,965
Cost of genetic analysis product sales and services	15,025	16,360	18,306
Total cost of revenues	62,308	26,391	22,271
Gross margin	27,389	29,516	25,188
Operating expenses:
Selling and marketing	48,587	28,224	25,112
Research and development	50,525	53,313	43,431
General and administrative	41,090	22,185	22,280
Litigation settlement, net	—	—	55,384
Total operating expenses	140,202	103,722	146,207
Loss from operations	(112,813)	(74,206)	(121,019)
Interest expense, net	(3,318)	(330)	(28)
Other (expense) income, net	(1,167)	497	193
Loss before income taxes	(117,298)	(74,039)	(120,854)
Income tax benefit (expense)	269	(95)	10
Net loss	$(117,029)	$(74,134)	$(120,844)
Net loss per common share, basic and diluted	$(1.03)	$(0.75)	$(1.69)
Weighted average number of shares outstanding, basic and diluted	113,646	99,143	71,697

Statements of Comprehensive Loss
Net loss	$(117,029)	$(74,134)	$(120,844)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	(24)	10	(34)
Write-off of permanent investment in subsidiary upon dissolution	1,011	—	—
Foreign currency translation adjustment	261	(226)	(264)
Total other comprehensive income (loss)	1,248	(216)	(298)
Comprehensive loss	$(115,781)	$(74,350)	$(121,142)
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009 (As Previously Reported)	61,988	$62	$659,798	$1,084	$(597,286)	$63,658
Adjustments	—	—	(1,227)	(1,395)	2,390	(232)
Balance at December 31, 2009 (As Restated)	61,988	$62	$658,571	$(311)	$(594,896)	$63,426
Net loss	—	—	—	—	(120,844)	(120,844)
Stock-based compensation	—	—	10,865	—	—	10,865
Vesting of restricted stock, net	71	—	648	—	—	648
Shares issued under employee stock plans	1,238	1	3,312	—	—	3,313
Issuance of common stock, net of issuance costs	28,535	29	138,315	—	—	138,344
Issuance of common stock, litigation settlement	7,017	7	55,039	—	—	55,046
Unrealized gain on available-for-sale securities	—	—	—	(34)	—	(34)
Foreign currency translation adjustment	—	—	—	(264)	—	(264)
Balance at December 31, 2010, (As Restated)	98,849	$99	$866,750	$(609)	$(715,740)	$150,500
Net loss	—	—	—	—	(74,134)	(74,134)
Stock-based compensation	—	—	10,579	—	—	10,579
Vesting of restricted stock, net	92	—	1,483	—	—	1,483
Shares issued or vested under employee stock plans	408	—	1,812	—	—	1,812
Issuance of warrants for license	—	—	1,155	—	—	1,155
Unrealized loss on available-for-sale securities	—	—	—	10	—	10
Foreign currency translation adjustment	—	—	—	(226)	—	(226)
Balance at December 31, 2011, (As Restated)	99,349	$99	$881,779	$(825)	$(789,874)	$91,179
Net loss	—	—	—	—	(117,029)	(117,029)
Stock-based compensation	—	—	11,774	—	—	11,774
Vesting of restricted stock, net	104	—	1,550	—	—	1,550
Shares issued or vested under employee stock plans	384	1	1,123	—	—	1,124
Issuance of common stock, net of issuance costs	14,950	15	58,146	—	—	58,161
Unrealized gain on available-for-sale securities	—	—	—	(24)	—	(24)
Write-off of permanent investment in subsidiary upon dissolution	—	—	—	1,011	—	1,011
Foreign currency translation adjustment	—	—	—	261	—	261
Balance at December 31, 2012	114,787	$115	$954,372	$423	$(906,903)	$48,007
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2012	2011	2010
		As Restated	As Restated
Operating activities
Net loss	$(117,029)	$(74,134)	$(120,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation settlement, net of revaluation gains	—	—	55,046
Stock-based compensation	13,324	12,062	11,513
Warrant issued for license	—	1,155	—
License fee payable	—	1,500	—
Depreciation and amortization	11,125	7,130	5,592
Other non-cash items	1,457	103	118
Changes in operating assets and liabilities:
Accounts receivable	(879)	(88)	581
Inventories	(525)	(3,973)	2,546
Prepaid expenses and other assets	1,486	(1,699)	231
Accounts payable and accrued expenses	13,417	5,686	1,171
Other liabilities	(390)	(238)	457
Net cash used in operating activities	(78,014)	(52,496)	(43,589)
Investing activities
Purchases of property, equipment and leasehold improvements	(15,231)	(14,948)	(3,833)
Purchases of marketable securities	(57,739)	(141,666)	(25,782)
Proceeds from sales of marketable securities	—	54,907	497
Maturities of marketable securities	60,928	50,360	22,180
(Increase) decrease of other assets	(1,891)	1,338	43
Net cash used in investing activities	(13,933)	(50,009)	(6,895)
Financing activities
Payments on term loan and capital lease obligations	(2,631)	(1,830)	(1,317)
Borrowings on term loan and capital lease obligations	5,390	15,000	—
Proceeds from issuance of convertible debt, net of issuance costs	124,728	—	—
Proceeds from stock offering, net of issuance costs	58,161	—	138,344
Proceeds from exercise of warrants, stock options, and ESPP purchases	1,124	1,812	3,313
Net cash provided by financing activities	186,772	14,982	140,340
Net increase (decrease) in cash and cash equivalents	94,825	(87,523)	89,856
Effect of exchange rate changes on cash and cash equivalents	51	(198)	(128)
Cash and cash equivalents at beginning of period	28,926	116,647	26,919
Cash and cash equivalents at end of period	$123,802	$28,926	$116,647

Supplemental disclosure of cash flow information:
Interest	$724	$237	$203
Supplemental non-cash items:
Building and improvements acquired through financing obligation	$1,872	$4,273	$—
Equipment purchased under capital lease obligations	$378	$—	$—
Issuance of common stock related to litigation settlement	$—	$—	$55,046
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
1. Summary of Significant Accounting Policies
We are a life sciences company providing innovative genetic analysis solutions to improve healthcare through our two operating segments, Molecular Diagnostics and Genetics Analysis. We are committed to providing molecular diagnostics testing services through our subsidiary Sequenom Center for Molecular Medicine, or Sequenom CMM, research, research use only products, services, and applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock. Our development and commercialization efforts in various diagnostic areas include noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics, autoimmunity, neurology and oncology.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include the accounts of Sequenom, Inc. and its wholly-owned subsidiaries, collectively referred to as Sequenom, or the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management these statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results presented.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.
Revenue Recognition
Our revenue is generated primarily from the sale of products and providing services. Diagnostic services revenues from Sequenom CMM, results from providing the following laboratory developed tests, or LDTs: MaterniT21 PLUS LDT, or MaterniT21 PLUS test, to detect fetal aneuploidies or trisomies by determining the relative amount of chromosome 21, 18, and 13 material present in circulating cell-free DNA in a maternal blood sample; SensiGene Fetal RHD Genotyping LDT, or SensiGene RHD test, to determine the presence or absence of fetal Rhesus D factor; SensiGene Cystic Fibrosis Carrier Screening Test, or SensiGene CF test, to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene AMD test, to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Genetic analysis product sales and services revenue primarily consists of sales of MassARRAY systems and consumables used in genetic analysis, including extended warranty services associated with the MassARRAY systems, as well as other amounts earned under contract research agreements.
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenue is deferred for fees received before earned.
Diagnostic services revenues earned by Sequenom CMM have been primarily recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors for a significant portion of our services and limited collections experience. Sequenom CMM generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and Sequenom CMM bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover Sequenom CMM's test as ordered by the physician under their reimbursement policies. Consequently, Sequenom CMM pursues reimbursement on a case-by-case basis. We will recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for each of Sequenom CMM's LDTs. We record revenue and accounts receivable for billing directly to physician offices and international customers when the price is fixed and determinable and where we believe collectability is reasonably assured.
From time to time, we receive requests for refunds of payments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until we determine the amounts upon which a refund is due. Accrued refunds were $786,000 at December 31, 2012.

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
Royalty revenues are generally recorded on an accrual basis when earned.
Cost of Revenues
Cost of revenues includes the cost of materials, direct labor including laboratory, manufacturing and service personnel, equipment and infrastructure expenses associated with processing blood and other samples, quality control analyses, and shipping charges to transport samples and products, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing Sequenom CMM's diagnostic services are recorded as tests are processed. Costs recorded for sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Sequenom CMM's tests are recorded as license fees in cost of revenues at the time product revenues are recognized or in accordance with other contractual obligations.
Research and Development Expenses
Research and development expenses are comprised of costs incurred to develop technology and carry out clinical studies and include salaries and benefits, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services, and other outside costs. Research and development costs are expensed as incurred.
We also enter into collaboration and clinical study agreements with clinical collaborators and record these costs as research and development expenses. Accruals are recorded for estimated study costs comprised of work performed by our collaborators under contract terms. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are delivered or the related services are performed.
Collaboration, Development and Licensing Agreements
Revenues. We enter into license agreements and collaborative research and development arrangements with life sciences partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, milestone payments, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenue is recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.
Upfront fees received for license and collaborative agreements are recognized under the milestone method whereby they are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive.  A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company's efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company's performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company's performance obligations under the agreement.  We assesses whether a milestone is substantive at the inception of each agreement. Prior to 2011, such payments were recognized ratably over our expected performance period under the arrangement. In the years presented, there were no material revenues related to upfront fees under collaboration, development and licensing agreements.
Expenses. We enter into collaborative agreements with life sciences partners that provide us with rights to develop, produce, and market products using certain know-how, technology and patent rights maintained by these partners. Terms of the various collaboration agreements may require us to make milestone payments upon the achievement of certain product research and development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration.
Milestone and up-front payments are generally recorded as research and development expenses if the payments relate to products that have not yet been commercialized. Milestone and up-front payments made related to commercialized tests are generally capitalized as intangible assets and amortized to cost of goods sold over the estimated economic life of the product. Royalties paid are generally recorded in cost of revenues and are accrued for at the time the related revenue is recognized.

Concentration of Risks
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. We limit our exposure to credit loss by placing cash and investments with high credit quality financial institutions. Additionally, we have established guidelines regarding diversification of investments and their maturities, which are designed to maintain principal and maximize liquidity.
Concentration of credit risk with respect to accounts receivable related to product sales is limited due to our large and diverse customer base, which is dispersed over different geographic areas. Allowances are maintained for potential credit losses and such losses have historically been within our expectations.
We grant credit generally on an unsecured basis to customers of our genetic analysis business throughout North America, Europe, and Asia, except China that are on a secured basis until a collection history is established. To reduce credit risk, certain sales are secured by letters of credit from commercial banks. At December 31, 2012, gross trade accounts receivable from customers located outside the United States accounted for 56% of total accounts receivable. At December 31, 2012 and 2011, no single customer had an accounts receivable balance greater than 10% of the total balance outstanding and no single customer represented more than 10% of total revenues for the years presented.
We are dependent on our suppliers and contract manufacturers to provide raw materials and devices of appropriate quality and reliability and to meet applicable regulatory requirements. In certain cases we rely on single sources of supply. Consequently, in the event that supplies are delayed or interrupted for any reason, our ability to develop and produce our products and services could be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
Fair Value Measurements
Our financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued expenses, long term debt and Senior Convertible Notes.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. The estimated fair value of the Senior Convertible Notes is determined by using available market information as of December 31, 2012.
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
We value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classify our cash equivalents and marketable securities within Level 1 or Level 2. As of December 31, 2012 and 2011, we had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.
Cash, Cash Equivalents, and Marketable Securities
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less at the time of purchase.
Investments with an original maturity of more than three months at the time of purchase are considered marketable securities. All marketable securities have been classified by management as available-for-sale. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, determined on a specific identification basis, reported as a component of other comprehensive income (loss) in stockholder's equity until realized.
A decline in the market value of any marketable security below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment would be included in other income or expense in the consolidated statements of operations and a new cost basis for the security is established.

Accounts Receivable
We bill third-party payors for Sequenom CMM's LDTs upon delivery of test results to ordering physicians and we take assignment of benefits and the risk of collection with these payors. We do not record accounts receivable for billings to third-party payors or self-pay patients as these revenues are currently recognized on a cash basis.
We invoice our genetic analysis product sales and services as orders are shipped and/or services provided and any other contractual obligations are met. Our contracts typically require payment within 30 to 60 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivable and historical bad debts, customer credit, current economic trends, and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $782,000 and $771,000 at December 31, 2012 and 2011, respectively.
We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We consider all available information in our assessments of the adequacy of the reserves for uncollectible accounts. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market value (net realizable value). We estimate the recoverability of our inventory by reference to our internal estimates of future demands and product life cycles, including expiration.
Warranty Cost and Reserves
We provide a warranty provision related to the sales of our MassARRAY systems based on our historical experience of repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY system and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts, which is recorded as a component of cost of product revenue. At December 31, 2012 and 2011, our warranty liability was $324,000 and $303,000, respectively.
Property, Equipment and Leasehold Improvements
Property consists of a leased building which did not meet the sale-leaseback criteria and is recorded at its fair value at the date of the lease, less depreciation. The building is being depreciated over a period of 15 years equal to the term of the related lease and extensions. Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years). Leasehold improvements are stated at cost and amortized using the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. The maximum estimated useful life of any leasehold improvement is 15 years from the completion of the improvement. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.
Goodwill and Intangible Assets
Goodwill represents the excess purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Goodwill is deemed to have an indefinite life and, therefore, is not amortized.
Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives, which consist of purchased patent rights and license and lab accreditation costs, requires the use of estimates and the exercise of judgment. These intangible assets are being amortized over the expected economic use of the asset. Intangible assets with finite lives are not material and are included in non-current other assets on our consolidated balance sheets.

We annually evaluate our intangible assets and goodwill at the reporting unit level during the fourth quarter each fiscal year, or more frequently if we believe indicators of impairment are present. We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.
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
North Carolina Lease
Because the terms of the Company's facility lease agreements for its North Carolina laboratory site required the Company's extensive involvement in the construction of the building, the Company is deemed to be the owner of the building for accounting purposes only. Accordingly, the Company recorded assets of $8.7 million, representing the fair value of the building based on the assessed value and the total costs of the improvements, including the costs paid by the lessor (the legal owner of the buildings), with an associated long-term obligation. Upon completion of construction of the building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and obligation. Therefore the lease is accounted for as a long-term financing obligation. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed assets will be recognized as a non-cash gain on sale of the property. We report rent expense only on the land portion of the property but not for the building which is owned for accounting purposes. Rather, building rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
Stock-based Compensation
We measure and recognize compensation expense for all stock-based payments made to employees, directors, and consultants based on estimated fair value, net of an estimated forfeiture rate. These stock-based awards include stock options, restricted stock and restricted stock units, and stock purchase rights under our employee stock purchase plan. We estimate the fair value of stock options granted and stock purchase rights using the Black-Scholes-Merton, or BSM, option-pricing model, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee stock-based compensation at the date of grant. The fair value of our restricted stock awards and units is based on the market price of our common stock on the date of grant.
We recognize stock-based compensation cost on a straight-line basis over the requisite service period of the award or, in the case of performance-based awards, over the period from the date that the performance milestone achievement is reasonably assured to the estimated achievement date. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
Due to our net loss position, no tax benefits for stock-based compensation have been recognized in the consolidated statements of cash flows. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.
The fair value of options granted to non-employees is estimated at the measurement date using the BSM pricing model and remeasured at each reporting date to fair value, with changes in fair value recognized as expense in the statement of operations and comprehensive loss.
Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of December 31, 2012 and 2011, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.
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
Foreign Currency Translation and Transactions
The financial statements of our subsidiaries in Germany, United Kingdom (dissolved as of December 31, 2012), and Japan are measured using, respectively, the Euro, British Pound, and Japanese Yen, as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average monthly rate of exchange during the reporting period. Net gains or losses resulting from the translation of foreign financial statements are reported as a component of other comprehensive income (loss) in stockholder's equity.
Monetary assets and liabilities denominated in currencies other than the respective functional currencies are initially recorded using the foreign currency exchange rates at the time such transactions arise. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Subsequent remeasurement at each balance sheet date is recognized as transaction gains and losses in income as unrealized or realized upon settlement of the transaction. Foreign currency transaction gains or losses were not significant for the years presented.
Net Loss Per Share
Basic and diluted net loss per common share for the years presented is computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. Common stock equivalents that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive were as follows (in thousands):

	As of December 31,
	2012	2011	2010
Shares underlying Senior Convertible Notes	28,088	—	—
Options to purchase common stock	12,488	7,846	6,153
Restricted stock units not yet vested and released	905	975	1,144
Warrants to purchase common stock	250	250	59
	41,731	9,071	7,356
Change in Accounting Estimate
During the fourth quarter of 2012, we completed a review of the performance metrics under which certain performance based stock units vest, as well as the forecasted amount for those performance metrics. Based on this review, we have determined that it is probable that the performance milestones will be met in 2013. In accordance with the authoritative guidance, this change in accounting estimate was made effective October 1, 2012 with a catch-up adjustment of the related stock-based compensation expense in the fourth quarter of 2012 totaling $1.1 million representing the amount of compensation earned as if the expense had been recorded on a straight-line basis since the issuance of the units.
Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011–05, Presentation of Comprehensive Income. The guidance requires an entity to present items of net income and other comprehensive income, or OCI, and total comprehensive income either in a single continuous statement of comprehensive income or two separate but continuous statements. We are no longer allowed to present OCI in the statement of stockholders' equity. Earnings (loss) per share will continue to be based on net income (loss). The adoption of this update did not have a material impact on our consolidated financial statements.
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
2. Restatement of Previously Issued Consolidated Financial Statements
We are restating our previously issued consolidated financial statements as of December 31, 2011 and for the years ended December 31, 2011 and 2010 to correct various prior period errors in our accounting discovered in the fourth quarter of 2012. These errors are described below.
Classification of certain costs of revenue. In periods prior to the fourth quarter of 2012, we classified certain personnel and related costs that support genetic analysis services revenue in selling and marketing expense. In the restated consolidated financial statements, we have correctly classified these costs in cost of genetic analysis sales and services. The correction had the effect of increasing cost of genetic analysis product sales and services in the years ended December 31, 2011, 2010, 2009 and 2008 by $3.1 million, $3.3 million, $2.8 million and $2.5 million, respectively, and decreased selling and marketing expense in the same amount. Total net operating loss and net loss was unchanged as a result of correcting this error.

Classification of certain selling and marketing expenses. In periods from third quarter of 2011 to the third quarter of 2012, we classified certain personnel and related costs for our medical and scientific affairs departments that support our selling efforts for our diagnostic testing services in research and development expense. In the restated consolidated financial statements, we have correctly classified these costs in selling and marketing expense. The correction had the effect of increasing selling and marketing expense in the year ended December 31, 2011 by $0.2 million and decreasing research and development expense by the same amount. Total net operating loss and net loss was unchanged as a result of correcting this error.
Lease accounting. We have corrected the accounting for our North Carolina facility lease entered into in November 2011. In accordance with ASC 840, Leases, the Company was the deemed owner, for accounting purposes, of the building during the construction period and was therefore required to capitalize the building and the costs of construction through the construction period with a corresponding long-term debt obligation. In addition, upon completion of the construction of the building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and obligation. Therefore the lease is accounted for as a long-term financing obligation. We previously accounted for the lease in error as an operating lease.
The correction of this error has the effect of increasing property and equipment by $4.3 million at December 31, 2011, and increasing short-term and long-term liabilities by $0.1 million and $4.2 million, respectively at December 31, 2011. The impact on the statement of operations for the year ended December 31, 2011 is inconsequential.
Cumulative translation adjustment. In periods prior to the fourth quarter of 2012, we incorrectly accounted for the foreign currency translation gains and losses of one of our international subsidiaries as components of equity rather than as gains (losses) in the consolidated statements of operations for the periods in which such gains and losses occurred. The impact of this error is a decrease in the opening balance of accumulated other comprehensive income in the consolidated balance sheet as of December 31, 2007 of $1.5 million, and a corresponding reduction to accumulated deficit at the same date. There is no impact to total assets, total liabilities or total equity as of December 31, 2007 as a result of this error correction. The impact of the corrected accounting is an increase / (decrease) to other income, net in 2008 and 2009 of $0.2 million and $(0.3) million, respectively. In all subsequent periods, the impact to other income, net and net loss is inconsequential.
Stock based compensation. In 2008 and 2009, we overstated stock-based compensation expense related to certain restricted stock units issued in those years. The impact of the correction of this error is a decrease in stock based compensation expense of $0.4 million and $0.8 million in 2008 and 2009, respectively, and a corresponding decrease in additional paid in capital. The reduction in expense in each year is classified as follows (in thousands):

	2009	2008
Selling and marketing	$90	$45
Research and development	97	41
General and administrative	604	350
	$791	$436
Warranty liability. We previously did not accrue for warranty labor costs. The correction of this error is an increase in accrued expenses and an increase in the opening balance of the accumulated deficit in the consolidated balance sheet as of December 31, 2007 of $0.2 million. There was no impact on the net loss for subsequent periods.

A summary of the effects on our statements of operations for all of the adjustments is as follows:

(in thousands)	2011	2010	2009	2008

Statements of Operations
Cost of revenue	$3,077	$3,275	$2,828	$2,504
Gross margin	(3,077)	(3,275)	(2,828)	(2,504)
Selling and marketing expense	(2,863)	(3,275)	(2,918)	(2,549)
Research and development	(272)	—	(97)	(41)
General and administrative	—	—	(604)	(350)
Interest income (expense), net	(35)	—	—	—
Other income (expense), net	—	—	(307)	246
Net loss	23	—	484	682
The following tables present the impact of the restatement on our previously issued consolidated financial statements. The adjustments are of a non-cash nature and do not result in a more than inconsequential impact on our reported consolidated statements of cash flows.

Consolidated Balance Sheets
	December 31, 2011			December 31, 2010
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except share information)
Assets
Current assets:
Cash and cash equivalents	$28,926		$28,926	$116,647		$116,647
Marketable securities	55,290		55,290	18,833		18,833
Accounts receivable, net	6,972		6,972	6,911		6,911
Inventories	8,729		8,729	5,605		5,605
Other current assets and prepaid expenses	3,533		3,533	3,791		3,791
Total current assets	103,450	—	103,450	151,787	—	151,787
Property, equipment and leasehold improvements, net	19,629	4,273	23,902	11,038		11,038
Goodwill	10,007		10,007	10,007		10,007
Other assets	2,461		2,461	1,447		1,447
Total assets	$135,547	$4,273	$139,820	$174,279	$—	$174,279

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,435		$8,435	$5,958		$5,958
Accrued expenses	15,743	$182	15,925	9,947	$232	10,179
Long-term debt and obligations, current portion	1,902	140	2,042	938		938
Other current liabilities	2,924		2,924	2,624		2,624
Total current liabilities	29,004	322	29,326	19,467	232	19,699
Long-term debt and obligations, less current portion	13,273	4,160	17,433	902		902
Other long-term liabilities	1,882		1,882	3,178		3,178
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock	—		—	—		—
Common stock	99		99	99		99
Additional paid-in capital	883,006	(1,227)	881,779	867,977	(1,227)	866,750
Accumulated other comprehensive income	570	(1,395)	(825)	786	(1,395)	(609)
Accumulated deficit	(792,287)	2,413	(789,874)	(718,130)	2,390	(715,740)
Total stockholders' equity	91,388	(209)	91,179	150,732	(232)	150,500
Total liabilities and stockholders' equity	$135,547	$4,273	$139,820	$174,279	$—	$174,279

Consolidated Statements of Operations and Comprehensive Loss
	Year ended December 31, 2011			Year ended December 31, 2010
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share information)
Statements of Operations
Revenues:
Diagnostic services	$8,319		$8,319	$2,554		$2,554
Genetic analysis product sales and services	47,588		47,588	44,905		44,905
Total revenues	55,907	$—	55,907	47,459	$—	47,459
Cost of revenues:
Cost of diagnostic services	10,031		10,031	3,965		3,965
Cost of genetic analysis product sales and services	13,283	3,077	16,360	15,031	3,275	18,306
Total cost of revenues	23,314	3,077	26,391	18,996	3,275	22,271
Gross margin	32,593	(3,077)	29,516	28,463	(3,275)	25,188
Operating expenses:
Selling and marketing	31,087	(2,863)	28,224	28,387	(3,275)	25,112
Research and development	53,585	(272)	53,313	43,431		43,431
General and administrative	22,185		22,185	22,280		22,280
Litigation settlement, net	—		—	55,384		55,384
Total operating expenses	106,857	(3,135)	103,722	149,482	(3,275)	146,207
Loss from operations	(74,264)	58	(74,206)	(121,019)	—	(121,019)
Interest income (expense), net	(295)	(35)	(330)	(28)		(28)
Other income (expense), net	497		497	193		193
Loss before income taxes	(74,062)	23	(74,039)	(120,854)	—	(120,854)
Income tax benefit (expense)	(95)		(95)	10		10
Net loss	$(74,157)	$23	$(74,134)	$(120,844)	$—	$(120,844)
Net loss per common share, basic and diluted	$(0.75)		$(0.75)	$(1.69)		$(1.69)
Weighted average number of shares outstanding, basic and diluted	99,143		99,143	71,697		71,697

Statements of Comprehensive Loss
Net loss	$(74,157)	$23	$(74,134)	$(120,844)	$—	$(120,844)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	10		10	(34)		(34)
Foreign currency translation adjustment	(226)		(226)	(264)		(264)
Total other comprehensive (loss)	(216)	—	(216)	(298)	—	(298)
Comprehensive loss	$(74,373)	$23	$(74,350)	$(121,142)	$—	$(121,142)

Consolidated Statements of Operations and Comprehensive Loss
	Year ended December 31, 2009			Year ended December 31, 2008
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share information)
Statements of Operations
Revenues:
Diagnostic services	$94		$94	$—		$—
Genetic analysis product sales and services	37,769		37,769	47,149		47,149
Total revenues	37,863	$—	37,863	47,149	$—	47,149
Cost of revenues:
Cost of diagnostic services	412		412	—		—
Cost of genetic analysis product sales and services	14,158	2,828	16,986	19,590	2,504	22,094
Total cost of revenues	14,570	2,828	17,398	19,590	2,504	22,094
Gross margin	23,293	(2,828)	20,465	27,559	(2,504)	25,055
Operating expenses:
Selling and marketing	26,845	(2,918)	23,927	24,299	(2,549)	21,750
Research and development	37,454	(97)	37,357	27,455	(41)	27,414
General and administrative	28,127	(604)	27,523	18,436	(350)	18,086
Litigation settlement, net	1,589		1,589	—		—
Total operating expenses	94,015	(3,619)	90,396	70,190	(2,940)	67,250
Loss from operations	(70,722)	791	(69,931)	(42,631)	436	(42,195)
Interest income (expense), net	181		181	1,453		1,453
Other income (expense), net	(354)	(307)	(661)	(2,765)	246	(2,519)
Loss before income taxes	(70,895)	484	(70,411)	(43,943)	682	(43,261)
Income tax benefit (expense)	(117)		(117)	(211)		(211)
Net loss	$(71,012)	$484	$(70,528)	$(44,154)	$682	$(43,472)
Net loss per common share, basic and diluted	$(1.16)		$(1.15)	$(0.83)		$(0.82)
Weighted average number of shares outstanding, basic and diluted	61,171		61,171	53,129		53,129

Statements of Comprehensive Loss
Net loss	$(71,012)	$484	$(70,528)	$(44,154)	$682	$(43,472)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	2		2	898		898
Foreign currency translation adjustment	(246)	307	61	111	(246)	(135)
Total other comprehensive (loss)	(244)	307	63	1,009	(246)	763
Comprehensive loss	$(71,256)	$791	$(70,465)	$(43,145)	$436	$(42,709)

Consolidated Statements of Operations and Comprehensive Loss
	Three months ended March 31, 2012			Three months ended June 30, 2012			Three months ended September 30, 2012			Three months ended December 31, 2012
	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated
	(Unaudited and in thousands, except per share information)
Statement of Operations
Revenues:
Diagnostic services	$4,780		$4,780	$8,110		$8,110	$12,501		$12,501	$21,066
Genetic analysis product sales and services	10,140		10,140	10,142		10,142	10,352		10,352	12,606
Total revenues	14,920	$—	14,920	18,252	$—	18,252	22,853	$—	22,853	33,672
Cost of revenues:
Cost of diagnostic services	6,871		6,871	9,407		9,407	13,836		13,836	17,169
Cost of genetic analysis product sales and services	2,607	816	3,423	2,964	734	3,698	3,010	701	3,711	4,193
Total cost of revenues	9,478	816	10,294	12,371	734	13,105	16,846	701	17,547	21,362
Gross margin	5,442	(816)	4,626	5,881	(734)	5,147	6,007	(701)	5,306	12,310
Operating expenses:
Selling and marketing	9,757	(80)	9,677	11,303	7	11,310	12,358	294	12,652	14,948
Research and development	12,663	(819)	11,844	13,870	(800)	13,070	13,243	(1,054)	12,189	13,422
General and administrative	7,350		7,350	9,949		9,949	10,126		10,126	13,665
Total operating expenses	29,770	(899)	28,871	35,122	(793)	34,329	35,727	(760)	34,967	42,035
Loss from operations	(24,328)	83	(24,245)	(29,241)	59	(29,182)	(29,720)	59	(29,661)	(29,725)
Interest income (expense), net	(194)	(53)	(247)	(245)	(54)	(299)	(530)	(70)	(600)	(2,172)
Other income (expense), net	71		71	(116)		(116)	44		44	(1,166)
Loss before income taxes	(24,451)	30	(24,421)	(29,602)	5	(29,597)	(30,206)	(11)	(30,217)	(33,063)
Income tax benefit (expense)	(2)		(2)	(20)		(20)	(20)		(20)	311
Net loss	$(24,453)	$30	$(24,423)	$(29,622)	$5	$(29,617)	$(30,226)	$(11)	$(30,237)	$(32,752)
Net loss per common share, basic and diluted	$(0.22)		$(0.22)	$(0.26)		$(0.26)	$(0.26)		$(0.26)	(0.29)
Weighted average number of shares outstanding, basic and diluted	110,512		110,512	114,549		114,549	114,712		114,712	114,786

Comprehensive loss	$(24,427)	$30	$(24,397)	$(29,806)	$5	$(29,801)	$(30,071)	$(11)	$(30,082)	$(31,501)

Consolidated Statements of Operations and Comprehensive Loss
	Six months ended June 30, 2012			Nine months ended September 30, 2012
	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated
	(Unaudited and in thousands, except per share information)
Statements of Operations
Revenues:
Diagnostic services	$12,890		$12,890	$25,391		$25,391
Genetic analysis product sales and services	20,282		20,282	30,634		30,634
Total revenues	33,172	$—	33,172	56,025	$—	56,025
Cost of revenues:
Cost of diagnostic services	16,278		16,278	30,114		30,114
Cost of genetic analysis product sales and services	5,571	1,550	7,121	8,581	2,251	10,832
Total cost of revenues	21,849	1,550	23,399	38,695	2,251	40,946
Gross margin	11,323	(1,550)	9,773	17,330	(2,251)	15,079
Operating expenses:
Selling and marketing	21,060	(73)	20,987	33,418	221	33,639
Research and development	26,533	(1,619)	24,914	39,776	(2,673)	37,103
General and administrative	17,299		17,299	27,425		27,425
Total operating expenses	64,892	(1,692)	63,200	100,619	(2,452)	98,167
Loss from operations	(53,569)	142	(53,427)	(83,289)	201	(83,088)
Interest income (expense), net	(439)	(107)	(546)	(969)	(177)	(1,146)
Other income (expense), net	(45)		(45)	(1)		(1)
Loss before income taxes	(54,053)	35	(54,018)	(84,259)	24	(84,235)
Income tax benefit (expense)	(22)		(22)	(42)		(42)
Net loss	$(54,075)	$35	$(54,040)	$(84,301)	$24	$(84,277)
Net loss per common share, basic and diluted	$(0.48)		$(0.48)	$(0.74)		$(0.74)
Weighted average number of shares outstanding, basic and diluted	112,531		112,531	113,263		113,263

Comprehensive loss	$(54,233)	$35	$(54,198)	$(84,304)	$24	$(84,280)

Consolidated Statements of Operations and Comprehensive Loss
	Three months ended March 31, 2011			Three months ended June 30, 2011			Three months ended September 30, 2011			Three months ended December 31, 2011
	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated
	(Unaudited and in thousands, except per share information)
Statements of Operations
Revenues:
Diagnostic services	$1,666		$1,666	$1,601		$1,601	$2,219		$2,219	$2,833		$2,833
Genetic analysis product sales and services	11,844		11,844	11,731		11,731	11,362		11,362	12,651		12,651
Total revenues	13,510	$—	13,510	13,332	$—	13,332	13,581	$—	13,581	15,484	$—	15,484
Cost of revenues:
Cost of diagnostic services	1,555		1,555	1,109		1,109	1,958		1,958	5,409		5,409
Cost of genetic analysis product sales and services	3,458	719	4,177	3,316	753	4,069	3,501	768	4,269	3,008	837	3,845
Total cost of revenues	5,013	719	5,732	4,425	753	5,178	5,459	768	6,227	8,417	837	9,254
Gross margin	8,497	(719)	7,778	8,907	(753)	8,154	8,122	(768)	7,354	7,067	(837)	6,230
Operating expenses:
Selling and marketing	6,060	(719)	5,341	7,678	(753)	6,925	8,276	(698)	7,578	9,073	(693)	8,380
Research and development	10,722		10,722	17,146		17,146	12,643	(70)	12,573	13,074	(202)	12,872
General and administrative	4,838		4,838	5,038		5,038	5,461		5,461	6,848		6,848
Total operating expenses	21,620	(719)	20,901	29,862	(753)	29,109	26,380	(768)	25,612	28,995	(895)	28,100
Loss from operations	(13,123)	—	(13,123)	(20,955)	—	(20,955)	(18,258)	—	(18,258)	(21,928)	58	(21,870)
Interest income (expense), net	(71)		(71)	31		31	(82)		(82)	(173)	(35)	(208)
Other income (expense), net	475		475	(2)		(2)	57		57	(33)		(33)
Loss before income taxes	(12,719)	—	(12,719)	(20,926)	—	(20,926)	(18,283)	—	(18,283)	(22,134)	23	(22,111)
Income tax benefit (expense)	49		49	(12)		(12)	(90)		(90)	(42)		(42)
Net loss	$(12,670)	$—	$(12,670)	$(20,938)	$—	$(20,938)	$(18,373)	$—	$(18,373)	$(22,176)	23	$(22,153)
Net loss per common share, basic and diluted	$(0.13)		$(0.13)	$(0.21)		$(0.21)	$(0.19)		$(0.19)	$(0.22)		$(0.22)
Weighted average number of shares outstanding, basic and diluted	98,929		98,929	99,083		99,083	99,220		99,220	99,325		99,325

Comprehensive loss	$(12,391)	$—	$(12,391)	$(20,779)	$—	$(20,779)	$(18,613)	$—	$(18,613)	$(22,590)	$23	$(22,567)

Consolidated Statements of Operations and Comprehensive Loss
	Six months ended June 30, 2011			Nine months ended September 30, 2011
	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated
	(Unaudited and in thousands, except per share information)
Statements of Operations
Revenues:
Diagnostic services	$3,267		$3,267	$5,486		$5,486
Genetic analysis product sales and services	23,575		23,575	34,937		34,937
Total revenues	26,842	$—	26,842	40,423	$—	40,423
Cost of revenues:
Cost of diagnostic services	2,664		2,664	4,622		4,622
Cost of genetic analysis product sales and services	6,774	1,472	8,246	10,275	2,240	12,515
Total cost of revenues	9,438	1,472	10,910	14,897	2,240	17,137
Gross margin	17,404	(1,472)	15,932	25,526	(2,240)	23,286
Operating expenses:
Selling and marketing	13,738	(1,472)	12,266	22,014	(2,170)	19,844
Research and development	27,868		27,868	40,511	(70)	40,441
General and administrative	9,876		9,876	15,337		15,337
Total operating expenses	51,482	(1,472)	50,010	77,862	(2,240)	75,622
Loss from operations	(34,078)	—	(34,078)	(52,336)	—	(52,336)
Interest income (expense), net	(40)		(40)	(122)		(122)
Other income (expense), net	473		473	530		530
Loss before income taxes	(33,645)	—	(33,645)	(51,928)	—	(51,928)
Income tax benefit (expense)	37		37	(53)		(53)
Net loss	$(33,608)	$—	$(33,608)	$(51,981)	$—	$(51,981)
Net loss per common share, basic and diluted	$(0.34)		$(0.34)	$(0.52)		$(0.52)
Weighted average number of shares outstanding, basic and diluted	99,012		99,012	99,082		99,082

Comprehensive loss	$(33,170)	$—	$(33,170)	$(51,783)	$—	$(51,783)

Consolidated Statements of Operations and Comprehensive Loss
	Three months ended March 31, 2010			Three months ended June 30, 2010			Three months ended September 30, 2010			Three months ended December 31, 2010
	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated
	(Unaudited and in thousands, except per share information)
Statements of Operations
Revenues:
Diagnostic services	$204		$204	$444		$444	$687		$687	$1,219		$1,219
Genetic analysis product sales and services	10,406		10,406	10,968		10,968	10,997		10,997	12,534		12,534
Total revenues	10,610	$—	10,610	11,412	$—	11,412	11,684	$—	11,684	13,753	$—	13,753
Cost of revenues:
Cost of diagnostic services	1,181		1,181	553		553	1,123		1,123	1,108		1,108
Cost of genetic analysis product sales and services	4,076	819	4,895	3,907	818	4,725	2,980	819	3,799	4,068	819	4,887
Total cost of revenues	5,257	819	6,076	4,460	818	5,278	4,103	819	4,922	5,176	819	5,995
Gross margin	5,353	(819)	4,534	6,952	(818)	6,134	7,581	(819)	6,762	8,577	(819)	7,758
Operating expenses:
Selling and marketing	6,188	(819)	5,369	7,318	(818)	6,500	6,904	(819)	6,085	7,977	(819)	7,158
Research and development	11,191		11,191	10,428		10,428	11,305		11,305	10,507		10,507
General and administrative	4,894		4,894	6,405		6,405	5,288		5,288	5,693		5,693
Litigation settlement, net	—		—	41,799		41,799	7,049		7,049	6,536		6,536
Total operating expenses	22,273	(819)	21,454	65,950	(818)	65,132	30,546	(819)	29,727	30,713	(819)	29,894
Loss from operations	(16,920)	—	(16,920)	(58,998)	—	(58,998)	(22,965)	—	(22,965)	(22,136)	—	(22,136)
Interest income (expense), net	9		9	36		36	58		58	(131)		(131)
Other income (expense), net	(4)		(4)	(99)		(99)	166		166	130		130
Loss before income taxes	(16,915)	—	(16,915)	(59,061)	—	(59,061)	(22,741)	—	(22,741)	(22,137)	—	(22,137)
Income tax benefit (expense)	(33)		(33)	(77)		(77)	5		5	115		115
Net loss	$(16,948)	$—	$(16,948)	$(59,138)	$—	$(59,138)	$(22,736)	$—	$(22,736)	$(22,022)	$—	$(22,022)
Net loss per common share, basic and diluted	$(0.27)		$(0.27)	$(0.86)		$(0.86)	$(0.30)		$(0.30)	$(0.27)		$(0.27)
Weighted average number of shares outstanding, basic and diluted	62,085		62,085	68,421		68,421	75,260		75,260	80,777		80,777

Comprehensive loss	$(17,212)	$—	$(17,212)	$(59,543)	$—	$(59,543)	$(22,281)	$—	$(22,281)	$(22,106)	$—	$(22,106)

Consolidated Statements of Operations and Comprehensive Loss
	Six months ended June 30, 2010			Nine months ended September 30, 2010
	As Reported	Adjust-ments	As Restated	As Reported	Adjust-ments	As Restated
	(Unaudited and in thousands, except per share information)
Statements of Operations
Revenues:
Diagnostic services	$648		$648	$1,335		$1,335
Genetic analysis product sales and services	21,374		21,374	32,371		32,371
Total revenues	22,022	$—	22,022	33,706	$—	33,706
Cost of revenues:
Cost of diagnostic services	1,734		1,734	2,857		2,857
Cost of genetic analysis product sales and services	7,983	1,637	9,620	10,963	2,456	13,419
Total cost of revenues	9,717	1,637	11,354	13,820	2,456	16,276
Gross margin	12,305	(1,637)	10,668	19,886	(2,456)	17,430
Operating expenses:
Selling and marketing	13,506	(1,637)	11,869	20,410	(2,456)	17,954
Research and development	21,619		21,619	32,924		32,924
General and administrative	11,299		11,299	16,587		16,587
Litigation settlement, net	41,799		41,799	48,848		48,848
Total operating expenses	88,223	(1,637)	86,586	118,769	(2,456)	116,313
Loss from operations	(75,918)	—	(75,918)	(98,883)	—	(98,883)
Interest income (expense), net	45		45	103		103
Other income (expense), net	(103)		(103)	63		63
Loss before income taxes	(75,976)	—	(75,976)	(98,717)	—	(98,717)
Income tax benefit (expense)	(110)		(110)	(105)		(105)
Net loss	$(76,086)	$—	$(76,086)	$(98,822)	$—	$(98,822)
Net loss per common share, basic and diluted	$(1.17)		$(1.17)	$(1.44)		$(1.44)
Weighted average number of shares outstanding, basic and diluted	65,270		65,270	68,637		68,637

Comprehensive loss	$(76,755)	$—	$(76,755)	$(99,036)	$—	$(99,036)

3. Other Financial Information
Marketable Securities
Our marketable securities are comprised of the following (in thousands):

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,019	$8	$(12)	$40,015
Certificates of deposit	11,746	1	(9)	11,738
Mutual funds	224	163	—	387
Total marketable securities	$51,989	$172	$(21)	$52,140

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$44,971	$15	$—	$44,986
Government and agency-backed debt securities	5,067	5	—	5,072
Certificates of deposit	4,901	11	(3)	4,909
Mutual funds	224	100	(1)	323
Total marketable securities	$55,163	$131	$(4)	$55,290
As of December 31, 2012, gross unrealized losses on marketable securities were insignificant. There were no unrealized losses due to credit issues for the years presented. There were no impairments considered other-than-temporary for the years presented, as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value.
Gross realized gains and losses on sales of marketable securities were immaterial for all periods presented. As of December 31, 2012, all of our marketable securities were due within one year.

Inventories
Inventories consisted of the following (in thousands):

	As of December 31,
	2012	2011
Raw materials	$8,317	$7,069
Work in process	655	113
Finished goods	1,598	1,547
Total	$10,570	$8,729
Inventories are shown net of obsolete and excess reserves of $534,000 and $1.8 million at December 31, 2012 and 2011, respectively.

Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements and related accumulated depreciation and amortization were as follows (in thousands):

	As of December 31,
	2012	2011
		As Restated
Building and improvements	$8,660	$4,273
Laboratory equipment	42,846	32,864
Leasehold improvements	7,950	6,819
Office furniture and equipment	19,537	15,486
	78,993	59,442
Less accumulated depreciation and amortization	(45,499)	(35,540)
Total	$33,494	$23,902
Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $10.5 million, $6.7 million, and $5.2 million, respectively. Assets recorded under capital leases of $378,000 and $366,000 are included in the office furniture and equipment balance at December 31, 2012 and 2011, respectively. Depreciation of assets under capital leases is included in depreciation expense.
Accrued Expenses
Accrued expenses consist of the following significant items (in thousands):

	As of December 31,
	2012	2011
		As Restated
Accrued compensation and related taxes	$12,404	$8,910
Accrued royalties, licenses, and collaboration payments	5,338	3,067
Accrued professional fees and consulting	2,511	1,204
Other	4,254	2,744
Total	$24,507	$15,925
Accumulated Other Comprehensive Income
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, and includes net loss, unrealized gains and losses on our available-for-sale marketable securities, and foreign currency translation gains and losses.
Accumulated other comprehensive income consists of the following (in thousands):

	As of December 31,
	2012	2011
		As Restated
Foreign currency translation adjustments	$326	$(898)
Net unrealized gains on marketable securities, net of deferred taxes	97	73
Total	$423	$(825)
4. Business Segments and Geographic Areas
We operate our business on the basis of two reportable segments: Molecular Diagnostics and Genetic Analysis.
Molecular Diagnostics, in which Sequenom Center for Molecular Medicine, LLC or Sequenom CMM performs molecular diagnostic testing services utilizing its laboratory-developed tests (LDTs), which are currently focused on noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics, and plans to develop or acquire additional diagnostic tests in those and other fields including autoimmunity, neurology and oncology. Services revenues from our Molecular Diagnostics segment are primarily derived from providing testing services using Sequenom CMM's LDTs. Revenues from our Molecular Diagnostics segment are generated primarily from customers located within the United States.

Our Genetic Analysis segment researches, develops and commercializes components and applications for our proprietary Mass ARRAY system, a nucleic acid analysis research-use only system that measures genetic target material and variations. Product sales, services and contract research revenues from our Genetic Analysis segment are primarily derived from sales of our MassARRAY systems, which are comprised of hardware, software applications, consumable chips and reagents, as well as the provision of contract research services, to clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies, academic institutions and government agencies. Revenues from our Genetic Analysis segment are generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
Revenues by product line and operating loss by segment were as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenues:
Molecular Diagnostics	$46,457	$8,319	$2,554
Genetic Analysis:
Product sales	35,858	39,709	37,388
Maintenance services	5,277	5,227	5,034
Contract research and other	2,105	2,652	2,483
Total Genetic Analysis	$43,240	$47,588	$44,905
Total revenues	$89,697	$55,907	$47,459

Operating (loss) income:		As Restated
Molecular Diagnostics	$(72,242)	$(48,111)	$(39,156)
Genetic Analysis	3,104	7,448	4,477
Unallocated	(43,675)	(33,543)	(86,340)
Total loss from operations	$(112,813)	$(74,206)	$(121,019)

Significant non-cash items included in operating loss above
Depreciation and amortization:
Molecular Diagnostics	$7,159	$3,961	$2,084
Genetic Analysis	475	499	928
Unallocated	3,491	2,670	2,580
Total depreciation and amortization	$11,125	$7,130	$5,592

Stock-based compensation:
Molecular Diagnostics	$5,131	$4,181	$3,458
Genetic Analysis	2,527	2,935	2,676
Unallocated	5,666	4,946	5,379
Total stock-based compensation	$13,324	$12,062	$11,513
Segment performance assessment is based on a revenue and operating loss basis exclusive of certain unallocated costs, including corporate general and administrative expenses, litigation expense, other indirect costs, and certain other costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities.
We do not discretely allocate assets to our operating segments as the majority of our significant assets are shared or are considered non-segment assets. Intersegment revenues and transfers were immaterial during the years presented.
In the third quarter of 2012, we changed the way we allocate certain costs in our management reporting structure to allocate the costs of facilities, information technology, patient billing, and stock-based compensation to the respective segments. These reclassifications only affected our operating loss by segment and did not impact our consolidated revenues, operating loss or net loss. All amounts reported above for the years ended December 31, 2011 and 2010 have been restated to conform to the new allocation method.

Geographic Information
We have wholly-owned subsidiaries located in Germany, the United Kingdom (dissolved as of December 31, 2012), Hong Kong, and Japan and have customer and vendor relationships worldwide. Revenues in the following countries or regions are attributable to the individual country within the region to which the product is shipped as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
United States	$60,886	$25,090	$19,752
Other Americas	2,017	1,957	2,139
China	5,600	6,056	4,037
Other Asia	7,963	8,950	8,410
Europe	13,231	13,854	13,121
Total	$89,697	$55,907	$47,459
There were no material amounts of transfers between geographic areas.
Net long-lived assets exclude goodwill and other intangible assets since they are not allocated on a geographic basis. The Company had net long-lived assets consisting of property and equipment in the following regions as follows (in thousands):

	As of December 31,
	2012	2011
		As Restated
United States	$33,090	$23,395
Europe	223	273
Asia	181	234
Total	$33,494	$23,902
5. Long-Term Obligations
Long-term obligations consist of the following (in thousands, except percentages):

	As of December 31,
	2012	2011
		As Restated
5% Senior Convertible Notes due October 2017, interest payable semi-annually in April and October, beginning April 1, 2013	$130,000	$—
Bank loans due May 2015, or Bank Loans, principal and interest payable monthly, weighted-average effective interest rates of 5.52% and 5.44%, net of unamortized discounts of $326 and $434 at December 31, 2012 and 2011, respectively	17,949	15,142
Obligation for building and improvements, effective interest of 4.91%, expiring October 2026	6,318	4,300
Capital lease liabilities, net of unamortized discount of $117 at December 31, 2012, expiring January 2026	375	33
Total long-term obligations	$154,642	$19,475
Less current portion	(7,601)	(2,042)
Non-current portion	$147,041	$17,433
Future maturities of our long-term obligations at December 31, 2012 are as follows (in thousands):

2013	$7,653
2014	7,680
2015	4,168
2016	323
2017	130,342
Thereafter	4,919
Total gross maturities	$155,085
Less unamortized discounts for imputed interest	(443)
Total long-term obligations	$154,642
Senior Convertible Notes
On September 17, 2012, we issued $130.0 million aggregate principal amount of 5% Convertible Senior Notes, or the Senior Convertible Notes, in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The Senior Convertible Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2013. Interest on the Senior Convertible Notes accrues from September 17, 2012. The Senior Convertible Notes mature on October 1, 2017, unless earlier converted, redeemed, or repurchased. The Senior Convertible Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of our common stock.
We received net proceeds of $124.7 million after deducting underwriting discounts and commissions and other offering costs of $5.3 million. The debt issuance costs are recorded in other assets and are amortized to interest expense, using the effective interest method, over the five-year term of the Senior Convertible Notes. At December 31, 2012, unamortized deferred debt issuance costs totaled $5.0 million.
The Senior Convertible Notes are initially convertible into a total of 28.1 million shares of common stock, which is equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of Senior Convertible Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of Senior Convertible Notes, which would result in a maximum issuance of 35.8 million shares of common stock if all holders converted at the maximum conversion rate. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their Senior Convertible Notes in connection with a make-whole fundamental change (as defined in the indenture governing the the Senior Convertible Notes).

We may not redeem the Senior Convertible Notes prior to October 1, 2015. On and after October 1, 2015, we may redeem for cash all, but not less than all, of the Senior Convertible Notes if the last reported sale price of the common stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which we deliver the notice of the redemption. The redemption price will equal 100% of the principal amount of the Senior Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if we call the Senior Convertible Notes for redemption, a make-whole fundamental change will be deemed to occur. As a result, we will, in certain circumstances, increase the conversion rate for holders who convert their Senior Convertible Notes after we deliver a notice of redemption and on or prior to the close of business on the third business day immediately preceding the relevant redemption date. Upon a fundamental change, subject to certain exceptions, the holders may require that we repurchase some or all of their Senior Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Senior Convertible Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
On September 17, 2012, we entered into an indenture with Wells Fargo Bank, National Association, as trustee, relating to the Senior Convertible Notes. The Senior Convertible Notes are senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, and will be senior in right of payment to any future indebtedness that is expressly subordinated to the Senior Convertible Notes. The Senior Convertible Notes will be effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities and commitments of our subsidiaries, including trade payables and any guarantees that they may provide with respect to any of our existing or future indebtedness.
Term Loan and Revolving Line of Credit
In May 2011, we and our wholly-owned subsidiary Sequenom CMM entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, that allowed for term loans of up to $20.0 million through August 31, 2012, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of our and Sequenom CMM's assets, except for intellectual property, and are subject to certain other exceptions. The Loan Agreement includes limitations on our ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
Under the Loan Agreement, term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum. The term loan borrowings are being repaid in 33 equal installments of principal, plus accrued interest which commenced on September 1, 2012. The term loan requires a final payment of 3.5% of all advances made under the term loan, in addition to principal repayments, at the loan maturity date, which is May 1, 2015. We have the option to prepay the outstanding balance of the term loan in full, subject to the final payment.
 Under the terms of the revolving credit facility, we may borrow up to $10 million based on a percentage of eligible accounts receivable, as defined in the Loan Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate equal to 1% over the U.S. prime rate, with principal due on May 31, 2014. We have the option to terminate the revolving credit facility prior to the loan maturity date and repay the outstanding balance in full. No amounts had been drawn under this credit line as of December 31, 2012.
At December 31, 2012 we were in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring us to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus our operating liquidity.
Obligation for Building and Improvements
In November 2011, we entered into a lease agreement for a building in North Carolina that we are accounting for as a financing lease. The term of the lease and the obligation was initially 15 years through October 2026, including two 5-year extensions of the lease. Rent payments under the lease are allocated primarily between interest expense and reduction to the long-term obligation. In the event we terminate the lease prior to the end of the 15-year period, we will recognize a gain representing the amount by which the balance of the obligation exceeds the net book value of the related building and improvements.

6. Research and Development Collaboration and Licensing Agreements
We have entered into various collaborative agreements that provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by our collaborative partners. Terms of the various collaboration agreements may require us to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on future sales, if any, of commercial products resulting from the collaboration. Certain of the licensing agreements require guaranteed minimum royalty payments. Terms of the licensing agreements generally range from the remaining life of the patent up to 17 years and, in some cases, may be subject to earlier termination by either party upon specified circumstances.
Isis Innovation Ltd. License Agreement
We exclusively in-licensed from Isis Innovation Ltd., or Isis, patent rights to use ccff nucleic acids for diagnostic testing of serum and plasma samples obtained from pregnant women, which we use extensively for the development and commercialization of our prenatal diagnostic tests. These exclusive license rights cover the general diagnostic use of ccff nucleic acids in territories that include the United States, Canada, Europe, Japan, Australia, and Hong Kong.
We have agreed to pay to Isis royalties on net sales of products developed or produced using the licensed patent rights, including specified minimum annual royalties and milestone payments upon commercial events with respect to products for particular indications. The agreement remains in force for the life of any patent issued in connection with the patent application covering the licensed technology, subject to earlier termination.
CUHK License Agreements
In May 2011, we entered into a license agreement with The Chinese University of Hong Kong, or CUHK, pursuant to which CUHK granted us an exclusive, worldwide (excluding Hong Kong), royalty-bearing license to use, and to sublicense, certain intellectual property covered by patent applications owned by CUHK for prenatal diagnostics, prognostics, and analysis for research and commercial purposes. During the year ended December 31, 2011, we paid a license fee to CUHK of $3,000,000, which was recognized as research and development expense as we considered the technology to still be in the research and development phase and to have no alternative future uses. We are obligated to pay royalties on sales of products incorporating the licensed intellectual property and amounts we receive from any sublicensees, including specified minimum annual royalties. We are also obligated to pay additional amounts to CUHK upon the accomplishment of certain development and commercialization milestones. If we fail to achieve certain development and commercialization milestones within specified timeframes, CUHK may terminate this license agreement. This license agreement will expire on the later of 20 years or the expiration of the last patent, if any patent is issued, relating to the licensed intellectual property, unless terminated earlier.
In connection with this license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK) warrants to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock on May 3, 2011. The warrants, which expire in May 2018 and remain outstanding at December 31, 2012, were immediately exercisable, in whole or in part, but not for less than 20,000 shares and in increments of 20,000 shares. The fair value of the warrants of $1.2 million was recognized as research and development expense during the year ended December 31, 2011.
We have also exclusively in-licensed patent rights from CUHK, which cover the use of cell-free fetal nucleic acids from biological samples, including plasma, serum, whole blood and urine, for prenatal diagnostic testing by massively parallel sequencing. These exclusive license rights include a pending United States patent application and its pending foreign equivalents in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa. Certain of our license rights, which are unrelated to prenatal diagnostic testing by massively parallel sequencing, are non-exclusive. This agreement with CUHK remains effective until the later of the life of any patent issued covering the licensed technology or 2028, subject to earlier termination by either party. We are also required to make milestone payments upon commercial and regulatory events achieved with respect to products developed or produced using the licensed patent rights and to pay royalties on net sales of such products, including specified minimum royalty amounts.

Total expense incurred under all of our research and development collaboration and licensing agreements for royalties, milestone payments, and research funding obligations, including amortization, in the years ended December 31, 2012, 2011 and 2010 was $5.6 million, $6.3 million and $3.5 million, respectively. Future minimum guaranteed payment obligations for royalties, milestone payments, and research funding obligations under all such agreements at December 31, 2012 are as follows (in thousands):

2013	$1,900
2014	2,110
2015	2,140
2016	1,540
2017	1,530
Thereafter	8,850
Total	$18,070
7. Commitments and Contingencies
Building Leases
We lease office, manufacturing and research and development facilities, and equipment under various non-cancellable operating lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes and routine maintenance. Our facility leases have terms that expire at various dates through December 2016. Total rent expense under our operating leases was $6.8 million, $5.2 million, and $5.3 million in during the years ended December 31, 2012, 2011, and 2010, respectively.
In connection with an amendment to our corporate headquarters lease in 2005, we issued warrants to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share to the lessor. The warrants, which remain outstanding at December 31, 2012, are immediately exercisable and expire in October 2015. The fair value of the warrants, calculated using the Black-Scholes option pricing model, was recorded as prepaid rent and is being amortized as rent expense over the remaining life of the lease.
In cases where our lessor grants to us leasehold improvement allowances that reduce our rent expense, we capitalize the improvements as incurred and recognize deferred rent which is amortized over the shorter of the lease term or the expected useful life of the improvements. During the year ended December 31, 2012, we capitalized $2.8 million in such leasehold improvements.
We recognize rent expense for our facility operating leases on a straight-line basis. Current and noncurrent deferred rent totaled 600,000 and $1.7 million at December 31, 2012, and $787,000 and $1.1 million at December 31, 2011, respectively.
Future minimum annual obligations under all non-cancellable operating lease commitments, including the facility leases described above, at December 31, 2012 are as follows (in thousands):

2013	$6,761
2014	6,545
2015	5,379
2016	104
2017	2
Thereafter	—
Total	$18,791
Subsequent to December 31, 2012, in January 2013, we entered into a lease for additional office space near our corporate headquarters that expires in July 2015. Aggregate minimum future annual obligations under this lease total $3.7 million.
Purchase Obligations
In July 2011, we entered into a Sale and Supply Agreement with Illumina, Inc., or Illumina, which expires in July 2016, whereby we will purchase laboratory equipment and consumables used for our MaterniT21 PLUS test. This agreement requires that we submit periodic binding forecasts for consumables. Beginning in 2013, in the event that we purchase less than a specified amount of consumables during any calendar year, Illumina will be relieved of certain of its obligations and representations under the agreement, including certain of Illumina's obligations with respect to pricing terms of the consumables that we purchase. Purchases under this agreement were $17.2 million and $9.5 million during the years ended December 31, 2012 and 2011, respectively.
Future minimum unconditional purchase obligations under this agreement at December 31, 2012 are as follows (in thousands):

2013	$4,000
2014	4,000
2015	4,000
2016	2,083
2017	—
Thereafter	—
$14,083
8. Litigation
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., or Aria, in the United States District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Aria responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under United States patent laws. In March 2012 we filed a motion against Aria for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the order denying the preliminary injunction motion. Appellate briefs have been filed, oral argument took place on January 9, 2013, and the appeal is pending. We intend to vigorously defend against the judicial declaration sought by Aria in its complaint and intend to vigorously pursue our claims against Aria for damages and injunctive relief. In January 2012, we filed a separate complaint against defendant Aria in the United States District Court for the Southern District of California (the Southern District Complaint) alleging that Aria is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, the Southern District Complaint was dismissed without prejudice and the subject matter of the complaint was re-filed as the counterclaims referred to above, in the United States District Court for the Northern District of California.
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
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415 entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief.

In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs ArcticDx, Inc., or ArcticDx, ArcticAx, Inc., or ArcticAx, and ArcticAx US Ltd. (together with ArcticDx and ArcticAx, collectively referred to as Arctic) in the United States District Court for the Eastern District of Texas, case no. 2:12-cv-00081-JRG-RSP. In the complaint (i) ArcticDx alleges that we and Sequenom CMM, by performing its RetnaGene test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years, have and continue to directly infringe U.S. Patent No. 8,114,592, which ArcticDx has exclusively licensed from Cambridge Enterprise Limited and seeks unspecified damages and injunctive relief, (ii) Arctic seeks a judicial declaration that activities related to its Macula Risk genetic test for the indication of individuals with AMD do not directly or indirectly infringe any claim of U.S. Patent No. 8,053,190 (the '190 Patent), U.S. Patent No. 7,867,727 (the '727 Patent), U.S. Patent No. 7,695,909 (the '909 Patent), U.S. Patent No. 7,351,524 (the '524 Patent), and U.S. Patent No. 8,088,579 (the '579 Patent), all of which we have exclusively in-licensed from Optherion, Inc., and (iii) Arctic seeks a judicial declaration that the claims of the '190 Patent, the '727 Patent, the '909 Patent, the '524 Patent, and the '579 Patent (collectively the DJ Patents) are invalid for failure to comply with the requirements of the patent laws of the United States. In May 2012, we filed a motion to dismiss the declaratory judgment causes of action as to each of the DJ Patents for lack of case or controversy and a motion to transfer the case to the United States District Court for the Southern District of California. On November 8, 2012, we, Sequenom CMM, and Arctic entered into a confidential settlement agreement to dismiss the case with prejudice, and have submitted to the United District Court for the Eastern District of Texas a mutual consent judgment and request for dismissal of the case with prejudice. On November 16, 2012, the Court entered the consent judgment and dismissed the case with prejudice. In the opinion of management, the terms of the settlement are immaterial with respect to our consolidated financial position, liquidity, and results of operations.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California and on December 19, 2012, the Petition for Review was denied. On January 7, 2013, we and the individual defendants filed an answer to the complaint. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On January 7, 2013, we filed a cross-complaint against Mr. Hawran for breach of fiduciary duty and a demand for unspecified damages. Mr. Hawran subsequently made a demand to us for indemnity under contact and by law for legal fees and expenses in connection with his defense of the cross-complaint.
In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims related to our products, tests, and services, including our laboratory developed test services. These other matters are, in the opinion of management, immaterial with respect to our consolidated financial position, liquidity, or results of operations.
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

Litigation Settlement
In May 2010, the U.S. District Court for the Southern District. of California entered an order approving the stipulation of settlement reached in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation, Master File No. 3:09-cv-00921 LAB-WMC. Pursuant to the stipulation, we agreed to pay $14.0 million in cash, which was funded by insurance proceeds, and issued in aggregate 6.8 million shares of our common stock to the plaintiffs' class with a fair value of $53.9 million, which was recognized as litigation settlement expense in the consolidated statement of operations during the year ended December 31, 2010.
Additionally, in May 2010 we entered into a stipulation of settlement to resolve the various derivative actions filed in federal and state court. Pursuant to the financial terms of the stipulation with In re Sequenom, Inc. Derivative Litigation we agreed to pay the plaintiffs' attorneys a total of $2.5 million in fees, of which $1.0 million was funded by insurance proceeds. Of the remaining $1.5 million, which was recognized as litigation expense in the consolidated statement of operations during the year ended December 31, 2010, $338,000 was paid by us in cash and $1.2 million was paid through the issuance of 200,000 shares of our common stock at a fair value of $5.81 per share.
9. Common and Preferred Stock
Common Shares
The Company has authorized 185,000,000 shares of common stock.
On January 25, 2012, we closed an underwritten public offering of 14,950,000 shares of our common stock at $4.15 per share, resulting in gross proceeds of $62.0 million. After deducting $3.8 million in underwriting discounts and commissions and other offering costs, we received net proceeds of $58.2 million intended for general corporate purposes, including research and development expenses, capital expenditures, working capital, and general administrative expenses.
In December 2010, we completed an underwritten public offering of 16,100,000 shares of our common stock for $6.00 per share, resulting in gross proceeds of $96.6 million. After deducting $6.0 million in underwriting commissions and transaction costs, we received net proceeds of $90.6 million.
In December 2010, we issued 6,408,000 shares of our common stock at a fair value of $8.03 per share, which represented the remaining portion of the court approved share settlement to the plaintiffs' class in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation.
In July 2010 we issued 200,000 shares of our common stock at a fair value of $5.81 per share, which represented the portion of the plaintiffs' attorneys' fees not covered by insurance to resolve the various derivative actions filed in federal and state court. The shares were issued in accordance with the court's stipulation of settlement.
In June 2010 we issued 409,000 shares of our common stock at a fair value of $5.94 per share, which represented a portion of the court approved share settlement in the class action securities lawsuits consolidated under the caption In re Sequenom, Inc. Securities Litigation. The shares were issued to counsel for the plaintiffs' class in accordance with the court's order awarding attorneys' fees.
In May 2010 we issued 12,435,000 shares of our common stock at $4.15 per share to certain investors in a private placement, resulting in gross proceeds of $51.6 million. After deducting $3.8 million in commissions and transaction costs, we received net proceeds of $47.8 million.
Preferred Shares
Our Board of Directors has the authority to designate up to 5,000,000 shares of preferred stock in one or more series and to define the terms of each series of preferred stock, including dividend, conversion, voting, redemption and liquidation rights and preferences.
Stock Purchase Rights Agreement
The Company has a Rights Agreement to protect stockholders' interest in the event of a proposed takeover of the Company. Each outstanding share of our common stock has attached to it one preferred share purchase right, or Right, which entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock at a price of $120.00 subject to adjustment. The rights are exercisable only if a person, entity or group acquires, or announces their intention to acquire beneficial ownership of 15% or more of our outstanding common stock, or Acquiring Person. Upon exercise, holders, other than the Acquiring Person, will have the right to receive shares of our common stock or Series A Preferred Shares, cash, debt, stock or a combination thereof having a market value of two times the exercise price of the Right. The Rights expire on March 20, 2019.

10. Stock Compensation Plans
Equity Incentive Plans
Our 2006 Equity Incentive Plan (the 2006 Plan), as approved by our stockholders, provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to employees, directors and consultants. As of December 31, 2012, under the 2006 Plan, the aggregate number of shares of common stock that may be issued is 18,206,000 and there were 5,138,000 shares available for future option grants.
Our New-Hire Equity Incentive Plan (New-Hire Plan), which was approved by our Board of Directors in 2010, provides for the granting of stock options to eligible persons entering into employment with us and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of December 31, 2012, under the New-Hire Plan, 324,000 equity awards had been issued and there were 226,000 shares available for future option grants.
Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the combined activity related to our stock option awards during the year ended December 31, 2012 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
As of December 31, 2011	7,846,000	$7.49
Granted	5,308,000	$4.43
Exercised	(16,000)	$3.38
Forfeitures and cancellations	(650,000)	$7.93
Outstanding at December 31, 2012	12,488,000	$6.17	7.6	$4,414,000
Options exercisable at December 31, 2012	6,463,000	$7.29	6.3	$2,583,000
Options vested or expected to vest at December 31, 2012	11,546,000	$6.30	7.4	$4,047,000
The aggregate intrinsic value of stock options exercised in the years ended December 31, 2012, 2011, and 2010 was $15,000, $673,000, and $4.3 million, respectively. Cash received from stock option exercises for the years ended December 31, 2012, 2011, and 2010 was $55,000, $977,000, and $2.6 million respectively.
Restricted stock awards and restricted stock units are generally performance based awards that vest upon achievement of defined performance targets, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. The following table summarizes activity related to our restricted stock awards and restricted stock units during the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
As of December 31, 2011	975,000	$4.65
Grants and awards	115,000	$4.48
Vested and released	(126,000)	$4.72
Forfeitures and cancellations	(59,000)	$4.00
Outstanding at December 31, 2012	905,000	$4.34
The total fair value of restricted stock awards and restricted stock units that vested in the years ended December 31, 2012, 2011, and 2010 was $599,000, $647,000, and $332,000, respectively.
Employee Stock Purchase Plan
Our 1999 Employee Stock Purchase Plans (ESPP) permits eligible employees to purchase shares of common stock at a discount through payroll deductions, with six-month offerings beginning on the first business day in February and August each calendar year. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of our common stock and limited to no more than 10,000 shares per individual per offering period. The price at which our common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

During the years ended years ended December 31, 2012, 2011, and 2010, a total of 367,000 shares, 154,000 shares, and 202,000 shares, respectively, were purchased by and distributed to employees at an average price of $2.91, $5.43, and $3.48 per share, respectively. The total intrinsic value of purchase rights exercised during the periods presented was $188,000, $234,000, and $288,000, respectively.
For the years ended December 31, 2012, 2011, and 2010, we recognized $555,000, $425,000, and $352,000, respectively, as stock-based compensation expense related to the ESPP. As of December 31, 2012, total unrecognized non-cash, compensation expense for non-vested purchase rights granted prior to that date was $54,000, with a weighted-average amortization period of one month. As of December 31, 2012, we had reserved 380,000 shares of common stock for issuance under the ESPP.
Stock Reserved for Future Issuance
Shares reserved for future issuance at December 31, 2012 is as follows:

Number of Shares
Common stock options:
Issued and outstanding	12,488,000
Available for future grant	5,364,000
Available for issuance under the ESPP	380,000
Issued and outstanding restricted stock units	905,000
Warrants outstanding	250,000
Senior Convertible Notes	28,088,000
Total	47,475,000
Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP:

	Years ended December 31,
Stock option grants	2012	2011	2010
Risk-free interest rate	1.6%	2.5%	2.8%
Volatility	94.5%	99.1%	100.0%
Dividend yield	—%	—%	—%
Expected life (years)	7.4	7.6	7.4
Weighted-average grant date fair value	$3.61	$5.74	$4.99

	Years ended December 31,
ESPP stock purchase rights	2012	2011	2010
Risk-free interest rate	0.1%	0.1%	0.2%
Volatility	68.2%	61.5%	42.4%
Dividend yield	—%	—%	—%
Expected life (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$1.13	$1.03	$0.42
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

We recognize stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on historical experience and during the years ended December 31, 2012, 2011, and 2010 were estimated to be 13.4%, 11.2%, and 11.5%, respectively. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
Total non-cash stock-based compensation expense for all stock awards and purchase rights were recognized in our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
		As Restated	As Restated
Cost of revenues	$1,071	$864	$723
Selling and marketing expense	3,658	2,976	2,863
Research and development expense	4,137	4,443	3,917
General and administrative expense	4,458	3,779	4,010
	$13,324	$12,062	$11,513
As of December 31, 2012, there was $17.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. As of December 31, 2012, there was $375,000 of unamortized compensation cost related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years. As of December 31, 2012, total unrecognized non-cash, compensation expense for purchase rights granted and outstanding was $54,000, which will be recognized in January 2013.

11. Income Taxes
We recognize the impact of an uncertain income tax position on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
Following is a tabular reconciliation of the Unrecognized Tax Benefit, or UTB, activity for the two years ended December 31, 2012 (excluding interest and penalties, in thousands):

Beginning balance, January 1, 2011	$1,660
Additions based on tax positions related to the current year	873
Ending balance, December 31, 2011	2,533
Additions based on tax positions related to the current year	—
Reductions due to tax positions that reversed in the current year and completion of research and development study	(2,533)
Ending balance, December 31, 2012	$—
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest and penalties at December 31, 2012 and 2011 and have recognized no interest and/or penalties in the statement of operations for the year ended December 31, 2012.
We are subject to taxation in the U.S., foreign and various state jurisdictions. Our tax years for 1996 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
We completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards in April 2008. We are currently in the process of updating the Section 382/383 analysis and we have removed our federal and state net operating losses and research and development credits from the deferred table until this analysis is complete. At December 31, 2012, there were no uncertain tax benefits that if recognized would impact our effective tax rate. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact our effective tax rate.

The reconciliation of income tax computed at the Federal statutory tax rate to the expense for income taxes is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
		As Restated
Tax at statutory rate	$(41,067)	$(25,921)	$(42,299)
State taxes, net of federal benefit	(4,843)	(2,850)	(5,365)
Change in valuation allowance	417	3,699	(153)
Federal and state NOL limitations	42,121	24,719	45,794
Credits and other	3,103	448	2,013
Income tax (benefit) expense	$(269)	$95	$(10)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain (in thousands):

	Years ended December 31,
	2012	2011
		As Restated
Deferred tax assets:
Foreign net operating loss carryforwards	$2,393	$2,697
Capitalized research expenses	5,452	6,662
Depreciation	1,161	1,080
Stock options	8,897	7,010
Accruals and reserves	7,861	7,764
Other, net	617	674
Total deferred tax assets	26,381	25,887
Valuation allowance	(26,303)	(25,887)
Net deferred tax assets	$78	$—
At December 31, 2012, we had federal and state tax net operating loss carryforwards of approximately $411.0 million and $322.7 million, respectively. The federal and state net operating losses have been reduced by the Section 382 limitation analysis completed in 2008. The federal tax loss carryforwards will begin to expire in 2026, unless previously utilized. The state tax loss carryforwards began to expire in 2010.
We also have federal and California research and development tax credit carryforwards of approximately $5.0 million and $14.2 million, respectively. The federal research and development credits have been reduced by the Section 383 limitation. The federal research and development tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development credit carryforward indefinitely.

12. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
At December 31, 2012:
Cash Equivalents:
Money Market Funds	$105,141	$105,141	$—
Certificates of Deposit	1,391	—	1,391
Total cash equivalents	106,532	105,141	1,391
Marketable Securities:
U.S. treasury securities	40,015	40,015	—
Certificates of deposit	11,738	—	11,738
Mutual funds	387	387	—
Total marketable securities	$52,140	$40,402	$11,738
Total	$158,672	$145,543	$13,129

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
At December 31, 2011:
Cash Equivalents:
Money Market Funds	$13,097	$13,097	$—
Certificates of Deposit	475	—	475
Total cash equivalents	13,572	13,097	475
Marketable Securities:
U.S. treasury securities	44,986	44,986	—
Government and agency-backed debt securities	5,072	—	5,072
Certificates of deposit	4,909	—	4,909
Mutual funds	323	323	—
Total marketable securities	$55,290	$45,309	$9,981
Total	$68,862	$58,406	$10,456
 There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the years ended December 31, 2012 and 2011.
For fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low. We value our investments in money market funds, U.S. treasury securities and mutual funds using Level 1 inputs. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves and fair values determined by Level 3 inputs, which utilize unobservable data points support by little or no market activities, require the exercise of judgment and use of estimates, that if changed, could significantly affect our statement of financial position and results of operations. We value our investments in government and agency-backed securities and certificates of deposit using Level 2 inputs.
Our Level 2 securities are initially valued at the transaction price and subsequently valued and reported utilizing fair values provided by our investment managers who estimate the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as quotes from multiple third-party pricing vendors, fund or trust companies and quoted prices for securities with similar maturity and rating features. We perform additional procedures to corroborate the fair value of our securities, including the comparison of fair values provided by our investment managers to those obtained from other reliable sources.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, intangible assets, and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis during the years ended December 31, 2012, 2011, or 2010.
Fair Value of Other Financial Instruments
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Convertible Notes	$130,000	$156,000	$—	$—
Bank Loans	$17,949	$17,949	$15,142	$15,142
At December 31, 2012, the fair value of our Senior Convertible Notes and Bank Loans was based on quoted market prices of similar instruments.
13. Related Party Transactions
Certain of our officers and Board members also hold officer, professor and/or board member positions with universities, medical centers, and health and research institutions that use our products and services and with whom we have research and licensing agreements. Revenue and expense transactions and accounts receivable and payable balances resulting from related party transactions were as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Genetic Analysis Product Sales and Services revenues	$239	$178	$379
Research and development expenses	$266	$204	$216

	As of December 31,
	2012	2011
Accounts receivable	$—	$45
Accounts payable and accrued expenses	$22	$27
14. Selected Quarterly Financial Data (unaudited)
We are restating our previously issued quarterly financial data during the year ended December 31, 2011 and for each quarter through September 30, 2012. Please refer to Note 2 for additional information.

	First Quarter,	Second Quarter,	Third Quarter,	Fourth Quarter	Total Year
	As Restated	As Restated	As Restated
	(In thousands, except share and per share information)
2012
Total revenues	$14,920	$18,252	$22,853	$33,672	$89,697
Gross margin	$4,626	$5,147	$5,306	$12,310	$27,389
Net loss	$(24,423)	$(29,617)	$(30,237)	$(32,752)	$(117,029)
Net loss per share, basic and fully diluted	$(0.22)	$(0.26)	$(0.26)	$(0.29)	$(1.03)
Shares used in calculated per share amounts, historical, basic and fully diluted	110,512	114,549	114,712	114,786	113,646

	First Quarter,	Second Quarter,	Third Quarter,	Fourth Quarter	Total Year
	As Restated	As Restated	As Restated	As Restated	As Restated
2011	(In thousands, except share and per share information)
Total revenues	$13,510	$13,332	$13,581	$15,484	$55,907
Gross margin	$7,778	$8,154	$7,354	$6,230	$29,516
Net loss	$(12,670)	$(20,938)	$(18,373)	$(22,153)	$(74,134)
Net loss per share, basic and fully diluted	$(0.13)	$(0.21)	$(0.19)	$(0.22)	$(0.75)
Shares used in calculated per share amounts, historical, basic and fully diluted	98,929	99,083	99,220	99,325	99,143

Schedule II-SEQUENOM, INC.
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$771	11	—		$782
Reserve for obsolete or excess inventory	$1,834	1,154	2,454	(1)	$534
Year ended December 31, 2011:
Allowance for doubtful accounts	$1,152	21	402		$771
Reserve for obsolete or excess inventory	$1,003	1,345	514	(1)	$1,834
Year ended December 31, 2010:
Allowance for doubtful accounts	$241	923	12		$1,152
Reserve for obsolete or excess inventory	$1,504	141	642	(1)	$1,003
 (1)    Write-off of obsolete or excess inventory