Form 10-Q
period 2013-03-31
SEQUENOM INC
filed 2013-05-09
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2013, there were 115,151,229 shares of the registrant's Common Stock outstanding.

 SEQUENOM, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,046	$123,802
Marketable securities	64,029	52,140
Accounts receivable, net	7,127	7,887
Inventories	12,582	10,570
Other current assets and prepaid expenses	3,639	3,075
Total current assets	174,423	197,474
Property, equipment and leasehold improvements, net	35,243	33,494
Goodwill	10,007	10,007
Other assets	8,318	7,980
Total assets	$227,991	$248,955

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,479	$16,469
Accrued expenses	27,316	24,507
Long-term debt and obligations, current portion	7,607	7,601
Other current liabilities	2,878	2,713
Total current liabilities	58,280	51,290
Long-term debt and obligations, less current portion	15,227	17,041
5.00% Convertible Senior Notes due 2017	130,000	130,000
Other long-term liabilities	2,073	2,617
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.001; 185,000 shares authorized, 115,151 and 114,787 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	115	115
Additional paid-in capital	958,273	954,372
Accumulated other comprehensive income	286	423
Accumulated deficit	(936,263)	(906,903)
Total stockholders' equity	22,411	48,007
Total liabilities and stockholders' equity	$227,991	$248,955
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share information)

	Three Months Ended March 31,
	2013	2012
Statements of Operations
Revenues:
Diagnostic services	$29,083	$4,780
Genetic analysis product sales and services	9,415	10,140
Total revenues	38,498	14,920
Cost of revenues:
Cost of diagnostic services	21,079	6,871
Cost of genetic analysis product sales and services	3,459	3,423
Total cost of revenues	24,538	10,294
Gross margin	13,960	4,626
Operating expenses:
Selling and marketing	13,657	9,677
Research and development	13,834	11,844
General and administrative	13,483	7,350
Total operating expenses	40,974	28,871
Loss from operations	(27,014)	(24,245)
Interest expense, net	(2,169)	(247)
Other income (expense), net	(165)	71
Loss before income taxes	(29,348)	(24,421)
Income tax expense	(12)	(2)
Net loss	$(29,360)	$(24,423)
Net loss per common share, basic and diluted	$(0.26)	$(0.22)
Weighted average number of shares outstanding, basic and diluted	115,040	110,512

Statements of Comprehensive Loss
Net loss	$(29,360)	$(24,423)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of taxes	35	19
Foreign currency translation adjustment	(172)	7
Total other comprehensive income (loss)	(137)	26
Comprehensive loss	$(29,497)	$(24,397)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(29,360)	$(24,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,074	2,887
Depreciation and amortization	3,643	2,234
Other non-cash items	99	85
Changes in operating assets and liabilities:
Accounts receivable	683	(1,445)
Inventories	(1,988)	874
Prepaid expenses and other assets	(778)	233
Accounts payable and accrued expenses	4,921	(4,144)
Other liabilities	40	444
Net cash used in operating activities	(19,666)	(23,255)
Investing activities
Purchases of property, equipment and leasehold improvements	(4,124)	(1,825)
Purchases of marketable securities	(24,662)	(3,328)
Maturities of marketable securities	12,809	2,150
Net cash paid for other assets	—	(142)
Net cash used in investing activities	(15,977)	(3,145)
Financing activities
Payments on term loan and capital lease obligations	(1,833)	(32)
Borrowings on term loan	—	2,000
Proceeds from stock offering, net of issuance costs	—	58,161
Proceeds from exercise of stock options and ESPP purchases	827	553
Net cash provided by (used in) financing activities	(1,006)	60,682
Effect of exchange rate changes on cash and cash equivalents	(107)	(5)
Net increase (decrease) in cash and cash equivalents	(36,756)	34,277
Cash and cash equivalents at beginning of period	123,802	28,926
Cash and cash equivalents at end of period	$87,046	$63,203

Supplemental non-cash investing and financing activity:
Building and improvements acquired through financing obligation	$—	$555
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
We are a life sciences company providing innovative genetic analysis solutions to improve healthcare through our two operating segments, Molecular Diagnostics and Genetic Analysis. We are committed to providing molecular diagnostics testing services through our subsidiary Sequenom Center for Molecular Medicine, or Sequenom CMM, research, research use only products, services, and applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock. Our development and commercialization efforts in various diagnostic areas include noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics, autoimmunity, neurology and oncology.
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
The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.
In the opinion of management these quarterly financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results presented. Interim results are not necessarily indicative of results for a full year or any other period(s). These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, or SEC, on April 2, 2013.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.
Revenue Recognition
Our revenue is generated primarily from the sale of products and providing services. Diagnostic services revenues from Sequenom CMM, results from providing the following laboratory developed tests, or LDTs: MaterniT21 PLUS test to detect fetal aneuploidies, or trisomies, by determining the relative amount of 21, 18, and 13, X and Y chromosomal material present in circulating cell-free DNA in a maternal blood sample; SensiGene Fetal RHD Genotyping LDT, or SensiGene RHD test, to determine the presence or absence of fetal Rhesus D factor; Heredi-T Cystic Fibrosis Carrier Screening Test, or Heredi-T CF test, to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene Age-related Macular Degeneration Test, or RetnaGene AMD test, to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Genetic analysis product sales and services revenue primarily consists of sales of MassARRAY systems and consumables used in genetic analysis, including extended warranty services associated with the MassARRAY systems, as well as other amounts earned under contract research agreements.
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
From time to time, we receive requests for refunds of payments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until we determine the amounts upon which a refund is due. Historically, these amounts have not been material.
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
Upfront fees received for license and collaborative agreements are recognized under the milestone method whereby they are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive.  A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company's efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company's performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company's performance obligations under the agreement.  We assess whether a milestone is substantive at the inception of each agreement. In the periods presented, there were no material revenues related to upfront fees under collaboration, development and licensing agreements.
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
Fair Value Measurements
Our financial instruments consist principally of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable, accrued expenses, long term debt and Convertible Senior Notes.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Marketable securities consist of available-for-sale securities that are reported at fair value.
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
Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
We value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classify our cash equivalents and marketable securities within Level 1 or Level 2. As of March 31, 2013 and December 31, 2012, we had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.
Cash, Cash Equivalents, and Marketable Securities
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less at the time of purchase.
Investments with an original maturity of more than three months at the time of purchase are considered marketable securities. All marketable securities have been classified by management as available-for-sale. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, determined on a specific identification basis, reported as a component of other comprehensive income (loss) in stockholders' equity until realized.
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

North Carolina Lease
Because the terms of the Company's facility lease agreements for its North Carolina laboratory site required the Company's extensive involvement in the construction of the building, the Company is deemed to be the owner of the building for accounting purposes only. Accordingly, the Company recorded assets representing the fair value of the building based on the assessed value and the total costs of the improvements, including the costs paid by the lessor (the legal owner of the buildings), with an associated long-term obligation. Upon completion of construction of the building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and obligation. Therefore the lease is accounted for as a long-term financing obligation. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed assets will be recognized as a non-cash gain on sale of the property. We report rent expense only on the land portion of the property but not for the building which is owned for accounting purposes. Rather, building rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
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
Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of March 31, 2013 and December 31, 2012, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.
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

Foreign Currency Translation and Transactions
The financial statements of our subsidiaries in Germany, United Kingdom (dissolved as of December 31, 2012), and Japan are measured using, respectively, the Euro, British Pound, and Japanese Yen, as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the average monthly rate of exchange during the reporting period. Net unrealized gains or losses resulting from the translation of foreign financial statements are reported as a component of accumulated other comprehensive income (loss).
Monetary assets and liabilities denominated in currencies other than the respective functional currencies are initially recorded using the foreign currency exchange rates at the time such transactions arise. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Subsequent remeasurement at each balance sheet date is recognized as transaction gains and losses in income as unrealized or realized upon settlement of the transaction. Foreign currency transaction gains or losses were not significant for the periods presented.
Net Loss Per Share
Basic and diluted net loss per common share for the periods presented is computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. Common stock equivalents that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows (in thousands):

	As of March 31,
	2013	2012
Shares underlying Senior Convertible Notes	28,088	—
Options to purchase common stock	14,181	5,175
Restricted stock units not yet vested and released	1,774	864
Warrants to purchase common stock	250	250
	44,293	6,289
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income." This update requires an entity to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income in one place, and in some cases, cross-references to related footnote disclosures. The adoption of this update did not have a material impact on our consolidated financial statements.

2. Other Financial Information
Marketable Securities
Our marketable securities are comprised of the following (in thousands):

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,021	$3	$—	$40,024
Certificates of deposit	23,593	2	(11)	23,584
Mutual funds	229	192	—	421
Total marketable securities	$63,843	$197	$(11)	$64,029

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,019	$8	$(12)	$40,015
Certificates of deposit	11,746	1	(9)	11,738
Mutual funds	224	163	—	387
Total marketable securities	$51,989	$172	$(21)	$52,140
As of March 31, 2013 and December 31, 2012, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value.
Gross realized gains and losses on sales of marketable securities were immaterial for all periods presented. As of March 31, 2013, all of our marketable securities were due within one year.

Inventories
Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$10,432	$8,317
Work in process	977	655
Finished goods	1,173	1,598
Total	$12,582	$10,570
Inventories are shown net of obsolete and excess reserves of $0.5 million and $0.5 million at March 31, 2013 and December 31, 2012, respectively.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	March 31, 2013	December 31, 2012
Building and improvements	$8,687	$8,660
Laboratory equipment	47,254	42,846
Leasehold improvements	8,114	7,950
Office furniture and equipment	20,006	19,537
	84,061	78,993
Less accumulated depreciation and amortization	(48,818)	(45,499)
Total	$35,243	$33,494
Depreciation expense for the three months ended March 31, 2013 and 2012 was $3.5 million and $2.1 million, respectively. Assets recorded under capital leases of $0.4 million and $0.4 million are included in the office furniture and equipment balance at March 31, 2013 and December 31, 2012, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Accrued Expenses
Accrued expenses consist of the following significant items (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation and related taxes	$15,456	$12,404
Accrued royalties, licenses, and collaboration payments	6,321	5,338
Accrued professional fees and consulting	3,685	2,511
Other	1,854	4,254
Total	$27,316	$24,507
Stockholders' Equity
Changes in shares of common stock outstanding and total stockholders' equity during the three months ended March 31, 2013 are as follows (in thousands):

	Shares of Common Stock Outstanding	Total Stockholders' Equity
Balance as of December 31, 2012	114,787	$48,007
Net loss	—	(29,360)
Stock-based compensation	—	3,074
Shares issued or vested under employee stock plans	364	827
Unrealized gain on available-for-sale securities	—	35
Foreign currency translation adjustment	—	(172)
Balance as of March 31, 2013	115,151	$22,411
Accumulated Other Comprehensive Income
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, and includes net loss, unrealized gains and losses on our available-for-sale marketable securities, and foreign currency translation gains and losses.
Changes in accumulated other comprehensive income by component is as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Net Gains on Available-for-Sale Securities, net of Deferred Taxes	Total
Balance as of December 31, 2012	$326	$97	$423
Other comprehensive income (loss)	(172)	35	(137)
Balance as of March 31, 2013	$154	$132	$286

3. Business Segments
We operate our business on the basis of two reportable segments: Molecular Diagnostics and Genetic Analysis.
Molecular Diagnostics, through Sequenom Center for Molecular Medicine, LLC or Sequenom CMM, performs molecular diagnostic testing services utilizing its laboratory-developed tests (LDTs) for noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics, and plans to develop or acquire additional diagnostic tests in those and other fields including autoimmunity, neurology and oncology. Services revenues from our Molecular Diagnostics segment are primarily derived from providing testing services using Sequenom CMM's LDTs. Revenues from our Molecular Diagnostics segment are generated primarily from customers located within the United States.
Our Genetic Analysis segment researches, develops and commercializes components and applications for our proprietary MassARRAY system, a nucleic acid analysis research-use only system that measures genetic target material and variations. Product sales, services and contract research revenues from our Genetic Analysis segment are primarily derived from sales of our MassARRAY systems, which are comprised of hardware, software applications, consumable chips and reagents, as well as the provision of contract research services, to clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies, academic institutions and government agencies. Revenues from our Genetic Analysis segment are generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
Revenues and operating loss by segment are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Molecular Diagnostics	$29,083	$4,780
Genetic Analysis	9,415	10,140
Total revenues	$38,498	$14,920

Operating (loss) income:
Molecular Diagnostics	$(13,704)	$(16,374)
Genetic Analysis	50	794
Unallocated	(13,360)	(8,665)
Total loss from operations	$(27,014)	$(24,245)

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
Intersegment revenues and transfers were immaterial during the periods presented.
4. Long-Term Obligations
Long-term obligations consist of the following (in thousands, except percentages):

	March 31,
	2013	2012
5% Convertible Senior Notes due October 2017, interest payable semi-annually in April and October, beginning April 1, 2013	$130,000	$130,000
Bank loans due May 2015, principal and interest payable monthly, weighted-average effective interest rate of 5.5%; net of unamortized discounts of $261 and $326 at March 31, 2013 and December 31, 2012, respectively	16,196	17,949
Obligation for building and improvements, effective interest of 4.9% at March 31, 2013 and December 31, 2012, expiring October 2026	6,286	6,318
Capital lease liabilities expiring January 2016, net of unamortized discounts of $101 and $117 at March 31, 2013 and December 31, 2012, respectively	352	375
Total long-term obligations	$152,834	$154,642
Less current portion	(7,607)	(7,601)
Non-current portion	$145,227	$147,041

Senior Convertible Notes
On September 17, 2012, we issued $130.0 million aggregate principal amount of 5% Convertible Senior Notes, or the Senior Convertible Notes, in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The Senior Convertible Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2013. The Senior Convertible Notes mature on October 1, 2017, unless earlier converted, redeemed, or repurchased. The Senior Convertible Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of our common stock. Unamortized deferred debt issuance costs at March 31, 2013 and December 31, 2012 totaled $4.8 million and $5.0 million, respectively.
The Senior Convertible Notes are initially convertible into a total of 28.1 million shares of common stock, which is equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of Senior Convertible Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of Senior Convertible Notes, which would result in a maximum issuance of 35.8 million shares of common stock if all holders converted at the maximum conversion rate. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their Senior Convertible Notes in connection with a make-whole fundamental change (as defined in the indenture governing the Senior Convertible Notes).
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
The Senior Convertible Notes are senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, and will be senior in right of payment to any future indebtedness that is expressly subordinated to the Senior Convertible Notes. The Senior Convertible Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities and commitments of our subsidiaries, including trade payables and any guarantees that they may provide with respect to any of our existing or future indebtedness.
Term Loan and Revolving Line of Credit
Our Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, provided for term loans of up to $20.0 million through August 31, 2012, and also provides for revolving cash borrowings of up to $10.0 million, and letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of our assets, except for intellectual property, and are subject to certain other exceptions. The Loan Agreement includes limitations on our ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
Under the Loan Agreement, term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum. The term loan borrowings are being repaid in equal monthly installments of principal, plus accrued interest through the maturity date, which is May 1, 2015. The term loan requires a final payment of 3.5% of all advances made under the term loan, in addition to principal repayments, at the loan maturity date. We have the option to prepay the outstanding balance of the term loan in full, subject to the final payment.
 Under the terms of the revolving credit facility, we may borrow up to $10.0 million based on a percentage of eligible accounts receivable, as defined in the Loan Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate equal to 1% over the U.S. prime rate, with principal due on May 31, 2014. We have the option to terminate the revolving credit facility prior to the loan maturity date and repay the outstanding balance in full. No amounts had been drawn under this credit line as of March 31, 2013.
At March 31, 2013, we were in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring us to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus our operating liquidity.
Obligation for Building and Improvements
Our lease agreement for a building in North Carolina is accounted for as a financing lease. The term of the lease and the obligation is initially 15 years through October 2026, including two 5-year extensions of the lease. Rent payments under the lease are allocated primarily between interest expense and reduction of the long-term obligation. In the event we terminate the lease prior to the end of the 15-year period, we will recognize a gain representing the amount by which the balance of the obligation exceeds the net book value of the related building and improvements.
5. Commitments and Contingencies
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
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415 entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. On March 12, 2013 the United States Patent and Trademark Office (“USPTO”) declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. Verinata was acquired by Illumina, Inc. in the first quarter of 2013.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California and on December 19, 2012, the Petition for Review was denied. On January 7, 2013, we and the individual defendants filed an answer to the complaint. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On January 7, 2013, we filed a cross-complaint against Mr. Hawran for breach of fiduciary duty and a demand for unspecified damages. Mr. Hawran subsequently made a demand to us for indemnity under contract and by law for legal fees and expenses in connection with his defense of the cross-complaint. On April 12, 2013, our Board of Directors denied on a preliminary basis Mr. Hawran's demand for indemnity.
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

6. Stock Compensation Plans
Equity Incentive Plans
A summary of the combined activity under all of our stock option plans during the three months ended March 31, 2013 is as follows:

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2012	12,488	$6.17
Granted	1,857	$4.20
Exercised	(9)	$4.02
Forfeitures and cancellations	(155)	$6.36
Outstanding at March 31, 2013	14,181	$5.91	7.6	$2,527
Options exercisable at March 31, 2013	6,919	$7.15	6.2	$1,702
Options vested or expected to vest at March 31, 2013	13,034	$6.04	7.5	$2,381
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $8,000, and $2,000, respectively. Cash received from stock option exercises for the three months ended March 31, 2013 and 2012 was $36,000 and $6,000, respectively. As of March 31, 2013, we had reserved 2.8 million shares of common stock for issuance under our stock option plans.
The following table summarizes activity related to our restricted stock awards and restricted stock units during the three months ended March 31, 2013 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	905	$4.34
Grants and awards	907	$4.19
Vested and released	(27)	$4.93
Forfeitures and cancellations	(11)	$3.97
Outstanding at March 31, 2013	1,774	$4.27
The total fair value of restricted stock awards and restricted stock units that vested in the three months ended March 31, 2013 and 2012 was $28,000 and $0.5 million, respectively.
Employee Stock Purchase Plan (ESPP)
During the three months ended March 31, 2013 and 2012, a total of 0.3 million and 0.1 million shares were purchased by the ESPP and distributed to employees at an average price of $2.41 and $3.66 per share with aggregate intrinsic values of $0.6 million and $0.1 million, respectively.
For the three months ended March 31, 2013 and 2012, we recognized $0.2 million and $0.1 million, respectively, as stock-based compensation expense related to the ESPP. As of March 31, 2013, we had reserved 53,000 shares of common stock for issuance under the ESPP.

Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP:

	Three Months Ended March 31,
Stock option grants	2013	2012
Risk-free interest rate	1.2%	1.8%
Volatility	94.0%	94.4%
Dividend yield	—%	—%
Expected life (years)	6.9	7.6
Weighted-average grant date fair value	$3.32	$3.91

	Three Months Ended March 31,
ESPP stock purchase rights	2013	2012
Risk-free interest rate	0.1%	0.1%
Volatility	60.1%	61.5%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$1.32	$1.46
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
We recognize stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on historical experience and during the three months ended March 31, 2013 and 2012 were estimated to be 13.4% and 11.2%, respectively. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
Total non-cash stock-based compensation expense for all stock awards and purchase rights were recognized in our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$292	$271
Selling and marketing expense	854	961
Research and development expense	750	780
General and administrative expense	1,178	875
	$3,074	$2,887

As of March 31, 2013, there was $19.1 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. As of March 31, 2013, there was $2.8 million of unamortized compensation cost related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. As of March 31, 2013, there was $0.1 million of unamortized compensation cost related to unvested restricted stock awards which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years. As of March 31, 2013, total unrecognized non-cash, compensation expense for purchase rights granted and outstanding was $0.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.3 years.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of March 31, 2013
Cash Equivalents:
Money market funds	$48,518	$48,518	$—
U.S. treasury securities	9,999	9,999	—
Total cash equivalents	58,517	58,517	—
Marketable Securities:
U.S. treasury securities	40,024	40,024	—
Certificates of deposit	23,584	—	23,584
Mutual funds	421	421	—
Total marketable securities	64,029	40,445	23,584
Total	$122,546	$98,962	$23,584

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2012
Cash Equivalents:
Money market funds	$105,141	$105,141	$—
Certificates of deposit	1,391	—	1,391
Total cash equivalents	106,532	105,141	1,391
Marketable Securities:
U.S. treasury securities	40,015	40,015	—
Certificates of deposit	11,738	—	11,738
Mutual funds	387	387	—
Total marketable securities	52,140	40,402	11,738
Total	$158,672	$145,543	$13,129
 There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the three months ended March 31, 2013 or 2012.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, intangible assets, and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 or 2012.
Fair Value of Other Financial Instruments
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Convertible Notes	$130,000	$146,575	$130,000	$156,000
Bank Loans	16,196	16,196	17,949	17,949
At March 31, 2013 and December 31, 2012, the fair values of our Senior Convertible Notes and Bank Loans were based on quoted prices of similar instruments (Level 1).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
All statements in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals, or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in this report, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward looking statements are based, may change. All forward-looking statements are qualified in their entirety by this cautionary statement and we undertake no obligation to revise or update any such statements to reflect events or circumstances after the date hereof.

SEQUENOM ® , Sequenom Center for Molecular Medicine ® , SpectroCHIP ® , iPLEX ® , SensiGene ® , SEQureDx ® iSEQ ® , and MassARRAY ® are registered trademarks and RetnaGene™, MaterniT21™, MaterniT21™ PLUS and Heredi-TTM are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom, Inc., was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.

This following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results are not necessarily indicative of results that may occur in future periods.

Overview
We are a life sciences company providing innovative genetic analysis solutions to improve healthcare through our two operating segments:

•
Molecular Diagnostics, through our wholly-owned molecular diagnostic reference laboratory, Sequenom Center for Molecular Medicine, LLC or Sequenom CMM, performs molecular diagnostic testing services utilizing its laboratory-developed tests (LDTs) for noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics and plans to develop or acquire additional diagnostic tests in those and other fields including autoimmunity, neurology and oncology. Patient samples are collected by health care professionals and submitted to Sequenom CMM for testing and test results are reported back to the ordering physician. Sequenom CMM's first LDT was launched in 2009.

•
Genetic Analysis, which currently provides research use only products, services and applications that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock.

Our Molecular Diagnostics segment, through our subsidiary Sequenom CMM, has validated and currently offers to physicians four LDTs: MaterniT21 PLUS test to detect fetal aneuploidies, or trisomies, by determining the relative amount of 21, 18, and 13, X and Y chromosomal material present in circulating cell-free DNA in a maternal blood sample; SensiGene RHD test to determine the presence or absence of fetal Rhesus D factor; Heredi-T CF test to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene AMD test to predict the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Our Molecular Diagnostics segment grew significantly in 2012 due primarily to the rapid market adoption of the MaterniT21 PLUS test since its launch in October 2011.
We depend upon third-party payors to provide reimbursement for our tests. Accordingly, Sequenom CMM has and expects to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors. In December 2012, the

American Congress of Obstetricians and Gynecologists (ACOG) and the Society for Maternal Fetal Medicine Specialists (SMFM) issued a joint committee opinion on noninvasive prenatal testing for fetal aneuploidy, which supported the use of circulating cell-free fetal DNA as a basis for noninvasive prenatal testing in pregnant women at high risk of carrying a fetus with fetal aneuploidy. We believe these guidelines will drive further adoption of Sequenom CMM's MaterniT21 PLUS test and strengthen our efforts to obtain insurance reimbursement. We continue to invest in Sequenom CMM's diagnostic services infrastructure to support and expand its operations.
Currently, Sequenom CMM performs its testing services primarily as an out-of-network laboratory with most insurance companies. As an out-of-network laboratory, Sequenom CMM bills insurance companies and bills patients for deductibles and copayment amounts. Due to Sequenom CMM's current out-of-network provider status associated with the lack of existing contracts with most payors and the current level of adoption rates, we expect amounts billed will fluctuate until these factors are resolved. Sequenom CMM's diagnostic testing services revenues are primarily recognized on a cash basis, until we can reliably estimate the amount that would be ultimately collected for each of its tests.
Sequenom CMM performs its LDTs at two sites, San Diego, California, for its MaterniT21 PLUS test, and Grand Rapids, Michigan, for its other tests. Sequenom CMM will continue efforts to ensure that office and laboratory space is adequate to accommodate the necessary capacity requirements to meet Sequenom CMM's current and expanding business needs. Sequenom CMM has begun to staff its new site in Raleigh-Durham, North Carolina, which is expected to begin commercial operations performing its MaterniT21 PLUS test by mid-2013. In January 2013, we entered into a lease for a new facility with an additional approximately 49,000 square feet of office space in San Diego, California, into which we will relocate corporate functions to enable expansion of the San Diego lab in our existing facility and expand our customer service, billing and other support functions. We believe these expansion efforts will be enough to meet our and Sequenom CMM's needs for the remainder of 2013.
We have a history of recurring losses from operations and we expect to incur additional operating losses in 2013 as we continue to expand our commercial infrastructure to serve the prenatal and ophthalmology markets, expand Sequenom CMM's laboratory capacity, further develop existing tests, conduct clinical studies and develop additional products and tests. The timing of becoming profitable is dependent upon a number of factors, including the timing of reimbursement payments from third party payors; our and Sequenom CMM's costs to expand our test capacity; the timing and costs related to research and development projects; selling and marketing efforts; and administrative support to support the growing company. Our capital requirements to sustain operations have been and will continue to be significant. As of March 31, 2013, we had available cash and cash equivalents and current marketable securities totaling $151.1 million and working capital of $116.1 million.
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
First Quarter of 2013 Highlights

•	Total revenues during the three months ended March 31, 2013 increased $23.6 million, or 158%, to $38.5 million when compared to $14.9 million during the three months ended March 31, 2012.

◦	Diagnostic services revenues during the three months ended March 31, 2013 increased $24.3 million, or 508%, to $29.1 million when compared to $4.8 million during the three months ended March 31, 2012.

◦
Genetic analysis product sales and services revenues during the three months ended March 31, 2013 decreased $0.7 million, or 7%, to $9.4 million when compared to $10.1 million during the three months ended March 31, 2012.

•
Total accessions for all Sequenom CMM tests in our Molecular Diagnostics segment during the three months ended March 31, 2013 increased 31,800, or 250%, to 44,500 when compared to 12,700 during the three months ended March 31, 2012, and increased 11,100, or 33%, when compared to 33,400 during the three months ended December 31, 2012.

•
Sequenom CMM launched an advanced new cystic fibrosis carrier screen, branded Heredi-TTM, that analyzes 136 mutations and five variants proven to be clinically relevant in causing CF, integrating disease causing mutations selected from the Johns Hopkins CFTR2 database (http://www.cftr2.org).

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
Our revenues and accessions were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Diagnostic services	$29,083	$4,780	$24,303	508%
Genetic analysis product sales and services	9,415	10,140	(725)	(7)%
Total revenues	$38,498	$14,920	$23,578	158%

% of Total Revenues:
Diagnostic services	76%	32%
Genetic analysis product sales and services	24%	68%
Total	100%	100%
			# Change	% Change
Total accessions (for all Sequenom CMM tests)	44,500	12,700	31,800	250%
Diagnostic Services
Diagnostic services revenues are derived primarily from payments for providing testing services for Sequenom CMM's LDTs and are primarily recognized on a cash basis as payments are received. Sequenom CMM will continue to account for this revenue on a cash basis until further experience and third party contracts are gained and additional internal controls are established that will allow a reasonable estimate of collectible amounts to be made before moving to the accrual method of accounting. Each test performed relates to a patient specimen collected by a health care professional, and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physicians, we believe that the number of accessions received is useful to understand the volume of Sequenom CMM's business. These tests are typically completed within approximately six business days from the date of accession. Revenues for diagnostic services are generated primarily from customers located within the United States. Our international customers collect and ship patient samples to the laboratory, and Sequenom CMM processes the samples in its laboratory in the United States. We also have a royalty agreement with an international customer whom we have licensed our technology to for certain countries. During the three months ended March 31, 2013, international customers accounted for less than 5% of our diagnostic services revenues.
The $24.3 million, or 508%, increase in diagnostic services revenues during the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, is primarily attributable to collections for accessions in prior quarters and the increase in the number of accessions. Approximately 35% of the revenues recognized during the three months ended March 31, 2013 are attributable to tests performed within the same period, whereas 77% of the revenues recognized during the three months ended March 31, 2012 are attributable to tests performed within that same period. The increased revenues in the first quarter of 2013 were also due to the 250% increase in the number of accessions period over period. The increase in accessions is primarily attributable to the introduction of the MaterniT21 PLUS test domestically in the fourth quarter of 2011, and to a lesser extent internationally in the first quarter of 2012, and expansion of Sequenom CMM's prenatal sales force and its advisory board's efforts to expand the awareness of the clinical utility of this test.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy of generally recognizing revenue upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom CMM's existing LDTs and any future LDTs, and payment patterns of third-party payors and patients. The coding change adopted as of January 1, 2013 by CMS and most third party payors has resulted in delayed payments and in some cases reduced payments from payors for services performed in 2013. We continue to pursue collection for our tests with third-party payors, including Medicare and Medicaid where appropriate, and are unable to predict if this trend will continue.

Genetic Analysis Product Sales and Services
Our genetic analysis product sales and services revenues were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
System sales	$2,619	$2,940	$(321)	(11)%
Consumables	4,751	5,515	(764)	(14)%
Maintenance services	1,298	1,235	63	5%
Contract research and other	747	450	297	66%
Total	$9,415	$10,140	$(725)	(7)%
Genetic analysis product sales and services revenues are derived from sales of research use only consumables, including our SpectroCHIP consumable chip used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues for genetic analysis products and services are generated from customers primarily located in North America, and customers and distributors located in Europe and Asia.
The $0.7 million, or 7%, decrease in our genetic analysis product sales and services revenues during the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, is primarily attributable to the $0.8 million, or 14%, decrease in consumables product orders from our customers in the translational research market, partially offset by higher contract research revenues. While MassARRAY system placements were flat period over period, one system sale is accounted for on a cash basis, resulting in a $0.3 million decrease in revenues as only partial payment for the system was received in the period.
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
Our costs of revenues and gross margins were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Cost of Revenues
Diagnostic services	$21,079	$6,871	$14,208	207%
Genetic analysis product sales and services	3,459	3,423	36	1%
Total	$24,538	$10,294	$14,244	138%

Gross Margin
Diagnostic services	$8,004	$(2,091)	$10,095	483%
Genetic analysis product sales and services	5,956	6,717	(761)	(11)%
Total	$13,960	$4,626	$9,334	202%

Gross Margin as a % of Revenues
Diagnostic services	28%	(44)%
Genetic analysis product sales and services	63%	66%
Total	36%	31%
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
Of the $14.2 million, or 207%, increase in cost of diagnostic services revenues during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012, $11.2 million is attributable to increased test volumes and related variable costs, and $3.0 million is attributed to laboratory operational costs to support increased production capacity for Sequenom CMM's diagnostic services.
Gross margin as a percentage of diagnostic services revenues is also affected by our current revenue recognition policy of generally recognizing revenue upon cash collection, which may result in costs being incurred in one period that relate to revenue recognized in a later period. Favorable gross margin during the three months ended March 31, 2013 compared to a negative gross margin during the three months ended March 31, 2012 is primarily attributable to collections for accessions in prior quarters. Approximately 35% of the revenues recognized during the three months ended March 31, 2013 are attributable to tests performed during the same period, whereas 77% of the revenues recognized during the three months ended March 31, 2012 are attributable to tests performed during that same period.
We expect that gross margin for our diagnostic services will continue to fluctuate and be affected by the adoption rates of Sequenom CMM's diagnostic tests, our revenue recognition policy, the levels of reimbursement, and payor and other contracts we may enter into for our tests.
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
Genetic Analysis Product Sales and Services
Gross margin as a percentage of genetic analysis product sales and research use only services revenues declined by 3 basis points to 63% during the three months ended March 31, 2013 when compared to 66% during the three months ended March 31, 2012, as a result of the decline in consumables revenue.
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
Operating expenses
Our operating expenses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Selling and marketing	$13,657	$9,677	$3,980	41%
Research and development	$13,834	$11,844	$1,990	17%
General and administrative	$13,483	$7,350	$6,133	83%
Selling and marketing expenses
Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
Of the $4.0 million, or 41%, increase in selling and marketing expenses during the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, $2.7 million is due primarily to the expansion of our Molecular

Diagnostics sales force and $1.1 million is due to higher labor and related costs as we increased headcount to support our commercial Molecular Diagnostics operations.
We expect selling and marketing expenses will continue to increase in future periods due to our efforts to increase penetration of our markets and reimbursement for our tests, continued investment in our commercial infrastructure and growth of our sales force.
Research and development expenses
Research and development expenses consisted primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.
The $2.0 million, or 17%, increase in research and development expenses during the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, was primarily related to increased labor, supplies and facility-related costs incurred for the expansion of Sequenom CMM's laboratory facilities.
We expect our research and development expenses to increase in future periods due to increased investment in our product pipeline for prenatal testing, ophthalmology diseases, and other molecular diagnostic areas, along with increased investment in research use only panels and potential clinical applications of our MassARRAY systems.
General and administrative expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $6.1 million, or 83%, increase in general and administrative expenses during the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, was primarily related to increased legal costs of $3.1 million, associated primarily with patent litigation, increased headcount to support our operations resulting in higher labor and related costs of $1.8 million and increased third-party billing costs of $1.2 million due to an increase in the number diagnostic tests performed and collected.
We expect general and administrative expenses may increase moderately in future periods as we increase our operations. In addition, legal expenses will continue to fluctuate in future periods.
Other income and expense, and income tax expense

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change
Interest expense, net	$(2,169)	$(247)	$(1,922)
Other (expense) income, net	$(165)	$71	$(236)
Income tax expense	$(12)	$(2)	$(10)
Interest expense, net
The increase in interest expense, net, during the three months ended March 31, 2013 is attributable to the issuance of our Senior Convertible Notes in September 2012 and higher outstanding balances on our term loan.
Other (expense) income, net
Other expense, net, during the three months ended March 31, 2013 primarily relates to the net foreign currency transaction losses recognized during the period.
Income tax expense
Our income tax expense during the three months ended March 31, 2013 and 2012 is primarily due to statutory tax liabilities resulting from our state and foreign operations.

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
The following table sets forth our revenues and operating income (loss) from our Molecular Diagnostics and Genetic Analysis segments:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Revenues:
Molecular diagnostics	$29,083	$4,780	$24,303	508%
Genetic analysis product sales and services	9,415	10,140	(725)	(7)%
Total revenues	$38,498	$14,920	$23,578	158%

Operating income (loss):
Molecular diagnostics	$(13,704)	$(16,374)	$2,670	(16)%
Genetic analysis product sales and services	50	794	(744)	(94)%
Unallocated	(13,360)	(8,665)	(4,695)	54%
Total	$(27,014)	$(24,245)	$(2,769)	11%
Molecular Diagnostics
Sequenom CMM introduced new LDTs during 2011 and significantly expanded its commercial sales force to drive adoption of its LDTs. Sequenom CMM is continuing its efforts to obtain reimbursement for all of its tests, however many payors initially denied coverage for the MaterniT21 PLUS test as they had considered the test investigational and experimental. With the publication of the ACOG and SMFM joint committee opinion on noninvasive prenatal testing for fetal aneuploidy, the test is no longer considered investigational and experimental. We recognize Molecular Diagnostics revenue primarily on a cash basis; however we record costs to perform the tests as those costs are incurred. Laboratory operating costs have increased as the number of tests processed continues to increase.
Operating losses for Molecular Diagnostics during the periods presented decreased due primarily to the improved gross margin of $10.1 million during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. This improvement was partially offset by $2.7 million in higher costs incurred for the expansion of our Molecular Diagnostics sales force, $1.1 million in higher labor and related costs as we increased headcount to support our Molecular Diagnostics operations, $2.1 million in higher labor, supplies and facility-related costs incurred for the expansion of Sequenom CMM's laboratory facilities and $1.2 million in higher third-party billing costs due to an increase in the number of diagnostic tests performed and collected.
Genetic Analysis
Operating income for Genetic Analysis decreased during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to the decline in consumables revenue.
Unallocated
Unallocated costs were higher during the three months ended March 31, 2013 than during the three months ended March 31, 2012, due primarily to additional legal expenses of $3.1 million and additional labor costs of $1.4 million due to increased headcount to support operations.

Liquidity and Capital Resources
We have a history of recurring losses from operations and had an accumulated deficit of $936.3 million as of March 31, 2013. Our capital requirements to sustain operations, including commercialization of Sequenom CMM's LDTs, research and development projects, and litigation have been and will continue to be significant. As of March 31, 2013 and December 31, 2012, we had working capital of $116.1 million and $146.2 million, respectively.

We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, sales volumes of our genetic analysis products and services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections for our commercialized tests and product sales and services, and $10.0 million available at March 31, 2013 under our revolving line of credit facility. We have also financed our operating and capital requirements during the last three years with proceeds from the issuance of our Senior Convertible Notes and the public offering of our common stock during 2012 and the public and private offerings of our common stock during 2010.
We are continuing to expand the operations of Sequenom CMM following commercialization of the MaterniT21 PLUS test, including research and development activities related to improvements to current tests and expansion of Sequenom CMM's diagnostic testing menu. Sequenom CMM plans to further expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS test and other tests, to expand geographically, and to successfully commercialize any other LDTs it may develop.
As of March 31, 2013, cash, cash equivalents, and current marketable securities totaled $151.1 million, compared to $175.9 million at December 31, 2012. The decrease is due primarily to our cash used in operating activities, purchases of equipment and leasehold improvements, and repayment on our term loan, of $19.7 million, $4.1 million and $1.8 million, respectively. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA, or are fully guaranteed by the U.S. government, and mutual funds.
At our current and anticipated level of operating loss, we expect to continue to incur net operating cash outflows until reimbursement for our tests is established with the majority of third-party payors. We expect that our March 31, 2013 balances of cash and marketable equity securities are sufficient to provide for our operating needs through at least the end of 2013.
Operating Activities
Cash used in operations during the three months ended March 31, 2013, was $19.7 million, compared to $23.3 million for the three months ended March 31, 2012. Our use of cash was primarily a result of the net loss of $29.4 million during the three months ended March 31, 2013 compared to $24.4 million for three months ended March 31, 2012. Changes in operating assets and liabilities during the three months ended March 31, 2013 provided net cash of $2.9 million, which includes increased accrued liabilities of $3.1 million resulting primarily from the timing of annual bonus payments.
Investing Activities
Net cash used by investing activities of $16.0 million during the three months ended March 31, 2013, primarily reflects purchases of marketable securities net of maturities of $11.9 million and purchases of capital equipment and leasehold improvements of $4.1 million.
Financing Activities
Net cash used by financing activities during the three months ended March 31, 2013 was $1.0 million, compared to net proceeds of $60.7 million during the three months ended March 31, 2012. Financing activities during the three months ended March 31, 2013 include payments on debt obligations of $1.8 million partially offset by $0.8 million in cash proceeds from the exercise of stock options and employee contributions under our employee stock purchase plan.

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
We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	accounts receivable;

•	reserves for obsolete and slow-moving inventory;

•	research and development expenses;

•	stock-based compensation; and

•	our North Carolina lease.

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

During the first quarter of 2013, there were no significant changes in our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2012, we identified two material weaknesses in our internal control over financial reporting related to our (1) internal controls were not designed to detect when changes in our business or operations should have resulted in changes to the manner in which we had historically grouped our general ledger accounts into line items within our statement of operations or the classification of certain accounts in our statements of financial position and (2) controls related to our review of the accounting for a complex lease accounting transaction. As discussed in the Form 10-K, these material weaknesses resulted in a number of accounting errors in the classification of certain costs and an error in the accounting for a lease entered into in 2011, and contributed to our restatement of previously issued financial statements. As a result, we concluded that we did not historically have adequate internal controls and processes in place over the classification of accounts within our financial statements and the application of generally accepted accounting principles to a facility lease.
To remediate the material weaknesses in our internal control over financial reporting described above, in the second quarter of 2012, we began evaluating the staffing level, skills and qualifications of accounting department personnel and added, prior to December 31, 2012, experienced accounting professionals with the skills, training and experience required to identify and address the application of generally accepted accounting principles and to oversee, manage and review the day-to-day accounting operations. In addition, we have developed and implemented enhanced processes and procedures related to the review of financial information, reconciliations and non-recurring transactions, including lease transactions. These remedial controls have been in place for the quarters ended December 31, 2012 and March 31, 2013. Management has concluded the remedial controls have been in operation for a sufficient period of time to allow it to evaluate them as effective and has concluded these controls are operating effectively. Therefore, the identified material weaknesses have been remediated.
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415 entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. Verinata was acquired by Illumina, Inc. in the first quarter of 2013.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California and on December 19, 2012, the Petition for Review was denied. On January 7, 2013, we and the individual defendants filed an answer to the complaint. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On January 7, 2013, we filed a cross-complaint against Mr. Hawran for breach of fiduciary duty and a demand for unspecified damages. Mr. Hawran subsequently made a demand to us for indemnity under contact and by law for legal fees and expenses in connection with his defense of the cross-complaint. On April 12, 2013, our Board of Directors denied on a preliminary basis Mr. Hawran's demand for indemnity.
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
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM LDTs, including the MaterniT21 PLUS test. Sequenom CMM has committed significant research and development resources for the development and validation of LDTs and Sequenom has likewise invested significant research and development resources for its life sciences research genetic analysis products and services and potential future diagnostic products. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services, including its MaterniT21 PLUS test, or any other testing services that it plans to launch in the future. Sequenom CMM has launched testing services for cystic fibrosis carrier screening, noninvasive prenatal Rhesus D genotyping and assessment of the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. In October 2011, Sequenom CMM launched a testing service for the noninvasive prenatal detection of fetal aneuploidy, now branded as the MaterniT21 PLUS test. We and Sequenom CMM have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for tests. If we and Sequenom CMM, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate revenues or will not generate significant revenues from the sale of such tests or Sequenom CMM's testing services. Even if we are able to develop noninvasive prenatal diagnostic or other tests for sale in the marketplace, a number of factors could impact our and Sequenom CMM's ability to sell such tests or generate significant revenues from the sale of such tests or testing services, including the following:

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

•
Sequenom CMM's ability to establish and maintain adequate infrastructure to support the continued commercialization of the MaterniT21 PLUS test and its testing services, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems including the laboratory information management system (LIMS), electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

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

•	the extent and success of Sequenom CMM's sales and marketing efforts and ability to drive adoption of its testing services, including the MaterniT21 PLUS test;

•	the extent to which payors and health care providers may limit or deny the addition of new laboratory developed test service providers to their programs;

•	general changes or developments in the market for women's and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to license and protect our SEQureDx patented technology and our other technologies.
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
Our patent applications or those of our licensors may not result in the issuance of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. patent no. 8,008,018, licensed to Verinata. On May 3, 2013, the USPTO declared a second patent interference (Patent Interference No. 105,922 (DK)) between our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and U.S. patent no. 8,195,415, licensed to Verinata On May 3, 2013, the USPTO declared a third patent interference (Patent Interference No. 105,923 (DK)) between our in-licensed pending patent application no. 12/178,181 (publication no. US2009/0029377 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On May 3, 2013, the USPTO declared a fourth patent interference (Patent Interference No. 105,924 (DK)) between our in-licensed pending patent application no. 13/417,119 (publication no. US2012/0208708 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no.

12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. The USPTO may declare additional patent interferences including other pending patent applications or patents owned or controlled by us and Verinata. We cannot assure that we will prevail in the current or any future interference proceedings involving our patent rights. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including Sequenom CMM's MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of United States Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of the United States Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the United States. In addition, Ariosa has sought to invalidate United States Patent No. 6,258,540 through a petition for inter partes review (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before The Patent Trial and Appeal Board (PTAB) of the USPTO. On March 19, 2013 the PTAB ordered the commencement of inter partes review. On April 19, 2013 Ariosa submitted a second petition for inter partes review seeking to invalidate additional claims of the 6,258,540 patent. As a result, our patents or those of our licensors, including United States Patent No. 6,258,540, could be narrowed or invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents.
While we believe our exclusive license to United States Patent No. 6,258,540 provides us substantial rights with respect to prenatal diagnostic products independent of platform, and we are also the licensee of patent applications, including the patent applications mentioned above in-licensed from CUHK, that contain allowed claims regarding the use of sequencing in prenatal diagnostics, we are also aware of other patents and patent applications that are owned or licensed by Verinata that contain the same and/or similar claims and the USPTO has declared four separate patent interference proceedings, as mentioned above with respect to certain patent rights that we in-license from CUHK and patent rights claimed by Verinata related to the use of sequencing in prenatal diagnostics. Interference proceedings are expensive, a lengthy process, and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS test.
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
As discussed in Note 2 to our consolidated financial statements included in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 2, 2013 ("2012 Annual Report on Form 10-K"), we have restated our consolidated financial statements as of and for the years ended December 31, 2011 and for the years ended December 31, 2011 and 2010, including the quarterly financial data in 2010 and 2011 and through September 30, 2012, following the identification of an error related to our classification of service related expenses. As a result of the restatement, we are subject to additional risks and may incur substantial unanticipated costs for accounting and legal fees.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of our 2012 Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting related to classification of service related expenses. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We have implemented a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees.
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
For example, Illumina is the sole supplier of sequencers and certain consumables for Sequenom CMM's MaterniT21 PLUS test. The supply of sequencers and consumables to Sequenom CMM is provided under our supply agreement (and amendments thereto) with Illumina which expires in July 2016. In early 2013, Illumina completed its acquisition of Verinata, a provider of noninvasive tests for the identification of fetal chromosomal abnormalities and a direct competitor of Sequenom CMM and its MaterniT21 PLUS test. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. In view of Illumina's acquisition, we face risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, we face risk and uncertainty regarding the impact of the acquisition on Sequenom CMM's ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with cost of goods for their competing test, and we face risk and uncertainty regarding our ability to renew the supply agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are attractive or acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations.
We and Sequenom CMM depend on third-party products and services and limited sources of supply to develop and manufacture our products.
We and Sequenom CMM rely on outside vendors to supply certain products and the components and materials used in our products and to provide us with certain services. Illumina is the sole supplier of sequencers and certain consumables for Sequenom CMM's MaterniT21 PLUS test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that Sequenom CMM is using for its MaterniT21 PLUS test, including whether such sequencers will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that they will be able to obtain a reliable supply of the sequencers and consumables that we need for their LDT. In the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business.
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
CMS, a federal agency within the Department of Health and Human Services, establishes reimbursement payment levels and coverage rules for Medicare. State Medicaid plans and third-party payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical validity for the use of our tests to each payor separately, with no assurance that approval will be obtained. If CMS or other third-party payors decide not to cover our diagnostic tests and LDTs, place significant restrictions on the use of our tests or LDTs, or offer inadequate payment amounts, our ability to generate revenues from our diagnostic tests or LDTs could be limited.
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
Billing for clinical laboratory testing services is complex. Sequenom CMM generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. It has very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom CMM may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition. In the first quarter of 2013, Sequenom CMM entered into an agreement to transition its billing procedures from external to internal by hiring a new software vendor to assist Sequenom CMM in performing billing internally and provided notice of termination of its relationship with an external billing vendor. Sequenom CMM began internal billing operations on May 1, 2013. Sequenom CMM has very limited experience performing billing internally and working with this software vendor, and this may further increase risk in Sequenom CMM's collection efforts. Among the factors complicating our billing of third-party payors are:

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
The U.S. health care reform law could adversely affect our business, profitability and stock price and prevent the commercial success of the MaterniT21 PLUS LDT.
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
Sequenom CMM will need to expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS test, to expand geographically, and to successfully commercialize any other diagnostic tests it may develop.
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

•	our research and development progress, including Sequenom CMM's ability to develop and validate improved or new LDTs, and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the MassARRAY system, SpectroCHIP consumable chips, oligonucleotides, reagents and related components and technologies;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies and/or alternative suppliers;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic test that we develop in the future; and

•	the amount of any legal expenses, settlement payments, fines or damages arising from litigation generally and the extent to which it is not covered by insurance.
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
Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 12% of our total revenues during the three months ended March 31, 2013. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

•	the extent of our customers' level of utilization of their MassARRAY systems;

•	our ability to provide timely repair services and our ability to secure replacement parts, such as lasers, for our MassARRAY systems;

•	the extent to which customers increase multiplexing levels using iPLEX applications;

•	the availability and adoption of new technologies and applications provided by our competitors;

•	a failure to sell additional MassARRAY systems;

•	the termination of contracts with or adverse developments in our relations with suppliers of our consumables;

•	the training of customer personnel in the use of our products;

•	the acceptance of our technology by our customers;

•	any negative publicity with respect to the lawsuit filed by our former chief financial officer or other litigation or developments or events in our prenatal diagnostic and other programs;

•	uncertainty about our ability to fund operations and supply products and services to customers;

•	unstable, weak, or deteriorating economic conditions and fiscal policies or changes in fiscal policies that negatively impact customer buying decisions;

•	competition from other products and service providers or failure of our products or applications or services;

•	negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP consumable chip; or

•	our ability to maintain suppliers for components for the MassARRAY system.
Our increased leverage as a result of our issuance of the 5% Senior Convertible Notes due October 2017 may harm our financial condition and results of operations.
Our total consolidated long-term debt and obligations as of March 31, 2013, which includes the 5% Senior Convertible Notes due October 2017, or Senior Convertible Notes, was $152.8 million and represented approximately 87% of our total capitalization as of that date.
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
Our cash, cash equivalents, and current marketable securities were $151.1 million as of March 31, 2013. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections for our commercialized tests and products sales and services will be sufficient to fund our operating expenses and capital requirements through at least the end of 2013. Sequenom CMM is continuing to expand its operations following commercialization of the MaterniT21 PLUS test and its research and development activities related to improvements to current tests and expansion of its LDT menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required for it to attain significant commercial success for the MaterniT21 PLUS test. If we or Sequenom CMM are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we and Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future LDTs or diagnostic tests that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
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
We and Sequenom CMM are continuing to focus research and development efforts on LDTs and diagnostic tests, in addition to improvements and additions to current LDTs, including the MaterniT21 PLUS test. The launch of any other diagnostic test will require the completion of certain clinical development and commercialization activities, and may include the efforts of collaborative partners on which we sometimes rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other LDT or diagnostic test or that we will be able to establish or maintain the collaborative relationships (if any collaborators are involved) that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient samples and we may not be able to use prior collected samples or collect a sufficient number of appropriate samples in a timely manner in the future to complete clinical development for any planned LDT or diagnostic test. Patient samples for clinical development for noninvasive prenatal tests may be unavailable or available only in limited quantities due to an increased number of competitive parties seeking such samples. Also, as noninvasive testing increases in popularity and invasive testing (such as amniocentesis) potentially declines over time, less patient samples for clinical development become available that include confirmatory data from an invasive procedure such as amniocentesis. Failure to possess or to collect a sufficient number of appropriate samples in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, or launch any of our planned LDTs or diagnostic tests. Any failure to complete on-going clinical studies for our planned LDTs and diagnostic tests could have material adverse effects on our business, operating results or financial condition.
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
We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 entitled “Noninvasive Prenatal Diagnosis” and foreign equivalents), from CUHK (United States Patent Application Nos. 12/178,181 and 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos.

US2009/0029377, US2012/0208708, US2012/0003637, and US2011/0318734, and each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing,”) and foreign equivalents, and exclusive rights we have acquired related to our development and commercialization of Sequenom CMM's test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years, and other rights we have acquired to potentially expand our product portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business. If there is any dispute between us and Isis regarding our rights under our license agreement with Isis, our and Sequenom CMM's ability to exclusively commercialize noninvasive prenatal diagnostic tests and LDTs, including the MaterniT21 PLUS test, may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these tests.
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
We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 70% of our genetic analysis segment sales were made outside of the United States during the three months ended March 31, 2013. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)    None.
b)    None.
c)    None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Restated bylaws of Registrant, as amended.

3.3(3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(4)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(5)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

10.58	Assignment and Assumption of Lease dated January 11, 2013 between the Registrant and eBioscience, Inc., and Lease Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 9, 2013

SEQUENOM, INC.

By:	/S/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Vice President and Chief Accounting Officer