Form 10-K/A
period 2012-12-31
SEQUENOM INC
filed 2013-06-11
CIK 1076481

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

As of March 4, 2013, there were 115,150,366 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the Commission) in connection with the solicitation of proxies for the registrant’s annual meeting of stockholders to be held on June 11, 2013. Such definitive proxy statement was filed with the Commission prior to 120 days after December 31, 2012.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sequenom, Inc. for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission on April 2, 2013 (the “Original Filing”). We are filing this Amendment solely to refile Exhibit 10.57—Amendment to Exclusive License of Technology Agreement, dated November 29, 2012, by and between the Registrant and ISIS Innovation Limited, and to amend Item 15 of Part IV of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers.

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

Date: June 10, 2013

SEQUENOM, INC.

By:	/S/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer

3