Form 10-Q
period 2013-06-30
SEQUENOM INC
filed 2013-07-24
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 17, 2013, there were 115,363,000 shares of the registrant's Common Stock outstanding.

 SEQUENOM, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,423	$123,802
Marketable securities	53,492	52,140
Accounts receivable, net	10,071	7,887
Inventories	20,432	10,570
Other current assets and prepaid expenses	4,634	3,075
Total current assets	142,052	197,474
Property, equipment and leasehold improvements, net	32,721	33,494
Goodwill	10,007	10,007
Other assets	7,980	7,980
Total assets	$192,760	$248,955

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$22,257	$16,469
Accrued expenses	21,243	24,507
Long-term debt and obligations, current portion	7,619	7,601
Other current liabilities	2,664	2,713
Total current liabilities	53,783	51,290
Long-term debt and obligations, less current portion	13,377	17,041
5.00% Convertible Senior Notes due 2017	130,000	130,000
Other long-term liabilities	1,988	2,617
Commitments and contingencies

Stockholders' equity (deficit):
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001; 185,000 shares authorized, 115,362 and 114,787 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	115	115
Additional paid-in capital	960,445	954,372
Accumulated other comprehensive income	338	423
Accumulated deficit	(967,286)	(906,903)
Total stockholders' equity (deficit)	(6,388)	48,007
Total liabilities and stockholders' equity (deficit)	$192,760	$248,955
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Statements of Operations
Revenues:
Diagnostic services	$24,526	$8,110	$53,609	$12,890
Genetic analysis product sales and services	10,325	10,142	19,740	20,282
Total revenues	34,851	18,252	73,349	33,172
Cost of revenues:
Cost of diagnostic services	20,634	9,407	41,713	16,278
Cost of genetic analysis product sales and services	3,699	3,698	7,158	7,121
Total cost of revenues	24,333	13,105	48,871	23,399
Gross margin	10,518	5,147	24,478	9,773
Operating expenses:
Selling and marketing	13,452	11,310	27,109	20,987
Research and development	13,019	13,070	26,853	24,914
General and administrative	12,735	9,949	26,218	17,299
Total operating expenses	39,206	34,329	80,180	63,200
Loss from operations	(28,688)	(29,182)	(55,702)	(53,427)
Interest expense, net	(2,121)	(299)	(4,290)	(546)
Other income (expense), net	(80)	(116)	(245)	(45)
Loss before income taxes	(30,889)	(29,597)	(60,237)	(54,018)
Income tax expense	(134)	(20)	(146)	(22)
Net loss	$(31,023)	$(29,617)	$(60,383)	$(54,040)
Net loss per common share, basic and diluted	$(0.27)	$(0.26)	$(0.52)	$(0.48)
Weighted average number of shares outstanding, basic and diluted	115,174	114,549	115,107	112,531

Statements of Comprehensive Loss
Net loss	$(31,023)	$(29,617)	$(60,383)	$(54,040)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	(3)	(8)	32	11
Foreign currency translation adjustment	55	(176)	(117)	(169)
Total other comprehensive income (loss)	52	(184)	(85)	(158)
Comprehensive loss	$(30,971)	$(29,801)	$(60,468)	$(54,198)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(60,383)	$(54,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,671	6,113
Depreciation and amortization	7,532	4,755
Other non-cash items	492	2
Changes in operating assets and liabilities:
Accounts receivable	(2,254)	(679)
Inventories	(10,078)	(1,842)
Prepaid expenses and other assets	(1,797)	499
Accounts payable and accrued expenses	4,606	2,384
Other liabilities	(132)	(79)
Net cash used in operating activities	(56,343)	(42,887)
Investing activities
Purchases of property, equipment and leasehold improvements	(9,145)	(4,883)
Purchases of marketable securities	(45,628)	(10,329)
Maturities of marketable securities	44,309	27,151
Net cash paid for other assets	(250)	(1,439)
Net cash provided by (used in) investing activities	(10,714)	10,500
Financing activities
Payments on term loan and capital lease obligations	(3,676)	(33)
Borrowings on term loan	—	5,000
Proceeds from stock offering, net of issuance costs	—	58,161
Net proceeds from exercise of stock options and ESPP purchases	402	593
Net cash provided by (used in) financing activities	(3,274)	63,721
Effect of exchange rate changes on cash and cash equivalents	(48)	(104)
Net increase (decrease) in cash and cash equivalents	(70,379)	31,230
Cash and cash equivalents at beginning of period	123,802	28,926
Cash and cash equivalents at end of period	$53,423	$60,156

Supplemental non-cash investing and financing activity:
Building and improvements acquired through financing obligation	$—	$1,872
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
We are a life sciences company providing innovative genetic analysis solutions to improve healthcare through our two operating segments, Molecular Diagnostics and Genetic Analysis. We provide molecular diagnostics testing services through our subsidiary Sequenom Center for Molecular Medicine, LLC, or Sequenom CMM, and research use only products, services, and applications, and genetic analysis products that translate the results of genomic science into solutions for biomedical research, translational research, molecular medicine applications, and other areas of research, including agricultural and livestock. Our development and commercialization efforts in various diagnostic areas include noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics, autoimmunity, neurology and oncology.
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
Revenue Recognition
Our revenues are generated primarily from the sale of products and providing services. Diagnostic services revenues from Sequenom CMM results from providing the following laboratory developed tests, or LDTs: MaterniT21 PLUS test to detect fetal aneuploidies, or trisomies, by determining the relative amount of 21, 18, and 13, X and Y chromosomal material present in circulating cell-free DNA in a maternal blood sample; SensiGene Fetal RHD Genotyping test, or SensiGene RHD test, to determine the presence or absence of fetal Rhesus D factor; Heredi-T Cystic Fibrosis Carrier Screening test, or Heredi-T CF test, to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene Age-related Macular Degeneration test, or RetnaGene AMD test, to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Genetic analysis product sales and services revenues primarily consist of sales of MassARRAY systems and consumables used in genetic analysis, including extended warranty services associated with the MassARRAY systems, as well as other amounts earned under contract research agreements.
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenues are deferred for fees received before earned.
Diagnostic services revenues earned by Sequenom CMM have been primarily recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors for a significant portion of our services and limited collections experience. Sequenom CMM generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and Sequenom CMM bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover Sequenom CMM's test as ordered by the physician under their reimbursement policies. Consequently, Sequenom CMM pursues reimbursement on a case-by-case basis. We will recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for each of

Sequenom CMM's LDTs. We record revenues and accounts receivable for billing directly to physician offices and international customers when the price is fixed and determinable and where we believe collectability is reasonably assured.
From time to time, we receive requests for refunds of payments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until we determine the amounts upon which a refund is due. Historically, these amounts have not been material.
Revenues from sales of MassARRAY systems and consumables are recognized upon shipment and transfer of title to the customer and when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer. We recognize revenues on maintenance services for ongoing customer support over the maintenance period.
Royalty revenues are generally recorded on an accrual basis when earned.
Cost of Revenues
Cost of revenues includes the cost of materials, direct labor including laboratory, manufacturing and service personnel, equipment and infrastructure expenses associated with processing blood and other samples, quality control analyses, and shipping charges to transport samples and products, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing Sequenom CMM's diagnostic services are recorded as tests are processed. Costs recorded for sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenues were recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Sequenom CMM's tests are recorded as license fees in cost of revenues at the time product revenues are recognized or in accordance with other contractual obligations.
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
Collaboration, Development and Licensing Agreements
Revenues. We enter into license agreements and collaborative research and development arrangements with life sciences partners that may involve multiple deliverables. Our arrangements may contain one or more of the following elements: upfront fees, milestone payments, royalties, and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. Revenues are recognized for each element when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.
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
Milestone and up-front payments are generally recorded as research and development expenses if the payments relate to products that have not yet been commercialized. Milestone and up-front payments made related to commercialized tests are generally capitalized as intangible assets and amortized to cost of goods sold over the estimated economic life of the product. Royalties paid are generally recorded in cost of revenues and are accrued for at the time the related revenues are recognized.
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
We grant credit generally on an unsecured basis to customers of our genetic analysis business throughout North America, Europe, and Asia, except to customers in China which are on a secured basis until a collection history is established. To reduce credit risk, certain sales are secured by letters of credit from commercial banks.
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
We value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classify our cash equivalents and marketable securities within Level 1 or Level 2. As of June 30, 2013 and December 31, 2012, we had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.
Cash, Cash Equivalents, and Marketable Securities
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less at the time of purchase.
Investments with an original maturity of more than three months at the time of purchase are considered marketable securities. All marketable securities have been classified by management as available-for-sale. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, determined on a specific identification basis, reported as a component of other comprehensive income (loss) in stockholders' equity (deficit) until realized.
A decline in the market value of any marketable security below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment would be included in other income or expense in the condensed consolidated statements of operations and a new cost basis for the security is established. There were no such declines in market value of any marketable security in the periods presented.

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
Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives, which consist of purchased patent rights and license and lab accreditation costs, requires the use of estimates and the exercise of judgment. These intangible assets are being amortized over the expected economic use of the asset. Intangible assets with finite lives are not material and are included in non-current other assets on our condensed consolidated balance sheets.
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
Due to our net loss position, no tax benefits for stock-based compensation have been recognized in the condensed consolidated statements of cash flows. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of our net deferred tax assets and our net operating loss carryforwards.
The fair value of options granted to non-employees is estimated at the measurement date using the BSM pricing model and remeasured at each reporting date to fair value, with changes in fair value recognized as expense in the statement of operations and comprehensive loss.
Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of June 30, 2013 and December 31, 2012, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.
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

Foreign Currency Translation and Transactions
The financial statements of our subsidiaries in Germany, United Kingdom (dissolved as of December 31, 2012), and Japan are measured using, respectively, the Euro, British Pound, and Japanese Yen, as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the respective balance sheet dates. Income and expense items are translated at the average monthly rate of exchange during the reporting period. Net unrealized gains or losses resulting from the translation of foreign financial statements are reported as a component of accumulated other comprehensive income (loss).
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Shares underlying Convertible Senior Notes	28,088	—	28,088	—
Options to purchase common stock	14,170	11,149	13,900	10,371
Restricted stock units not yet vested and released	1,757	819	1,613	846
Options to purchase shares under the Employee Stock Purchase Plan	159	101	146	85
Warrants to purchase common stock	250	250	250	250
	44,424	12,319	43,997	11,552
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, "Comprehensive Income." This update requires an entity to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income in one place, and in some cases, cross-references to related footnote disclosures. The adoption of this update did not have a material impact on our consolidated financial statements.

2. Other Financial Information
Marketable Securities
Our marketable securities are comprised of the following (in thousands):

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,012	$6	$(1)	$40,017
Certificates of deposit	13,058	1	(12)	13,047
Mutual funds	229	199	—	428
Total marketable securities	$53,299	$206	$(13)	$53,492

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,019	$8	$(12)	$40,015
Certificates of deposit	11,746	1	(9)	11,738
Mutual funds	224	163	—	387
Total marketable securities	$51,989	$172	$(21)	$52,140
As of June 30, 2013 and December 31, 2012, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value.
There were no sales of marketable securities during all periods presented and, therefore, there were no gross realized gains or losses on sales of marketable securities during all periods presented. As of June 30, 2013, all of our marketable securities were due within one year.
Inventories
Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$17,689	$8,317
Work in process	1,108	655
Finished goods	1,635	1,598
Total	$20,432	$10,570
Inventories are shown net of obsolete and excess reserves of $0.7 million and $0.5 million at June 30, 2013 and December 31, 2012, respectively.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	June 30, 2013	December 31, 2012
Building and improvements	$8,687	$8,660
Laboratory equipment	47,743	42,846
Leasehold improvements	8,472	7,950
Office furniture and equipment	20,340	19,537
	85,242	78,993
Less accumulated depreciation and amortization	(52,521)	(45,499)
Total	$32,721	$33,494
Depreciation expense for the six months ended June 30, 2013 and 2012 was $7.3 million and $4.4 million, respectively. Assets recorded under capital leases of $0.4 million and $0.4 million are included in the office furniture and equipment balance at June 30, 2013 and December 31, 2012, respectively. Depreciation of assets under capital leases is included in depreciation expense.
Accrued Expenses
Accrued expenses consist of the following significant items (in thousands):

	June 30, 2013	December 31, 2012
Accrued royalties, licenses, and collaboration payments	$7,507	$5,338
Accrued compensation and related taxes	5,259	11,409
Accrued professional fees and consulting	4,270	2,511
Other	4,207	5,249
Total	$21,243	$24,507

Stockholders' Equity (Deficit)
Changes in shares of common stock outstanding and total stockholders' equity (deficit) are as follows (in thousands):

	Shares of Common Stock Outstanding	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2012	114,787	$48,007
Net loss	—	(60,383)
Stock-based compensation	—	5,671
Shares issued or vested under employee stock plans	575	402
Unrealized gain on available-for-sale securities	—	32
Foreign currency translation adjustment	—	(117)
Balance as of June 30, 2013	115,362	$(6,388)
Accumulated Other Comprehensive Income
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, and includes net loss, unrealized gains and losses on our available-for-sale marketable securities, and foreign currency translation gains and losses.
Changes in accumulated other comprehensive income by component are as follows (in thousands):

	Unrealized Net Gains on Available-for-Sale Securities, net of Deferred Taxes	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$97	$326	$423
Other comprehensive income (loss)	32	(117)	(85)
Balance as of June 30, 2013	$129	$209	$338

3. Business Segments
We operate our business on the basis of two reportable segments: Molecular Diagnostics and Genetic Analysis.
Molecular Diagnostics, through Sequenom CMM, performs molecular diagnostic testing services utilizing its LDTs for noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics, and plans to develop or acquire additional diagnostic tests in those and other fields including autoimmunity, neurology and oncology. Services revenues from our Molecular Diagnostics segment are primarily derived from providing testing services using Sequenom CMM's LDTs. Revenues from our Molecular Diagnostics segment are generated primarily from customers located within the United States.
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

Revenues and operating loss by segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Molecular Diagnostics	$24,526	$8,110	$53,609	$12,890
Genetic Analysis	10,325	10,142	19,740	20,282
Total revenues	$34,851	$18,252	$73,349	$33,172

Operating income (loss):
Molecular Diagnostics	$(17,306)	$(18,311)	$(31,010)	$(34,685)
Genetic Analysis	1,032	(42)	1,082	752
Unallocated	(12,414)	(10,829)	(25,774)	(19,494)
Total loss from operations	$(28,688)	$(29,182)	$(55,702)	$(53,427)
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
Intersegment revenues and transfers were immaterial during the periods presented.
4. Long-Term Obligations
Long-term obligations consist of the following (in thousands, except percentages):

	June 30, 2013	December 31, 2012
5% Convertible Senior Notes due October 2017, interest payable semi-annually in April and October, beginning April 1, 2013	$130,000	$130,000
Bank loans due May 2015, principal and interest payable monthly, weighted-average effective interest rate of 5.5%; net of unamortized discounts of $203 and $326 at June 30, 2013 and December 31, 2012, respectively	14,437	17,949
Obligation for building and improvements, effective interest of 4.9% at June 30, 2013 and December 31, 2012, expiring October 2026	6,232	6,318
Capital lease liabilities expiring January 2016, net of unamortized discounts of $85 and $117 at June 30, 2013 and December 31, 2012, respectively	327	375
Total long-term obligations	$150,996	$154,642
Less current portion	(7,619)	(7,601)
Non-current portion	$143,377	$147,041

Unamortized deferred debt issuance costs related to our Convertible Senior Notes at June 30, 2013 and December 31, 2012 totaled $4.5 million and $5.0 million, respectively.
At June 30, 2013, we were in compliance with all covenants under our bank loans. These include a minimum liquidity covenant requiring us to maintain with the bank unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to the bank plus our operating liquidity.

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
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415 entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. On March 12, 2013 the United States Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. Verinata was acquired by Illumina, Inc. in the first quarter of 2013.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California and on December 19, 2012, the Petition for Review was denied. On January 7, 2013, we and the individual defendants filed an answer to the complaint. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On January 7, 2013, we filed a cross-complaint against Mr. Hawran for breach of fiduciary duty and a demand for unspecified damages. Mr. Hawran subsequently made a demand to us for indemnity under contract and by law for legal fees and expenses in connection with his defense of the cross-complaint. On April 12, 2013, our Board of Directors denied on a preliminary basis Mr. Hawran's demand for indemnity. On May 14, 2013, Mr. Hawran filed a complaint in the Delaware Court of Chancery seeking a determination of his right to indemnity and advancement as to expenses for defense of the cross-complaint. On May 17, 2013, we filed a request for dismissal without prejudice of the cross-complaint and dismissal of the cross-complaint was entered by the court on June 4, 2013.
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

6. Stock Compensation Plans
Equity Incentive Plans
A summary of the combined activity under all of our stock option plans during the six months ended June 30, 2013 is as follows:

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2012	12,488	$6.17
Granted	2,148	$4.14
Exercised	(12)	$3.74
Forfeitures and cancellations	(412)	$5.92
Outstanding at June 30, 2013	14,212	$5.87	7.4	$2,887
Options exercisable at June 30, 2013	7,581	$6.92	6.2	$1,915
Options vested or expected to vest at June 30, 2013	13,262	$5.98	7.3	$2,716
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $11,000, and $10,000, respectively. Cash received from stock option exercises for the six months ended June 30, 2013 and 2012 was $46,000 and $45,000, respectively. As of June 30, 2013, we had reserved 6.8 million shares of common stock for issuance under our stock option plans.

The following table summarizes activity related to our restricted stock awards and restricted stock units during the six months ended June 30, 2013 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	905	$4.34
Grants and awards	982	$4.14
Vested and released	(338)	$4.27
Forfeitures and cancellations	(51)	$4.03
Outstanding at June 30, 2013	1,498	$4.19
The total fair value of restricted stock awards and restricted stock units that vested during the six months ended June 30, 2013 and 2012 was $1.3 million and $0.6 million, respectively.
Employee Stock Purchase Plan (ESPP)
During the six months ended June 30, 2013 and 2012, a total of 0.3 million and 0.1 million shares were purchased by the ESPP and distributed to employees at an average price of $2.41 and $3.66 per share with aggregate intrinsic values of $0.6 million and $0.1 million, respectively.
As of June 30, 2013, we had reserved 2.4 million shares of common stock for issuance under the ESPP.
Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP:

	Six Months Ended
	June 30,
	2013	2012
Stock option grants
Risk-free interest rate	1.2%	1.8%
Volatility	93.9%	94.5%
Dividend yield	—%	—%
Expected life (years)	6.9	6.7
Weighted-average grant date fair value	$3.27	$3.71

	Six Months Ended
	June 30,
	2013	2012
ESPP stock purchase rights
Risk-free interest rate	0.1%	0.1%
Volatility	60.1%	66.0%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$1.32	$1.52
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
We recognize stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on historical experience and during the six months ended June 30, 2013 and 2012 were estimated to be 13.4% and 11.2%, respectively. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Total non-cash stock-based compensation expense for all stock awards and purchase rights were recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenues	$236	$296	$528	$567
Selling and marketing expense	710	851	1,564	1,812
Research and development expense	624	940	1,374	1,720
General and administrative expense	1,027	1,139	2,205	2,014
	$2,597	$3,226	$5,671	$6,113

As of June 30, 2013, there was $17.4 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. As of June 30, 2013, there was $0.1 million of unamortized compensation cost related to unvested restricted stock awards which is expected to be recognized over a remaining weighted-average vesting period of 0.5 years. As of June 30, 2013, there was $2.8 million of unamortized compensation cost related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. As of June 30, 2013, total unrecognized non-cash, compensation expense for purchase rights granted and outstanding was $0.1 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.1 years.
7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of June 30, 2013
Cash equivalents:
Money market funds	$30,571	$30,571	$—
Marketable securities:
U.S. treasury securities	40,017	40,017	—
Certificates of deposit	13,047	—	13,047
Mutual funds	428	428	—
Total marketable securities	53,492	40,445	13,047
Total	$84,063	$71,016	$13,047

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2012
Cash equivalents:
Money market funds	$105,141	$105,141	$—
Certificates of deposit	1,391	—	1,391
Total cash equivalents	106,532	105,141	1,391
Marketable securities:
U.S. treasury securities	40,015	40,015	—
Certificates of deposit	11,738	—	11,738
Mutual funds	387	387	—
Total marketable securities	52,140	40,402	11,738
Total	$158,672	$145,543	$13,129
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the six months ended June 30, 2013.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, intangible assets, and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a nonrecurring basis during the six months ended June 30, 2013 or 2012.
Fair Value of Other Financial Instruments
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$130,000	$151,450	$130,000	$156,000
Bank Loans	14,437	14,437	17,949	17,949
At June 30, 2013 and December 31, 2012, the fair values of our Convertible Senior Notes and Bank Loans were based on quoted prices of similar instruments (Level 1).

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

Overview
We are a life sciences company providing innovative genetic analysis solutions to improve healthcare through our two operating segments:

•
Molecular Diagnostics, through our wholly-owned molecular diagnostic reference laboratory, Sequenom Center for Molecular Medicine, LLC or Sequenom CMM, performs molecular diagnostic testing services utilizing its laboratory-developed tests, or LDTs, for noninvasive prenatal and women's health related diagnostics and ophthalmology-related diagnostics and plans to develop or acquire additional diagnostic tests in those and other fields including autoimmunity, neurology and oncology. Patient samples are collected by health care professionals and submitted to Sequenom CMM for testing and test results are reported back to the ordering physician. Sequenom CMM's first LDT was launched in 2009.

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
We depend upon third-party payors to provide reimbursement for our tests. Accordingly, Sequenom CMM has and expects to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors. In December 2012, the American Congress of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine Specialists, or SMFM, issued a joint committee opinion on noninvasive prenatal testing for fetal aneuploidy, which supported the use of circulating cell-free fetal DNA as a basis for noninvasive prenatal testing in pregnant women at high risk of carrying a fetus with fetal aneuploidy. We believe these guidelines will drive further adoption of Sequenom CMM's MaterniT21 PLUS test and strengthen our efforts to obtain insurance reimbursement. We continue to invest in Sequenom CMM's diagnostic services infrastructure to support and expand its operations.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom CMM's existing LDTs and any future LDTs, and payment patterns of third-party payors and patients. In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for us to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, Centers for Medicare and Medicaid Services, or CMS, in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. Additionally, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS implemented new codes beginning January 1, 2013 that did not include a fee schedule for the particular codes relevant to most of Sequenom CMM's tests. This coding change adopted by CMS and most third party payors has resulted in delayed payments and, in some cases, reduced payments from payors for services performed in 2013. Additionally, following the coding change, many state Medicaid programs have not included the appropriate test code in their fee schedule and, in some cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit.
Currently, Sequenom CMM performs its testing services primarily as an out-of-network laboratory with most insurance companies. As an out-of-network laboratory, Sequenom CMM bills insurance companies and bills patients for deductibles and copayment amounts. Due to Sequenom CMM's current out-of-network provider status associated with the lack of existing contracts with most payors and the current level of adoption rates, we expect amounts billed and collected will fluctuate until these factors are resolved. Sequenom CMM's diagnostic testing services revenues are primarily recognized on a cash basis, until we can reliably estimate the amount that would be ultimately collected for each of its tests.
Sequenom CMM performs its LDTs at three locations, San Diego, California, and Raleigh-Durham, North Carolina (effective June 2013) for its MaterniT21 PLUS test, and Grand Rapids, Michigan, for its other tests. Sequenom CMM will continue efforts to ensure that office and laboratory space is adequate to accommodate the necessary capacity requirements to meet Sequenom CMM's current and expanding business needs. In January 2013, we entered into a lease for a new facility with an additional approximately 49,000 square feet of office space in San Diego, California, into which we may relocate certain corporate functions to enable expansion of the San Diego lab in our existing facility. We believe these expansion efforts will be enough to meet our and Sequenom CMM's needs for the remainder of 2013.
We have a history of recurring losses from operations and we expect to incur additional operating losses in 2013 as we continue to expand our commercial infrastructure to serve the prenatal and ophthalmology markets, expand Sequenom CMM's laboratory capacity, and work to further develop existing tests, conduct clinical studies and develop additional products and tests. The timing of becoming profitable is dependent upon a number of factors, including the timing of reimbursement payments from third-party payors; our and Sequenom CMM's costs to expand our test capacity; the timing and costs related to research and development projects; selling and marketing efforts; and administrative support to support the growing company. Our capital requirements to sustain operations have been and will continue to be significant. As of June 30, 2013, we had available cash and cash equivalents and current marketable securities totaling $106.9 million and working capital of $88.3 million.
Our strategic focus in 2013 will be to continue to accelerate the growth of our diagnostic testing business, grow our revenues through obtaining contracts with payors and increasing our market penetration and cash collections to create a sustainable, profitable business model for the future. We will continue to expand our relationships with physicians who order our tests and invest in our research and development programs to develop additional or enhanced tests and additional products for sale within the genetic analysis market.

Second Quarter of 2013

•	Total revenues during the three months ended June 30, 2013 increased $16.6 million, or 91%, to $34.9 million when compared to $18.3 million during the three months ended June 30, 2012.

◦	Diagnostic services revenues during the three months ended June 30, 2013 increased $16.4 million, or 202%, to $24.5 million when compared to $8.1 million during the three months ended June 30, 2012.

◦
Genetic analysis product sales and services revenues during the three months ended June 30, 2013 increased $0.2 million, or 2%, to $10.3 million when compared to $10.1 million during the three months ended June 30, 2012.

•
Total accessions for all Sequenom CMM tests in our Molecular Diagnostics segment during the three months ended June 30, 2013 increased 26,300, or 129%, to 46,700 when compared to 20,400 during the three months ended June 30, 2012, and increased 2,200, or 5%, when compared to 44,500 during the three months ended March 31, 2013.

•	Total revenues during the six months ended June 30, 2013 increased $40.2 million, or 121%, to $73.3 million when compared to $33.2 million during the six months ended June 30, 2012.

◦	Diagnostic services revenues during the six months ended June 30, 2013 increased $40.7 million, or 316%, to $53.6 million when compared to $12.9 million during the six months ended June 30, 2012.

◦
Genetic analysis product sales and services revenues during the six months ended June 30, 2013 decreased $0.5 million, or 3%, to $19.7 million when compared to $20.3 million during the six months ended June 30, 2012.

•
Total accessions for all Sequenom CMM tests in our Molecular Diagnostics segment during the six months ended June 30, 2013 increased 58,100, or 176%, to 91,200 when compared to 33,100 during the six months ended June 30, 2012.

•
Discretionary compensation expense decreased during the three months ended June 30, 2013 by $2.9 million compared to the three months ended June 30, 2012 due to a lower estimate of bonus expense in the quarter; for the six months ended June 30, 2013 discretionary compensation expense decreased $2.3 million compared to the six months ended June 30, 2012 as a result of the lower estimate of bonus expense.

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
Our revenues and accessions were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Diagnostic services	$24,526	$8,110	$16,416	202%	$53,609	$12,890	$40,719	316%
Genetic analysis product sales and services	10,325	10,142	183	2%	19,740	20,282	(542)	(3)%
Total revenues	$34,851	$18,252	$16,599	91%	$73,349	$33,172	$40,177	121%

% of Total revenues:
Diagnostic services	70%	44%			73%	39%
Genetic analysis product sales and services	30%	56%			27%	61%
Total	100%	100%			100%	100%
			Change				Change
			#	%			#	%
Total accessions (for all Sequenom CMM tests)	46,700	20,400	26,300	129%	91,200	33,100	58,100	176%

Diagnostic Services
Diagnostic services revenues are derived primarily from payments for providing testing services for Sequenom CMM's LDTs and are primarily recognized on a cash basis as payments are received. Sequenom CMM will continue to account for these revenues on a cash basis until further experience and third-party contracts are gained and we are able to demonstrate that we can make a reasonable estimate of collectible amounts before moving to the accrual method of accounting.
Each test performed relates to a patient specimen collected by a health care professional, and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physicians, we believe that the number of accessions received is useful to understand the volume of Sequenom CMM's business. These tests are typically completed within approximately six business days from the date of accession. Revenues for diagnostic services are generated primarily from customers located within the United States. Our international customers collect and ship patient samples to the laboratory, and Sequenom CMM processes the samples in its laboratory in the United States. We also have royalty agreements with international customers whom we have licensed our technology to for certain countries.
The $16.4 million, or 202%, and $40.7 million, or 316%, increases in diagnostic services revenues during the three and six months ended June 30, 2013, respectively, when compared to the same periods in the prior year, are primarily attributable to the increase in the number of accessions and collections for accessions in prior periods. However, in the second quarter of 2013 the sequential quarter revenues decreased $4.6 million while total accessions increased 2,200, or 5%, when compared to the three months ended March 31, 2013. Sequential quarter revenues for the three months ended June 30, 2013 are lower due to delays in the receipt of payments as a result of coding changes adopted as of January 1, 2013 by CMS and most third party payors which resulted in delayed payments and, in some cases, reduced payments from payors, particularly government payors, for services performed in 2013, and to lower than expected collections by our external billing provider in conjunction with the transition of our billing function to an in-house system. During the three months ended June 30, 2013, approximately 49% of the revenues recognized are attributable to tests performed within the same period, compared to 35% during the three months ended March 31, 2013, and 74% during the three months ended June 30, 2012. Payments from one commercial payor resulted in $6.2 million in revenues during three months ended June 30, 2013 and $13.9 million during the six months ended June 30, 2013, or 25% and 26% of diagnostic revenues, respectively.
The increase in the number of accessions during the three and six months ended June 30, 2013 compared to the same periods in 2012 of 129% and 176%, respectively, is primarily attributable to the increased market adoption of the MaterniT21 PLUS test which was introduced domestically in the fourth quarter of 2011, and to a lesser extent internationally in the first quarter of 2012, and expansion of Sequenom CMM's prenatal sales force and its advisory board's efforts to expand the awareness of the clinical utility of this test. International revenues accounted for $2.8 million and $0.5 million of diagnostic services revenues during the three months ended June 30, 2013 and 2012, respectively, and $3.4 million and $0.7 million of diagnostic services revenues during the six months ended June 30, 2013 and 2012, respectively.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom CMM's existing LDTs and any future LDTs we may develop, and payment patterns of third-party payors and patients. The coding change adopted as of January 1, 2013 by CMS and most third-party payors has resulted in delayed payments and, in some cases, reduced payments from payors for services performed in 2013. Following the coding change, many state Medicaid programs have not included the appropriate test code in their fee schedule and, in many cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. As a result, revenues from government payors has declined from $2.3 million during the three months ended March 31, 2013 to $1.4 million during the three months ended June 30, 2013. We continue to pursue collection for our tests with third-party payors, including Medicare and Medicaid where appropriate, and are unable to predict if this trend will continue. Revenues collected from government payors to date in 2013 are less than 10% of our diagnostics revenues.
Genetic Analysis Product Sales and Services
Our genetic analysis product sales and services revenues were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
System sales	$3,388	$3,356	$32	1%	$6,007	$6,296	$(289)	(5)%
Consumables	5,352	5,006	346	7%	10,103	10,521	(418)	(4)%
Maintenance services	1,260	1,345	(85)	(6)%	2,558	2,580	(22)	(1)%
Contract research and other	325	435	(110)	(25)%	1,072	885	187	21%
Total	$10,325	$10,142	$183	2%	$19,740	$20,282	$(542)	(3)%

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
Total Genetic Analysis revenues remained relatively flat when comparing the three and six months ended June 30, 2013 to the same periods during 2012.
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
Our costs of revenues and gross margins were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Cost of Revenues
Diagnostic services	$20,634	$9,407	$11,227	119%	$41,713	$16,278	$25,435	156%
Genetic analysis product sales and services	3,699	3,698	1	—%	7,158	7,121	37	1%
Total	$24,333	$13,105	$11,228	86%	$48,871	$23,399	$25,472	109%

Gross Margin
Diagnostic services	$3,892	$(1,297)	$5,189	400%	$11,896	$(3,388)	$15,284	451%
Genetic analysis product sales and services	6,626	6,444	182	3%	12,582	13,161	(579)	(4)%
Total	$10,518	$5,147	$5,371	104%	$24,478	$9,773	$14,705	150%

Gross Margin as a % of Revenues
Diagnostic services	16%	(16)%			22%	(26)%
Genetic analysis product sales and services	64%	64%			64%	65%
Total	30%	28%			33%	29%
Diagnostic Services
Cost of diagnostic services revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with accessioning patient specimens (including quality control analyses and shipping charges to transport patient specimens), royalties, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing tests are recorded as tests are processed. Costs recorded for patient specimen processing represent the cost of all the tests processed during the period regardless of whether revenues were recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
Of the $11.2 million, or 119%, increase in cost of diagnostic services revenues during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012, $5.4 million is attributable to increased test volumes and related variable costs, and $5.8 million is attributed to laboratory operational costs to support increased production capacity for Sequenom CMM's diagnostic services, including $1.2 million related to the additional site in Raleigh-Durham North Carolina.
Of the $25.4 million, or 156%, increase in cost of diagnostic services revenues during the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, $13.4 million is attributable to increased test volumes and related variable costs, and $12.2 million is attributed to laboratory operational costs to support increased production capacity for Sequenom CMM's diagnostic services, including $1.2 million related to the additional site in Raleigh-Durham North Carolina,
Gross margin as a percentage of diagnostic services revenues is also affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, which may result in costs being incurred in one period that relate to revenues recognized in a later period. Favorable gross margin during the three and six months ended June 30, 2013 compared to a negative gross margin during the three and six months ended June 30, 2012 is primarily attributable to collections for accessions in prior quarters. Approximately 49% of the revenues recognized during the three months ended June 30, 2013 are attributable to tests performed during the same period, whereas 74% of the revenues recognized during the three months ended June 30, 2012 are attributable to tests performed during that same period, primarily due to delays in the receipt of payments as a result of coding changes adopted as of January 1, 2013 by CMS and most third-party payors which resulted in delayed payments.
We expect that gross margin for our diagnostic services will continue to fluctuate and be affected by the adoption rates of Sequenom CMM's diagnostic tests, our revenue recognition policy, the levels of reimbursement, and payor and other contracts we may enter into for our tests.
We expect the cost of revenues to increase in future periods to the extent we process more tests, and to reflect the expanded capacity within Sequenom CMM's laboratory, including its additional site in Raleigh-Durham, North Carolina. Sequenom CMM currently has the physical capacity to conduct 300,000 MaterniT21 PLUS tests per year with minimal additional capital investment. The North Carolina site can be expanded if, and when, additional capacity is needed.
Genetic Analysis Product Sales and Services
Gross margin as a percentage of genetic analysis product sales and services revenues remained relatively flat when comparing the three and six months ended June 30, 2013 to the same periods during 2012.
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
Operating expenses
Our operating expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Selling and marketing	$13,452	$11,310	$2,142	19%	$27,109	$20,987	$6,122	29%
Research and development	13,019	13,070	(51)	—%	26,853	24,914	1,939	8%
General and administrative	12,735	9,949	2,786	28%	26,218	17,299	8,919	52%
Selling and marketing expenses
Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
Of the $2.1 million, or 19%, increase in selling and marketing expenses during the three months ended June 30, 2013, when compared to the three months ended June 30, 2012, $2.7 million is due to the expansion of our Molecular Diagnostics sales force, including the cost of labor, travel and commissions, and $0.3 million is due to higher marketing costs in 2013. These increases are offset by the decrease in discretionary compensation expense of $0.8 million during the 2013 period.
Of the $6.1 million, or 29%, increase in selling and marketing expenses during the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, $4.8 million is due to the expansion of our Molecular Diagnostics sales force, including the costs of labor, travel and commissions, $1.4 million is due to higher marketing operations labor and related costs as we increased headcount to support our commercial Molecular Diagnostics operations as a whole, and $0.4 million is due to increased marketing costs in 2013. These increases are offset by the decrease in discretionary compensation expense of $0.6 million during the 2013 period.
We expect the growth of selling and marketing expenses to moderate in future periods due to our efforts to control costs while increasing penetration in our markets and obtaining additional reimbursement for our tests. We expect this to continue until collections improve to support further selling and marketing efforts.

Research and development expenses
Research and development expenses consisted primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.
Of the $0.1 million, or 0.4%, decrease in research and development expenses during the three months ended June 30, 2013, when compared to the three months ended June 30, 2012, $2.3 million is primarily due to increased labor, supplies and facility-related costs incurred for the expansion of Sequenom CMM's laboratory facilities, partially offset by $1.8 million in lower supplies and other expenses related to research projects during 2013 and the decrease in discretionary compensation expense of $0.9 million during the 2013 period.
Of the $1.9 million, or 8%, increase in research and development expenses during the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, $4.7 million is primarily due to increased labor, supplies and facility-related costs incurred for the expansion of Sequenom CMM's laboratory facilities, partially offset by $2.2 million in lower supplies and other expenses related to research projects during 2013 and the decrease in discretionary compensation expense of $0.8 million during the 2013 period.
We expect our research and development expenses to decrease slightly in future periods now that validation of Sequenom CMM's additional laboratory site is complete, while we increase our investments in our product pipeline for prenatal testing, ophthalmology diseases, and other molecular diagnostic areas, along with increased investment in research use only panels and potential clinical applications of our MassARRAY systems.
General and administrative expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $2.8 million, or 28%, increase in general and administrative expenses during the three months ended June 30, 2013, when compared to the three months ended June 30, 2012, is primarily related to increased legal costs of $2.0 million, associated primarily with patent litigation, increased billing costs of $1.1 million due to our transition to an in-house billing system and increased headcount to support our operations resulting in higher labor and related costs of $0.4 million. These increases are offset by the decrease in discretionary compensation expense of $0.8 million during the 2013 period.
The $8.9 million, or 52%, increase in general and administrative expenses during the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, is primarily related to increased legal costs of $5.0 million, associated primarily with patent litigation, increased billing costs of $2.8 million due to our transition to an in-house billing system and increased headcount to support our operations resulting in higher labor and related costs of $1.7 million. These increases are offset by the decrease in discretionary compensation expense of $0.6 million during the 2013 period.
We expect the growth of general and administrative expenses to moderate in future periods as we seek to improve efficiencies in our operations. In addition, legal expenses will continue to fluctuate in future periods.
Other income and expense, and income tax expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2013	2012	$ Change	2013	2012	$ Change
Interest expense, net	$(2,121)	$(299)	$(1,822)	$(4,290)	$(546)	$(3,744)
Other (expense) income, net	(80)	(116)	36	(245)	(45)	(200)
Income tax expense	(134)	(20)	(114)	(146)	(22)	(124)
Interest expense, net
The increase in interest expense, net, during the three and six months ended June 30, 2013 is attributable to the issuance of our Convertible Senior Notes in September 2012 and higher outstanding balances on our term loan.
Other (expense) income, net
Other expense, net, during the three and six months ended June 30, 2013 primarily relates to the net foreign currency transaction losses recognized during the period.
Income tax expense
Our income tax expense during all periods presented is primarily due to statutory tax liabilities resulting from our state and foreign operations.

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
The following table sets forth our revenues and operating income (loss) from our Molecular Diagnostics and Genetic Analysis segments:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Revenues:
Molecular diagnostics	$24,526	$8,110	$16,416	202%	$53,609	$12,890	$40,719	316%
Genetic analysis product sales and services	10,325	10,142	183	2%	19,740	20,282	(542)	(3)%
Total	$34,851	$18,252	$16,599	91%	$73,349	$33,172	$40,177	121%

Operating income (loss):
Molecular diagnostics	$(17,306)	$(18,311)	$1,005	(5)%	$(31,010)	$(34,685)	$3,675	(11)%
Genetic analysis product sales and services	1,032	(42)	1,074	--	1,082	752	330	44%
Unallocated	(12,414)	(10,829)	(1,585)	15%	(25,774)	(19,494)	(6,280)	32%
Total	$(28,688)	$(29,182)	$494	(2)%	$(55,702)	$(53,427)	$(2,275)	4%
Molecular Diagnostics
Sequenom CMM introduced new LDTs during 2011 and significantly expanded its commercial sales force to drive adoption of its LDTs. Sequenom CMM is continuing its efforts to obtain reimbursement for all of its tests, however many payors initially denied coverage for the MaterniT21 PLUS test as they had considered the test investigational and experimental. With the publication of the ACOG and SMFM joint committee opinion on noninvasive prenatal testing for fetal aneuploidy in late 2012, the test is no longer considered investigational and experimental. We recognize Molecular Diagnostics revenues primarily on a cash basis; however we record costs to perform the tests as those costs are incurred. Laboratory operating costs have increased as the number of tests processed continues to increase.
Operating losses for Molecular Diagnostics during the three months ended June 30, 2013 decreased $1.0 million when compared to the three months ended June 30, 2012 due primarily to improved gross margin of $5.2 million, lower clinical research expenses of $1.2 million due to timing of research projects and the decrease in discretionary compensation expense of $0.9 million. These decreases in operating loss were partially offset by $2.7 million in higher costs incurred for the expansion of our Molecular Diagnostics sales force, $2.3 million in higher labor, supplies and facility-related costs incurred for the expansion of Sequenom CMM's laboratory facilities, and $1.1 million in higher billing costs due to our transition to an in-house billing system.
Operating losses for Molecular Diagnostics during the six months ended June 30, 2013 decreased $3.7 million when compared to the six months ended June 30, 2012 due primarily to the improved gross margin of $15.3 million, lower clinical research expenses of $1.4 million due to timing of research projects and the decrease in discretionary compensation expense of $0.8 million. These decreases in operating loss were partially offset by $4.8 million in higher costs incurred for the expansion of our Molecular Diagnostics sales force, $4.7 million in higher labor, supplies and facility-related costs incurred for the expansion of Sequenom CMM's laboratory facilities, $1.4 million in higher labor and related costs as we increased headcount to support our Molecular Diagnostics operations and $2.8 million in higher billing costs due to our transition to an in-house billing system.

Genetic Analysis
Operating income for Genetic Analysis during the three months ended June 30, 2013 increased $1.1 million as compared to the three months ended June 30, 2012 due primarily to lower clinical sample, supplies and other research-related expenses during 2013 of $0.6 million and the decrease in discretionary compensation expense of $0.5 million.
Operating income for Genetic Analysis during the six months ended June 30, 2013 increased $0.3 million as compared to the six months ended June 30, 2012 due primarily to $0.8 million in lower clinical sample, supplies and other research-related expenses during 2013 and the decrease in discretionary compensation expense of $0.5 million. These improvements were partially offset by lower gross margin of $0.6 million and $0.4 million related to increased marketing personnel and consulting costs.
Unallocated
Unallocated costs were higher by $1.6 million during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012, due primarily to additional legal expenses of $2.0 million and additional labor costs of $0.6 million due to increased headcount to support operations. This increase was partially offset by the decrease in discretionary compensation expense of $1.0 million during the 2013 period.
Unallocated costs were higher by $6.3 million during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, due primarily to additional legal expenses of $5.0 million and additional labor costs of $2.2 million due to increased headcount to support operations. This increase was partially offset by the decrease in discretionary compensation expense of $0.8 million during the 2013 period.

Liquidity and Capital Resources
We have a history of recurring losses from operations and had an accumulated deficit of $967.3 million as of June 30, 2013. Our capital requirements to sustain operations, including commercialization of Sequenom CMM's LDTs, research and development projects, and litigation have been and will continue to be significant. As of June 30, 2013 and December 31, 2012, we had working capital of $88.3 million and $146.2 million, respectively.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, sales volumes of our genetic analysis products and services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections for our commercialized tests and product sales and services, and $10.0 million available at June 30, 2013 under our revolving line of credit facility. We have also financed our operating and capital requirements during the last three years with proceeds from the issuance of our Convertible Senior Notes and the public offering of our common stock during 2012, and the public and private offerings of our common stock during 2010.
We have expanded the operations of Sequenom CMM following commercialization of the MaterniT21 PLUS test, including research and development activities related to improvements to current tests and expansion of Sequenom CMM's diagnostic testing menu. Sequenom CMM may further expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS test and other tests, to expand geographically, and to successfully commercialize any other LDTs it may develop, however in the near term we are focused on improving cash collections and productivity.
As of June 30, 2013, cash, cash equivalents, and current marketable securities totaled $106.9 million, compared to $175.9 million at December 31, 2012. The $69.0 million decrease is due primarily to our cash used in operating activities, purchases of equipment and leasehold improvements, and repayment on our term loan of $56.3 million, $9.1 million and $3.7 million, respectively. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA, or are fully guaranteed by the U.S. government, and mutual funds.
At our current and anticipated level of operating loss, we expect to continue to incur net operating cash outflows until reimbursement for our tests is established with the majority of third-party payors. We expect that our June 30, 2013 balances of cash and marketable equity securities are sufficient to provide for our operating needs through at least the end of 2013.
Operating Activities
Cash used in operations during the six months ended June 30, 2013, was $56.3 million, compared to $42.9 million for the six months ended June 30, 2012. Our use of cash was primarily a result of the net loss of $60.4 million during the six months ended June 30, 2013 compared to $54.0 million for six months ended June 30, 2012. Changes in operating assets and liabilities during the six months ended June 30, 2013 used net cash of $9.7 million, which includes increased inventories of $10.1 million, higher accounts receivable balances of $2.3 million, and lower accrued liabilities balances of $3.3 million, partially offset by higher accounts payable balances of $5.8 million. We expect to decrease inventories over the next quarter.

Investing Activities
Net cash used by investing activities of $10.7 million during the six months ended June 30, 2013, primarily reflects purchases of marketable securities net of maturities of $1.3 million and purchases of capital equipment and leasehold improvements of $9.1 million.
Financing Activities
Net cash used by financing activities during the six months ended June 30, 2013 was $3.3 million, compared to net proceeds of $63.7 million during the six months ended June 30, 2012. Financing activities during the six months ended June 30, 2013 include payments on debt obligations of $3.7 million partially offset by $0.4 million in cash proceeds from the exercise of stock options and employee contributions under our employee stock purchase plan.

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
During the second quarter of 2013, there were no significant changes in our critical accounting policies and estimates. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2013, our subsidiary, Sequenom CMM, moved its billing function in-house, using an internal billing team and a hosted software solution to bill and collect for tests completed following the conversion date. This change affected our internal controls over revenues, accounts receivable and cash. Except for this change, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
In February 2012, we and Sequenom CMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,008,018 entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom CMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415 entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. On March 12, 2013 the United States Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. Verinata was acquired by Illumina, Inc. in the first quarter of 2013.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California and on December 19, 2012, the Petition for Review was denied. On January 7, 2013, we and the individual defendants filed an answer to the complaint. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On January 7, 2013, we filed a cross-complaint against Mr. Hawran for breach of fiduciary duty and a demand for unspecified damages. Mr. Hawran subsequently made a demand to us for indemnity under contact and by law for legal fees and expenses in connection with his defense of the cross-complaint. On April 12, 2013, our Board of Directors denied on a preliminary basis Mr. Hawran's demand for indemnity. On May 14, 2013 Mr. Hawran filed a complaint in the Delaware Court of Chancery seeking a determination of his right to indemnity and advancement as to expenses for defense of the cross-complaint. On May 17, 2013 we filed a request for dismissal without prejudice of the cross-complaint and dismissal of the cross-complaint was entered by the court on June 4, 2013.
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
Before deciding to invest in our company or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2012. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.
*We may not be able to generate significant revenues from any of the tests we have commercialized including Sequenom CMM's MaterniT21 PLUS tests or tests that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom CMM LDTs, including the MaterniT21 PLUS test. Sequenom CMM has committed significant research and development resources for the development and validation of LDTs and we have likewise invested significant research and development resources for its life sciences research genetic analysis products and services and potential future diagnostic products. There is no guarantee that Sequenom CMM will successfully generate significant revenues from any of its testing services, including its MaterniT21 PLUS test, or any other testing services that it plans to launch in the future. Sequenom CMM has launched testing services for cystic fibrosis carrier screening, noninvasive prenatal Rhesus D genotyping and assessment of the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. In October 2011, Sequenom CMM launched a testing service for the noninvasive prenatal detection of fetal aneuploidy, now branded as the MaterniT21 PLUS test. We and Sequenom CMM have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for tests. If we and Sequenom CMM, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate revenues or will not generate significant revenues from the sale of such tests or Sequenom CMM's testing services. A number of factors could impact our and Sequenom CMM's ability to sell noninvasive prenatal diagnostic or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

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

•
Sequenom CMM's ability to establish and maintain adequate infrastructure to support the continued commercialization of the MaterniT21 PLUS test and its testing services, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems including the laboratory information management system, or LIMS, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

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
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include United States Patent No. 6,258,540 and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes, and also include United States Patent Application Nos. 12/178,181, 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US 2012/0003637, and US2011/0318734), each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing,” and their foreign equivalents, and pending United States patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and its foreign equivalents, which we have exclusively in-licensed from the Chinese University of Hong Kong, or CUHK, and which include allowed claims covering noninvasive prenatal diagnostics for aneuploidy testing using massively parallel sequencing.
Our patent applications or those of our licensors may not result in the issuance of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. patent no. 8,008,018, licensed to Verinata. On May 3, 2013, the USPTO declared a second patent interference (Patent Interference No. 105,922 (DK)) between our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and U.S. patent no. 8,195,415, licensed to Verinata. On May 3, 2013, the USPTO declared a third patent interference (Patent Interference No. 105,923 (DK)) between our in-licensed pending patent application no. 12/178,181 (publication no. US2009/0029377 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On May 3, 2013, the USPTO declared a fourth patent interference (Patent Interference No. 105,924 (DK)) between our in-licensed pending patent application no. 13/417,119 (publication no. US2012/0208708 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. The USPTO may declare additional patent interferences including other pending patent applications or patents owned or controlled by us and Verinata. We cannot assure that we will prevail in the current or any future interference proceedings involving our patent rights. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including Sequenom CMM's MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of United States Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of the United States Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the United States. In addition, Ariosa has sought to invalidate United States Patent No. 6,258,540 through a petition for inter partes review (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before The Patent Trial and Appeal Board (PTAB) of the USPTO. On March 19, 2013 the PTAB ordered the commencement of inter partes review. On April 19, 2013 Ariosa submitted a second petition for inter partes review seeking to invalidate additional claims of the 6,258,540 patent. As a result, our patents or those of our licensors, including United States Patent No. 6,258,540, could be narrowed or invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents.
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
Also, in the Verinata complaint, Verinata and co-plaintiff Stanford have alleged our infringement of United States Patent Nos. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing” and 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” that include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. Challenging the validity of these patents and defending against claims of infringement of these patents, or if we are forced to defend against any other asserted intellectual property right, is costly and diverts management's attention and resources. As a result of this lawsuit, we may have to develop costly alternative technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
Additionally, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The Leahy-Smith Act and its implementation have increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce sales of our consumables or reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we have initiated interference and inter partes review proceedings, and we may initiate oppositions, reexaminations, or litigation against others. However, these activities are expensive, take significant time and divert management's attention from other business concerns. We may not prevail in these activities. If we are not successful in these activities, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize any of our diagnostic products that are dependent upon such technologies, including the MaterniT21 PLUS test. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the USPTO, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the USPTO and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.
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
For example, Illumina, Inc., or Illumina, is the sole supplier of sequencers and certain consumables for Sequenom CMM's MaterniT21 PLUS test. The supply of sequencers and consumables to Sequenom CMM is provided under our supply agreement (and amendments thereto) with Illumina which expires in July 2016. In early 2013, Illumina completed its acquisition of Verinata, a provider of noninvasive tests for the identification of fetal chromosomal abnormalities, a party adverse to us in patent litigation, and a direct competitor of Sequenom CMM and its MaterniT21 PLUS test. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. In view of Illumina's acquisition, we face risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, we face risk and uncertainty regarding the impact of the acquisition on Sequenom CMM's ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with cost of goods for their competing test, and we face risk and uncertainty regarding our ability to renew the supply agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are attractive or acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations.
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
Certain of Sequenom CMM's LDTs, including the MaterniT21 PLUS test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, , or reimbursement may be significantly delayed, due to changes in billing codes (CPT codes), or otherwise, which may limit the demand for these tests by physicians and their patients.
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
Even if one or more third-party payors decides to cover our tests or LDTs, that payor may reduce utilization or stop or lower reimbursement at any time, which could reduce our revenues. We are currently considered a “non-contracting provider” by most third-party payors because we have not entered into a specific contract to provide our specialized testing services to their insured patients at specified rates of reimbursement. Without such contracts, we may not be able to obtain reimbursement for our tests or LDTs at acceptable rates, which could also reduce our revenues.
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
In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for us and our customers to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. We cannot guarantee that any of our tests are or will be covered by the CPT codes that we believe may be applied to them or that any of our tests or other products will be approved for coverage or reimbursement by Medicare, Medicaid or any third-party payor. Our tests and the CPT codes we use may not qualify for Medicaid reimbursement in any or all of the 50 states.
In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. The 2013 physician fee schedule explains CMS' plans for new CPT codes applicable to molecular diagnostic tests. In 2011, the AMA adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis, meaning that reimbursement amounts for all relevant codes were added together. CMS delayed implementing the new codes in 2012, but did implement them beginning January 1, 2013, although without a fee schedule for the particular codes relevant to Sequenom CMM's tests. These coding changes and lack of a CMS fee schedule could negatively affect our product pricing and the amount of and timing of carrier reimbursement.
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
Billing for clinical laboratory testing services is complex. Sequenom CMM generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. It has very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom CMM may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition. In the first quarter of 2013, Sequenom CMM entered into an agreement to transition its billing procedures from external to internal by hiring a new software vendor to assist Sequenom CMM in performing billing internally and provided notice of termination of its relationship with an external billing vendor. Sequenom CMM began internal billing operations on May 1, 2013, and the external billing vendor is continuing efforts to collect for tests completed prior to that date. Sequenom CMM has very limited experience performing billing internally and working with this software vendor, and this may further increase risk in Sequenom CMM's collection efforts. Among the factors complicating our billing of third-party payors are:

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
The U.S. health care reform law could adversely affect our business, profitability and stock price and prevent the commercial success of the MaterniT21 PLUS test.
In March 2010, President Obama signed into law the PPACA which may have far-reaching consequences for most health care companies, including diagnostic companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. On June 28, 2012, the United States Supreme Court upheld the constitutionality of PPACA, excepting certain provisions that would have required states to expand their Medicaid programs or risk losing all of the state's Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety.
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
Our only manufacturing facility for research use only genetic analysis products is located in San Diego, California, where Sequenom CMM also has a laboratory. Sequenom CMM has laboratory facilities in San Diego, California, Grand Rapids, Michigan, and Raleigh-Durham, North Carolina. Damage to our facilities due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.
*Our wholly-owned subsidiary, Sequenom CMM, has limited experience operating a CLIA-certified laboratory and has limited capacity and infrastructure. Its ability to successfully develop and commercialize LDTs and to generate revenues will depend on its ability to successfully operate its CLIA-certified laboratory, establish and maintain necessary capacity, and maintain required regulatory licensures.
Sequenom CMM, our wholly-owned CLIA-certified laboratory, has developed, validated and commercialized four LDTs. Sequenom CMM launched its first LDT in 2009 and has limited experience operating a CLIA-certified laboratory. For future LDTs, if Sequenom CMM is unable to successfully develop and validate any new LDTs that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom CMM's infrastructure, it is possible that it may not have adequate infrastructure and capacity in place to meet demand for its currently launched testing services or for the demand of future LDTs that it develops. Sequenom CMM's ability to successfully develop and validate LDTs will depend on its ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that Sequenom CMM will have sufficient resources to continue its operations and maintain its licenses. Sequenom CMM currently performs its MaterniT21 PLUS test solely from its San Diego and North Carolina facilities. Sequenom CMM faces risk in relying upon two facilities to meet demand for, perform, and generate revenues from the MaterniT21 PLUS test. Reliance upon two facilities presents risk to Sequenom CMM's operations in the event that one or both facilities' capacity is exceeded, or one or both facilities experiences production problems or delays.
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
Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required to attain significant commercial success for the MaterniT21 PLUS test, to expand its geographic presence, and to successfully commercialize any other diagnostic tests it may develop. In order to increase sales of the MaterniT21 PLUS test, Sequenom CMM may need to continue to:

•	expand its sales force by recruiting additional sales representatives in selected markets;

•	enter into collaborative relationships with third parties to expand sales and marketing reach and frequency;

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
*We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our Genetic Analysis revenues.
Sales of our consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 15% of our total revenues during the three months ended June 30, 2013. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

*Our increased leverage as a result of our issuance of the 5% Convertible Senior Notes due October 2017 may harm our financial condition and results of operations.
Our total consolidated long-term debt and obligations as of June 30, 2013, which includes the 5% Convertible Senior Notes due October 2017, or Convertible Senior Notes, was $151.0 million and represented approximately 104% of our total capitalization as of that date.
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
Each of these factors may have a material and adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Convertible Senior Notes and our other indebtedness.
We may not be able to generate enough cash flow from our operations to service our indebtedness.
We have a significant amount of indebtedness. In September 2012, we completed the sale of $130.0 million of our Convertible Senior Notes. Our ability to make payments on, and to refinance, our indebtedness, including the Convertible Senior Notes, and to fund planned commercialization efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. Historically, our business has generated losses and we may never become profitable. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it will increase our interest expense, our leverage and our operating and financial costs. In addition, the terms of the indenture governing the Convertible Senior Notes restricts our ability to incur additional debt, and the agreements governing our other existing or future indebtedness may restrict us from adopting any of these alternatives. We may not be able to execute any of these actions on commercially reasonable terms or at all.
The Convertible Senior Notes also include a provision whereby upon a “fundamental change”, which is defined in the indenture related to the Convertible Senior Notes, holders of the Convertible Senior Notes may require us to repurchase, for cash, all or a portion of their Convertible Senior Notes. We may not have sufficient funds to pay the interest or repurchase price when due. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a “fundamental change”. These agreements may also make our repurchase of Convertible Senior Notes an event of default under the agreements.
If we fail to make any required payments under our indebtedness, or otherwise breach the terms of our indebtedness, including the Convertible Senior Notes, all or a substantial portion of our indebtedness could be subject to acceleration. In such a situation, it is unlikely we would be able to repay the accelerated debt, which would have a material adverse impact on our business, results of operations and financial condition.
*If we fail to generate enough cash flow from our operations or otherwise obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to cease or reduce further commercialization efforts or delay or terminate some or all of our product development programs.
We expect to continue to incur losses for at least through the year ending December 31, 2013 and may have to raise additional cash to fund our planned operations.

Our cash, cash equivalents, and current marketable securities were $106.9 million as of June 30, 2013. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections for our commercialized tests and products sales and services will be sufficient to fund our operating expenses and capital requirements through at least the end of 2013. Sequenom CMM is continuing to expand its operations following commercialization of the MaterniT21 PLUS test and its research and development activities related to improvements to current tests and expansion of its LDT menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom CMM's current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required for it to attain significant commercial success for the MaterniT21 PLUS test. If we or Sequenom CMM are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we and Sequenom CMM may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future LDTs or diagnostic tests that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
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

•	our success in selling our MassARRAY system, ancillary reagents, software and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	the level of our selling, general, and administrative expenses;

•	our obligation to pay royalties to third parties in connection with the sale of our tests;

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
None of these factors are within our control. We have broadened the markets to which we sell our products and applications and continue to develop new applications and products for use in new markets. We are targeting customers in clinical research and clinical marker validation, the emerging field of molecular medicine, genetic service laboratories, and animal testing laboratories and diagnostic testing markets. We have limited or no experience operating in certain of these potential markets and, as a result, may be unable to develop products and applications that allow us to penetrate these markets or successfully generate any revenues from sales in these markets. We have limited ability to forecast demand for our products and applications in these markets.
The sales cycles for our MassARRAY systems are lengthy, and we may expend substantial funds and management effort with no assurance of successfully selling our products or services.

The sales cycles for our MassARRAY system products are typically lengthy. Our sales and licensing efforts require the effective demonstration of the benefits, value, and differentiation and validation of our products and services, and significant education and training of multiple personnel and departments within a customer organization. We may be required to negotiate agreements containing terms unique to each prospective customer or licensee which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will sell our products or services. In addition, this lengthy sales cycle makes it more difficult for us to accurately forecast revenues in future periods and may cause revenues and operating results to vary significantly in such periods.
We have a history of generating a large percentage of our Genetic Analysis revenues at the end of each quarterly accounting period and quarterly revenues from our molecular diagnostics segment through Sequenom CMM may be difficult to predict.
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
*We may not successfully obtain, or maintain, regulatory approval of any noninvasive prenatal or other product which we or our licensing or collaborative partners develop.
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
The FDA currently regulates in vitro diagnostic, or IVD, devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion not to regulate LDTs and exempted from regulation LDTs created and used within a single laboratory. The FDA has emphasized that its policy was to regulate LDTs in a way that would not inhibit the development of such tests or diminish the contribution they make to public health. However, at a July 19, 2010 FDA public meeting on oversight of LDTs, the FDA stated that it was reconsidering its policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume of testing services utilizing LDTs and as a result of the increased complexity of these tests. The July 2010 positions have been reiterated in subsequent statements by the FDA. To date, the FDA has not released draft guidance or regulations regarding LDTs. Our revenues from testing services utilizing LDTs comprised approximately 52% of our total revenues for the year ended December 31, 2012 and approximately 73% of total revenues for the six months ended June 30, 2013. LDT-related revenues are expected to increase as a percentage of total revenues in future years.
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
We cannot predict the extent of the FDA's future regulation and policies with respect to LDTs in general or our diagnostic tests in particular. If Sequenom CMM is unable to successfully launch any additional LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any of its products or services, its ability to generate revenues from providing such products may be delayed and it may never be able to generate significant revenues from providing diagnostic products.

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
If a licensee discovers or develops diagnostic or other products or we or Sequenom CMM or a collaborator, discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator, referred to as partner, for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenues and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we or our partners fail to develop successful products, we will not earn the revenues contemplated and we could lose license rights to intellectual property that are required to commercialize such products. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.
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
We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully generate any milestone, royalty, or other revenues from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenues or only generate limited revenues from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business, including our ability to generate revenues from the MaterniT21 PLUS test.
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
Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act's “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of, among other things, inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or under the federal crimes created by HIPAA, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.
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
Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing, including the MaterniT21 PLUS test, or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted and may lead to negative public relations. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.
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
If we cannot obtain licenses to patented genetic markers and genes relevant to our diagnostic areas of interest, we could be prevented from obtaining significant revenues or becoming profitable.
The U.S. Patent and Trademark Office has issued patents claiming single SNP and gene discoveries and their related associations and functions. The law is evolving and the validity of those types of patents has been and continues to be unclear. If certain SNPs and genes are patented, the validity of such patents types of patent is unclear and it is uncertain whether we may need to obtain rights to those SNPs and genes to develop, use, and sell related assays and other types of products or services utilizing such SNPs and genes. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes claimed under valid patents, we might never achieve significant revenues from our diagnostic product development.
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
We expect that a significant portion of our genetic analysis segment sales will continue to be made outside the United States. Approximately 70% of our genetic analysis segment sales were made outside of the United States during the three months ended June 30, 2013. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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
The privacy and security regulations under HIPAA establish comprehensive federal standards with respect to the uses and disclosures of protected heath information, or PHI, by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, without limitation:

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
As discussed in Note 2 to our consolidated financial statements included in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 2, 2013, or the 2012 Annual Report on Form 10-K, we have restated our consolidated financial statements as of and for the years ended December 31, 2011 and for the years ended December 31, 2011 and 2010, including the quarterly financial data in 2010 and 2011 and through September 30, 2012, following the identification of certain prior period accounting errors, that were determined to be, in the aggregate, material. As a result of the restatement, we are subject to additional risks and may incur substantial unanticipated costs for accounting and legal fees.
*We have in the past identified material weaknesses in our internal control over financial reporting which could, if not effectively remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of our 2012 Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We have implemented a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Restated bylaws of Registrant, as amended.

3.3(3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(4)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(5)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

10.1(6)	1999 Employee Stock Purchase Plan, as amended.

10.2(6)	2006 Equity Incentive Plan, as amended.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

(6)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-189520) filed June 21, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 24, 2013

SEQUENOM, INC.

By:	/S/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Vice President and Chief Accounting Officer