Form 10-Q
period 2013-09-30
SEQUENOM INC
filed 2013-11-07
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, there were 115,717,000 shares of the registrant's Common Stock outstanding.

 SEQUENOM, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,752	$123,802
Marketable securities	45,961	52,140
Accounts receivable, net	8,620	7,887
Inventories	20,234	10,570
Other current assets and prepaid expenses	4,194	3,075
Total current assets	117,761	197,474
Property, equipment and leasehold improvements, net	29,907	33,494
Goodwill	10,007	10,007
Other assets	7,149	7,980
Total assets	$164,824	$248,955

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$15,403	$16,469
Accrued expenses	24,832	24,507
Long-term debt and obligations, current portion	7,631	7,601
Other current liabilities	4,341	2,713
Total current liabilities	52,207	51,290
Long-term debt and obligations, less current portion	11,516	17,041
5.00% Convertible Senior Notes due 2017	130,000	130,000
Other long-term liabilities	2,130	2,617
Commitments and contingencies

Stockholders' equity (deficit):
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001; 185,000 shares authorized, 115,717 and 114,787 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	116	115
Additional paid-in capital	963,705	954,372
Accumulated other comprehensive income	584	423
Accumulated deficit	(995,434)	(906,903)
Total stockholders' equity (deficit)	(31,029)	48,007
Total liabilities and stockholders' equity (deficit)	$164,824	$248,955
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Statements of Operations
Revenues:
Diagnostic services	$33,268	$12,501	$86,877	$25,391
Bioscience product sales and services	10,683	10,352	30,423	30,634
Total revenues	43,951	22,853	117,300	56,025
Cost of revenues:
Cost of diagnostic services	23,242	13,836	64,955	30,114
Cost of bioscience product sales and services	3,800	3,711	10,958	10,832
Total cost of revenues	27,042	17,547	75,913	40,946
Gross margin	16,909	5,306	41,387	15,079
Operating expenses:
Selling and marketing	12,400	12,652	39,509	33,639
Research and development	10,415	12,189	37,268	37,103
General and administrative	14,131	10,126	40,349	27,425
Restructuring costs	6,018	—	6,018	—
Total operating expenses	42,964	34,967	123,144	98,167
Loss from operations	(26,055)	(29,661)	(81,757)	(83,088)
Interest expense, net	(2,106)	(600)	(6,396)	(1,146)
Other income (expense), net	111	44	(134)	(1)
Loss before income taxes	(28,050)	(30,217)	(88,287)	(84,235)
Income tax expense	(98)	(20)	(244)	(42)
Net loss	$(28,148)	$(30,237)	$(88,531)	$(84,277)
Net loss per common share, basic and diluted	$(0.24)	$(0.26)	$(0.77)	$(0.74)
Weighted average number of shares outstanding, basic and diluted	115,592	114,712	115,255	113,263

Statements of Comprehensive Loss
Net loss	$(28,148)	$(30,237)	$(88,531)	$(84,277)
Other comprehensive income (loss):
Unrealized net gain on available-for-sale securities, net of taxes	41	8	73	19
Foreign currency translation adjustment	205	147	88	(22)
Total other comprehensive income (loss)	246	155	161	(3)
Comprehensive loss	$(27,902)	$(30,082)	$(88,370)	$(84,280)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net loss	$(88,531)	$(84,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,962	9,224
Depreciation and amortization	11,388	7,826
Noncash restructuring costs	2,383	—
Other non-cash items	833	(1,486)
Changes in operating assets and liabilities:
Accounts receivable	(832)	(1,134)
Inventories	(9,882)	(3,243)
Prepaid expenses and other assets	(1,475)	391
Accounts payable and accrued expenses	1,309	5,063
Other liabilities	1,812	2,106
Net cash used in operating activities	(75,033)	(65,530)
Investing activities
Purchases of property, equipment and leasehold improvements	(11,720)	(12,370)
Purchases of marketable securities	(52,823)	(12,751)
Maturities of marketable securities	59,076	54,574
Net cash paid for other assets	(483)	(1,396)
Net cash provided by (used in) investing activities	(5,950)	28,057
Financing activities
Payments on term loan and capital lease obligations	(5,527)	(639)
Borrowings on term loan	—	5,000
Proceeds from issuance of convertible debt, net of issuance costs	—	124,814
Proceeds from stock offering, net of issuance costs	—	58,161
Net proceeds from exercise of stock options and ESPP purchases	1,372	1,118
Net cash provided by (used in) financing activities	(4,155)	188,454
Effect of exchange rate changes on cash and cash equivalents	88	(18)
Net increase (decrease) in cash and cash equivalents	(85,050)	150,963
Cash and cash equivalents at beginning of period	123,802	28,926
Cash and cash equivalents at end of period	$38,752	$179,889

Supplemental non-cash investing and financing activity:
Building and improvements acquired through financing obligation	$—	$1,872
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
We are a life sciences company providing innovative genomic and genetic analysis solutions for the clinical research and molecular diagnostic markets through our two operating segments, our wholly owned subsidiary Sequenom Center for Molecular Medicine, LLC, or Sequenom CMM, now doing business as Sequenom Laboratories, formerly our Molecular Diagnostics segment, and Sequenom Bioscience, formerly our Genetic Analysis segment. We provide laboratory testing services with a focus principally on prenatal diseases and conditions through Sequenom Laboratories, and technologies and tools for translational research, oncology, agricultural genomics and clinical diagnostics through Sequenom Bioscience.
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
In the opinion of management these quarterly financial statements reflect all adjustments, which are of a normal recurring nature, except for the restructuring costs described in footnote 8 to these condensed consolidated financial statements, necessary for a fair statement of the results presented. Interim results are not necessarily indicative of results for a full year or any other period(s). These financial statements should be read in conjunction with the audited financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, or SEC, on April 2, 2013.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.
Revenue Recognition
Our revenues are generated primarily from the sale of products and providing services. Diagnostic services revenues from Sequenom Laboratories result from providing laboratory-developed tests, or LDTs, primarily for the detection of specific fetal abnormalities or other genetic conditions. Sequenom Bioscience product sales and services revenues primarily consist of sales of MassARRAY systems and consumables used in genetic analysis, including extended warranty services associated with the MassARRAY systems, as well as other amounts earned under contract research agreements.
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenues are deferred for fees received before earned.
Diagnostic services revenues earned by Sequenom Laboratories have been primarily recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors for a significant portion of our services and limited collections experience. Sequenom Laboratories generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and Sequenom Laboratories bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover Sequenom Laboratories' test as ordered by the physician under their reimbursement policies. Consequently, Sequenom Laboratories pursues reimbursement on a case-by-case basis. We will recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for each of Sequenom Laboratories' LDTs. We record revenues and accounts receivable for billing directly to physician offices and international customers when the price is fixed and determinable and where we believe collectability is reasonably assured.
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
Cost of Revenues
Cost of revenues includes the cost of materials, direct labor including laboratory, manufacturing and service personnel, equipment and infrastructure expenses associated with processing blood and other samples, quality control analyses, and shipping charges to transport samples and products, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing Sequenom Laboratories' testing services are recorded as tests are processed. Costs recorded for sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenues were recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Sequenom Laboratories' tests are recorded as license fees in cost of revenues at the time product revenues are recognized or in accordance with other contractual obligations.
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
Upfront fees received for license and collaborative agreements are recognized under the milestone method whereby they are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive.  A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and our efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from our performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  We assess whether a milestone is substantive at the inception of each agreement. In the periods presented, there were no material revenues related to upfront fees under collaboration, development and licensing agreements.
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
We grant credit generally on an unsecured basis to our customers throughout North America, Europe, and Asia, except to customers in China which are granted credit on a secured basis until a collection history is established. To reduce credit risk, certain sales are secured by letters of credit from commercial banks.
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
We value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classify our cash equivalents and marketable securities within Level 1 or Level 2. As of September 30, 2013, the fair value of our remaining lease liability on our vacated facility was measured using estimated net cash flows, discounted using a credit-adjusted risk-free rate, which are considered Level 3 inputs. As of December 31, 2012, we had no assets or liabilities measured at fair value within the Level 3 hierarchy.
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
Accounts Receivable
We bill third-party payors for Sequenom Laboratories' LDTs upon delivery of test results to ordering physicians and we take assignment of benefits and the risk of collection with these payors. We do not record accounts receivable for billings to third-party payors or self-pay patients as these revenues are currently recognized on a cash basis. We record revenue on an accrual basis for client bill arrangements, which are primarily international, upon delivery of test results to ordering physicians where we have contractual agreements for which collectability is reasonably assured.

We invoice our Sequenom Bioscience product sales and services as orders are shipped and/or services provided and any other contractual obligations are met. Our contracts typically require payment within 30 to 60 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivable and historical bad debts, customer credit, current economic trends, and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered.
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
Intangible Assets
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
Goodwill
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
We annually evaluate our goodwill at the reporting unit level during the fourth quarter each fiscal year, or more frequently if we believe indicators of impairment are present. If goodwill is considered to be impaired, the impairment recognized is the amount by which the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill.
Valuation of Long-Lived and Intangible Assets
We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of our long-lived assets and finite-lived intangible assets. We also review long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We annually evaluate our indefinite-lived intangible assets during the fourth quarter each fiscal year, or more frequently if we believe indicators of impairment are present. If an asset is considered to be impaired, the impairment recognized is the amount by which the carrying value of the asset exceeds its fair value.
Financing Lease
Because the terms of our facility lease agreement for our North Carolina laboratory site required our extensive involvement in the construction of the building, we are deemed to be the owner of the building for accounting purposes only. Accordingly, we recorded assets representing the fair value of the building based on the assessed value and the total costs of the improvements, including the costs paid by the lessor (the legal owner of the building), with an associated long-term obligation. Upon completion of construction of the building, we did not meet the sale-leaseback criteria for de-recognition of the building assets and obligation. Therefore the lease is accounted for as a long-term financing obligation. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed assets will be recognized as a non-cash gain on sale of the property. We report rent expense only on the land portion of the property but not for the building which is owned by us for accounting purposes. Rather, building rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
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
Restructuring Costs
Restructuring costs are comprised of estimated remaining facility lease and tenant improvement construction liabilities, asset impairments resulting from the exit of the related facility, reduced estimate of future cash flows related to our age-related macular degeneration, or AMD, LDTs, and employee termination costs based on executed agreements. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which the plan is approved and the expense becomes estimable. To estimate restructuring costs, management utilizes assumptions regarding the number and related costs that would be incurred relative to involuntarily terminated employees and future costs to complete and operate excess facilities until eventually completely vacated, including construction costs, rent, utilities, insurance, property taxes, and broker's commissions, offset by estimated sublease rental income. Estimated restructuring expenses may change as management executes the approved plan.
Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of September 30, 2013 and December 31, 2012, we maintained a valuation allowance against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.
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
We recognize the impact of a tax position in our financial statements only if we believe that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.
Foreign Currency Translation and Transactions
The financial statements of our subsidiaries in Germany, United Kingdom (dissolved as of December 31, 2012), and Japan are measured using the Euro, British Pound, and Japanese Yen, respectively, as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the respective balance sheet dates. Income and expense items are translated at the average monthly rate of exchange during the reporting period. Net unrealized gains or losses resulting from the translation of foreign financial statements are reported as a component of accumulated other comprehensive income (loss).
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Shares underlying Convertible Senior Notes	28,088	3,969	28,088	1,323
Options to purchase common stock	13,988	11,544	13,929	10,762
Restricted stock units not yet vested and released	1,534	797	1,586	829
Restricted stock awards issued, but unvested	13	7	20	10
Options to purchase shares under the Employee Stock Purchase Plan	136	97	143	89
Warrants to purchase common stock	250	250	250	250
	44,009	16,664	44,016	13,263
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
In July 2013, the FASB issued an accounting standards update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option of early adoption. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

2. Other Financial Information
Marketable Securities
Our marketable securities are comprised of the following (in thousands):

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$35,002	$3	$—	$35,005
Certificates of deposit	10,496	—	(6)	10,490
Mutual funds	230	236	—	466
Total marketable securities	$45,728	$239	$(6)	$45,961

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,019	$8	$(12)	$40,015
Certificates of deposit	11,746	1	(9)	11,738
Mutual funds	224	163	—	387
Total marketable securities	$51,989	$172	$(21)	$52,140
As of September 30, 2013 and December 31, 2012, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value.
There were no sales of marketable securities during all periods presented and, therefore, there were no gross realized gains or losses on sales of marketable securities during all periods presented. As of September 30, 2013, all of our marketable securities were due within one year.
Inventories
Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$17,802	$8,317
Work in process	949	655
Finished goods	1,483	1,598
Total	$20,234	$10,570
Inventories are shown net of obsolete and excess reserves of $0.8 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements and related accumulated depreciation and amortization are as follows (in thousands):

	September 30, 2013	December 31, 2012
Building and improvements	$8,687	$8,660
Laboratory equipment	48,362	42,846
Leasehold improvements	8,122	7,950
Office furniture and equipment	21,109	19,537
	86,280	78,993
Less accumulated depreciation and amortization	(56,373)	(45,499)
Total	$29,907	$33,494
Depreciation expense for the nine months ended September 30, 2013 and 2012 was $11.0 million and $7.4 million, respectively. Assets recorded under capital leases of $0.4 million and $0.4 million are included in the office furniture and equipment balance at September 30, 2013 and December 31, 2012, respectively. Depreciation of assets under capital leases is included in depreciation expense.
Accrued Expenses
Accrued expenses consist of the following significant items (in thousands):

	September 30, 2013	December 31, 2012
Accrued royalties, licenses, and collaboration payments	$10,822	$5,338
Accrued compensation and related taxes	6,485	11,409
Accrued professional fees and consulting	3,147	2,511
Other	4,378	5,249
Total	$24,832	$24,507

Stockholders' Equity (Deficit)
Changes in shares of common stock outstanding and total stockholders' equity (deficit) are as follows (in thousands):

	Shares of Common Stock Outstanding	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2012	114,787	$48,007
Net loss	—	(88,531)
Stock-based compensation	—	7,962
Shares issued or vested under employee stock plans	930	1,372
Unrealized gain on available-for-sale securities	—	73
Foreign currency translation adjustment	—	88
Balance as of September 30, 2013	115,717	$(31,029)
Accumulated Other Comprehensive Income
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, and includes net loss, unrealized gains and losses on our available-for-sale marketable securities, and foreign currency translation gains and losses.
Changes in accumulated other comprehensive income by component are as follows (in thousands):

	Unrealized Net Gains on Available-for-Sale Securities, net of Deferred Taxes	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$97	$326	$423
Other comprehensive income	73	88	161
Balance as of September 30, 2013	$170	$414	$584

3. Business Segments
We operate our business on the basis of two reportable segments: Sequenom Center for Molecular Medicine, doing business as Sequenom Laboratories, and Sequenom Bioscience.
Sequenom Laboratories provides laboratory testing services with a focus principally on prenatal diseases and conditions. Services revenues from our Sequenom Laboratories segment are primarily derived from providing testing services using Sequenom Laboratories' LDTs. Revenues from our Sequenom Laboratories segment are generated primarily from customers located within the United States.
Our Sequenom Bioscience segment provides technologies and tools for translational research, oncology, agricultural genomics and clinical diagnostics. Sequenom Bioscience's proprietary MassARRAY System is a high-performance MALDI-TOF mass spectrometry-based DNA analysis platform that delivers reliable and specific data from biological samples and from genetic target material that is only available in trace amounts. Product sales, services and contract research revenues from our Sequenom Bioscience segment are primarily derived from sales of our MassARRAY systems, which are comprised of hardware, software applications, consumable chips and reagents, as well as the provision of contract research services, to clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies, academic institutions and government agencies. Revenues from our Sequenom Bioscience segment are generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business. We have retained Jefferies LLC as our financial advisor to assist in this evaluation.
Segment performance assessment is based on revenue and operating income (loss) exclusive of certain unallocated costs, including corporate general and administrative expenses, litigation expense, other indirect costs, impairment and facility exit costs and certain other costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities.
Intersegment revenues and transfers were immaterial during the periods presented.
Revenues and operating income (loss) by segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Sequenom Laboratories	$33,268	$12,501	$86,877	$25,391
Sequenom Bioscience	10,683	10,352	30,423	30,634
Total revenues	$43,951	$22,853	$117,300	$56,025

Operating income (loss):
Sequenom Laboratories	$(9,552)	$(19,694)	$(40,562)	$(54,379)
Sequenom Bioscience	1,445	843	2,527	1,595
Unallocated	(17,948)	(10,810)	(43,722)	(30,304)
Total loss from operations	$(26,055)	$(29,661)	$(81,757)	$(83,088)

4. Long-Term Obligations
Long-term obligations consist of the following (in thousands, except percentages):

	September 30, 2013	December 31, 2012
5% Convertible Senior Notes due October 2017, interest payable semi-annually in April and October, beginning April 1, 2013	$130,000	$130,000
Bank loans due May 2015, principal and interest payable monthly, weighted-average effective interest rate of 5.5%; net of unamortized discounts of $153 and $326 at September 30, 2013 and December 31, 2012, respectively	12,669	17,949
Obligation for building and improvements, effective interest of 4.9% at September 30, 2013 and December 31, 2012, expiring October 2026	6,176	6,318
Capital lease liabilities expiring January 2016, net of unamortized discounts of $71 and $117 at September 30, 2013 and December 31, 2012, respectively	302	375
Total long-term obligations	149,147	154,642
Less current portion	(7,631)	(7,601)
Non-current portion	$141,516	$147,041

Unamortized deferred debt issuance costs related to our Convertible Senior Notes at September 30, 2013 and December 31, 2012 totaled $4.3 million and $5.0 million, respectively.

At September 30, 2013, we were in compliance with all covenants under our bank loans. These include a minimum liquidity covenant requiring us to maintain with the bank unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to the bank plus our operating liquidity.

5. Commitments and Contingencies
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the United States District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under United States patent laws. In March 2012 we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013 the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013 the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid under Title 35 U.S.C. §101. The Company disagrees with the Order and, following entry of judgment pursuant to the Order, intends to appeal the decision to the United States Court of Appeals for the Federal Circuit. However, the Company cannot predict the outcome of this matter.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the United States District Court for the Northern District of California, case no. 3:12-cv-00132-SI. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the United States. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. On October 16, 2013 the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. However, we cannot predict the outcome of this matter.
In February 2012, we and Sequenom Center for Molecular Medicine, LLC were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom Laboratories, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018 (“‘018 Patent”)entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 (“’017 Patent”) entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom Laboratories, by performing its noninvasive prenatal MaterniT21

PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415 (“’415 Patent”) entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. On March 12, 2013 the United States Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On October 16, 2013, the District Court issued its order on the interpretation of the ‘540 Patent, ‘018 Patent, ‘017 Patent, and ‘415 Patent claims. Many of the ‘540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above. We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. However, we cannot predict the outcome of this matter. Verinata was acquired by Illumina, Inc. in the first quarter of 2013.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California and on December 19, 2012, the Petition for Review was denied. On January 7, 2013, we and the individual defendants filed an answer to the complaint. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On January 7, 2013, we filed a cross-complaint against Mr. Hawran for breach of fiduciary duty and a demand for unspecified damages. Mr. Hawran subsequently made a demand to us for indemnity under contract and by law for legal fees and expenses in connection with his defense of the cross-complaint. On April 12, 2013, our Board of Directors denied on a preliminary basis Mr. Hawran's demand for indemnity. On May 14, 2013, Mr. Hawran filed a complaint in the Delaware Court of Chancery seeking a determination of his right to indemnity and advancement as to expenses for defense of the cross-complaint. On May 17, 2013, we filed a request for dismissal without prejudice of the cross-complaint and dismissal of the cross-complaint was entered by the court on June 4, 2013. The Superior Court set a trial commencement date of April 11, 2014. We cannot predict the outcome of this matter.
On September 18, 2013, Harry Stylli, Ph.D., our former chief executive officer, made an arbitration demand upon us pursuant to his employment agreement, alleging that, in September 2009, we terminated his employment without cause and breached his employment agreement by failing and refusing to pay Dr. Stylli the severance benefits provided for under his employment agreement. Dr. Stylli seeks damages in excess of $1.6 million, including but not limited to severance benefits, interest, and costs of arbitration. We intend to vigorously defend against Dr. Stylli’s demand. However, we cannot predict the outcome of this matter.
Shareholder Derivative Litigation
On September 30, 2013, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California (captioned Borenstein, derivatively on behalf of nominal defendant Sequenom, Inc. v. Hixson, et al., case no. 13CV2339JAH NLS) against each of the nine members of our board of directors (two of our board members also being officers and employees). The complaint alleges breach of fiduciary duties and abuse by the defendants of their ability to influence and control us, resulting in significant damages to us. In general, the complaint alleges that an unlawful billing policy was implemented for our MaterniT21 PLUS LDT and later changed, the change was not publicly disclosed by us, and the change was a major cause of lower test volumes and revenues for the second quarter of 2013. The complaint requests declaratory relief, unspecified damages and restitution, and reasonable attorneys’ fees. We intend to vigorously defend against the allegations and relief sought in the complaint. However, we cannot predict the outcome of this matter.
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
Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Because of the uncertainties related to our pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. An adverse ruling or outcome in any lawsuit involving us could materially affect our business, liquidity, consolidated financial position or results of operations ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling of such matters.
6. Stock Compensation Plans
Equity Incentive Plans
A summary of the combined activity under all of our stock option plans during the nine months ended September 30, 2013 is as follows:

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2012	12,488	$6.17
Granted	2,381	$4.03
Exercised	(50)	$4.06
Forfeitures and cancellations	(1,079)	$5.77
Outstanding at September 30, 2013	13,740	$5.84	7.0	$322
Options exercisable at September 30, 2013	8,050	$6.72	5.9	$322
Options vested or expected to vest at September 30, 2013	13,004	$5.93	6.9	$322
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $33,000, and $11,000, respectively. Cash received from stock option exercises for the nine months ended September 30, 2013 and 2012 was $204,000 and $50,000, respectively. As of September 30, 2013, we had reserved 7.2 million shares of common stock for issuance under our stock option plans.
The following table summarizes activity related to our restricted stock awards and restricted stock units during the nine months ended September 30, 2013 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	905	$4.34
Grants and awards	1,107	$4.01
Vested and released	(338)	$4.27
Forfeitures and cancellations	(157)	$3.99
Outstanding at September 30, 2013	1,517	$4.11
The total fair value of restricted stock awards and restricted stock units that vested during the nine months ended September 30, 2013 and 2012 was $1.4 million and $0.6 million, respectively.
Employee Stock Purchase Plan (ESPP)
During the nine months ended September 30, 2013 and 2012, a total of 0.6 million and 0.4 million shares were purchased by the ESPP and distributed to employees at an average price of $2.49 and $2.91 per share with aggregate intrinsic values of $0.7 million and $0.2 million, respectively.
As of September 30, 2013, we had reserved 2.0 million shares of common stock for issuance under the ESPP.

Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP:

	Nine Months Ended
	September 30,
	2013	2012
Stock option grants
Risk-free interest rate	1.2%	1.7%
Volatility	94.0%	94.5%
Dividend yield	—%	—%
Expected life (years)	6.9	7.6
Weighted-average grant date fair value	$3.19	$3.70

	Nine Months Ended
	September 30,
	2013	2012
ESPP stock purchase rights
Risk-free interest rate	0.08%	0.14%
Volatility	60.4%	68.9%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$1.09	$1.15
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
We recognize stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on historical experience and during the nine months ended September 30, 2013 and 2012 were estimated to be 13.4% and 11.2%, respectively. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
Total non-cash stock-based compensation expense for all stock awards and purchase rights was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenues	$239	$286	$767	$853
Selling and marketing expense	651	1,017	2,215	3,001
Research and development expense	534	847	1,908	2,394
General and administrative expense	867	961	3,072	2,976
	$2,291	$3,111	$7,962	$9,224

As of September 30, 2013, there was $15.4 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. As of September 30, 2013, there was $29,000 of unamortized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.3 years. As of September 30, 2013, there was $2.8 million of unamortized compensation cost related to unvested restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. As of September 30, 2013, total unrecognized non-cash, compensation expense for purchase rights granted and outstanding was $0.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.3 years.
7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of September 30, 2013
Cash equivalents:
Money market funds	$8,144	$8,144	$—
U.S. treasury securities	5,204	5,204	—
Total cash equivalents	13,348	13,348	—
Marketable securities:
U.S. treasury securities	35,005	35,005	—
Certificates of deposit	10,490	—	10,490
Mutual funds	466	466	—
Total marketable securities	45,961	35,471	10,490
Total	$59,309	$48,819	$10,490

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2012
Cash equivalents:
Money market funds	$105,141	$105,141	$—
Certificates of deposit	1,391	—	1,391
Total cash equivalents	106,532	105,141	1,391
Marketable securities:
U.S. treasury securities	40,015	40,015	—
Certificates of deposit	11,738	—	11,738
Mutual funds	387	387	—
Total marketable securities	52,140	40,402	11,738
Total	$158,672	$145,543	$13,129
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the nine months ended September 30, 2013.
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
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2013, the respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance and the effect of the measurements on the statement of operations (in thousands):

	Fair Value Measurements at
	September 30, 2013
	using:
		Quoted Prices in
		Active Markets	Significant	Losses for the
		for Identical	Unobservable	Nine Months Ended
Description	Fair Value	Liabilities (Level 1)	Inputs (Level 3)	September 30, 2013
Facility Exit Liabilities	$2,427	$504	$1,923	$2,414
Leasehold improvements	—	—	—	1,733
Other assets	—	—	—	650
Facility Exit Liabilities. In connection with our restructuring in August 2013, (see footnote 8), and the exit of our operating lease on a facility in San Diego, which expires in July 2015, we determined the fair values of our remaining lease liability and remaining tenant improvement liabilities as of the cease-use date. The fair value of the remaining tenant improvement liabilities was determined using the aggregate of the remaining committed purchase orders for construction of the improvements (Level 1 inputs). The fair value of the remaining lease liability was determined as the present value of the remaining payments due under the lease and ancillary costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, discounted using a credit-adjusted risk-free interest rate (Level 3 inputs). We based our estimated future payments, net of estimated future sublease payments, on current rental rates available in the local real estate market, and our evaluation of the ability to sublease the facility. The fair values were recorded as liabilities at the cease-use date with a corresponding expense recognized in restructuring costs in the condensed consolidated statement of operations.
Leasehold Improvements. In connection with our restructuring in August 2013 we determined that the carrying values of the leasehold improvement assets associated with our vacated leased facility were no longer recoverable, and, as a result, we recognized an asset impairment charge during the three and nine months ended September 30, 2013, which is reported in restructuring costs in the condensed consolidated statement of operations.
Other Assets. In connection with our restructuring in August 2013 and the reduction in our estimate of future cash flows to be generated by our AMD LDTs, we determined that the carrying values of our AMD LDT licensed technology and prepaid minimum royalty balance (see footnote 8) were no longer recoverable, and, as a result, we recognized asset impairment charges during the three and nine months ended September 30, 2013, which is reported in restructuring costs in the condensed consolidated statement of operations.
Fair Value of Other Financial Instruments
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on borrowing rates currently available to us for bank loans with similar terms, management believes that the fair values of our bank loans approximates their respective carrying values. The carrying amounts and fair values of our Convertible Senior Notes are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$130,000	$124,963	$130,000	$156,000
At September 30, 2013 and December 31, 2012, the fair values of our Convertible Senior Notes were based on quoted prices of similar instruments (Level 1).

8. Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we communicated to employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our AMD LDTs which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expires in July 2015, which we are seeking to sublease.
In connection with the restructuring, we recorded $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to our AMD LDT licensed technology, and $1.2 million in employee termination costs during the three and nine months ended September 30, 2013.
The following table summarizes our restructuring activity during the three and nine months ended September 30, 2013 and related liabilities as of September 30, 2013 (in thousands):

	Lease Exit Costs
	Facility Exit Costs	Impairment of Tenant Improvements	Impairment of Other Assets	Employee Termination Costs	Total
Restructuring costs	$2,414	$1,733	$650	$1,221	$6,018
Cash payments	(112)	—	—	(629)	(741)
Noncash asset impairments	—	(1,733)	(650)	—	(2,383)
Accretion	9	—	—	—	9
Balance as of September 30, 2013	$2,311	$—	$—	$592	$2,903
Of the remaining liabilities at September 30, 2013, $2.4 million is payable within the next twelve months and $0.5 million is due after twelve months and through the remainder of the lease for the facility we vacated, which expires in July 2015.
Restructuring costs incurred by segment during the three and nine months ended September 30, 2013 are as follows (in thousands):

	Lease Exit Costs
	Facility Exit Costs	Impairment of Tenant Improvements	Impairment of Other Assets	Employee Termination Costs	Total
Sequenom Laboratories	$—	$—	$650	$601	$1,251
Sequenom Bioscience	—	—	—	303	303
Unallocated	2,414	1,733	—	317	4,464
	$2,414	$1,733	$650	$1,221	$6,018

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

Overview
We are a life sciences company providing innovative genomic and genetic analysis solutions for the clinical research and molecular diagnostic markets through our two operating segments:

•
Sequenom Center for Molecular Medicine, LLC (or Sequenom CMM), a wholly owned subsidiary of Sequenom, Inc., now doing business as Sequenom Laboratories, formerly our Molecular Diagnostics segment, provides laboratory testing services with a focus principally on prenatal diseases and conditions, including the MaterniT21 PLUS noninvasive prenatal laboratory-developed test, or LDT, intended for use in pregnant women at increased risk for fetal chromosomal abnormalities.

•
Sequenom Bioscience, formerly our Genetic Analysis segment, provides technologies and tools for translational research, oncology, agricultural genomics and clinical diagnostics. Sequenom Bioscience's proprietary MassARRAY System is a high-performance MALDI-TOF mass spectrometry-based DNA analysis platform that delivers reliable and specific data from biological samples and from genetic target material that is only available in trace amounts.

Sequenom Laboratories has validated and currently offers to physicians four LDTs: MaterniT21 PLUS test to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample; SensiGene RHD test to determine the presence or absence of fetal Rhesus D factor; Heredi-T CF test to help identify individuals who may have an increased risk of having certain cystic fibrosis genetic mutations; and RetnaGene AMD test to predict the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Our Sequenom Laboratories segment grew significantly in 2012 and 2013 due primarily to the rapid market adoption of the MaterniT21 PLUS test since its launch in October 2011.
We depend upon third-party payors to provide reimbursement for our tests. Accordingly, Sequenom Laboratories has and expects to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors. In December 2012, the American Congress of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine Specialists, or SMFM, issued a joint committee opinion on noninvasive prenatal testing for fetal aneuploidy, which supported the use of circulating cell-free fetal DNA as a basis for noninvasive prenatal testing in pregnant women at high risk of carrying a fetus with fetal aneuploidy. We believe these guidelines will drive further adoption of Sequenom Laboratories' MaterniT21 PLUS test and strengthen our efforts to obtain insurance reimbursement. We continue to invest in Sequenom Laboratories' diagnostic services infrastructure to support and expand its operations.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom Laboratories' existing LDTs and any future LDTs, and payment patterns of third-party payors and patients. In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for us to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, the Centers for Medicare and Medicaid Services, or CMS, in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. Additionally, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS implemented new codes beginning January 1, 2013 that did not include a specific code relevant to most of Sequenom Laboratories' LDTs. This coding change adopted by CMS and most third party payors has resulted in delayed payments and, in some cases, reduced payments from payors for services performed in 2013. Additionally, following the coding change, many state Medicaid programs have not included an appropriate test code in their fee schedule and, in some cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. Following the coding change, we are no longer receiving Medicare reimbursement for our RetnaGene test and have reduced our revenue expectations for that test for the foreseeable future, which resulted in a $0.6 million intangible asset impairment charge in the third quarter of 2013.
Currently, Sequenom Laboratories performs its testing services primarily as an out-of-network laboratory with most insurance companies. As an out-of-network laboratory, Sequenom Laboratories bills insurance companies for performance of the tests and bills patients for deductibles and copayment amounts. Due to Sequenom Laboratories' current out-of-network provider status associated with the lack of existing contracts with most payors and the current level of adoption rates, we expect amounts billed and collected will fluctuate until these factors are resolved. Sequenom Laboratories' diagnostic testing services revenues are primarily recognized on a cash basis, which we expect to continue until we can reliably estimate the amount that would be ultimately collected for each of its tests.
Sequenom Laboratories performs its LDTs at three locations, San Diego, California, and Raleigh-Durham, North Carolina for its MaterniT21 PLUS test, and Grand Rapids, Michigan, for its other LDTs. Sequenom Laboratories will continue efforts to ensure that office and laboratory space is adequate to accommodate the necessary capacity requirements to meet Sequenom Laboratories' current and future business needs. Sequenom Laboratories does not believe that the District Court’s order ruling that the ‘540 Patent is invalid will materially impact the competitive landscape as Sequenom Laboratories has been competing in the marketplace without the benefit of the patent being recognized by competitors.
We have a history of recurring losses from operations and we expect to incur additional operating losses in 2013 as we continue to work to further develop existing tests, conduct clinical studies and develop additional products and tests, incur legal fees to defend our patent position and seek to improve reimbursement for our tests. The timing of becoming profitable is dependent upon a number of factors, including the timing of reimbursement payments from third-party payors; Sequenom Laboratories' costs to expand its test capacity; the timing and costs related to research and development projects; selling and marketing efforts; and administrative expenses to support the growing company. Our capital requirements to sustain operations have been and will continue to be significant. As of September 30, 2013, we had available cash and cash equivalents and current marketable securities totaling $84.7 million and working capital of $65.6 million.
In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business. With our recent premarket 510(k) notification for the Impact Dx System, which is a clinical laboratory version of our MassARRAY system, we believe that the Bioscience business is well positioned to benefit from additional investment in assay panels which can be used to perform tests in a clinical laboratory setting. Considering the amount of investment required, we believe that the business is best suited to be part of a larger company which would have the resources to invest and capitalize on available synergies. This would allow us to focus our investments exclusively in opportunities available for Sequenom Laboratories. We have engaged Jefferies & Co. to review a full range of strategic alternatives for this business, including, but not limited to, possible sale or joint venture, to procure resources to invest and capitalize on available synergies.
Our strategic focus for the remainder of 2013 will be to continue to accelerate the growth of our diagnostic testing business, increasing our market penetration and cash collections and grow our revenues through obtaining contracts with payors to create a sustainable, profitable business model for the future. We will continue to expand our relationships with physicians who order our tests and invest in our research and development programs to develop additional or enhanced tests. We are also working to develop additional products for sale within the biosciences market.

Third Quarter of 2013

•	Total revenues during the three months ended September 30, 2013 increased $21.1 million, or 92%, to $44.0 million when compared to $22.9 million during the three months ended September 30, 2012.

◦
Diagnostic services revenues during the three months ended September 30, 2013 increased $20.8 million, or 166%, to $33.3 million when compared to $12.5 million during the three months ended September 30, 2012.

◦
Bioscience product sales and services revenues during the three months ended September 30, 2013 increased $0.3 million, or 3%, to $10.7 million when compared to $10.4 million during the three months ended September 30, 2012.

•
Total accessions for all Sequenom Laboratories tests in our diagnostic services segment during the three months ended September 30, 2013 increased 22,500, or 87%, to 48,300 when compared to 25,800 during the three months ended September 30, 2012, and increased 1,600, or 3%, when compared to 46,700 during the three months ended June 30, 2013.

•	Total revenues during the nine months ended September 30, 2013 increased $61.3 million, or 109%, to $117.3 million when compared to $56.0 million during the nine months ended September 30, 2012.

◦
Diagnostic services revenues during the nine months ended September 30, 2013 increased $61.5 million, or 242%, to $86.9 million when compared to $25.4 million during the nine months ended September 30, 2012.

◦	Bioscience product sales and services revenues during the nine months ended September 30, 2013 were essentially flat at $30.4 million when compared to the nine months ended September 30, 2012.

•
Total accessions for all Sequenom Laboratories tests in our Sequenom Laboratories segment during the nine months ended September 30, 2013 increased 80,600, or 137%, to 139,500 when compared to 58,900 during the nine months ended September 30, 2012.

•
As part of an overall cost reduction effort, in August 2013, we announced our reorganization plan which resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our AMD LDTs which resulted in an impairment of our licensed technology asset, and the exit of our lease on a facility in San Diego, which expires in July 2015. In connection with the reorganization, we recorded $6.0 million in facility exit costs, impairment expense and employee termination costs during the three and nine months ended September 30, 2013.

Results of Operations
Revenues
We derive our revenues primarily from diagnostic services and product sales and services related to our bioscience products. We operate our business in two segments, Sequenom Laboratories, which comprises our laboratory testing services business, and Sequenom Bioscience, which sells and services our MassARRAY system and related products and provides contract services to our customers.
Our revenues and accessions were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Diagnostic services	$33,268	$12,501	$20,767	166%	$86,877	$25,391	$61,486	242%
Bioscience product sales and services	10,683	10,352	331	3%	30,423	30,634	(211)	(1)%
Total revenues	$43,951	$22,853	$21,098	92%	$117,300	$56,025	$61,275	109%

% of Total revenues:
Diagnostic services	76%	55%			74%	45%
Bioscience product sales and services	24%	45%			26%	55%
Total	100%	100%			100%	100%
			Change				Change
			#	%			#	%
Total accessions (for all Sequenom Laboratories tests)	48,300	25,800	22,500	87%	139,500	58,900	80,600	137%
Diagnostic Services
Diagnostic services revenues are derived primarily from payments for providing testing services for Sequenom Laboratories' LDTs and are primarily recognized on a cash basis as payments are received. We will continue to account for these revenues on a cash basis until further experience and third-party contracts are gained and we are able to demonstrate that we can make a reasonable estimate of collectible amounts before moving to the accrual method of accounting. Revenues for international samples are recorded on an accrual basis and amounted to 11% and 8% of diagnostic services revenues for the three and nine months ended September 30, 2013, respectively.
Each test performed relates to a patient specimen collected by a health care professional, and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physician, we believe that the number of accessions received is useful to understand the volume of Sequenom Laboratories' business. These tests are typically completed within approximately six business days from the date of accession. Revenues for diagnostic services are generated primarily from customers located within the United States. Our international customers collect and ship patient specimens to the laboratory, and Sequenom Laboratories processes the specimens in its laboratory in the United States. We also have royalty agreements with international customers to whom we have licensed our technology in certain countries.
The $20.8 million, or 166%, and $61.5 million, or 242%, increases in diagnostic services revenues during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in the prior year, are primarily attributable to the increase in the number of accessions and collections for accessions in prior periods. Collections for diagnostic services improved in the third quarter 2013 compared to the second quarter, with a sequential increase in revenues of 36%. Revenues for tests performed in the current quarter increased, and revenues collected for prior periods improved in the third quarter 2013 compared to the prior quarter. The following is a summary of diagnostic services revenues for the quarters in 2013 and 2012:

	2013			2012
(in millions)	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Collections and revenues recorded for diagnostic services in the quarter	$15.0	$12.0	$10.2	$9.5	$8.7	$6.0	$3.7
Collections for diagnostic services in prior quarters	18.3	12.5	18.9	11.5	3.8	2.1	1.1
Diagnostic services revenues	$33.3	$24.5	$29.1	$21.0	$12.5	$8.1	$4.8

Collections for services in prior periods have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors. In the second and third quarter of 2013, collections for services provided in prior quarters included $6.3 million related to services performed in 2012, for a total of $25.2 million collected in 2013 related to services performed prior to 2013 and recorded on the cash basis.
As of September 30, 2013, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $46.0 million to $51.0 million, depending upon the ultimate reimbursement received for outstanding claims. We estimate that the amounts outstanding for tests delivered increased by approximately $8.0 million during the quarter ended September 30, 2013. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
Sequenom Laboratories has experienced delays in the receipt of payments as a result of coding changes adopted as of January 1, 2013 by CMS and most third party payors which also, in some cases, reduced payments from payors, particularly government payors, for services performed in 2013. The following payors represented over 10% of diagnostic services revenues: one commercial payor resulted in $5.2 million and $20.1 million in revenues, or 16% and 23% of diagnostic revenues, during the three and nine months ended September 30, 2013, respectively, and payments from a second commercial payor resulted in $4.5 million and $7.4 million in revenues, or 14% and 8% of diagnostic revenues, during the three and nine months ended September 30, 2013, respectively.
The increases in the number of accessions during the three and nine months ended September 30, 2013 of 87% and 137%, respectively, when compared to the same periods in 2012, are primarily attributable to the increased market adoption of the MaterniT21 PLUS test which was introduced domestically in the fourth quarter of 2011, and to a lesser extent internationally in the first quarter of 2012, and expansion of Sequenom Laboratories' prenatal sales force and its advisory board's efforts to expand the awareness of the clinical utility of this test. International revenues accounted for $3.5 million and $0.6 million of diagnostic services revenues during the three months ended September 30, 2013 and 2012, respectively, and $7.0 million and $1.3 million of diagnostic services revenues during the nine months ended September 30, 2013 and 2012, respectively.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom Laboratories' existing LDTs and any future LDTs we may develop, and payment patterns of third-party payors and patients. Following the coding change, many state Medicaid programs have not included the appropriate test code in their fee schedule and, in many cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. As a result, revenues from government payors has declined each quarter from $2.3 million during the three months ended March 31, 2013 to $1.2 million during the three months ended September 30, 2013. We continue to pursue collection for our tests with third-party payors, including Medicare and Medicaid where appropriate. Diagnostic services revenues collected from government payors to date in 2013 are less than 10% of our diagnostics services revenues.
Bioscience Product Sales and Services
Our bioscience product sales and services revenues were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
System sales	$3,608	$3,352	$256	8%	$9,615	$9,648	$(33)	—%
Consumables	5,239	5,082	157	3%	15,342	15,603	(261)	(2)%
Maintenance services	1,299	1,249	50	4%	3,857	3,829	28	1%
Contract research and other	537	669	(132)	(20)%	1,609	1,554	55	4%
Total	$10,683	$10,352	$331	3%	$30,423	$30,634	$(211)	(1)%
Bioscience product sales and services revenues are derived from sales of research use only consumables, including our SpectroCHIP consumable chip used with our iPLEX assay and other assays, MassARRAY systems, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues for bioscience products and services are generated from customers primarily located in North America, and customers and distributors located in Europe and Asia.
Total bioscience revenues remained relatively flat when comparing the three and nine months ended September 30, 2013 to the same periods during 2012.
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
Our costs of revenues and gross margins were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Cost of Revenues
Diagnostic services	$23,242	$13,836	$9,406	68%	$64,955	$30,114	$34,841	116%
Bioscience product sales and services	3,800	3,711	89	2%	10,958	10,832	126	1%
Total	$27,042	$17,547	$9,495	54%	$75,913	$40,946	$34,967	85%

Gross Margin
Diagnostic services	$10,026	$(1,335)	$11,361	851%	$21,922	$(4,723)	$26,645	564%
Bioscience product sales and services	6,883	6,641	242	4%	19,465	19,802	(337)	(2)%
Total	$16,909	$5,306	$11,603	219%	$41,387	$15,079	$26,308	174%

Gross Margin as a % of Revenues
Diagnostic services	30%	(11)%			25%	(19)%
Bioscience product sales and services	64%	64%			64%	65%
Total	38%	23%			35%	27%
Diagnostic Services
Cost of diagnostic services revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with accessioning patient specimens (including quality control analyses and shipping charges to transport patient specimens), royalties, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing tests are recorded as tests are processed. Costs recorded for patient specimen processing represent the cost of all the tests processed during the period regardless of whether revenues were recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenues are recorded as license fees in cost of revenues at the time revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of revenues and are expected to remain so for the foreseeable future.
The increases in cost of diagnostic services revenues during 2013 when compared to the same periods in 2012 are primarily attributable to increased labor, materials and royalties associated with increased test volumes, including increased costs for the additional site in North Carolina.
Gross margin as a percentage of diagnostic services revenues is also affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, which may result in costs being incurred in one period that relate to revenues recognized in a later period. Favorable gross margin during the three and nine months ended September 30, 2013 compared to a negative gross margin during the three and nine months ended September 30, 2012 is primarily attributable to collections for accessions in prior quarters.
We expect that gross margin for our diagnostic services will continue to fluctuate and be affected by the adoption rates of Sequenom Laboratories' diagnostic tests, our revenue recognition policy, the levels of reimbursement, and payor and other contracts we may enter into for our tests.
We expect the cost of revenues to increase in future periods to the extent Sequenom Laboratories processes more tests, and to reflect the expanded capacity within Sequenom Laboratories, including its site in North Carolina. Sequenom Laboratories currently has the physical capacity to conduct 300,000 MaterniT21 PLUS tests per year with minimal additional capital investment. The North Carolina site can be expanded if, and when, additional capacity is needed.

Bioscience Product Sales and Services
Gross margin as a percentage of bioscience product sales and services revenues remained relatively flat when comparing the three and nine months ended September 30, 2013 to the same periods during 2012.
We expect that gross margin for our bioscience product sales and services will fluctuate on a quarterly basis and be affected by, among other things, the selling price for MassARRAY systems and consumables, consumable sales per MassARRAY system sold, the mix of product sales and the type of services, competitive conditions, sales volumes, discounts offered, sales through distributors, as well as our manufacturing costs, inventory reserves and obsolescence charges required, and royalty payment obligations on in-licensed technologies.
Operating Expenses
Our operating expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Selling and marketing	$12,400	$12,652	$(252)	(2)%	$39,509	$33,639	$5,870	17%
Research and development	10,415	12,189	(1,774)	(15)%	37,268	37,103	165	—%
General and administrative	14,131	10,126	4,005	40%	40,349	27,425	12,924	47%
Restructuring costs	6,018	—	6,018		6,018	—	6,018
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
The $0.3 million, or 2%, decrease in selling and marketing expenses during the three months ended September 30, 2013, when compared to the three months ended September 30, 2012, resulted primarily from $1.1 million in lower travel expenses for our sales force and a decrease in discretionary compensation expense of $0.3 million. These decreases in expenses were partially offset by $1.0 million in higher costs incurred for the expansion of our Sequenom Laboratories sales force.
Of the $5.9 million, or 17%, increase in selling and marketing expenses during the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, $6.4 million is due to the expansion of our Sequenom Laboratories sales force, including the costs of labor, travel and commissions, and $0.4 million is due to increased marketing costs in 2013. These increases are partially offset by a decrease in discretionary compensation expense of $1.0 million. We expect the increase in selling and marketing expenses to moderate.
Research and Development Expenses
Research and development expenses consisted primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.
Of the $1.8 million, or 15%, decrease in research and development expenses during the three months ended September 30, 2013, when compared to the three months ended September 30, 2012, $0.8 million is due to lower clinical lab pre-commercialization and other business expenses resulting from the commercialization of our laboratory location in North Carolina during the second quarter of 2013, which is now used for commercial tests and included in cost of revenues, $0.5 million is primarily due to lower clinical samples, supplies and other expenses related to research projects during 2013 and a decrease in discretionary compensation expense of $0.4 million.
Of the $0.2 million increase in research and development expenses during the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, $2.0 million is primarily due to increased labor, supplies and facility-related costs incurred for the expansion of Sequenom Laboratories' laboratory facilities in North Carolina and additional labor costs of $0.5 million due to increased headcount to support operations. These increases were partially offset by $1.3 million in reduced headcount and lower supplies and other expenses related to Sequenom Bioscience research projects during 2013 and a decrease in discretionary compensation expense of $1.1 million.
We expect our research and development expenses to remain relatively flat in future periods now that validation of Sequenom Laboratories' additional laboratory site is complete and we benefit from our restructuring, investments in our product pipeline for prenatal testing and other molecular diagnostic areas, along with increased investment in research use only panels and potential clinical applications of our MassARRAY systems.

General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $4.0 million, or 40%, increase in general and administrative expenses during the three months ended September 30, 2013, when compared to the three months ended September 30, 2012, is primarily related to increased legal costs of $2.6 million, associated primarily with patent litigation, increased billing costs of $1.3 million due to our growth in diagnostic services collections and additional labor costs of $0.5 million due to increased headcount to support operations. These increases are partially offset by a decrease in discretionary compensation expense of $0.4 million.
The $12.9 million, or 47%, increase in general and administrative expenses during the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, is primarily related to increased legal costs of $7.5 million, associated primarily with patent litigation, increased billing costs of $4.1 million due to our growth in diagnostic services collections and our transition to an in-house billing system, and increased headcount to support our operations resulting in higher labor and related costs of $1.9 million. These increases are partially offset by a decrease in discretionary compensation expense of $0.6 million.
In general, we expect the increase in general and administrative expenses to moderate in future periods as we seek to improve efficiencies in our operations and gain the benefits of our restructuring. However, we expect billing costs to increase commensurate with revenue increases and that legal expenses will continue to fluctuate in future periods.
Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we communicated to our employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our AMD LDT which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expires in July 2015. In connection with the restructuring, we recorded $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to our AMD LDT licensed technology, and $1.2 million in employee termination costs during the three and nine months ended September 30, 2013.
Other Income and Expense, and Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2013	2012	$ Change	2013	2012	$ Change
Interest expense, net	$(2,106)	$(600)	$(1,506)	$(6,396)	$(1,146)	$(5,250)
Other income (expense), net	111	44	67	(134)	(1)	(133)
Income tax expense	(98)	(20)	(78)	(244)	(42)	(202)
Interest Expense, net
The increase in interest expense, net, during the three and nine months ended September 30, 2013 is attributable to the issuance of our Convertible Senior Notes in September 2012 and higher outstanding balances on our term loan.
Other Income (Expense), net
Other income (expense), net, during the three and nine months ended September 30, 2013 primarily relates to the net foreign currency transaction gains and losses recognized during the periods.
Income Tax Expense
Our income tax expense during all periods presented is primarily due to statutory tax liabilities resulting from our state and foreign operations.

Segment Results
Segment performance assessment is based on revenues and operating income (loss) exclusive of certain unallocated costs, including corporate general and administrative expenses, litigation expense, certain other costs, impairment and facility exit costs, and other indirect costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities. No allocation of resources is done by our chief operating decision maker in consideration of discrete segment assets and we do not discretely allocate assets to our operating segments. Intersegment revenues and transfers are immaterial. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
The following table sets forth our revenues and operating income (loss) from our Sequenom Laboratories and Sequenom Bioscience segments:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Revenues:
Sequenom Laboratories	$33,268	$12,501	$20,767	166%	$86,877	$25,391	$61,486	242%
Sequenom Bioscience	10,683	10,352	331	3%	30,423	30,634	(211)	(1)%
Total	$43,951	$22,853	$21,098	92%	$117,300	$56,025	$61,275	109%

Operating income (loss):
Sequenom Laboratories	$(9,552)	$(19,694)	$10,142	(51)%	$(40,562)	$(54,379)	$13,817	(25)%
Sequenom Bioscience	1,445	843	602	71%	2,527	1,595	932	58%
Unallocated	(17,948)	(10,810)	(7,138)	66%	(43,722)	(30,304)	(13,418)	44%
Total	$(26,055)	$(29,661)	$3,606	(12)%	$(81,757)	$(83,088)	$1,331	(2)%
Sequenom Laboratories
Sequenom Laboratories introduced new LDTs during 2011 and since that time has significantly expanded its commercial sales force to drive adoption of its LDTs. Sequenom Laboratories is continuing its efforts to obtain reimbursement for all of its tests, however many payors initially denied coverage for the MaterniT21 PLUS test as they had considered the test investigational and experimental. With the publication of the ACOG and SMFM joint committee opinion on noninvasive prenatal testing for fetal aneuploidy in late 2012, the test is no longer considered investigational and experimental. We recognize Sequenom Laboratories revenues primarily on a cash basis; however we record costs to perform the tests as those costs are incurred. Laboratory operating costs have increased as the number of tests processed continues to increase.
Operating losses for Sequenom Laboratories during the three months ended September 30, 2013 decreased $10.1 million when compared to the three months ended September 30, 2012 due primarily to improved gross margin of $11.4 million, lower clinical lab pre-commercialization of $0.8 million resulting from the commercialization of our laboratory location in North Carolina during the second quarter of 2013, which is now used for commercial tests and included in cost of revenues, lower clinical sample, supplies and other expenses related to research projects during 2013 of $0.4 million, lower travel expenses for our sales force of $0.7 million and a decrease in discretionary compensation expense of $0.4 million. These decreases in operating loss were partially offset by $1.3 million in higher billing costs due to increased revenues and the additional billing effort required following the coding change, $1.0 million in higher costs incurred for the expansion of our Sequenom Laboratories sales force and $1.3 million in employee termination costs and impairment expense resulting from our restructuring in August 2013.
Operating losses for Sequenom Laboratories during the nine months ended September 30, 2013 decreased $13.8 million when compared to the nine months ended September 30, 2012 due primarily to the improved gross margin of $26.6 million and a decrease in discretionary compensation expense of $1.2 million. These decreases in operating loss were partially offset by $6.2 million in higher costs incurred for the expansion of our Sequenom Laboratories sales force and related marketing expenses, $2.0 million in higher labor, supplies and facility-related costs incurred for the expansion of Sequenom Laboratories' laboratory facilities, $4.1 million in higher billing costs due to increased revenues and the additional billing effort required following the coding change, $0.4 million for increased marketing and $1.3 million in employee termination costs and impairment expense.
Sequenom Bioscience
Operating income for Sequenom Bioscience during the three months ended September 30, 2013 increased $0.6 million as compared to the three months ended September 30, 2012 due primarily to the improved gross margin of $0.2 million, lower clinical specimen, supplies and other expenses related to research projects during 2013 of $0.3 million, lower sales and marketing expenses of $0.2 million from operational efficiencies as a result of the restructuring activities in the third quarter of 2013 and a decrease in discretionary compensation expense of $0.2 million. These improvements were partially offset by $0.3 million in employee termination costs resulting from our restructuring in August 2013.
Operating income for Sequenom Bioscience during the nine months ended September 30, 2013 increased $0.9 million as compared to the nine months ended September 30, 2012 due primarily to $1.3 million in reduced headcount and lower clinical specimen, supplies and other research-related expenses during 2013 and a decrease in discretionary compensation expense of

$0.5 million. These improvements were partially offset by lower gross margin of $0.3 million, $0.2 million related to increased marketing personnel and consulting costs, and $0.3 million in employee termination costs.
Unallocated
Unallocated costs were higher by $7.1 million during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012, due primarily to restructuring costs of $4.5 million resulting from our restructuring in August 2013, additional legal expenses of $2.6 million and additional labor costs of $0.5 million due to increased headcount to support operations. These increases were partially offset by a decrease in discretionary compensation expense of $0.5 million.
Unallocated costs were higher by $13.4 million during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012, due primarily to restructuring costs of $4.5 million, additional legal expenses of $7.5 million and additional labor costs of $2.4 million due to increased headcount to support operations. This increase was partially offset by a decrease in discretionary compensation expense of $0.9 million.

Liquidity and Capital Resources
We have a history of recurring losses from operations and had an accumulated deficit of $995.4 million as of September 30, 2013. Our capital requirements to sustain operations, including commercialization of Sequenom Laboratories' LDTs, research and development projects, and litigation have been and will continue to be significant. As of September 30, 2013 and December 31, 2012, we had working capital of $65.6 million and $146.2 million, respectively.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, sales volumes of our bioscience products and services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections for our commercialized tests and product sales and services, and $10.0 million available at September 30, 2013 under our revolving line of credit facility. We have also financed our operating and capital requirements during the last three years with proceeds from the issuance of our Convertible Senior Notes and the public offering of our common stock during 2012, and the public and private offerings of our common stock which occurred in 2010.
We have expanded the operations of Sequenom Laboratories following commercialization of the MaterniT21 PLUS test, including research and development activities related to improvements to current tests and expansion of Sequenom Laboratories' diagnostic testing menu. Sequenom Laboratories may further expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS test and other tests, to expand geographically, and to successfully commercialize any other LDTs it may develop, however in the near term we are focused on improving cash collections and productivity.
As of September 30, 2013, cash, cash equivalents, and current marketable securities totaled $84.7 million, compared to $175.9 million at December 31, 2012. The $91.2 million decrease is due primarily to our cash used in operating activities, purchases of equipment and leasehold improvements, and repayment on our term loan of $75.0 million, $11.7 million and $5.5 million, respectively. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA, or are fully guaranteed by the U.S. government, and mutual funds.
At our current and anticipated level of operating loss, we expect to continue to incur net operating cash outflows until reimbursement for our tests is established with the majority of third-party payors. We expect that our September 30, 2013 balances of cash and marketable equity securities are sufficient to provide for our operating needs through the end of 2014.
Operating Activities
Cash used in operations during the nine months ended September 30, 2013, was $75.0 million, compared to $65.5 million for the nine months ended September 30, 2012. Our use of cash was primarily a result of the net loss of $88.5 million during the nine months ended September 30, 2013 compared to $84.3 million for nine months ended September 30, 2012. Changes in operating assets and liabilities during the nine months ended September 30, 2013 used net cash of $9.1 million, which includes increased inventories of $9.9 million and higher accounts receivable balances of $0.8 million, partially offset by higher accounts payable and accrued liability balances of $1.3 million. We invested in diagnostic inventory during 2013 for safety stock to support expanded test capacity and commencement of commercial operations in our North Carolina facility.
Investing Activities
Net cash used by investing activities of $6.0 million during the nine months ended September 30, 2013, primarily reflects purchases of capital equipment and leasehold improvements of $11.7 million, partially offset by maturities of marketable securities net of purchases of $6.3 million.

Financing Activities
Net cash used by financing activities during the nine months ended September 30, 2013 was $4.2 million, compared to net proceeds of $188.5 million during the nine months ended September 30, 2012. Financing activities during the nine months ended September 30, 2013 include payments on debt obligations of $5.5 million partially offset by $1.4 million in cash proceeds from the exercise of stock options and employee contributions under our employee stock purchase plan.
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
We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	accounts receivable;

•	reserves for obsolete and slow-moving inventory;

•	research and development expenses;

•	stock-based compensation; and

•	financing lease.
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
In connection with our restructuring in August 2013, and the decision to exit our operating lease on a facility in San Diego, which expires in July 2015, we determined the fair values of our remaining lease liability and remaining tenant improvement liabilities as of the cease-use date. The fair value of the remaining tenant improvement liabilities was determined using the aggregate of the remaining committed purchase orders for construction of the improvements (Level 1 inputs). The fair value of the remaining lease liability was determined as the present value of the remaining payments due under the lease and ancillary costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, discounted using a credit-adjusted risk-free interest rate (Level 3 inputs). We based our estimated future payments, net of estimated future sublease payments, on current rental rates available in the local real estate market, and our evaluation of the ability to sublease the facility. The fair values were recorded as liabilities at the cease-use date with a corresponding expense recognized in restructuring costs in the condensed consolidated statement of operations.
During the third quarter of 2013, other than our estimates of fair values for liabilities measured at fair value on a nonrecurring basis discussed above, there were no significant changes in our critical accounting policies and estimates. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the United States District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under United States patent laws. In March 2012 we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. §101. On October 16, 2013 the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013 the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid under Title 35 U.S.C. §101. The Company disagrees with the Order and, following entry of judgment pursuant to the Order, intends to appeal the decision to the United States Court of Appeals for the Federal Circuit. However, the Company cannot predict the outcome of this matter.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the United States District Court for the Northern District of California, case no. 3:12-cv-00132-SI. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the United States. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. On October 16, 2013 the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation against Ariosa, set forth above. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. However, we cannot predict the outcome of this matter.
In February 2012, we and Sequenom Center for Molecular Medicine, LLC were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the United States District Court for the Northern District of California, case no. 3:12-cv-00865-SI. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom Laboratories, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018 (“‘018 Patent”)entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017 (“’017 Patent”) entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom Laboratories, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415 (“’415 Patent”) entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages.

In July 2012, we filed an answer to the complaint. On March 12, 2013 the United States Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On October 16, 2013, the District Court issued its order on the interpretation of the ‘540 Patent, ‘018 Patent, ‘017 Patent, and ‘415 Patent claims. Many of the ‘540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation against Ariosa, set forth above. We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. However, we cannot predict the outcome of this matter. Verinata was acquired by Illumina, Inc. in the first quarter of 2013.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued the three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the North County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims of breach of contract and intentional and negligent misrepresentation. In October 2010, the defendants filed a motion to strike the complaint under California Code of Civil Procedure Section 425.16 on the grounds that Mr. Hawran's claims arise from acts in furtherance of the defendants' right of petition or free speech under the United States or California Constitution in connection with a public issue and filed a demurrer to each and every cause of action in the complaint. On January 3, 2011, the Superior Court issued a minute order dismissing some, but not all, of the claims alleged in the amended complaint. The defendants filed a notice of appeal regarding the minute order on January 11, 2011 and Mr. Hawran filed a cross-appeal regarding the same on January 31, 2011. On September 13, 2012, the California Court of Appeal (Fourth Appellate Division) affirmed the Superior Court's order. On October 23, 2012, the individual defendants and we filed a Petition for Review with the Supreme Court of California and on December 19, 2012, the Petition for Review was denied. On January 7, 2013, we and the individual defendants filed an answer to the complaint. The individual defendants and we intend to vigorously defend ourselves against the claims advanced. On January 7, 2013, we filed a cross-complaint against Mr. Hawran for breach of fiduciary duty and a demand for unspecified damages. Mr. Hawran subsequently made a demand to us for indemnity under contract and by law for legal fees and expenses in connection with his defense of the cross-complaint. On April 12, 2013, our Board of Directors denied on a preliminary basis Mr. Hawran's demand for indemnity. On May 14, 2013, Mr. Hawran filed a complaint in the Delaware Court of Chancery seeking a determination of his right to indemnity and advancement as to expenses for defense of the cross-complaint. On May 17, 2013, we filed a request for dismissal without prejudice of the cross-complaint and dismissal of the cross-complaint was entered by the court on June 4, 2013. The Superior Court set a trial commencement date of April 11, 2014. We cannot predict the outcome of this matter.
On September 18, 2013, Harry Stylli, Ph.D., our former chief executive officer, made an arbitration demand upon us pursuant to his employment agreement, alleging that, in September 2009, we terminated his employment without cause and breached his employment agreement by failing and refusing to pay Dr. Stylli the severance benefits provided for under his employment agreement. Dr. Stylli seeks damages in excess of $1.6 million, including but not limited to severance benefits, interest, and costs of arbitration. We intend to vigorously defend against Dr. Stylli’s demand. However, we cannot predict the outcome of this matter.
Shareholder Derivative Litigation
On September 30, 2013, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California (captioned Borenstein, derivatively on behalf of nominal defendant Sequenom, Inc. v. Hixson, et al., case no. 13CV2339JAH NLS) against each of the nine members of our board of directors (two of our board members also being officers and employees). The complaint alleges breach of fiduciary duties and abuse by the defendants of their ability to influence and control us, resulting in significant damages to us. In general, the complaint alleges that an unlawful billing policy was implemented for our MaterniT21 PLUS laboratory developed test and later changed, the change was not publicly disclosed by us, and the change was a major cause of lower test volumes and revenues for the second quarter of 2013. The complaint requests declaratory relief, unspecified damages and restitution, and reasonable attorneys’ fees. We intend to vigorously defend against the allegations and relief sought in the complaint. However, we cannot predict the outcome of this matter.

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
Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Because of the uncertainties related to our pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. An adverse ruling or outcome in any lawsuit involving us could materially affect our business, liquidity, consolidated financial position or results of operations ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling of such matters.

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
*We may not be able to generate significant revenues from any of the tests we have commercialized including Sequenom Laboratories' MaterniT21 PLUS tests or tests that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom Laboratories' LDTs, including the MaterniT21 PLUS test. Sequenom Laboratories has committed significant research and development resources for the development and validation of LDTs and we have likewise invested significant research and development resources for its life sciences research bioscience products and services and potential future diagnostic products. There is no guarantee that Sequenom Laboratories will successfully generate or maintain significant revenues from any of its testing services, including its MaterniT21 PLUS test, or any other testing services that it plans to launch in the future. Sequenom Laboratories has launched testing services for cystic fibrosis carrier screening, noninvasive prenatal Rhesus D genotyping and assessment of the genetic risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. In October 2011, Sequenom Laboratories launched a testing service for the noninvasive prenatal detection of fetal chromosomal abnormalities, now branded as the MaterniT21 PLUS test. We and Sequenom Laboratories have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for tests. If we and Sequenom Laboratories, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate revenues or will not generate or maintain significant revenues from the sale of such tests or Sequenom Laboratories' testing services. A number of factors could impact our and Sequenom Laboratories' ability to sell noninvasive prenatal diagnostic or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

•	the availability of alternative and competing tests or products;

•	technological innovations or other advances in medicine that cause our technologies to be less competitive;

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay and uncertainty related to recent changes in billing codes (CPT codes);

•
our ability to establish and maintain sufficient intellectual property rights in our products, including our ability to overturn the Northern District of California’s order ruling our in-licensed ‘540 Patent to be invalid, and our ability to ultimately enforce the ‘540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

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

•
reliance on Sequenom Laboratories, which is subject to routine governmental oversight and inspections for continued operation pursuant to the Clinical Laboratory Improvement Amendments, or CLIA, to process tests ordered by physicians;

•
Sequenom Laboratories' ability to establish and maintain adequate infrastructure to support the continued commercialization of the MaterniT21 PLUS test and its testing services, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems including the laboratory information management system, or LIMS, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	compliance with federal, state and foreign regulations governing laboratory testing on human specimens;

•	the sale and marketing of research use only or other tests;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of noninvasive prenatal or other tests;

•
changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of Sequenom Laboratories' sales and marketing efforts and ability to drive adoption of its testing services, including the MaterniT21 PLUS test;

•	the extent to which payors and health care providers may limit or deny the addition of new laboratory developed test service providers to their programs;

•	general changes or developments in the market for women's and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to license and protect our SEQureDx patented technology and our other technologies.
*Sequenom Laboratories may not be able to collect all or any of the estimated range of $46.0 million to $51.0 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Sequenom Laboratories’ business is substantially dependent on its ability to obtain reimbursement for its LDTs, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors. As of September 30, 2013, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $46.0 million to $51.0 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact Sequenom Laboratories’ ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If Sequenom Laboratories is unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies (for example, Verinata, a wholly-owned subsidiary of Illumina, Inc.), have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies. These claims have resulted and may in the future result in lawsuits being brought against us. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our research use only iPLEX products and MassARRAY system, and Sequenom Laboratories' LDTs (including the MaterniT21 PLUS test) from which we derive and expect to continue to derive a substantial portion of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.
*Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.

Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include United States Patent No. 6,258,540 (“’540 Patent”) and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes, and also include United States Patent Application Nos. 12/178,181, 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US 2012/0003637, and US2011/0318734), each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing,” and their foreign equivalents, and pending United States patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and its foreign equivalents, which we have exclusively in-licensed from the Chinese University of Hong Kong, or CUHK, and which include allowed claims covering noninvasive prenatal diagnostics for aneuploidy testing using massively parallel sequencing.
Our patent applications or those of our licensors may not result in the issuance of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the ‘540 Patent is invalid will impact the competitive landscape (as Sequenom Laboratories has been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. patent no. 8,008,018, licensed to Verinata. On May 3, 2013, the USPTO declared a second patent interference (Patent Interference No. 105,922 (DK)) between our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and U.S. patent no. 8,195,415, licensed to Verinata. On May 3, 2013, the USPTO declared a third patent interference (Patent Interference No. 105,923 (DK)) between our in-licensed pending patent application no. 12/178,181 (publication no. US2009/0029377 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On May 3, 2013, the USPTO declared a fourth patent interference (Patent Interference No. 105,924 (DK)) between our in-licensed pending patent application no. 13/417,119 (publication no. US2012/0208708 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. The USPTO may declare additional patent interferences including other pending patent applications or patents owned or controlled by us and Verinata. We cannot assure that we will prevail in the current or any future interference proceedings involving our patent rights. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including Sequenom Laboratories' MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of United States Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of United States Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the United States. On October 30, 2013, Ariosa prevailed and the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid because the patent claims asserted against Ariosa only add well-understood, routine and conventional methods to a natural phenomenon. Many of the ‘540 Patent claims asserted against Natera and Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation against Ariosa. As a result, some or all of the ‘540 Patent claims asserted against Natera and Verinata may also be invalidated. In addition, Ariosa has sought to invalidate United States Patent No. 6,258,540 through a petition for inter partes review (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before The Patent Trial and Appeal Board (PTAB) of the USPTO. On March 19, 2013 the PTAB ordered the commencement of inter partes review. On April 19, 2013 Ariosa submitted a second petition for inter partes review seeking to invalidate additional claims of the 6,258,540 patent. As a result, our patents or patents that we in-license may be narrowed, invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents.
We are also the licensee of patent applications, including the patent applications mentioned above in-licensed from CUHK, that contain allowed claims regarding the use of sequencing in prenatal diagnostics, we are also aware of other patents and patent applications that are owned or licensed by Verinata that contain the same and/or similar claims and the USPTO has declared four separate patent interference proceedings, as mentioned above with respect to certain patent rights that we in-

license from CUHK and patent rights claimed by Verinata related to the use of sequencing in prenatal diagnostics. Interference proceedings are expensive, a lengthy process, and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS test.
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
For example, Illumina, Inc., or Illumina, is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test. The supply of sequencers and consumables to Sequenom Laboratories is provided under our supply agreement (and amendments thereto) with Illumina which expires in July 2016. In early 2013, Illumina completed its acquisition of Verinata, a provider of noninvasive tests for the identification of fetal chromosomal abnormalities, a party adverse to us in patent litigation, and a direct competitor of Sequenom Laboratories and its MaterniT21 PLUS test. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. In view of Illumina's acquisition of Verinata, we face risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, we face risk and uncertainty regarding the impact of the acquisition on Sequenom Laboratories' ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with cost of goods for their competing test, and we face risk and uncertainty regarding our ability to renew the supply agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are attractive or acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations.
We and Sequenom Laboratories depend on third-party products and services and limited sources of supply to develop and manufacture our products.
We and Sequenom Laboratories rely on outside vendors to supply certain products and the components and materials used in our products and to provide us with certain services. Illumina is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that Sequenom Laboratories is using for its MaterniT21 PLUS test, including whether such sequencers will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that they will be able to obtain a reliable supply of the sequencers and consumables that we need for their LDT. In the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business.
Many other products, components and materials, including blood collection tubes for Sequenom Laboratories' MaterniT21 PLUS test and the MassARRAY mass spectrometry system that is currently used for Sequenom Laboratories' cystic fibrosis carrier screen and fetal Rhesus D genotyping LDTs, are obtained from a single supplier or a limited group of suppliers and some also have lead-times of several months. Our consumables also include components provided by sole suppliers. Sequenom Laboratories uses a single logistics/courier service for the majority of patient samples submitted for its cystic fibrosis carrier screening test.
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

•	reduced control over quality and pricing of products, components, and materials;

•	delays and long lead times in receiving products, components, or materials from vendors; or

•	Sequenom Laboratories' inability to provide LDTs, including the MaterniT21 PLUS test, or to maintain or increase its capacity to do so.
Certain of Sequenom Laboratories' LDTs, including the MaterniT21 PLUS test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, , or reimbursement may be significantly delayed, due to changes in billing codes (CPT codes), or otherwise, which may limit the demand for these tests by physicians and their patients.
Certain of Sequenom Laboratories' LDTs, or future LDTs which it intends to launch as a testing service, may not be deemed medically necessary or may otherwise not be subject to reimbursement by payors, which could affect demand for such tests by physicians.
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
In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. The 2013 physician fee schedule explains CMS' plans for new CPT codes applicable to molecular diagnostic tests. In 2011, the AMA adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis, meaning that reimbursement amounts for all relevant codes were added together. CMS delayed implementing the new codes in 2012, but did implement them beginning January 1, 2013, although without a fee schedule for the particular codes relevant to Sequenom Laboratories' tests. These coding changes and lack of a CMS fee schedule have negatively affected and may continue to negatively affect our product pricing and the amount of and timing of carrier reimbursement.
*Sequenom Laboratories' failure to establish enrollment in and obtain favorable payment policies from state Medicaid programs could result in a substantial portion of our services being unreimbursed and adversely affect our results of operations and financial condition.
Sequenom Laboratories has established enrollment in many Medicaid state programs. However, even though Sequenom Laboratories is enrolled in many Medicaid state programs, we are not receiving reimbursement or are receiving lower than expected reimbursement in most of those states. In those states where we are not enrolled in the Medicaid system, we do not receive reimbursement for our tests. If we are unable to receive reimbursement, or adequate reimbursements under state

Medicaid programs, our opportunity for future revenues would be reduced, which would adversely affect our results of operations and financial condition.
Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenues, cash flow and profitability. We may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our molecular diagnostic tests.
Billing for clinical laboratory testing services is complex. Sequenom Laboratories generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. It has very limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom Laboratories may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition. In the first quarter of 2013, Sequenom Laboratories entered into an agreement to transition its billing procedures from external to internal by hiring a new software vendor to assist Sequenom Laboratories in performing billing internally and provided notice of termination of its relationship with an external billing vendor. Sequenom Laboratories began internal billing operations on May 1, 2013, and the external billing vendor is continuing efforts to collect for tests completed prior to that date. Sequenom Laboratories has very limited experience performing billing internally and working with this software vendor, and this may further increase risk in Sequenom Laboratories' collection efforts. Among the factors complicating our billing of third-party payors are:

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
It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of additional government-sponsored health care insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for diagnostic tests and LDTs like ours, including Sequenom Laboratories' MaterniT21 PLUS test. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
Any health care reform measures adopted by the U.S. government and other governments could cause significant pressure on the pricing of health care products and services, including the MaterniT21 PLUS test, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce health care costs may compromise Sequenom Laboratories' ability to set prices at commercially attractive levels for its LDTs, including the MaterniT21 PLUS test, and other diagnostic tests and LDTs that we or Sequenom Laboratories may develop. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve profitability.
New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging for a number of reasons, including policies advanced by the U.S. government, new health care legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our and Sequenom Laboratories' ability to sell our diagnostic tests and LDTs, including the MaterniT21 PLUS test, profitably. Some of these proposed and implemented reforms could result in reduced utilization or reimbursement rates for our diagnostic products.
 If our production and laboratory facilities are damaged, our business would be seriously harmed.
Our only manufacturing facility for research use only bioscience products is located in San Diego, California, where Sequenom Laboratories also has a laboratory. Sequenom Laboratories has laboratory facilities in San Diego, California, Grand Rapids, Michigan, and Raleigh-Durham, North Carolina. Damage to our facilities due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.
*Our wholly-owned subsidiary, Sequenom Laboratories, has limited experience operating a CLIA-certified laboratory and has limited capacity and infrastructure. Its ability to successfully develop and commercialize LDTs and to generate revenues will depend on its ability to successfully operate its CLIA-certified laboratory, establish and maintain necessary capacity, and maintain required regulatory licensures.
Sequenom Laboratories, a CLIA-certified and CAP accredited laboratory, has developed, validated and commercialized four LDTs. Sequenom Laboratories launched its first LDT in 2009 and has limited experience operating a CLIA-certified laboratory. For future LDTs, if Sequenom Laboratories is unable to successfully develop and validate any new LDTs that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom Laboratories' infrastructure, it is possible that it may not have adequate infrastructure and capacity in place to meet demand for its currently launched testing services or for the demand of future LDTs that it develops. Sequenom Laboratories' ability to successfully develop and validate LDTs will depend on its ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that Sequenom Laboratories will have sufficient resources to continue its operations and maintain its licenses. Sequenom Laboratories currently performs its MaterniT21 PLUS test solely from its San Diego and North Carolina facilities. Sequenom Laboratories faces risk in relying upon two facilities to meet demand for, perform, and generate revenues from the MaterniT21 PLUS test. Reliance upon two facilities presents risk to Sequenom Laboratories' operations in the event that one or both facilities' capacity is exceeded, or one or both facilities experiences production problems or delays.
CLIA requirements are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency such as the College of American Pathologists, or CAP, among others. Sequenom Laboratories is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If Sequenom Laboratories is unable to obtain and maintain licenses from states where required, it will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIAs. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.
If Sequenom Laboratories fails to maintain compliance with the CLIA requirements, CMS or state agencies could require Sequenom Laboratories to cease its testing services, including the MaterniT21 PLUS test. Even if it were possible for Sequenom Laboratories to bring its laboratory back into compliance after failure to comply with such requirements, Sequenom Laboratories could incur significant expenses and potentially lose revenues in doing so.
Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of Sequenom Laboratories' testing services and in the design, manufacture and marketing of our products and Sequenom Laboratories' testing services could adversely affect the results of our operations and adversely impact our reputation.
The provision of clinical testing services, including the MaterniT21 PLUS test, and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we and Sequenom Laboratories provide and the products that we and Sequenom Laboratories design, manufacture and market are intended to provide information for health care providers in providing patient care. Therefore, users of such services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes, such as research.
Manufacturing or design defects, incomplete process controls, unexpected failure modes, unanticipated use of our or Sequenom Laboratories' services or products, or inadequate disclosure of information (including associated risks or limitations) relating to the use of the services or products can lead to injury or other adverse events, including production disruptions, backorders, or incorrect clinical testing results. These events could lead to recalls or safety alerts relating to our or Sequenom Laboratories' services or products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of services or products from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our or Sequenom Laboratories' LDTs. Personal injuries relating to the use of our or Sequenom Laboratories' services or products can also result in product liability claims being brought against us.
We have limited experience and rely on technology provided by third parties for commercialization of our products.
Sequenom Laboratories' noninvasive prenatal and other molecular diagnostic LDTs are relatively new in the marketplace. Additionally, we continue to develop new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY system and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and commercializing sequencing-based technology and rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including the MaterniT21 PLUS test.
You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we and Sequenom Laboratories may not:

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
Despite its ability to commercialize the MaterniT21 PLUS test, Sequenom Laboratories may face setbacks in the development and validation of other noninvasive prenatal and molecular diagnostic LDTs.
We need to make significant investments to ensure our diagnostic tests as well as our bioscience products and applications perform properly and are cost-effective. We or our partners will likely need to apply for and obtain certain regulatory approvals to sell certain of our products under development for diagnostic applications, and it is uncertain whether such approvals will be granted.
Even if we develop new products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that are accepted or satisfy customers in the genomic, diagnostic, noninvasive prenatal, clinical research, pharmaceutical, or other markets or the emerging field of molecular medicine and that can be marketed and sold successfully.
Sequenom Laboratories will need to expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS test, to expand geographically, and to successfully commercialize any other diagnostic tests it may develop.
Sequenom Laboratories' current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required to attain significant commercial success for the MaterniT21 PLUS test, to expand its geographic presence, and to successfully commercialize any other diagnostic tests it may develop. In order to increase sales of the MaterniT21 PLUS test, Sequenom Laboratories may need to continue to:

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
Sequenom Laboratories has limited experience in selling and marketing the MaterniT21 PLUS test. Sequenom Laboratories may need to hire additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. Sequenom Laboratories faces competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If Sequenom Laboratories is unable to hire and retain qualified sales and marketing personnel, our business will suffer. If Sequenom Laboratories is not able to successfully implement our marketing, sales, reimbursement, and commercialization strategies, Sequenom Laboratories may not be able to expand geographically, increase sales of the MaterniT21 PLUS test, obtain adequate levels of reimbursement, or successfully commercialize any future LDTs that it may develop.
Our operating results may fluctuate significantly.
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	Sequenom Laboratories' success in providing its diagnostic testing services, including the MaterniT21 PLUS test, and the level of reimbursement and collection obtained for these tests;

•	the timing and pricing of our products and services, including new product or service offerings, and those of our competitors;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability, if necessary, to raise additional capital;

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

•	the amount of royalties that we are required to pay to third parties in connection with the sale of certain of our products and services and Sequenom Laboratories' testing services;

•	our success in collecting payments from third-party payors, customers, and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•
our ability to identify and develop in a cost-efficient manner new applications and products, such as noninvasive prenatal or other diagnostic assays and other diagnostic technologies, our ability to improve current products to increase demand for such products and the success of such applications, products and improvements;

•
our ability to establish and maintain sufficient intellectual property rights including our ability to overturn the Northern District of California’s order ruling our in-licensed ‘540 Patent to be invalid, and our ability to ultimately enforce the ‘540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

•
the potential need to acquire licenses to new technology, including genetic markers that may be useful in diagnostic applications, or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•	our research and development progress, including Sequenom Laboratories' ability to develop and validate improved or new LDTs, and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the MassARRAY system, SpectroCHIP consumable chips, oligonucleotides, reagents and related components and technologies;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies and/or alternative suppliers;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic test that we develop in the future; and

•	the amount of any legal expenses, settlement payments, fines or damages arising from litigation generally and the extent to which it is not covered by insurance.
Further, our revenues and operating results are difficult to predict because we do not have sufficient history to forecast revenues reliably for Sequenom Laboratories' tests, including the MaterniT21 PLUS test, and also because our revenues and operating results depend on the number, timing, and type of MassARRAY system placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. The absence of or delay in reimbursement for Sequenom Laboratories' testing services and generating revenues has had and will continue to have a significant adverse effect on our operating results from period to period and will result in increased operating losses unless and until such reimbursement is established, at sufficient levels to cover our costs. Changes in the relative mix of our MassARRAY system and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY system sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors in some countries.
We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price may decline.
*We depend on sales of our consumable chips and other MassARRAY consumables for a significant portion of our bioscience revenues.
Sales of our research use consumable chips and other consumables for the MassARRAY system are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 12% of our total revenues during the three months ended September 30, 2013. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

•
any negative publicity with respect to the lawsuit filed by our former chief financial officer, shareholder derivative litigation, or other litigation or developments or events in our prenatal diagnostic and other programs;

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
Our total consolidated long-term debt and obligations as of September 30, 2013, which includes the 5% Convertible Senior Notes due October 2017, or Convertible Senior Notes, was $149.1 million and represented approximately 126% of our total capitalization as of that date.
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
We expect to continue to incur losses for at least through the end of the second quarter of 2014 and may have to raise additional cash to fund our planned operations.
Our cash, cash equivalents, and current marketable securities were $84.7 million as of September 30, 2013. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections for our commercialized tests and products sales and services will be sufficient to fund our operating expenses and capital requirements through the end of 2014. Sequenom Laboratories is continuing to expand its operations following commercialization of the MaterniT21 PLUS test and its research and development activities related to improvements to current tests and expansion of its LDT menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom Laboratories' current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required for it to attain significant commercial success for the MaterniT21 PLUS test. If we or Sequenom Laboratories are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we and Sequenom Laboratories may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future LDTs or diagnostic tests that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
We announced in September 2013 that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes evaluation of a full range of alternatives. However, a strategic transaction may not be consummated or may not result in additional funds to the Company. If a strategic transaction is completed that results in additional funds to the Company, such funds may be used to fund our operations.
We may need to raise additional funds in the future to support expanding commercialization of the MaterniT21 PLUS test and continued development and commercialization of our proprietary technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities.
The amount of additional funds we may need depends on many factors, including:

•	the degree to which our costs and expenses exceed our revenues;

•	Sequenom Laboratories' success selling and marketing the MaterniT21 PLUS test and the level of reimbursement and collections from third-party payors;

•
Sequenom Laboratories' success in generating revenues from its testing services for cystic fibrosis carrier screening, fetal Rhesus D genotyping, and age-related macular degeneration, and the level of collections and reimbursement for these and future tests;

•	our success in selling our MassARRAY system, ancillary reagents, software and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	the level of our selling, general, and administrative expenses;

•	our obligation to pay royalties to third parties in connection with the sale of our tests;

•
our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including bioscience technology, molecular diagnostics and noninvasive prenatal diagnostic technology and the acquisition and/or licensing of third-party intellectual property rights;

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining regulatory clearance or approval to market our diagnostic products in various countries, including the United States;

•	Sequenom Laboratories' success in validating additional laboratory-developed tests and the levels of clinical performance achieved;

•	Sequenom Laboratories' success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in the research and development in our bioscience business;

•
the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•	the level of our legal expenses and any damages or settlement payments arising from ongoing or new patent related litigation;

•
the amount of any legal expenses, settlement payments, fines or damages arising from the lawsuit filed by our former chief financial officer, the arbitration demand by our former chief executive officer, the shareholder derivative litigation, and any future litigation or demand and the extent to which any of the foregoing is not covered by insurance;

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
Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as point-of-care tests that can be performed by physicians in their offices, esoteric tests that can be performed by hospitals in their own laboratories or home testing that can be performed by patients in their homes. Although CLIA compliance makes it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests cleared or approved by the FDA for home use are automatically deemed to be exempt under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits cleared or approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers could reduce the demand for Sequenom Laboratories' testing services and negatively impact our revenues. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances.
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
We have a history of generating a large percentage of our bioscience revenues at the end of each quarterly accounting period and quarterly revenues from our Sequenom Laboratories segment through Sequenom Laboratories may be difficult to predict.
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
Additionally, Sequenom Laboratories started commercializing the MaterniT21 PLUS test in the fourth quarter of 2011. We may be unable to accurately predict quarterly revenues relating to the MaterniT21 PLUS test due to our limited sales history and Sequenom Laboratories' limited experience in marketing and commercializing and obtaining reimbursement for laboratory testing services.
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
Uncertainty regarding the development of new LDTs and diagnostic tests could materially adversely affect our and Sequenom Laboratories' business, financial condition, and results of operations.
We and Sequenom Laboratories are continuing to focus research and development efforts on LDTs and diagnostic tests, in addition to improvements and additions to current LDTs, including the MaterniT21 PLUS test. The launch of any other diagnostic test will require the completion of certain clinical development and commercialization activities, and may include the efforts of collaborative partners on which we sometimes rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other LDT or diagnostic test or that we will be able to establish or maintain the collaborative relationships (if any collaborators are involved) that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient specimens and we may not be able to use prior collected specimens or collect a sufficient number of appropriate specimens in a timely manner in the future to complete clinical development for any planned LDT or diagnostic test. Patient specimens for clinical development for noninvasive prenatal tests may be unavailable or available only in limited quantities due to an increased number of competitive parties seeking such specimens. Also, as noninvasive testing increases in demand and invasive testing (such as amniocentesis) potentially declines over time, less patient specimens for clinical development become available that include confirmatory data from an invasive procedure such as amniocentesis. Failure to possess or to collect a sufficient number of appropriate specimens in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, or launch any of our planned LDTs or diagnostic tests. Any failure to complete on-going clinical studies for our planned LDTs and diagnostic tests could have material adverse effects on our business, operating results or financial condition.
*We may not successfully obtain, or maintain, regulatory approval of any noninvasive prenatal or other product which we or our licensing or collaborative partners develop.
Products that we or our collaborators develop in the molecular diagnostics, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the United States our products may require either Premarket Approval, or PMA, or 510(k) clearance, from the FDA, prior to marketing in interstate commerce. The Premarket 510(k) Notification process usually takes from three to six months from submission to clearance, but can take significantly longer. The Premarket Approval process is much more costly, lengthy, uncertain, and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical (bench) testing and clinical studies. Non-clinical bench testing and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.
The FDA currently regulates in vitro diagnostic devices, or IVDs, under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion not to regulate LDTs and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of LDTs, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume of testing services utilizing LDTs and as a result of the increased complexity of these tests. The July 2010 position has been reiterated in subsequent statements by the FDA. To date, the FDA has not released draft guidance or regulations regarding LDTs. Our revenues from testing services utilizing LDTs comprised approximately 52% of our total revenues for the year ended December 31, 2012 and approximately 74% of total revenues for the nine months ended September 30, 2013. LDT-related revenues are expected to increase as a percentage of total revenues in future years.
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
We cannot predict the extent of the FDA's future regulation and policies, if any, with respect to LDTs in general or our diagnostic tests in particular. If Sequenom Laboratories is unable to successfully launch any additional LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any of its products, its ability to generate revenues from providing such products may be delayed and it may never be able to generate significant revenues from providing diagnostic products.
The results of preclinical and clinical studies are not necessarily predictive of future results, and our current diagnostic products and product candidates may not have favorable results in later studies.
We intend to publish results of certain of our studies, and have published studies of Sequenom Laboratories' LDTs, and there can be no assurance that such results when published will be viewed favorably by clinicians, patients or investors. In addition, Sequenom Laboratories' scientific collaborators and other third parties may also publish results relating to their own studies. There can be no assurance that the results of their studies when published will be viewed favorably. If such results are not viewed favorably after publication, it could have a negative impact on the perception of Sequenom Laboratories' technology and its LDTs.
Performance achieved in published studies may not be repeated in later studies that would be required to obtain either FDA premarket clearance or approval. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization.
We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, including noninvasive prenatal diagnostic products, or other products using our equipment, services, or discoveries.
Development of LDTs by Sequenom Laboratories, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

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

If a licensee discovers or develops diagnostic or other products or we or Sequenom Laboratories or a collaborator, discover or develop diagnostic or other products using our technology, products, services, or discoveries, we may rely on that licensee or collaborator, referred to as partner, for product development, regulatory approval, manufacturing, and marketing of those products before we can realize revenues and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we or our partners fail to develop successful products, we will not earn the revenues contemplated and we could lose license rights to intellectual property that are required to commercialize such products. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.
*We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.
We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (United States Patent No. 6,258,540 entitled “Noninvasive Prenatal Diagnosis” and foreign equivalents), from CUHK (United States Patent Application Nos. 12/178,181 and 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US2012/0003637, and US2011/0318734, and each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing,”) and foreign equivalents, and exclusive rights we have acquired related to our development and commercialization of Sequenom Laboratories' test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years, and other rights we have acquired to potentially expand our product portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business. If there is any dispute between us and Isis regarding our rights under our license agreement with Isis, our and Sequenom Laboratories' ability to exclusively commercialize noninvasive prenatal diagnostic tests and LDTs, including the MaterniT21 PLUS test, may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these tests.
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
A number of potential applications of our MassARRAY technology and potential products, including research use only and diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization and scale-up of such products and applications. If we are unable to complete the development, introduction, or scale-up of any product, or if any of our research use only products or applications, such as epigenetic analysis or iPLEX multiplex genotyping applications, or genetic content panels and their related consumables, do not achieve a significant level of market acceptance, our business, financial condition and results of operations could be seriously harmed.
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
*We may not successfully complete the acquisition of businesses or technologies that we desire to acquire.
We may acquire additional businesses or technologies, or enter into other strategic transactions such as a strategic alternative transaction involving our Sequenom Bioscience business segment. Managing future acquisitions entails numerous operational and financial risks, including:

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
We expect that a significant portion of our Sequenom Bioscience segment sales will continue to be made outside the United States. Approximately 60% of our Sequenom Bioscience segment sales were made outside of the United States during the three months ended September 30, 2013. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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
As Sequenom Laboratories expands its business it must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase its operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Sequenom Laboratories has evaluated the security of its computer networks and determined that appropriate measures are in place to safeguard PHI contained on such networks. However, no security system is invulnerable to breach, and unauthorized persons may in the future be able to exploit weaknesses in the security systems of Sequenom Laboratories' computer networks and gain access to such PHI. Additionally, Sequenom Laboratories shares PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors' computer networks. Any wrongful use or disclosure of PHI by Sequenom Laboratories or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom Laboratories' or its third-party contractors' computer networks, could subject us and Sequenom Laboratories to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, Sequenom Laboratories also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by Sequenom Laboratories or its third-party contractors.
In addition, different States and foreign nations, such as the European Union, also impose certain requirements on the collection of all types of personal information. For example, the European Union Privacy Directive requires that we adhere to certain “safe harbor” requirements with respect to any personal information of a European resident or customer while various states in the US have implemented equally restrictive requirements, such as 201 CMR 17.00, which requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. As a business that operates both internationally and across all fifty States, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by Sequenom Laboratories or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom Laboratories' or its third-party contractors' computer networks, could subject us and Sequenom Laboratories to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers and loss of EU Safe harbor certification.
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
Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and Sequenom Laboratories and our partners and collaborators expand commercialization of our research use only products and Sequenom Laboratories' LDTs including the MaterniT21 PLUS test. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $20.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant product liability claims, which could hurt our reputation and our financial condition.
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
*We and certain of our current executive officers and directors have been named as defendants in litigation that could result in substantial costs, divert management's attention and otherwise result in dilution to our stockholders.
In September 2010, we were served with a complaint in a lawsuit filed by our former chief financial officer. He has asserted various claims against us, our chief executive officer, our executive vice president and one of our directors arising out of his resignation in September 2009. In September 2013, our former chief executive officer made an arbitration demand upon us pursuant to his employment agreement asserting that in September 2009 we terminated his employment without cause and breached his employment agreement by not paying him severance benefits provided for under his employment agreement. In September 2013, a shareholder derivative complaint was filed in federal court on behalf of us against each of the nine members of our board of directors. The complaint asserts breach of fiduciary duties and other claims against our directors in connection with billing practices related to our MaterniT21 PLUS LDT and associated test volumes and revenues. Although we intend to continue to vigorously defend such claims, there is no guarantee that we will be successful and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. We may be required to issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock in connection with future settlements, which would result in additional dilution to our stockholders. Even if the pending claims are not successful, litigation with respect to such claims could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	the success of validation studies for Sequenom Laboratories' LDTs under development and its ability to continue to publish study results in peer-reviewed journals;

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
As discussed in Note 2 to our consolidated financial statements included in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 2, 2013, or the 2012 Annual Report on Form 10-K, we have restated our consolidated financial statements as of and for the years ended December 31, 2011 and for the years ended December 31, 2011 and 2010, including the quarterly financial data in 2010 and 2011 and through September 30, 2012, following the identification of certain prior period accounting errors, that were determined to be, in the aggregate, material. As a result of the restatement, we are subject to additional risks and may incur substantial unanticipated costs for accounting and legal fees.
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
Date: November 7, 2013

SEQUENOM, INC.

By:	/S/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Vice President and Chief Accounting Officer