Form 10-K
period 2013-12-31
SEQUENOM INC
filed 2014-02-27
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
 ____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2013 as reported on The NASDAQ Global Select Market, was approximately $481.3 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2014, there were 116,298,000 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the Commission) in connection with the solicitation of proxies for the registrant's annual meeting of stockholders to be held on June 10, 2014. Such definitive proxy statement will be filed with the Commission no later than 120 days after December 31, 2013.

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
SEQUENOM®, Sequenom Center for Molecular Medicine®, Sequenom® Laboratories, SpectroCHIP®, iPLEX®, SensiGene®, SEQureDx® iSEQ®, and MassARRAY® are registered trademarks and RetnaGene™, HerediT™, IMPACT Dx™, NextView™, MaterniT21™, and MaterniT21TMPLUS are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
Sequenom, Inc., was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries, including Sequenom Center for Molecular Medicine, LLC, doing business as Sequenom Laboratories, on a consolidated basis, unless explicitly noted otherwise.
Overview
We are a life sciences company committed to improving healthcare by providing revolutionary genomic and genetic analysis solutions for the molecular diagnostic and clinical research markets. We develop and commercialize innovative molecular diagnostics testing services that target and serve molecular diagnostics markets, and also develop and commercialize research use genetic analysis products and services that target and serve discovery and clinical research markets. We offer our services and products in the United States and globally with international emphasis in countries in the European and Asia-Pacific regions. We conduct our business through our two operating segments, Sequenom Laboratories and Sequenom Bioscience.
Sequenom Laboratories provides molecular based, laboratory developed tests, or LDTs, with a focus principally on prenatal diseases and conditions and ophthalmological diseases and conditions. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that developed, validated and exclusively offers LDTs branded under the names MaterniT21™ PLUS, HerediT™, SensiGene®, and RetnaGene™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, maternal fetal medicine specialists, and ophthalmologists and eye care specialists. Sequenom Laboratories’ LDTs are:
MaterniT21 PLUS LDT: a noninvasive prenatal test, or NIPT, to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. The test is intended and offered for use in pregnant women at increased risk for fetal chromosomal abnormalities, including abnormalities associated with trisomies 21, 18, and 13. Originally launched in October 2011, the test has been expanded and now includes detection of increased representation of chromosomes 21, 18 and 13 material (associated with trisomy 21, 18 and 13, respectively) and the presence of the Y chromosome, and if observed, chromosomal abnormalities associated with chromosomes 16, 22, sex chromosomes X and Y, and select microdeletions.
HerediT CF LDT: part of the prenatal menu, a carrier screen test to help identify individuals who may have an increased risk of having certain cystic fibrosis, or CF, genetic mutations. This test has been expanded to include screening for a broad set of phenotypically relevant genetic mutations selected from the leading Johns Hopkins CFTR2 database.
SensiGene RHD LDT: a NIPT to determine the presence or absence of fetal Rhesus D factor, or RHD by direct detection of the fetal RHD genotype in RhD negative mothers from a maternal blood sample.
RetnaGene AMD LDT: a genetic test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years.

Sequenom Bioscience provides technology and research use only tools (the MassARRAY System platform, chip and reagent consumables, software and biomarker assay panels) for genetic analysis and applications in translational research, clinical research, pharmacogenomics, oncology, and agricultural genomics. Sequenom Bioscience's proprietary research use only MassARRAY System is a high-performance MALDI-TOF mass spectrometry-based DNA analysis platform that delivers reliable and specific data from biological samples and from genetic target material that is only available in trace amounts.
Strategic Direction
In our Sequenom Laboratories business, our strategy is focused on developing, providing, and expanding our molecular diagnostic testing services to respond to the growing global adoption of prenatal testing, with a particular emphasis on NIPT for specific fetal chromosomal abnormalities. In 2013, Sequenom Laboratories expanded the features of its MaterniT21 PLUS LDT and its HerediT CF LDT to include additional content, and our plans for 2014 and beyond are to continue to research, develop and commercialize tests for prenatal genetic disorders and diseases, women's health-related disorders and diseases, as well as for other medical conditions, diseases, and disorders including ophthalmology, oncology, neurology, infectious diseases and autoimmunity.
Our Sequenom Bioscience business strategy is to leverage our technology, our versatile MassARRAY System platform, clinical research, intellectual property and other assets to expand deeper into and beyond the fine mapping segment of the genetic analysis market, to more aggressively target pharmaceutical companies and other for-profit institutions, particularly in areas of translational research and molecular medicine, and to eventually offer U.S. Food & Drug Administration, or FDA, cleared or approved devices for clinical diagnostics use. In 2013 we submitted a marketing application to the FDA for Premarket 510(k) clearance of a clinical version of our MassARRAY System that we have branded under the name IMPACT Dx System. If we receive this clearance for interstate commerce in the United States, it will facilitate the entry of our Sequenom Bioscience business unit into the clinical diagnostics space and expand the market opportunities for that business. Sequenom Bioscience revenues remained relatively flat in 2012 to 2013 with gross margins in excess of 60%. Given our overall strategic priorities, we are reviewing potential strategic alternatives for our Sequenom Bioscience business, which includes a possible sale of that business or joint venture involving that business. We have retained Jefferies Group LLC as our financial advisor to assist in this evaluation.
Our overall primary financial and research and development objectives for 2014 are to:

•	achieve quarterly break-even and positive cash flow in the fourth quarter of 2014; and

•
expand Sequenom Laboratories’ NIPT menu with the development of a low cost fetal chromosomal abnormality LDT performed on an alternative platform by the end of 2014, which we expect will facilitate greater international access and facilitate potential future entry into the low-risk pregnancy market.

We intend to accomplish these objectives through:

•	expanding adoption of, demand for, and reimbursement for Sequenom Laboratories' LDTs in domestic and international markets;

•	expanding Sequenom Laboratories’ LDT offerings through technology in-licensing, out-licensing, partnering and acquisitions;

•	utilizing the capacity of Sequenom Laboratories' CAP-accredited and CLIA-certified laboratory to fulfill expected increases in demand for Sequenom Laboratories’ LDT offerings;

•	increasing Sequenom Bioscience’s MassARRAY System platform and consumables sales by developing and commercializing new research use only biomarker panels;

•	obtaining FDA Premarket 510(k) clearance for Sequenom Bioscience’s IMPACT Dx System; and

•	launching and marketing the IMPACT Dx System for use in clinical diagnostic applications.
Separate from Sequenom Laboratories, Sequenom Inc. is currently in the process of planning and preparing for the development, validation, and other activities necessary to file a marketing application with the U.S. FDA seeking approval for commercialization in the United States of an in vitro diagnostic, or IVD, NIPT test for chromosomal abnormalities associated with trisomies 21, 18, and 13. We believe that having the flexibility to sell the test as an FDA approved IVD kit to other laboratories may provide us with a competitive advantage in the marketplace.
The above objectives for 2014 and our intentions for accomplishing them, and our plans to file a marketing application for an IVD NIPT test for chromosomal abnormalities associated with trisomies 21, 18, and 13, are, or contain, forward looking statements and our ability to achieve these objectives and execute our intentions and plans are subject to risks and uncertainties including but not limited to those set forth under Item 1A in this Report.

Operating Segments
A further description of the operations of our Sequenom Laboratories and Sequenom Bioscience segments is below. Revenues by segment were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenues:
Sequenom Laboratories	$119,556	$46,457	$8,319
Sequenom Bioscience	42,870	43,240	47,588
Total revenues	$162,426	$89,697	$55,907
Our Sequenom Laboratories segment grew significantly in 2012 and 2013 due primarily to the rapid market adoption of the MaterniT21 PLUS LDT. Revenues from our Sequenom Laboratories segment for the years ended December 31, 2013 and 2012 were primarily derived from the MaterniT21 PLUS and HerediT CF LDTs, and, to a much lesser extent, the SensiGene RHD and the RetnaGene AMD LDTs. For the year ended December 31, 2011, revenues from this segment were primarily derived from the HerediT CF LDT, and, to a much lesser extent, the SensiGene RHD, MaterniT21 PLUS, and RetnaGene AMD LDTs. Revenues from our Sequenom Laboratories segment were generated primarily from customers located within the United States.
We continue to recognize Sequenom Laboratories’ diagnostic testing services revenues primarily on a cash basis, until we can reliably estimate the amount that would be ultimately collected for each of the LDTs. Additionally, we continue to invest in our diagnostic services infrastructure to support Sequenom Laboratories' operations to effectively meet increasing demand for its LDTs.
Product sales and services revenues from our Sequenom Bioscience segment for 2013, 2012, and 2011 were derived from sales of research use only consumables, including our SpectroCHIP miniaturized array chips used with our iPLEX assay and other assays, our MassARRAY Systems, research use only biomarker assay panels, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues from our Sequenom Bioscience segment are generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
Sequenom Laboratories
Sequenom Laboratories is a wholly-owned subsidiary of Sequenom, Inc. and operates a laboratory with three sites located in Grand Rapids, Michigan, Raleigh-Durham, North Carolina, and San Diego, California. All three sites are CAP-accredited and CLIA-certified. Sequenom Laboratories develops and validates its LDTs for use in, and solely by, Sequenom Laboratories, as a testing service to physicians.
Sequenom Laboratories is primarily focused on expanding the commercial use of, and reimbursement for its prenatal LDTs, namely the MaterniT21 PLUS test, the HerediT CF test, and the SensiGene RHD test, and developing and offering a comprehensive menu of tests to address a fuller prenatal continuum of care. The MaterniT21 PLUS and SensiGene RHD tests use our foundational, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology. This technology uses a maternal blood sample for a prenatal diagnosis or risk assessment in order to provide reliable information about the presence, amount, or absence of fetal genetic material in early pregnancy. In the eye care field, Sequenom Laboratories has partnered with Nicox, Inc., or Nicox, for the continued commercialization of its age-related macular degeneration RetnaGene AMD test. The following is a summary of Sequenom Laboratories’ test offerings:
MaterniT21 PLUS LDT: part of the prenatal menu, Sequenom Laboratories developed, validated and exclusively performs this NIPT to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. The test is intended and offered for use in pregnant women at increased risk for fetal chromosomal abnormalities, including abnormalities associated with trisomies 21, 18, and 13. Patient samples are collected by blood draw and submitted to Sequenom Laboratories for testing and test results are reported back to the ordering clinician. Originally launched in October 2011, the test has been expanded and now includes detection of increased representation of chromosomes 21, 18 and 13 material (associated with trisomy 21, 18 and 13, respectively) and the presence of the Y chromosome, and if observed, chromosomal abnormalities associated with chromosomes 16, 22, sex chromosomes X and Y, and select microdeletions. We also expanded our international commercial footprint for this test in Europe and Asia through licensing and commercial partnerships. In addition, and toward our goal of providing a fuller prenatal continuum of care, Sequenom Laboratories offers an advanced microarray test, branded under the NextView trade name. Under a laboratory send-out agreement with us, the NextView LDT is performed exclusively by CombiMatrix Corporation, a clinical diagnostic laboratory that developed and validated the test.

The test uses fetal samples obtained by amniocentesis or chorionic villus sampling and can be ordered by a physician independently from our MaterniT21 PLUS LDT or ordered as a confirmatory test in the event of a positive MaterniT21 PLUS test result.
HerediT CF LDT: part of the prenatal menu, Sequenom Laboratories developed, validated and exclusively performs this carrier screen test to help identify individuals who may have an increased risk of having certain cystic fibrosis, or CF, genetic mutations. This test has been expanded to include screening for a broad set of phenotypically relevant genetic mutations selected from the leading Johns Hopkins CFTR2 database. Patient samples are collected via buccal (cheek) swab or blood draw and submitted to Sequenom Laboratories for testing and test results are reported back to the ordering clinician. To provide a broad spectrum of testing to physicians, we started leveraging our marketing and commercial organization and entered into laboratory send-out agreements with external laboratories to provide additional carrier screening tests for Ashkenazi Jewish disorders, spinal muscular atrophy and fragile X syndrome, which are offered along with our CF carrier screening test and are also marketed under the HerediT brand. These additional LDTs were developed, validated, and are performed by either The Mount Sinai Genetic Testing Laboratory (MGTL) or Quest Laboratories.
SensiGene RHD LDT: part of the prenatal menu, Sequenom Laboratories developed, validated and exclusively performs this NIPT to determine the presence or absence of fetal Rhesus D factor, or RHD by direct detection of the fetal RHD genotype in RhD negative mothers from a maternal blood sample. RhD incompatibility in pregnancy occurs when the mother is negative for the RHD factor and the fetus is positive. Untreated, this protein incompatibility may cause the mother to produce antibodies that destroy and eliminate the fetus’s red blood cells and could potentially lead to RhD disease in the fetus. Patient samples are collected via blood draw and submitted to Sequenom Laboratories for testing and test results are reported back to the ordering clinician.
RetnaGene AMD LDT: Sequenom Laboratories developed, validated and exclusively performs the RetnaGene AMD test to predict the risk of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Patient samples are collected by eye care professionals via buccal (cheek) swab and submitted to Sequenom Laboratories for testing and test results are reported back to the ordering clinician. In early 2014, in order to expand test access to clinicians and their patients, Sequenom Laboratories entered into a collaboration agreement with Nicox. Under the agreement, Sequenom Laboratories granted Nicox the exclusive rights to promote the RetnaGene AMD test to eye care practitioners, subject to Sequenom Laboratories’ option to co-exclusively promote and offer the test to specialized retinal disease physician practices, in the United States, Canada, Puerto Rico and Mexico. Sequenom Laboratories will perform the testing at its Michigan laboratory location, at an agreed price to Nicox.
Molecular Diagnostics Market
The molecular diagnostics testing market in the United States represents one of the fastest growing areas of the $51.7 billion clinical laboratory industry in the United States. Within the clinical laboratory industry, the molecular diagnostics market segment is currently estimated to be $4 billion growing at a rate of approximately 17% per year.
The total available markets for our currently marketed molecular diagnostics tests are estimated as follows:

•
MaterniT21 PLUS LDT: Sequenom Laboratories' MaterniT21 PLUS test is currently indicated for use in pregnant women at increased risk for fetal chromosomal abnormalities. There are approximately 4 million annual births in the United States, based on 2010 data. We estimate the increased risk market segment for NIPT to be approximately 750,000 patients per year. This segment is defined by factors including advanced maternal age at time of delivery, personal or family history and/or abnormal results from other clinical tests, such as biochemical screening or ultrasonography. In December 2012, the American Congress of Obstetrics and Gynecology, or ACOG, and the Society for Maternal-Fetal Medicine, or SMFM, issued a joint Committee Opinion (#545) supporting the use of noninvasive prenatal testing, the technology used in Sequenom Laboratories' MaterniT21 PLUS test, for pregnant women at increased risk of carrying a fetus with aneuploidy. We believe this guideline will continue to increase market adoption for NIPT for aneuploidy detection. Following the issuance of this guideline, many third-party payors have adopted positive coverage policies for reimbursement of NIPT for high-risk pregnancies. In addition, we believe there is opportunity for the same or a similar test to be marketed and offered for the low-risk pregnancy market segment of the population, and capitalizing on this opportunity by developing a low cost test is one of our future goals.

•
HerediT CF LDT: CF carrier screening is the largest volume prenatal carrier screen test performed in the United States. CF testing is recommended by ACOG and the American College of Medical Genetics, or ACMG. A number of laboratories offer a CF test. Approximately 1.1 million CF screening tests are performed annually in the United States.

•
SensiGene RHD LDT: Each year in the United States there are approximately 600,000 Rhesus D negative women who are pregnant and could benefit from assessments of the RHD genotype status of their fetuses. Sequenom Laboratories' SensiGene RHD LDT addresses a portion of this market.

•
RetnaGene AMD LDT: AMD affects 15-20 million people in the United States, over 2.5 million people in Canada, and more than 50 million people worldwide. In North America, there are 2 million people with vision loss and more than 600,000 people that are legally blind due to the disease. The worldwide incidence of the disease increases from 1 in 10 people over the age of 60 to more than 1 in 4 people over the age of 75. Sequenom Laboratories' RetnaGene AMD test provides information to the physician to predict the risk of a patient with early or intermediate AMD progressing to advanced choroidal neovascular disease within 2, 5, and 10 years.

Sequenom Laboratories Commercial Operations
Domestic
Sequenom Laboratories' MaterniT21 PLUS LDT is performed at its San Diego, California and Raleigh-Durham, North Carolina laboratory locations, and the HerediT CF, SensiGene RHD and RetnaGene AMD LDTs are performed at its Grand Rapids, Michigan laboratory location. Sequenom Laboratories' MaterniT21 PLUS test utilizes massively parallel sequencing to detect fetal DNA for analysis of the relative amount of chromosomal material. The HerediT CF, SensiGene RHD and RetnaGene AMD LDTs utilize our MassARRAY System for the performance of those tests for mutation detection and genotype determination. Sequenom Laboratories' aggregate MaterniT21 PLUS LDT testing capacity was over 300,000 tests at the end of 2013. We believe that Sequenom Laboratories currently has sufficient capacity to process all of its tests and the ability to accommodate increased test demand for the foreseeable future. We have invested substantially in Sequenom Laboratories' information technology infrastructure to enhance the ability to track samples and provide electronic ordering and reporting and have put in place sample collection and transportation logistics that can be scaled as demand for Sequenom Laboratories' molecular diagnostic testing services increases. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor test performance and to analyze data from our development studies and tests.
We believe that our information technology and other infrastructure investments have resulted in a significant operational advantage for us over our competitors, particularly for our MaterniT21 PLUS test. Patient blood specimens for the MaterniT21 PLUS test are collected by a health care professional and sent to Sequenom Laboratories where the samples are accessioned in the laboratory and prepared for further analysis and sequencing. Results are reported to the ordering clinician, typically within 7 business days or less from receipt of the sample in our laboratory. The clinical validation study for the test reported a 99.1% sensitivity rate in the detection of trisomy 21, and an approximate 1% non-reportable (“no call”) rate, where the test was unable to determine a result. We believe that this non-reportable rate is the lowest in the industry to date, and combined with its high accuracy and our prompt turn-around time, represents a significant competitive advantage.
Sequenom Laboratories' commercial infrastructure, including its sales force, managed care group, and physician support network, is critical to our future success. We have built strong domestic sales, marketing and reimbursement teams who interact directly with maternal fetal medicine specialists, obstetricians, genetic counselors and payors. Because prenatal diagnostics is a concentrated specialty, we believe that a focused marketing organization and specialized sales force, with regional and local experience, all supported by the quality of science behind our tests, is necessary in order to effectively serve the physician community. We believe Sequenom Laboratories' three-pronged approach - a direct sales program for prenatal diagnostics that targets maternal fetal medicine specialists, obstetricians, and genetic counselors; medical education programs and medical/scientific liaisons that target key external experts; and plans to continue conducting multiple clinical and laboratory-based studies with the objective of having results published in peer-reviewed journals - is the best method of increasing physician demand and increasing the number of favorable reimbursement coverage decisions by third-party payors. Sequenom Laboratories plans to continue its efforts to increase its penetration within the obstetrics market for its prenatal tests.
Sequenom Laboratories has a managed care department that works to contract with third-party payors and networks. Sequenom Laboratories' customer service call center and billing support network handle benefits investigation for patients who were ordered our tests by their health care provider. We appeal every claim for Sequenom Laboratories' LDTs that is denied by a third-party payor in order to support the use and encourage coverage of its tests. In addition, we provide physician education through our website, material provided to local advocacy groups, local and national media campaigns and educational materials and seminars provided to maternal fetal medicine specialists, genetic counselors and obstetricians.
International
We have established agreements in numerous countries with providers who collect and send us patient samples. We report the results to the ordering providers and bill the provider for the contracted amount. We also have licensed our NIPT and sequencing technologies and associated patent rights to companies to perform prenatal diagnostic tests in Germany, France and certain other German and French speaking countries, for which we receive a royalty fee. We experienced international growth in MaterniT21 PLUS test demand, and royalty income from our licensed partners in 2013, and we plan to continue to establish similar arrangements in other countries. While international competition has substantially increased during 2013 for NIPT and particularly for fetal chromosomal abnormality testing, international expansion is a key component of our growth strategy.
Sequenom Laboratories Revenues
Revenues for Sequenom Laboratories LDTs comes from several sources, including commercial third-party payors, such as health insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who then bill third-party payors for testing.
Reimbursement for Sequenom Laboratories' LDTs from third-party payors is essential to our commercial success. As of January 2014, Sequenom Laboratories has agreements with insurance companies and networks covering approximately 113 million lives. Sequenom Laboratories also performs its testing services as an out-of-network laboratory with other third-party payors. As a laboratory, Sequenom Laboratories submits claims for services performed to third-party payors and pursues reimbursement on behalf of each patient. Sequenom Laboratories' efforts on behalf of these patients takes a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, collection may be substantially limited or may not occur at all. Sequenom Laboratories offers a patient financial assistance program to assist patients with the cost of testing, depending upon their ability to pay.
We are continuing our efforts to enter into agreements to become an in-network laboratory provider with additional national payors. This should ultimately provide more timely and predictable payments and allow us to accrue revenues once we have developed sufficient collection experience to estimate the amount of revenues which we expect to collect pursuant to the contractual agreements. We expect to continue the cash basis of accounting for most of our diagnostics revenues for the foreseeable future due to payment variations as an out-of-network provider. We expect to transition to the accrual basis of accounting on a payor by payor basis as we develop additional payment experience.
2013 brought substantial change to the American Medical Association's Current Procedural Terminology, or CPT, coding structure for molecular diagnostics. This was most evident with government payors, specifically Medicaid. In mid-2013 it became apparent that most states still did not have appropriate procedure codes incorporated into their payment system for reimbursement for molecular tests, and we initiated efforts to reduce the volume of Medicaid tests from those states. At the same time, we increased our efforts to put reimbursement pathways in place with each state, and work with the American Medical Association to get a specific CPT code for the MaterniT21 PLUS test. We have made some progress and our efforts continue.
In the past we have had difficulty obtaining third-party payor coverage on behalf of patients for the RetnaGene AMD LDT and do not expect that to change for the foreseeable future. As a result, our business model has evolved and our near-term expectations and our business arrangement with Nicox, Inc. are based primarily on a patient self-pay payment model, without reimbursement from third-party payors.
In May 2013, we brought our billing process in-house and have developed a billing department dedicated to collections from third-party payors and patients. An internal billing and reimbursement department provides better visibility to the status of our claims and explanation as to denial of claims by third-party payors.
We have focused substantial resources on obtaining reimbursement coverage for Sequenom Laboratories' LDTs, particularly the MaterniT21 PLUS LDT. We believe the key factors driving adoption of and reimbursement for its LDTs include the ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of the tests, clinical presentations at major symposia, and the inclusion of noninvasive prenatal diagnostic testing for fetal aneuploidy in clinical practice guidelines.
Isis Innovation License Agreement
We exclusively in-license from Isis Innovation Ltd., or Isis, patent rights (including U.S. Patent No. 6,258,540 and its foreign equivalents) to use circulating cell-free fetal, or ccff, nucleic acids for diagnostic testing of serum and plasma samples obtained from pregnant women, which we use extensively for the development and commercialization of our prenatal LDTs. In October 2013, U.S. Patent No. 6,258,540 was ruled invalid by the U.S. District Court for the Northern District of California and we have appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. These exclusive license rights, which are platform independent and not limited to massively parallel sequencing or mass spectrometry, cover the diagnostic use of ccff nucleic acids in territories that include the United States, Canada, Europe, Japan, Australia, and Hong Kong.
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
The Chinese University of Hong Kong License Agreements
We have exclusively in-licensed patent rights from The Chinese University of Hong Kong, or CUHK, which cover the use of circulating cell-free fetal nucleic acids from biological samples, including plasma, serum, whole blood and urine, for prenatal diagnostic testing by massively parallel sequencing. In January 2014, the European Patent Office, or EPO, issued patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” invented by Drs. Dennis Lo, Rossa Chiu, and Kwan Chee Chan of CUHK. The patent claims novel methods for detecting fetal aneuploidy using sequencing and was the first patent filing made in the EPO directed to such novel methods. Sequenom holds exclusive rights to the patent, which provides coverage across all countries in the European Union, and also includes Liechtenstein, Monaco, Norway and Switzerland. Our exclusive license rights also include pending U.S. patent application publication no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and pending U.S. patent application nos. 13/070,266 (publication no. US2012/0003637), 13/070,275 (publication no. US2011/0318734), 13/417,119 (publication no. US2012/0208708), and 12/178,181 (publication no. US2009/0029377), each entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing," and pending foreign equivalents in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa. Certain of our license rights, which are unrelated to prenatal diagnostic testing by massively parallel sequencing, are non-exclusive. Under this license agreement with CUHK, CUHK maintains the right to use and develop any of the licensed technology solely for academic, research and publication purposes, and with respect to one of the licensed patent applications, reserves the right to use the licensed application in accordance with its agreement with the Government of the Special Administration Region of Hong Kong. In addition, CUHK has the right to grant to the Commissioner for Innovation and Technology a non-exclusive, world-wide license to certain of our in-licensed patent rights, which do not relate to prenatal diagnostic testing by massively parallel sequencing. Under this agreement, we paid an upfront license fee to CUHK and are required to make milestone payments upon commercial and regulatory events achieved with respect to products developed or produced using the licensed patent rights and to pay royalties on net sales of such products, including specified minimum royalty amounts.
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

Illumina Sale and Supply Agreement
In July 2011, we entered into a Sale and Supply Agreement, as amended, with Illumina, Inc., or Illumina, which expires in July 2016, under which we purchase laboratory equipment and consumables used for our fetal chromosomal detection applications, including the MaterniT21 PLUS test. This agreement requires that we submit periodic binding forecasts for consumables. Beginning in 2013, in the event that we purchase less than a specified amount of consumables during any calendar year, Illumina will be relieved of certain of its obligations and representations under the agreement, including certain of Illumina's obligations with respect to pricing terms of the consumables that we purchase. Additionally, the agreement provides that we and Illumina will work collaboratively toward our marketing application with the FDA for regulatory approval of an IVD for the detection of fetal chromosomal abnormalities.
Sequenom Bioscience
Sequenom Bioscience manufactures and sells worldwide, our proprietary MassARRAY System, a mass spectrometry based platform for genetic analysis comprised of research use only hardware, software applications, and consumables, including SpectroCHIP miniaturized array chips, research use only biomarker assay panels, and reagents. The MassARRAY System is a high-performance (in speed, accuracy, sample throughput, and cost efficiency) nucleic acid analysis research use only platform that quantitatively and precisely measures genetic target material and variations. Our MassARRAY System is widely accepted as a leading high-performance DNA analysis system for genotyping, somatic mutation analysis, and fine mapping and continues to gain traction for applications such as agricultural genomics and clinical research. The MassARRAY System is marketed primarily for mid-level plexing applications, that is, measuring up to 400 biomarkers simultaneously in a single sample. Our research customers include premier clinical research laboratories, agricultural biotechnology, biotechnology and pharmaceutical companies, academic institutions, and various government agencies worldwide. Our MassARRAY System provides reliable results for a wide range of DNA/RNA analysis applications, including single nucleotide polymorphism, or SNP, genotyping, detection of mutations, analysis of copy number variants, and other structural genome variations. In addition, the MassARRAY System provides quantitative gene expression analysis, quantitative DNA methylation analysis, comparative sequence analysis of haploid organisms, SNP discovery, and oligonucleotide quality control. These applications are provided through proprietary research use only application software that operates on the MassARRAY System and through the purchase of consumable SpectroCHIP miniaturized array chips and reagents and research use only marker panels. While the MassARRAY System is versatile across many applications, it is a robust and cost-effective genotyping and somatic mutation analysis solution enabled through our research use only iPLEX multiplexing assay, which permits multiplexed SNP and somatic mutation analysis. Our high performance nucleic acid analysis system has been designed to meet customer demand for a bench top instrument with greater flexibility across multiple applications, improved reliability and faster performance and is designed to empower the basic and translational research community to advance findings from discovery genetic and biomarker studies toward biomarker validation and potential clinical utility in diagnosis, prognosis and monitoring of diseases.
Our research and development efforts in our Sequenom Bioscience unit are committed to producing new and improved components and research use only applications for the MassARRAY System that deliver greater system versatility and higher data quality at a competitive price per data point. These research and development activities and new applications also serve to facilitate and support Sequenom, Inc.’s molecular diagnostic initiatives.
We submitted a Premarket 510(k) Notification to the U.S. FDA in 2013 for the clinical version of the MassARRAY System (branded under the IMPACT Dx System name), and anticipate receiving FDA 510(k) clearance for that System in 2014. We also plan to apply for a CE mark for sale of the System in the European Union in 2014. These activities are intended to facilitate Sequenom, Inc.’s entry into the clinical diagnostics market as a clinical instrument provider, and to pave the way for similar worldwide regulatory approvals.
Sequenom Bioscience Commercial Operations
To provide customer support and in an effort to maximize sales and market penetration, we have established direct sales and support employees serving North America, Europe and Asia, in addition to utilizing sales and distribution partners in several major countries throughout the world. Sequenom Bioscience has sales and support offices in San Diego, California, Germany, China, Japan, and Australia and conducts its manufacturing and most of its research and development efforts in the San Diego office.
Genetic Analysis Markets
Oncology and Translational Research
Our MassARRAY System products include key research tools for translational and clinical research targeted at oncology. These tools allow evaluation of genomic alterations and mutations, including a variety of genetic aberrations such as the activation/inactivation of proto-oncogenes or tumor suppressor genes through single or multi-base nucleotide alterations, large genomic deletions, large and small intragenic deletions, chromosomal translocations, as well as aberrant promoter methylation and other epigenetic events. We have developed and sell research use only biomarker assay panels for use with the MassARRAY System in conjunction with oncology research; these research use only panels are branded under the names OncoCarta, OncoFocus, LungCarta, and MelaCarta. The panels include mutations known or suspected to be associated with cancer, and specifically with respect to the LungCarta and MelaCarta panels, with lung cancer and melanoma or skin cancer, respectively.
Pharmaceutical Research
Pharmaceutical and biotechnology companies are developing molecularly targeted therapies against a wide variety of diseases. A number of these companies use MassARRAY Systems to identify genetic alterations arising in tumors or residing in an individuals' genome. These include the identification of genetic alterations in gene pathway members targeted by particular treatments with the goal of identifying alterations affecting the efficacy of those treatments. In addition, pharmaceutical and biotechnology companies are identifying alterations that reside in subsets of individuals that may provide insights into potential drug safety considerations. We have developed and sell a research use only biomarker assay panel for use with the MassARRAY System in conjunction with pharmaceutical research; this research use only panel is branded under the name ADME PGx. This panel includes core polymorphisms that have a known effect on drug metabolism.
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
Agricultural: Plant Crops and Livestock
There is market demand for genetic testing as it relates to trait selection and feedlot management. There is also demand for genetic analysis of crops, including maize, rice, sugarcane, and others for potentially growing agricultural products with enhanced traits, such as nutritional quality, disease resistance, and crop yields. Our MassARRAY System is used by livestock-focused service providers in the United States and Europe for genotyping, due to its suitability for routine testing of a large number of DNA samples with modest numbers of SNPs. Our competitive advantage in the livestock market is based upon the capability of the MassARRAY System to perform high-volume routine testing. This advantage is recognized by plant crop researchers who use the MassARRAY System to identify molecular markers associated with beneficial traits. While other genetic analysis platform companies have been successful in the whole genome mapping segment of the market, the MassARRAY System is marketed and provides more compelling value for the evaluation of subsets of markers and for the application of genetic tests that simultaneously assess the status of tens to hundreds of markers.
Blood Typing and Sample Identification
Other biomarker assay panel opportunities include blood typing and sample identification applications. We are in the process of completing the development of and preparing for the commercial launch of a blood typing marker assay panel branded under the names HemoCarta and Hemo ID. These research use only panels are blood typing panels for use in conjunction with the MassARRAY System. Also, we have developed and sell a sample identification biomarker assay panel for use with the MassARRAY System that can be used for forensics or other applications where human DNA sample identity or confirmation is required. This research use only panel is branded under the name Sample ID.
Intellectual Property
To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts.
We have implemented a diligent patent strategy, including in-licensing, designed to facilitate our research and development and commercialization of current and future products. Our patent portfolio, including in-licensed patent rights, includes approximately 638 issued or allowed patents and approximately 442 pending patent applications in the United States and other major industrial nations throughout the world.
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
The issued patents include U.S. Patent Nos. 6,258,540, 6,927,028, and 6,664,056, and foreign equivalents. We in-license U.S. Patent No. 6,258,540, entitled “Noninvasive Prenatal Diagnosis” and its foreign equivalents (issued in Australia, Canada, Europe, Hong Kong, and Japan) from ISIS in the United Kingdom and those patents expire in 2018. As described in Item 3 of this Report, in October 2013, U.S. Patent No. 6,258,540 was ruled invalid by the U.S. District Court for the Northern District of California and that ruling has been appealed by us to the U.S. Court of Appeals for the Federal Circuit. The U.S. Patent No. 6,258,540's, or the ’540 Patent, validity is separately being challenged in inter partes review proceedings (Ariosa Diagnostics v. Isis Innovation Limited, Case IPR2012-00022 (MPT)) before the Patent Trial and Appeal Board (PTAB) of the U.S. Patent Office. The European counterpart patent to U.S. Patent No. 6,258,540 is European Patent No. 994963. The EP 994963 patent was the subject of an Opposition proceeding in the EPO which was brought against ISIS by Ravgen, Inc. The opposition concluded with the EPO's decision to affirm the grant of the EP 994963 patent, however, with amended claims consistent with the issued claims of its counterpart U.S. patent. Ravgen appealed the EPO's decision (Appeal No. T146/07-334) and subsequently the Boards of Appeal of the EPO rejected the appellants arguments and dismissed the appeal and upheld the EP 994963 patent. We in-license U.S. Patent Nos. 6,927,028 and 6,664,056 and their foreign equivalents from CUHK and those patents relate to methods of differentiating DNA between individuals based on methylation differences and methods for determining the sex of a human fetus using messenger RNA. The ‘028 and ‘056 Patents and their foreign equivalents expire in 2021 and 2022. Our prenatal diagnostic patent portfolio also includes issued patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing.” This patent claims novel methods for detecting fetal aneuploidy using massively parallel sequencing and was the first patent filing made in the EPO directed to such novel methods. Sequenom holds exclusive rights (from CUHK) to the patent, which provides coverage across all countries in the European Union, and also includes Liechtenstein, Monaco, Norway and Switzerland. Pending patent applications that we in-license from CUHK covering the use of cell-free fetal nucleic acids from biological samples for prenatal diagnostic testing by massively parallel sequencing, include pending U.S. patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and pending U.S. patent application nos. 13/070,266 (publication no. US2012/0003637), 13/070,275 (publication no. US2011/0318734), 13/417,119 (publication no. US2012/0208708), and 12/178,181 (publication no. US2009/0029377), each entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing," and pending foreign equivalents in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa. It is difficult to predict when patents will issue from these pending applications, if at all. In filings with the U.S. Patent and Trademark Office, or the USPTO, competitor Verinata Health, Inc. (a wholly owned subsidiary of Illumina, Inc.), or Verinata, has claimed the same or substantially the same inventions as claimed in pending applications that we in-license from CUHK. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. Patent No. 8,008,018, which is licensed to Verinata. On May 3, 2013, the USPTO declared a second patent interference (Patent Interference No. 105,922 (DK)) between our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and U.S. patent no. 8,195,415, licensed to Verinata. On May 3, 2013, the USPTO declared a third patent interference (Patent Interference No. 105,923 (DK)) between our in-licensed pending patent application no. 12/178,181 (publication no. US2009/0029377 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On May 3, 2013, the USPTO declared a fourth patent interference (Patent Interference No. 105,924 (DK)) between our in-licensed pending patent application no. 13/417,119 (publication no. US2012/0208708 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. The USPTO may declare additional patent interferences including other pending patent applications and/or patents owned or controlled by us and Verinata.
The majority of our issued U.S. patents pertaining to mass spectrometry-based nucleic acid analysis methods and technology will expire by 2017. U.S. Patent Nos. 6,500,621, 6,300,076, 6,258,538, and 5,869,242 and European Patent No. EP 0815261 each claim nucleic acid analysis by mass spectrometry methods, including methods that may be performed using our MassARRAY System. Each of these patents expires in 2015. We also have other patents covering specific applications of our mass spectrometry-based nucleic acid methods and technology that are used with our MassARRAY System. U.S. Patent Nos. 8,003,317 and 8,349,566 and European Patent Nos. EP1660680B1 and EP2107129B each claim methods of multiplexed nucleic acid analysis. Each of these patents expires in 2025. We also have patents related to our SpectroCHIP array chips, and methods of using such chips, including U.S. Patent No. 7,019,288 which expires in 2024, and U.S. Patent No. 7,888,127 which expires in 2028, and pending foreign equivalents in Australia, Canada, China, Europe, Hong Kong, India, Japan and Korea.

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
In the future, parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether parties will assert such claims against us, or whether those claims will harm our business. For example, as described in Item 3 of this Report, Verinata and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) have filed a complaint against us asserting infringement of U.S. Patent No. 7,888,017 titled “Non-invasive Fetal Genetic Screening by Digital Analysis”, or the '017 patent, U.S. Patent No. 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing”, or the '018 patent, and U.S. Patent No. 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing”, or the '415 patent, which include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. Challenging the validity of those patents and defending against claims of infringement of those patents, or if we have to defend against any other asserted intellectual property right, is and will be costly and divert management's attention and resources. As a result of such disputes, we may have to develop costly alternative technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
Competition
We face competition from various companies developing and commercializing diagnostic assays, and from various companies researching and developing prenatal diagnostic technology, and from various companies offering nucleic acid analysis systems and services.
In the molecular diagnostics business, including the noninvasive prenatal diagnostic market, some of Sequenom Laboratories' LDTs are based on detection of ccff nucleic acid in maternal plasma. Our competition arises from other parties using the same or similar methods as well as alternative methods of noninvasive prenatal diagnostics such as fetal cell purification from maternal blood and trophoblast purification from cervical swabs, fetal cell approaches, and other sequencing approaches. Competitors and potential competitors include Ariosa Diagnostics, Inc., Beijing Genomics Institute, Cellscape Corp., Celula Inc., Ikonysis, Inc., Kellbenx, Inc., Laboratory Corporation of America Holdings, Inc., Natera, Perkin Elmer, Inc., Quest Laboratories, Verinata and others. We also have a Sale and Supply Agreement with competitor Verinata’s parent company, Illumina, Inc., under which we purchase laboratory equipment and consumables used for our fetal chromosomal detection applications, including the MaterniT21 PLUS test.
In the genetic analysis marketplace, our MassARRAY System competes with alternative technology platforms that differ in cost per data point, throughput, sample amplification, analysis process, sample separation or method of DNA detection, turnaround time and quality of results. Most competitive technologies do not rely on direct detection methods such as mass spectrometry, but instead use indirect sample detection methods, such as hybridization or labeling. Competitive technologies are offered by Life Technologies Corporation, Illumina, Qiagen, Fluidigm Corp., Ibis Biosciences, Inc. (now Abbott Laboratories), Luminex, KBiosystems, RainDance Technologies, Inc., and others.
Research and Development
We believe that investment in research and development is essential to establishing a long-term competitive position as a provider or an enabler of diagnostic tests and as a provider of genetic analysis tools. Our research and development expenses for the years ended December 31, 2013, 2012 and 2011, were $46.5 million, $50.5 million, and $53.3 million, respectively.
During 2013, we conducted most of our research and development activities at our facilities in San Diego, California. Our research and development capabilities are augmented by advisory and collaborative relationships with others.
During 2013, we reviewed our research and development initiatives and determined to focus our research and development efforts on our key initiatives. These efforts were primarily focused on our continuing development and commercialization of Sequenom Laboratories' MaterniT21 PLUS test for fetal aneuploidies and other genetic abnormalities, development of alternative technologies, assay formats and expansion of Sequenom Laboratories' RetnaGene AMD LDT from a lifetime risk prediction to prediction of the genetic risk of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years and development of improved or next generation tests including an expanded panel for Sequenom Laboratories' HerediT CF test, and validation of an additional laboratory location in Raleigh-Durham, North Carolina. Sequenom Bioscience research and development efforts included expansion of the applications for our MassARRAY technology, the introduction of new research use only panels for our research and translational medicine customers as well as activities required to seek FDA 510(k) clearance for the IMPACT Dx System.
Government Regulation
Regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production and marketing of IVD tests, including tests that may be developed by us or our corporate partners, collaborators or licensees. An IVD test developed by us or our collaborators may require regulatory approval by governmental agencies prior to commercialization. Tests that we develop in the diagnostic markets, depending on their intended use, may be regulated as medical devices by the FDA and regulatory agencies or bodies of other countries. In the United States, an IVD test may require either approval through the Premarket Approval process, or PMA, or clearance through the 510(k)notification process from the FDA prior to marketing in the United States. The 510(k) notification process usually takes from three to six months from submission to clearance, but can take significantly longer. The PMA approval process is much more costly, lengthy, and uncertain and generally takes from nine to eighteen months from submission to approval, but can take significantly longer. The receipt and timing of regulatory clearances or approvals for the marketing of such IVD tests may have a significant effect on our future revenues. Various federal and state regulations also govern or influence the manufacturing, safety, labeling, storage, registration, listing, record keeping, adverse event reporting, import, export and marketing of IVD tests.
Obtaining these FDA clearances or approvals and the subsequent compliance with these regulations will require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any clearances or approvals will be granted. Any such delay in obtaining or failure to obtain such clearances or approvals could adversely affect our ability to achieve sales revenues, royalties or other license-based fees. Current governmental regulations may change as a result of future legislation or administrative action and cannot be predicted. As mentioned above, our strategy focuses on capitalizing on our potential in molecular diagnostics markets with various diagnostic tests and laboratory platform systems. Sequenom Laboratories' approach involves the development and launch of LDTs as a testing service to physicians. Sequenom Laboratories is responsible for the development, validation, and commercialization of the testing service. Such LDTs, which are performed exclusively by Sequenom Laboratories using processes developed by Sequenom Laboratories, are under the purview of the Centers for Medicare & Medicaid Services, or CMS, under the CLIA and state agencies that provide oversight of all laboratory testing (except research) performed on human specimens in the United States to ensure the accuracy and reliability of laboratory testing. To date, the FDA has exercised its enforcement discretion to not regulate LDTs, as LDTs are developed and used by a single laboratory and not sold to other laboratories or health care professionals. The FDA continues to review its approach to regulation of LDTs and the laws and regulations may undergo change as a result of future legislation or administrative action and these changes, when implemented, may have an impact to our business.
Hazardous Materials
Our research and development activities involve the controlled use of hazardous materials and chemicals; however, the concentration and volumes of these chemicals are limited. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and chemicals, as well as certain waste products.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation
Sequenom Laboratories and any other CLIA-certified laboratories that we may partner with are subject to CLIA regulations, which regulate all clinical laboratories that perform testing (except research) on human specimens by requiring that they be certified by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. Sequenom Laboratories holds a CLIA certification to perform high complexity testing. CLIA compliance and certification is a prerequisite to be eligible to bill for services provided to governmental health care program beneficiaries. Sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory's ability to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on our business.
CLIA-certified laboratories must undergo on-site surveys at least every two years, which may be conducted by the federal CLIA program or by a private CMS approved accrediting agency, such as CAP, among others, and may be subject to additional random inspection. Sequenom Laboratories is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls and/or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania, and Rhode Island, each require that we obtain and maintain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. CLIA does not preempt state laws that have established laboratory quality standards that are at least as stringent as federal law, which currently includes Washington and New York State. Sequenom Laboratories is a permitted laboratory in New York State for several of its LDTs. Potential sanctions for violation of state statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations. Sequenom Laboratories believes that it is in compliance with all applicable laboratory requirements and that its laboratory locations are licensed, certified and accredited by the appropriate state agencies in the states in which it does business, however no assurances can be given that the laboratory will pass future re-certification or accreditation inspections.
Coverage and Reimbursement of Clinical Laboratory Services
Coverage and reimbursement of Sequenom Laboratories tests by government and private payors is essential to our commercial success. Clinical laboratory testing services, when covered by government payors, such as Medicare and Medicaid in the United States, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare in the United States, payment is generally made under the clinical laboratory fee schedule with amounts assigned to specific procedure billing codes. In recent years, federal legislation has mandated cuts to the clinical laboratory fee schedule, and levels of reimbursement may continue to decrease in the future, which may harm the demand for and reimbursement available for our tests, which in turn, could harm pricing and sales. In addition, CMS has implemented a new set of CPT codes applicable to molecular diagnostics tests in 2013 without a fee schedule, and these coding changes negatively affected our test pricing and reimbursement. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of reductions in the clinical laboratory fee schedule, certain third party payors may also reduce reimbursement amounts.
The U.S. government and other governments have shown significant interest in pursuing health care reform and reducing health care costs. Any government-adopted reform measures could cause significant pressure on the pricing of health care products and services, including Sequenom Laboratories' MaterniT21 PLUS test and its other LDTs, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues.
Privacy and Security of Health Information
The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, collectively referred to as HIPAA, establish uniform standards governing the conduct of certain electronic health care transactions and require certain entities, called covered entities, to comply with standards that include the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates - independent contractors or agents of covered entities that have access to protected health information in connection with providing a service on behalf of a covered entity. These agreements require business associates to safeguard the covered entity's PHI against improper use and disclosure. The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which became effective on February 17, 2010, makes certain of HIPAA's privacy and security standards directly applicable to business associates. We are a covered entity and also a business associate of our covered entity customers, and pursuant to the terms of the business associate agreements we have entered, we have certain obligations regarding the use and disclosure of any PHI that may be provided to us, and we could incur significant liability if we failed to meet such obligations. Among other things, HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions.
The HHS has promulgated standards under HIPAA with which we currently are required to comply. First, we must comply with HIPAA's standards for electronic transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We have been required to comply with these standards since October 16, 2003. We must also comply with the standards for the privacy of individually identifiable health information, which limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of health care to the individual or payment for that health care, if the individual can or may be identified by such information. We were required to comply with these standards by April 14, 2003. Additionally, we must comply with HIPAA's security standards, which require us to ensure the confidentiality, integrity and availability of all electronic protected health information that we create, receive, maintain or transmit, to protect against reasonably anticipated threats or hazards to the security of such information, and to protect such information from unauthorized use or disclosure. We were required to comply with these standards by April 21, 2005. On January 17, 2013, the HHS Office of Civil Rights issued an omnibus final rule interpreting and implementing various aspects of HIPAA and HITECH. Among other things, the omnibus final rule further expanded business associates' liability for violations of HIPAA's privacy and security standards and added new obligations on business associates, including with respect to covered entities, subcontractors, government authorities, and individuals. We were required to comply with these standards by September 23, 2013.
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

Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals and opportunities. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between health care providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the federal Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals.
In December 1994, the HHS Office of Inspector General, or OIG, issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the federal Anti-Kickback Statute. The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the federal Anti-Kickback Statute, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.
Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, HHS issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions which, if all of their requirements are met, will assure health care providers and other parties that they may not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.
While we believe that we are in compliance with the federal Anti-Kickback Statute, there can be no assurance that our relationships with physicians, hospitals and other customers will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the federal Anti-Kickback Statute could have a negative effect on our business.
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
We are subject to a federal law directed at “self-referrals,” commonly known as the Stark Law, which prohibits, with certain exceptions, payments made by a physician to a laboratory in exchange for the provision of clinical laboratory services, presenting or causing to be presented claims to Medicare and Medicaid for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per claim submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal governmental payor programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states, including California, also have anti-“self-referral” and other laws that are not limited to Medicare and Medicaid referrals.
Further, in addition to the privacy and security regulations stated above, HIPAA created two federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.
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
Employees
As of February 14, 2014, we employed 570 persons, of whom 59 hold Ph.D. or M.D. degrees and 84 hold other advanced degrees. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.
Executive Officers
Our executive officers, their positions with us, and their ages as of February 14, 2014 are as follows:

Name	Age	Position
Harry F. Hixson, Jr., Ph.D.	75	Chief Executive Officer and Director
William Welch, M.B.A	52	President and Chief Operating Officer
Paul V. Maier, M.B.A.	66	Chief Financial Officer
Carolyn D. Beaver	56	Vice President and Chief Accounting Officer
Allan Bombard, M.D., M.B.A.	61	Chief Medical Officer
William Bowen	61	Senior Vice President, General Counsel, and Secretary
Michael Monko, M.B.A.	54	Senior Vice President, Bioscience
Dirk van den Boom, Ph.D.	43	Executive Vice President, Research and Development and Chief Scientific Officer
Robin Weiner, M.B.A.	58	Senior Vice President, Quality and Regulatory Affairs
Harry F. Hixson, Jr., Ph.D. Dr. Hixson has served as our Chief Executive Officer since September 2009. Dr. Hixson has served as Chairman of our board of directors since 2003. He served as a director of BrainCells, Inc., a biopharmaceutical company, from December 2003 to February 2011, where he also served as chief executive officer from July 2004 until September 2005. Dr. Hixson served as chief executive officer of Elitra Pharmaceuticals, Inc., a biopharmaceutical company focused on anti-infective drug development, from February 1998 until May 2003. He served as president and chief operating officer of Amgen Inc., and as a member of its board of directors from 1988 to 1991. Prior to Amgen, Dr. Hixson held various management positions with Abbott Laboratories, including vice president, diagnostic products business group, and vice president, research and development, in the Diagnostics Division. Dr. Hixson also is a director of Arena Pharmaceuticals, Inc., and from September 2006 until May 2010 served as a director of Infinity Pharmaceuticals, Inc., and from February 2009 until September 2010 served as a director of Novabay Pharmaceuticals. Dr. Hixson received his Ph.D. in Physical Biochemistry from Purdue University and an M.B.A. from the University of Chicago.
William Welch, M.B.A. Mr. Welch has served as our President and Chief Operating Officer since December 2012. Previously, he served as our Senior Vice President, Diagnostics, since January 2011. Prior to Sequenom, Mr. Welch was a consultant to molecular diagnostic companies in the personalized medicine sector. From August 2005 to September 2009, Mr. Welch was senior vice president and chief commercial officer at Monogram Biosciences, or Monogram, a bioscience laboratory services company. Prior to Monogram, Mr. Welch held commercial management positions at La Jolla Pharmaceuticals and Dade Behring MicroScan. Mr. Welch entered the healthcare field with Abbott Laboratories where he held progressive management positions, including General Manager. Mr. Welch received his M.B.A from Harvard University and a B.S. with honors in chemical engineering from the University of California, Berkeley.
Paul V. Maier, M.B.A. Mr. Maier has served as our Chief Financial Officer since November 2009. Mr. Maier served as senior vice president and chief financial officer of Ligand Pharmaceuticals Incorporated from 1992 until January 2007, where he helped build Ligand from a venture stage company to a commercial, integrated biopharmaceutical organization. Prior to Ligand, Mr. Maier spent six years in various management and finance positions at ICN Pharmaceuticals. Mr. Maier currently serves as a director of International Stem Cell Corporation and Apricus Biosciences. Mr. Maier received his M.B.A. from Harvard University.

Carolyn D. Beaver, CPA. Ms. Beaver has served as our Vice President and Chief Accounting Officer since June 2012. Ms. Beaver was previously Corporate Vice President and Controller of Beckman Coulter, Inc., a biomedical laboratory instrument and test company, from August 2005 until June 2012, and was named Chief Accounting Officer in October 2005 until July 2011, following the acquisition of Beckman Coulter, Inc. by Danaher Corporation. She served as interim Chief Financial Officer from July 2006 through October 2006. Ms. Beaver was a director of Commerce National Bank, Newport Beach, California, chair of its audit committee and a member of its asset/liability committee from 2005 until the bank was acquired in 2013. Ms. Beaver was an audit partner with KPMG LLP from 1987 through April 2002. Ms. Beaver received a B.S. in Business Administration, magna cum laude, from California State Polytechnic University, Pomona, California.
Allan Bombard, M.D., M.B.A. Dr. Bombard has served as our Chief Medical Officer since January 2009 and one of our CLIA/CAP Laboratory Directors since June 2010. From October 2008 to January 2009, Dr. Bombard was the chief executive officer of Lenetix Medical Laboratory, which provided genetic screening and diagnostic testing for obstetricians, gynecologists, family practitioners, nurse midwives, laboratories, diagnostic facilities and other health care providers. From April 2005 to October 2008, Dr. Bombard was chief medical officer of Sharp Mary Birch Hospital for Women. From 2002 to 2005, Dr. Bombard served as senior vice president, chair, and residency program director of the Department of Obstetrics and Gynecology at Lutheran Medical Center. Prior to Lutheran Medical Center, he served as the western U.S. medical director for women's health at Aetna. Dr. Bombard is currently clinical professor in the Department of Reproductive Medicine at the University of California San Diego and Visiting Professor at the Albert Einstein College of Medicine, Bronx, New York. Dr. Bombard received his M.D. from the George Washington University and his M.B.A. from the University of San Diego.
R. William Bowen, J.D. Mr. Bowen has served as our Senior Vice President, General Counsel and Secretary since October 2012. Mr. Bowen previously served as Senior Vice President, General Counsel and Secretary of Gen-Probe Incorporated, or Gen-Probe, a molecular diagnostic company focused on infectious disease, from June 1997 to August 2012. Prior to Gen-Probe, Mr. Bowen was a business litigation partner with the law firm of Luce, Forward, Hamilton & Scripps in San Diego, California. Mr. Bowen received his J.D. and a B.S. in commerce from the University of Virginia.
Michael Monko, M.B.A. Mr. Monko has served as our Senior Vice President, Bioscience since July 2011 and previously served as our senior vice president, sales and marketing since August 2006. Mr. Monko served as vice president of sales for the organization that is now the diagnostics strategic business unit of Millipore, a bioscience research and biopharmaceutical manufacturing supplier, from 2005 to July 2006. Previously, he served 19 years in various sales roles at Invitrogen Corporation (now Life Technologies, Corp.), a biotechnology tools company. Mr. Monko received his M.B.A. from Babson College.
Dirk van den Boom, Ph.D. Dr. van den Boom has served as our Executive Vice President, Research and Development and Chief Technology Officer since December 2012 and was named our Chief Scientific Officer in January 2014. Previously he had served as our Senior Vice President of Research and Development since August 2010 and as our Vice President, Research and Development from October 2009 to August 2010. Dr. van den Boom joined Sequenom in 1998 in the company's Hamburg offices, subsequently serving in various management roles within our research and development department. Dr. van den Boom has co-authored more than 50 scientific articles and is inventor on 48 patents/patent applications. Dr. van den Boom received his Ph.D. in Biochemistry/Molecular Biology from the University of Hamburg where he focused on various aspects of nucleic acid analysis with mass spectrometry.
Robin Weiner, M.B.A. Ms. Weiner has served as our Senior Vice President, Quality and Regulatory Affairs since October 2010. Prior to joining us, Ms. Weiner was an independent regulatory consultant to biotechnology companies, focusing on regulatory strategy, product submissions and quality management systems. From 2004 to 2007, Ms. Weiner served as vice president regulatory and government affairs at Biosite Incorporated, a medical device company, and was responsible for leading Biosite's worldwide product approvals and regulatory compliance activities. Ms. Weiner received her M.B.A. in business administration from National University and a B.A. from the University of California, San Diego.
Available Information
We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the U.S. Securities and Exchange Commission, or the SEC. We will supply a copy of any document we file with the SEC, without charge. To request a copy, please contact Investor Relations, Sequenom, Inc., 3595 John Hopkins Court, San Diego, CA, 92121, USA. The public may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov, where the SEC maintains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge through our website at www.sequenom.com. We also regularly post on our corporate website copies of our press releases as well as additional information about us. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, when we file our reports with the SEC, or when certain other information becomes available.

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
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom Laboratories' LDTs, including the MaterniT21 PLUS test. Sequenom Laboratories has committed significant research and development resources for the development and validation of LDTs and we have likewise invested significant research and development resources for its life sciences research bioscience products and services and potential future diagnostic products. There is no guarantee that Sequenom Laboratories will successfully maintain its current revenues or generate additional revenues or significant revenues from any of its testing services, including its MaterniT21 PLUS test, or any other testing services that it plans to launch in the future. Sequenom Laboratories has launched testing services for prenatal fetal chromosomal abnormalities, CF carrier screening, noninvasive prenatal Rhesus D genotyping, and risk assessment of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Sequenom Laboratories MaterniT21 PLUS test, which was originally launched in October 2011, detects fetal chromosomal abnormalities. We and Sequenom Laboratories have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for tests. If we and Sequenom Laboratories, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate revenues or will not generate or maintain significant revenues from the sale of such tests or Sequenom Laboratories' testing services. A number of factors could impact our and Sequenom Laboratories' ability to sell noninvasive prenatal diagnostic or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

•
the availability of alternative and competing tests or products, such as those using targeted sequencing based or single nucleotide polymorphism (SNP) based approaches for NIPT to detect fetal chromosomal aneuploidies, or other approaches that may have a lower cost of goods and/or be less expensive to perform compared to Sequenom Laboratories’ MaterniT21 PLUS test or its other tests, and which in turn may result in lower prices offered by competitors;

•	technological innovations or other advances in medicine that cause our technologies to be less competitive;

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay and uncertainty related to recent changes in CPT codes;

•
our ability to establish and maintain sufficient intellectual property rights in our products, including our ability to overturn the Northern District of California’s order ruling our in-licensed ‘540 Patent to be invalid, and our ability to ultimately enforce the ‘540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

•
our freedom to operate and intellectual property rights held by others, including U.S. Patent No. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and No. 8,8008,018 titled “Determination of Fetal Aneuploidies By Massive Parallel DNA Sequencing” and No. 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” assigned to Stanford and licensed to Verinata;

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the ability to implement and maintain controls and risk management measures as appropriate;

•	reliance on Sequenom Laboratories, which is subject to routine governmental oversight and inspections for continued operation pursuant to the CLIA to process tests ordered by physicians;

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

•	compliance with federal, state and foreign regulations governing laboratory testing on human specimens;

•	the marketing and sale of research use only or other tests;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of noninvasive prenatal or other tests;

•
changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating prenatal testing;

•	the extent and success of Sequenom Laboratories' sales and marketing efforts and ability to drive continued adoption of its testing services, including the MaterniT21 PLUS test;

•	the extent to which payors and health care providers may limit or deny the addition of new laboratory-developed test service providers to their programs;

•	general changes or developments in the market for women's and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to license and protect our patented technologies and our other technologies.
Sequenom Laboratories may not be able to collect all or any of the estimated range of $46 million to $51 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Sequenom Laboratories’ business is substantially dependent on its ability to obtain reimbursement for its LDTs, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors. As of December 31, 2013, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $46 million to $51 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact Sequenom Laboratories’ ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If Sequenom Laboratories is unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies (for example, Verinata, a wholly-owned subsidiary of Illumina, Inc.), have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted and may in the future result in lawsuits being brought against us and/or our customers, and could negatively affect demand for our products, particularly Sequenom Laboratories’ MaterniT21 PLUS test, and our ability to maintain existing or enter into new agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our research use only iPLEX products and MassARRAY System, and Sequenom Laboratories' LDTs (including the MaterniT21 PLUS test) from which we derive and expect to continue to derive a substantial portion of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.

Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include the’540 Patent, currently ruled invalid by the U.S. District Court for the Northern District of California and appealed to the U.S. Court of Appeals for the Federal Circuit, and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes, and also include U.S. Patent Application Nos. 12/178,181, 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US2012/0003637, and US2011/0318734), each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing,” and their foreign equivalents, including issued patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” and pending U.S. patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and its foreign equivalents, which we have exclusively in-licensed from the Chinese University of Hong Kong, or CUHK, and which include allowed claims covering noninvasive prenatal diagnostics for aneuploidy testing using massively parallel sequencing.
Our patent applications or those of our licensors may not result in the issuance of patents in the United States or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the ‘540 Patent is invalid will impact the competitive landscape (as Sequenom Laboratories has been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. patent no. 8,008,018, licensed to Verinata. On May 3, 2013, the USPTO declared a second patent interference (Patent Interference No. 105,922 (DK)) between our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and U.S. patent no. 8,195,415, licensed to Verinata. On May 3, 2013, the USPTO declared a third patent interference (Patent Interference No. 105,923 (DK)) between our in-licensed pending patent application no. 12/178,181 (publication no. US2009/0029377 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On May 3, 2013, the USPTO declared a fourth patent interference (Patent Interference No. 105,924 (DK)) between our in-licensed pending patent application no. 13/417,119 (publication no. US2012/0208708 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. The USPTO may declare additional patent interferences including other pending patent applications or patents owned or controlled by us and Verinata. We cannot assure that we will prevail in the current or any future interference proceedings involving our patent rights. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including Sequenom Laboratories' MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of U.S. Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of U.S. Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the United States. On October 30, 2013, Ariosa prevailed and the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid because the patent claims asserted against Ariosa only add well-understood, routine and conventional methods to a natural phenomenon. Many of the ‘540 Patent claims asserted against Natera and Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation against Ariosa. As a result, the patent claims asserted in those cases have been deemed invalid and the ‘540 Patent claim validity issues in all three cases have been appealed to the U.S. Court of Appeals for the Federal Circuit. In addition, Ariosa has sought to invalidate U.S. Patent No. 6,258,540 through a petition for inter partes review (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before The Patent Trial and Appeal Board (PTAB) of the USPTO. As a result, our patents or patents that we in-license may be narrowed, invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents.

We are also the licensee of patent applications, including the patent applications mentioned above in-licensed from CUHK, that contain allowed claims regarding the use of sequencing in prenatal diagnostics. We are also aware of other patents and patent applications that are owned or licensed by Verinata that contain the same and/or similar claims and the USPTO has declared four separate patent interference proceedings, as mentioned above with respect to certain patent rights that we in-license from CUHK and patent rights claimed by Verinata related to the use of sequencing in prenatal diagnostics. Interference proceedings are expensive, a lengthy process, and there can be no assurance that we would prevail in such a proceeding. If we do not prevail in any such proceeding, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS test.
Also, in the Verinata complaint, Verinata and co-plaintiff Stanford have alleged our infringement of U.S. Patent Nos. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing” and 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” that include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. Challenging the validity of these patents and defending against claims of infringement of these patents, or if we are forced to defend against any other asserted intellectual property right, is costly and diverts management's attention and resources. As a result of this lawsuit, we may have to develop costly alternative technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
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
For example, Illumina, Inc., or Illumina, is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test. The supply of sequencers and consumables to Sequenom Laboratories is provided under our supply agreement (and amendments thereto) with Illumina which expires in July 2016. In early 2013, Illumina completed its acquisition of Verinata, a provider of noninvasive tests for the identification of fetal chromosomal abnormalities, a party adverse to us in patent litigation, and a direct competitor of Sequenom Laboratories and its MaterniT21 PLUS test. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. In view of Illumina's acquisition of Verinata, we face risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, we face risk and uncertainty regarding the impact of the acquisition on Sequenom Laboratories' ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with cost of goods for their competing test, and we face risk and uncertainty regarding our ability to renew the supply agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are attractive or acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations. While we are continuing to evaluate alternative platforms for our MaterniT21 PLUS test, we may not be successful in selecting and implementing an alternative platform that is satisfactory for our needs.
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
Many other products, components and materials, including blood collection tubes for Sequenom Laboratories' MaterniT21 PLUS test and components of the MassARRAY System that is currently used for Sequenom Laboratories' CF carrier screen, fetal Rhesus D genotyping test and RetnaGene AMD LDT, are obtained from a single supplier or a limited group of suppliers and some also have lead-times of several months. Our consumables also include components provided by sole suppliers. Sequenom Laboratories uses a single logistics/courier service for the majority of patient samples submitted for its CF carrier screening test.
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
Certain of Sequenom Laboratories' LDTs, including the MaterniT21 PLUS test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, , or reimbursement may be significantly delayed, due to changes in CPT codes, or otherwise, which may limit the demand for these tests by physicians and their patients.
Certain of Sequenom Laboratories' current LDTs, or future LDTs which it intends to launch as a testing service, may not be deemed medically necessary or may otherwise not be subject to reimbursement by payors, which could affect demand for such tests by physicians.
In the United States, the regulatory process allows IVD tests and LDTs to be marketed regardless of any coverage determinations made by payors. For new IVD tests and LDTs, each third-party payor makes its own decision about which tests it will cover, how much it will pay and whether it will continue reimbursing the test. Health care providers may order diagnostic tests that are not reimbursed by third-party payors if the patient is willing to pay for the test without reimbursement, but coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product.

CMS, a federal agency within the HHS, establishes reimbursement payment levels and coverage rules for Medicare. State Medicaid plans and third-party payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical validity for the use of our tests to each payor separately, with no assurance that approval will be obtained. If CMS or other third-party payors decide not to cover our LDTs, place significant restrictions on the use of our tests or LDTs, or offer inadequate payment amounts, our ability to generate revenues from our LDTs could be limited.
Even if one or more third-party payors decides to cover our tests or LDTs, that payor may reduce utilization or stop or lower reimbursement at any time, which could reduce our revenues. We are currently considered a “non-contracting provider” by many third-party payors because we have not entered into a specific contract to provide our specialized testing services to their insured patients at specified rates of reimbursement. Without such contracts, we may not be able to obtain reimbursement for our LDTs at acceptable rates, which could also reduce our revenues. In cases where we have contracts in place, some payors continue to challenge the medical necessity of certain of our LDTs or have other objections that result in non-payment or delayed payment to us.
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
Under the statutory formula for Medicare clinical laboratory fee schedule amounts, increases are made annually based on the Consumer Price Index for All Urban Consumers, or CPI-U, as of June 30 for the previous 12-month period. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively referred to as the PPACA, which, among other things, imposed additional cuts to the Medicare reimbursement for clinical laboratories. The PPACA replaced the 0.5% cut enacted by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, with a “productivity adjustment” that will reduce the CPI-U update in payments for clinical laboratory tests. For 2012, the productivity adjustment was -1.2%. In addition, the PPACA includes a separate 1.75% reduction in the CPI-U update for clinical laboratories for the years 2011 through 2015. On February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation requires CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn will serve as a base for 2014 and subsequent years. Levels of reimbursement may continue to decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may harm the demand for and reimbursement available for our products, which in turn, could harm pricing and sales. The payment amounts under the Medicare clinical laboratory fee schedule are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third-party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of reductions in the clinical laboratory fee schedule, certain third-party payors may also reduce reimbursement amounts.
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

Sequenom Laboratories' failure to establish enrollment in and obtain favorable payment policies from state Medicaid programs could result in a substantial portion of our services being unreimbursed and adversely affect our results of operations and financial condition.
Sequenom Laboratories has established enrollment in many state Medicaid programs. However, even though Sequenom Laboratories is enrolled in many state Medicaid programs, we are not receiving reimbursement or are receiving lower than expected reimbursement in most of those states. In mid-2013 it became apparent that most states still did not have appropriate procedure codes incorporated into their payment system for reimbursement for molecular tests, and we initiated efforts to reduce the volume of Medicaid tests from those states. At the same time, we increased our efforts to put reimbursement pathways in place with each state, and work with the American Medical Association to get a specific CPT code for the MaterniT21 PLUS test. In those states where we are not enrolled in the Medicaid system, we do not receive reimbursement for our tests. If we are unable to receive reimbursement, or adequate reimbursements under state Medicaid programs, our opportunity for future revenues would be reduced, which would adversely affect our results of operations and financial condition.
Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenues, cash flow and profitability. We may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our molecular diagnostic tests.
Billing for clinical laboratory testing services is complex. Sequenom Laboratories generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. It has limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom Laboratories may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition. In the first quarter of 2013, Sequenom Laboratories entered into an agreement to transition its billing procedures from external to internal by hiring a new software vendor to assist Sequenom Laboratories in performing billing internally and provided notice of termination of its relationship with an external billing vendor. Sequenom Laboratories began internal billing operations on May 1, 2013, and the external billing vendor is continuing efforts to collect for tests completed prior to that date. Sequenom Laboratories has limited experience performing billing internally and working with this software vendor, and this may further increase risk in Sequenom Laboratories' collection efforts. Among the factors complicating our billing of third-party payors are:

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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which may have far-reaching consequences for most health care companies, including diagnostic companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of PPACA, excepting certain provisions that would have required states to expand their Medicaid programs or risk losing all of the state's Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety.
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
Any health care reform measures adopted by the U.S. government and other governments could cause significant pressure on the pricing of health care products and services, including the MaterniT21 PLUS test, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the United States and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce health care costs may compromise Sequenom Laboratories' ability to set prices at commercially attractive levels for its LDTs, including the MaterniT21 PLUS test, and other diagnostic tests and LDTs that we or Sequenom Laboratories may develop. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve profitability.
New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging for a number of reasons, including policies advanced by the U.S. government, new health care legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our and Sequenom Laboratories' ability to sell our diagnostic tests and LDTs, including the MaterniT21 PLUS test, profitably. Some of these proposed and implemented reforms could result in reduced utilization or reimbursement rates for our diagnostic products.
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

Our wholly-owned subsidiary, Sequenom Laboratories, has limited experience operating a CLIA-certified laboratory and has limited capacity and infrastructure. Its ability to successfully develop and commercialize LDTs and to generate revenues will depend on its ability to successfully operate its CLIA-certified laboratory, establish and maintain necessary capacity, and maintain required regulatory licensures.
Sequenom Laboratories, a CLIA-certified and CAP-accredited laboratory, has developed, validated and commercialized four LDTs. Sequenom Laboratories launched its first LDT in 2009 and has limited experience operating a CLIA-certified laboratory. For future LDTs, if Sequenom Laboratories is unable to successfully develop and validate any new LDTs that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom Laboratories' infrastructure, and believe that we have sufficient infrastructure and capacity for near-term demand, it is possible that it may not have adequate infrastructure and capacity in place to meet longer term future demand for its currently launched testing services or for the demand of future LDTs that it develops. Sequenom Laboratories' ability to successfully develop and validate LDTs will depend on its ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that Sequenom Laboratories will have sufficient resources to continue its operations and maintain its licenses. Sequenom Laboratories currently performs its MaterniT21 PLUS test from its San Diego, California, and Raleigh-Durham, North Carolina, facilities. Sequenom Laboratories faces risk in relying upon two laboratory locations to meet demand for, perform, and generate revenues from the MaterniT21 PLUS test. Reliance upon two facilities presents risk to Sequenom Laboratories' operations in the event that one or both facilities' capacity is exceeded, or one or both facilities experiences production problems or delays.
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
Sequenom Laboratories' current sales and marketing operations may not be sufficient to achieve the level of market awareness and sales required to attain significant commercial success for the MaterniT21 PLUS test, to expand its geographic presence, and to successfully commercialize any other diagnostic tests it may develop. In order to increase sales of the MaterniT21 PLUS test, Sequenom Laboratories may need to:

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

•	our research and development progress, including Sequenom Laboratories' ability to develop and validate improved or new LDTs, and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the MassARRAY System, SpectroCHIP miniaturized array chips, oligonucleotides, reagents and related components and technologies;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies and/or alternative suppliers;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic test that we develop, including the IMPACT Dx System; and

•	the amount of any legal expenses, settlement payments, fines or damages arising from litigation generally and the extent to which it is not covered by insurance.
Further, our revenues and operating results are difficult to predict because we do not have sufficient history to forecast revenues reliably for Sequenom Laboratories' LDTs, including the MaterniT21 PLUS test, and also because our revenues and operating results depend on the number, timing, and type of MassARRAY System placements that we make during the year and the quantity and timing of consumables sales for the installed base of systems. The absence of or delay in reimbursement for Sequenom Laboratories' testing services and generating revenues has had, and will continue to have, a significant adverse effect on our operating results from period to period and will result in increased operating losses unless and until such reimbursement is established, at sufficient levels to cover our costs. Changes in the relative mix of our MassARRAY System and consumables sales, as well as service agreements can have a significant impact on our gross margin, as consumable sales and service agreements typically have margins significantly different than MassARRAY System sales. Our international revenues and operating results are also difficult to predict because they depend upon the activities of our distributors in some countries.
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
Sales of our consumable chips and other consumables for the MassARRAY System are an important source of revenue. Revenues from MassARRAY consumables totaled approximately 13% of our total revenues for the year ended December 31, 2013, compared to 24% for the year ended December 31, 2012. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

•	uncertainty about our ability to fund operations and supply products and services to customers;

•	unstable, weak, or deteriorating economic conditions and fiscal policies or changes in fiscal policies that negatively impact customer buying decisions;

•	competition from other products and service providers or failure of our products or applications or services;

•	negative publicity or evaluations, particularly with respect to product warranty and repair and troubleshooting services provided to existing customers;

•	our ability to maintain necessary quality standards and specifications for our SpectroCHIP miniaturized array chips; or

•	our ability to maintain suppliers for components for the MassARRAY System.
Our increased leverage as a result of our issuance of the 5.00% Convertible Senior Notes due 2017 may harm our financial condition and results of operations.
Our total consolidated long-term debt and obligations as of December 31, 2013, which includes the 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes, was $147.3 million and represented approximately 146% of our total capitalization as of that date.
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
We expect to continue to incur losses at least through the end of the third quarter of 2014 and may have to raise additional cash to fund our planned operations.
Our cash, cash equivalents, and current marketable securities were $71.3 million as of December 31, 2013. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections for our commercialized tests and products sales and services will be sufficient to fund our operating expenses and capital requirements through at least the end of 2014. Sequenom Laboratories is continuing to expand its operations following commercialization of the MaterniT21 PLUS test and its research and development activities related to improvements to current LDTs and expansion of its LDT menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom Laboratories' current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for it to retain significant commercial success for the MaterniT21 PLUS test. If we or Sequenom Laboratories are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we and Sequenom Laboratories may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future LDTs or IVD tests that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

We announced in September 2013 that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes evaluation of a full range of alternatives. However, a strategic transaction may not be consummated or may not result in additional funds to us. If a strategic transaction is completed that results in additional funds to us, such funds may be used to fund our operations.
We may need to raise additional funds in the future to support expanding commercialization of the MaterniT21 PLUS test and continued development and commercialization of our proprietary technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities.
The amount of additional funds we may need depends on many factors, including:

•	the degree to which our costs and expenses exceed our revenues;

•	Sequenom Laboratories' success selling, marketing and generating revenues from the MaterniT21 PLUS test and the level of reimbursement and collections from third-party payors;

•
Sequenom Laboratories' success in selling, marketing and generating revenues from its testing services for CF carrier screening, fetal Rhesus D genotyping, and AMD, and the level of reimbursement and collections from third-party payors for these and future LDTs;

•	our success in selling our MassARRAY System, consumable reagents, software and services;

•	the terms and conditions of sales contracts, including extended payment terms;

•	the level of our selling, general, and administrative expenses;

•	our obligation to pay royalties to third parties in connection with the sale of our tests;

•
our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including bioscience technology, molecular diagnostics and noninvasive prenatal diagnostic technology and the acquisition and/or licensing of third-party intellectual property rights;

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining regulatory clearance or approval to market our diagnostic products, including the IMPACT Dx System, in various countries, including the United States;

•	Sequenom Laboratories' success in validating additional laboratory-developed tests and the levels of clinical performance achieved;

•	Sequenom Laboratories' success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in research and development in our Bioscience business segment;

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

•	the dilution from any issuance of securities, whether in connection with future capital-raising or merger or acquisition transactions, the settlement of litigation, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	compliance with corporate governance and regulatory developments or initiatives;

•	regulatory changes by the FDA, CMS and other worldwide regulatory authorities; and

•	technological developments in our markets.
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
Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as point-of-care tests that can be performed by physicians in their offices, esoteric tests that can be performed by hospitals in their own laboratories or home testing that can be performed by patients in their homes. Although CLIA compliance makes it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests cleared or approved by the FDA for home use are automatically deemed to be exempt under CLIA and may also be performed in physician office laboratories with minimal regulatory oversight under CLIA. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits cleared or approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers could reduce the demand for Sequenom Laboratories' testing services and negatively impact our revenues. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances.
Our revenues are subject to risks faced by our customers and potential customers.
We expect that our Company revenues throughout 2014 and perhaps thereafter, provided that we have not sold or otherwise entered into a strategic alternative for our Sequenom Biosciences business segment, will continue to include a large contribution from MassARRAY Systems and consumables sales provided to academic institutions and other research institutions. Our operating results could fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays could result from factors such as:

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
The sales cycles for our MassARRAY System products are typically lengthy. Our sales and licensing efforts require the effective demonstration of the benefits, value, and differentiation and validation of our products and services, and education and training. We may be required to negotiate agreements containing terms unique to each prospective customer or licensee which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will sell our products or services. In addition, this lengthy sales cycle makes it more difficult for us to accurately forecast revenues in future periods and may cause revenues and operating results to vary significantly in such periods.

We have a history of generating a large percentage of our Sequenom Bioscience segment revenues at the end of each quarterly accounting period and quarterly revenues from our Sequenom Laboratories segment through Sequenom Laboratories may be difficult to predict.
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
Additionally, Sequenom Laboratories started commercializing the MaterniT21 PLUS test in the fourth quarter of 2011. We may be unable to accurately predict quarterly revenues relating to the MaterniT21 PLUS test due to relatively recent changes in billing codes and adoption and implementation of billing codes by payors, uncertainties related to the Affordable Care Act, and our and Sequenom Laboratories' limited experience in marketing and commercializing and obtaining reimbursement for laboratory testing services.
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
We partially assemble the MassARRAY System and partially manufacture our consumable chips and kits. The MassARRAY System requires more outsourcing of component manufacturing and more internal assembly. To date, we have only produced our current products in moderate quantities. We may not be able to maintain acceptable quality standards as we ramp up production of the MassARRAY System. To achieve anticipated customer demand levels, we will need to transition and scale-up our production capability and maintain adequate levels of inventory while manufacturing our products at a reasonable cost. We may not be able to produce sufficient quantities to meet market demand or manufacture our product at a reasonable cost. If we cannot achieve the required level and quality of production, we may need to abandon or reduce our internal efforts and fully outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We might not be able to successfully outsource our production or enter into licensing or other arrangements with these third parties, which would adversely affect our business. Also, from time to time we have experienced quality issues on some of our chips. We may not be able to maintain acceptable quality standards for production of our chips, which could harm our business and result in lower revenue.
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
Products that we or our collaborators develop in the molecular diagnostics, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the United States our tests may 510(k) clearance from the FDA prior to marketing in interstate commerce. The 510(k) notification process usually takes from three to six months from submission to clearance, but can take significantly longer. The Premarket Approval process is much more costly, lengthy, uncertain, and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical (bench) testing and clinical studies. Non-clinical bench testing and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.
The FDA currently regulates IVD devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion to not regulate LDTs as a medical device and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of LDTs, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume of testing services utilizing LDTs and as a result of the increased complexity of these tests. The July 2010 position has been reiterated in subsequent statements by the FDA. To date, the FDA has not released draft guidance or regulations regarding LDTs. Our revenues from testing services utilizing LDTs comprised approximately 73% of our total revenues for the year ended December 31, 2013. LDT-related revenues are expected to increase as a percentage of total revenues in future years.
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
We cannot predict the extent of the FDA's future regulation and policies, if any, with respect to LDTs in general or our LDTs in particular. If Sequenom Laboratories is unable to successfully launch any additional LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any of its products, its ability to generate revenues from providing such products may be delayed and it may never be able to generate significant revenues from providing diagnostic products.
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
Development of LDTs by Sequenom Laboratories, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

•	be found to be ineffective, unreliable, inadequate or otherwise fail to receive regulatory clearance or approval;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market or otherwise not be effectively marketed;

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
We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (U.S. Patent No. 6,258,540 entitled “Noninvasive Prenatal Diagnosis” and foreign equivalents), from CUHK (U.S. Patent Application Nos. 12/178,181 and 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US2012/0003637, and US2011/0318734, and each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and foreign equivalents including issued European Patent EP2183693 B1, and exclusive rights we have acquired related to our development and commercialization of Sequenom Laboratories' test to predict the risk of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years, and other rights we have acquired to potentially expand our product portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business. If there is any dispute between us and Isis regarding our rights under our license agreement with Isis, our and Sequenom Laboratories' ability to exclusively commercialize noninvasive prenatal diagnostic tests and LDTs, including the MaterniT21 PLUS test, may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these tests.
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
The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the HHS Office of Inspector General, or OIG, to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure health care providers and other parties that they most likely will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other healthcare programs. Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Government officials have brought cases against numerous companies and certain sales and marketing personnel for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.
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
The USPTO has issued patents claiming single SNP and gene discoveries and their related associations and functions. The law is evolving and the validity of those types of patents has been and continues to be unclear. If certain SNPs and genes are patented, the validity of such patents types of patent is unclear and it is uncertain whether we may need to obtain rights to those SNPs and genes to develop, use, and sell related assays and other types of products or services utilizing such SNPs and genes. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes claimed under valid patents, we might never achieve significant revenues from our diagnostic product development.
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

Some of our competitors and/or potential competitors may have (and some such as Quest Diagnostics Inc. and Laboratory Corporation of America Holdings do have) greater financial, technical, research, marketing, sales, distribution, operations, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently offering, making, or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products that may render our technologies or products obsolete or that have superior intellectual property rights.
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
We may not successfully complete the acquisition of, or merger, or joint venture with businesses that we desire to acquire, merge, or partner with.
We may acquire additional businesses or technologies, merge or form joint ventures with other businesses, or enter into other strategic transactions such as a strategic alternative transaction involving our Sequenom Bioscience business segment. Managing future acquisitions, mergers, joint ventures, or other strategic transactions, entails numerous operational and financial risks, including:

•	the inability to retain key employees of any acquired or merged businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired or merged businesses due to changes in management and ownership of the acquired or merged businesses;

•
the inability to sublease on financially acceptable terms excess leased space or terminate lease obligations of acquired or merged businesses that are not necessary or useful for the operation of our business;

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or merger or the integration of any acquired or merged businesses;

•	the exposure to unknown liabilities or disputes with the former stakeholders or management or employees of acquired or merged businesses;

•	higher than expected acquisition or merger and integration expenses that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition or merger results in significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly;

•	disputes over rights to acquired or accessed technologies or with licensors or licensees of those technologies; and

•	integrating or completing the development and application of any acquired or accessed technologies, which would disrupt our business and divert management's time and attention.
We may also attempt to acquire businesses or technologies, merge businesses or form joint ventures, or attempt to enter into strategic transactions that we are unable to complete. If we are unable to complete such transactions, we may expend substantial resources and ultimately not successfully complete the transaction. Such transactions may also distract management and result in other adverse effects on our business and operations. These transactions may also involve the issuance of shares of our capital stock, which may result in dilution to our stockholders.

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
The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, laboratory, CLIA laboratory, and technical personnel, for our future success. Competition for highly skilled personnel is intense, in particular for licensed laboratory technicians in the state of California, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. When we seek to hire personnel to fill open positions, we may be unable to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. The market price of our common stock has decreased over time which has reduced the retention value of many of our prior equity awards made to our employees and officers. If we lose key employees, officers, scientists, physician collaborators or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.
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
We expect that a significant portion of our Sequenom Bioscience segment sales will continue to be made outside the United States. Approximately 60% of our Sequenom Bioscience segment sales were made outside of the United States during the year ended December 31, 2013. Sequenom Laboratories' segment revenues from its international distributors and licensees also increased during 2013. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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
In addition, our international operations are subject to additional laws and regulations that could result in increased operational costs. For example, the European Union, or EU, is currently in the midst of reviewing updates to the EU Privacy Directive that would result in additional requirements and costs if passed, such as the appointment of a dedicated privacy officer and increased civil and criminal penalties in the event of any loss or unauthorized disclosure of private information related to any resident of the EU.
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
In addition, different States and foreign nations, such as the European Union, also impose certain requirements on the collection of all types of personal information. For example, the European Union Privacy Directive requires that we adhere to certain “safe harbor” requirements with respect to any personal information of a European resident or customer while various states in the United States have implemented equally restrictive requirements, such as 201 CMR 17.00, which requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. As a business that operates both internationally and across all fifty States, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by Sequenom Laboratories or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom Laboratories' or its third-party contractors' computer networks, could subject us and Sequenom Laboratories to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers and loss of EU Safe harbor certification.
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
As discussed in Note 2 to our consolidated financial statements included in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 2, 2013, or the 2012 Annual Report on Form 10-K, we have restated our consolidated financial statements as of and for the years ended December 31, 2011 and for the years ended

December 31, 2011 and 2010, including the quarterly financial data in 2010 and 2011 and through September 30, 2012, following the identification of certain prior period accounting errors, that were determined to be, in the aggregate, material. As a result of the restatement, we are subject to additional risks and potentially may incur substantial unanticipated costs for accounting and legal fees.
We have in the past identified material weaknesses in our internal control over financial reporting which could, if not effectively remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of our 2012 Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses in conjunction with the 2012 Annual Report, our management concluded at that time that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We have implemented a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
We are headquartered in San Diego, California, with wholly-owned subsidiaries located in Hamburg, Germany, Hong Kong, and Tokyo, Japan. We have offices in Queensland, Australia and Beijing, China. Sequenom Laboratories has laboratory locations in San Diego, California, Grand Rapids, Michigan, and Raleigh-Durham, North Carolina. Collectively, we lease approximately 247,000 square feet under leases that expire at various dates through December 2016, each of which contains laboratory, office, manufacturing, or storage facilities.
The San Diego site is our company headquarters and houses our selling, general, and administrative offices, research and development facilities, and manufacturing operations. The San Diego site consists of three buildings. One of the buildings, which was added in early 2013, is vacant and is currently marketed by us for sublease. The site in Hamburg, Germany, is used to support sales and distribution in Europe. The site in Hong Kong is used for sales and support activities performed in Asia. The site in Tokyo, Japan, is used for sales and support activities performed in Japan. Sequenom Laboratories' locations in Grand Rapids, Michigan, Raleigh-Durham, North Carolina, and San Diego, California, house its CLIA-certified, CAP-accredited molecular diagnostics laboratory and selling, general and administrative offices. We believe our facilities are adequate for our current needs.
Item 3.    LEGAL PROCEEDINGS
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012 we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013 the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013 the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid under Title 35 U.S.C. §101. The Company disagrees with the Order and has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. However, the Company cannot predict the outcome of this matter.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00132-SI. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the United States. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. On October 16, 2013 the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Natera stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. However, we cannot predict the outcome of this matter.
In February 2012, we and Sequenom Center for Molecular Medicine, LLC were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00865-SI. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018, or the '018 Patent, entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017, or the '017 Patent, entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415, or the ’415 Patent, entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. On March 12, 2013 the U.S. Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On October 16, 2013, the District Court issued its order on the interpretation of the ‘540 Patent, ‘018 Patent, '017 Patent, and ‘415 Patent claims. Many of the ‘540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Verinata stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. However, we cannot predict the outcome of this matter.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims for breach of contract and intentional and negligent misrepresentation. Following preliminary motions in the case, the following four claims remained pending: defamation, invasion of privacy, breach of contract and unfair business practices. On January 7, 2013, we and the individual defendants filed an answer to the complaint. In December 2013 we filed motions for summary adjudication of the breach of contract and unfair business practices claims and Mr. Hawran filed a motion for summary adjudication of his defamation claim. The summary adjudication motions are set for hearing on March 7, 2014 and trial is set for April 11, 2014. The individual defendants and we intend to vigorously defend the claims asserted against us. We cannot predict the outcome of this matter.
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
Shareholder Derivative Litigation
On September 30, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California (captioned Borenstein, derivatively on behalf of nominal defendant Sequenom, Inc. v. Hixson, et al., case no. 13CV2339JAH NLS) against each of the nine members of our board of directors (two of our board members also being officers and employees at the time of the complaint). The complaint alleges breach of fiduciary duties and abuse by the defendants of their ability to influence and control us, resulting in significant damages to us. In general, the complaint alleges that an unlawful billing policy was implemented for our MaterniT21 PLUS LDT and later changed, the change was not publicly disclosed by us, and the change was a major cause of lower test volumes and revenues for the second quarter of 2013. The complaint requests declaratory relief, unspecified damages and restitution, and reasonable attorneys’ fees. On February 24, 2014 plaintiff filed a notice of voluntary dismissal, dismissing the complaint without prejudice.
In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims related to our products, tests, and services, including our LDT services. These other matters are, in the opinion of management, immaterial with respect to our consolidated financial position, liquidity, or results of operations.
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

	High	Low
Year ended December 31, 2013:
Fourth Quarter	$2.89	$1.65
Third Quarter	$4.90	$2.58
Second Quarter	$4.56	$3.42
First Quarter	$5.36	$3.95
Year ended December 31, 2012:
Fourth Quarter	$5.05	$3.02
Third Quarter	$4.19	$2.65
Second Quarter	$5.83	$3.46
First Quarter	$5.36	$3.58
Holders
There were approximately 285 holders of record of our common stock as of February 14, 2014.
Dividends
We have never paid cash dividends and do not anticipate any being paid in the foreseeable future. The indentures for our 5.00% Convertible Senior Notes due 2017, which notes are convertible into cash and, in certain circumstances, shares of our common stock, require us to increase the conversion rate applicable to the notes if we pay any cash dividends.
Securities authorized for issuance under equity compensation plans
A description of our equity compensation plans is set forth in Note 8 Stock Compensation Plans to the consolidated financial statements included elsewhere in this report.

Performance Graph*
The following graph compares the cumulative total stockholder return on our common stock between December 31, 2008 and December 31, 2013 with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index, over the same period.
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

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated statements of operations data
Revenues:
Diagnostic services	$119,556	$46,457	$8,319	$2,554	$94
Bioscience product sales and services	42,870	43,240	47,588	44,905	37,769
Total revenues	162,426	89,697	55,907	47,459	37,863
Cost of revenues:
Cost of diagnostic services	87,302	47,283	10,031	3,965	412
Cost of bioscience product sales and services	15,436	15,025	16,360	18,306	16,986
Total cost of revenues	102,738	62,308	26,391	22,271	17,398
Gross margin	$59,688	$27,389	$29,516	$25,188	$20,465
Restructuring costs(1)	$6,037	$—	$—	$—	$1,589
Litigation settlement, net(2)	$—	$—	$—	$55,384	$—
Net loss	$(107,406)	$(117,029)	$(74,134)	$(120,844)	$(70,528)
Net loss per share, basic and diluted	$(0.93)	$(1.03)	$(0.75)	$(1.69)	$(1.15)
	As of December 31,
	2013	2012	2011	2010	2009
Consolidated balance sheet data
Cash, cash equivalents, and marketable securities	$71,257	$175,942	$84,216	$135,480	$42,681
Working capital	51,893	146,184	74,124	132,088	45,194
Total assets	144,702	248,955	139,820	174,279	86,645
Total long-term obligations, net of current portion(3)	139,642	147,041	17,433	902	1,837
Total stockholders' (deficit) equity(4)	(46,503)	48,007	91,179	150,500	63,426
___________________________________________

(1)
Restructuring costs during the year ended December 31, 2013 represent $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to our RetnaGene AMD LDT licensed technology, and $1.2 million in employee termination costs. Restructuring costs during the year ended December 31, 2009 of $1.6 million represent one-time employee termination benefits, office closure expenses and other costs associated with our 2009 restructuring.

(2)
Litigation settlement expense, net, during the year ended December 31, 2010 of $55.4 million represents $0.3 million paid in cash and the issuance of 7.0 million shares of our common stock with an aggregate fair value of $55.1 million in settlement of consolidated class action securities lawsuits and payment of related plaintiffs' attorneys' fees.

(3)	In September 2012, we issued $130.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2017 and received net proceeds of $124.7 million.

(4)
In January 2012, we completed an underwritten public offering of 14.95 million shares of our common stock for $4.15 per share, resulting in net proceeds of $58.2 million. During the year ended December 31, 2010 we completed an underwritten public offering and a private placement of 16.1 million and 12.4 million shares of our common stock for $6.00 per share and $4.15 per share, respectively, resulting in net proceeds of $90.6 million and $47.8 million, respectively.

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
All references to 2013, 2012 and 2011 refer to our calendar years ended December 31, 2013, 2012 and 2011, respectively.
Overview
We are a life sciences company committed to improving healthcare by providing revolutionary genomic and genetic analysis solutions for the molecular diagnostic and clinical research markets. We develop and commercialize innovative molecular diagnostics testing services that target and serve molecular diagnostics markets, and also develop and commercialize research use genetic analysis products and services that target and serve discovery and clinical research markets. We offer our services and products in the United States and globally with international emphasis in countries in the European and Asia-Pacific regions. We conduct our business through our two operating segments, Sequenom Laboratories and Sequenom Bioscience.
Sequenom Laboratories provides molecular based, laboratory developed tests, or LDTs, with a focus principally on prenatal diseases and conditions and ophthalmological diseases and conditions. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that developed, validated and exclusively offers LDTs branded under the names MaterniT21™ PLUS, HerediT™, SensiGene®, and RetnaGene™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, maternal fetal medicine specialists, and ophthalmologists and eye care specialists. Sequenom Laboratories’ LDTs are:
MaterniT21 PLUS LDT: a noninvasive prenatal test, or NIPT, to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. The test is intended and offered for use in pregnant women at increased risk for fetal chromosomal abnormalities, including abnormalities associated with trisomies 21, 18, and 13. Originally launched in October 2011, the test has been expanded and now includes detection of increased representation of chromosomes 21, 18 and 13 material (associated with trisomy 21, 18 and 13, respectively) and the presence of the Y chromosome, and if observed, chromosomal abnormalities associated with chromosomes 16, 22, sex chromosomes X and Y, and select microdeletions.
HerediT CF LDT: part of the prenatal menu, a carrier screen test to help identify individuals who may have an increased risk of having certain cystic fibrosis, or CF, genetic mutations. This test has been expanded to include screening for a broad set of phenotypically relevant genetic mutations selected from the leading Johns Hopkins CFTR2 database.
SensiGene RHD LDT: a NIPT to determine the presence or absence of fetal Rhesus D factor, or RHD by direct detection of the fetal RHD genotype in RhD negative mothers from a maternal blood sample.
RetnaGene AMD LDT: a genetic test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years.
Sequenom Bioscience provides technology and research use only tools (the MassARRAY System platform, chip and reagent consumables, software and biomarker assay panels) for genetic analysis and applications in translational research, clinical research, pharmacogenomics, oncology, and agricultural genomics. Sequenom Bioscience's proprietary MassARRAY System is a high-performance MALDI-TOF mass spectrometry-based DNA analysis platform that delivers reliable and specific data from biological samples and from genetic target material that is only available in trace amounts.
We depend upon third-party payors to provide reimbursement for our tests. Accordingly, Sequenom Laboratories has and expects to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors. In December 2012, the American Congress of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine Specialists, or SMFM, issued a joint committee opinion on NIPT for fetal aneuploidy, which supported the use of circulating cell-free fetal DNA as a basis for NIPT in pregnant women at high risk of carrying a fetus with fetal aneuploidy. We believe these guidelines will drive further adoption of Sequenom Laboratories' MaterniT21 PLUS test and strengthen our efforts to obtain insurance reimbursement. Following the issuance of these guidelines, many third-party payors have adopted positive coverage policies for reimbursement of NIPT for high-risk pregnancies.

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for us to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, the Centers for Medicare and Medicaid Services, or CMS, in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. Additionally, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS implemented new codes beginning January 1, 2013 that did not include a specific code relevant to most of Sequenom Laboratories' LDTs. This coding change adopted by CMS and most third party payors has resulted in delayed payments and, in some cases, reduced payments from payors for services performed in 2013. Additionally, following the coding change, many state Medicaid programs have not included an appropriate test code in their fee schedule and, in some cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. Following the coding change, we are no longer receiving Medicare reimbursement for Sequenom Laboratories RetnaGene AMD LDT and have reduced our revenue expectations for that test for the foreseeable future, which resulted in a $0.7 million intangible asset impairment charge during 2013. As a result, our business model has evolved and our near-term expectations and our business arrangement with Nicox, Inc., are based primarily on a patient self-pay payment model, without reimbursement from third-party payors.
Sequenom Laboratories bills insurance companies and other third party payors for performance of the tests and bills patients for deductibles and copayment amounts. Sequenom Laboratories' diagnostic testing services revenues are primarily recognized on a cash basis. We expect to begin to transition to accrual accounting on a payor-specific basis when we can reliably estimate the amount that would be ultimately collected for our tests. Sequenom Laboratories continues to obtain contracts with additional payors and continues to work with other third-party payors, including state Medicaid programs, to adopt positive coverage policies for its tests. In some cases, such coverage decisions enable retroactive payment, however, in other cases, prior services may not be collectible. Due to the payment practices of many of the payors, we expect revenues will fluctuate until these factors are resolved.
Sequenom Laboratories performs its LDTs at three locations, San Diego, California, and Raleigh-Durham, North Carolina, for its MaterniT21 PLUS test, and Grand Rapids, Michigan, for its other LDTs. Sequenom Laboratories will continue efforts to ensure that office and laboratory space is adequate to accommodate the necessary capacity requirements to meet Sequenom Laboratories' current and future business needs.
Sequenom Laboratories does not believe that the District Court’s order ruling that the U.S. Patent No. 6,258,540, or the ’540 Patent, is invalid will materially impact the competitive landscape as Sequenom Laboratories has been competing in the marketplace without the benefit of the patent being recognized by competitors.
We have a history of recurring losses from operations and we expect to incur additional operating losses in 2014 as we continue to seek to improve reimbursement for our tests and work to develop additional products and tests, and incur legal fees to defend our patent position. The timing of becoming profitable is dependent upon a number of factors, including the timing of reimbursement payments from third-party payors; the timing and costs related to research and development projects; selling and marketing efforts; and administrative expenses to support our operations. Our capital requirements to sustain operations have been and will continue to be significant. As of December 31, 2013, we had available cash and cash equivalents and current marketable securities totaling $71.3 million and working capital of $51.9 million.
In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business. With our recent U.S. Food and Drug Administration, or FDA, clearance through the Premarket 510(k) Notification process, or 510(k), for the Impact Dx System, which is a clinical laboratory version of our research use only MassARRAY System, we believe that the Sequenom Bioscience business is well positioned to benefit from additional investment in biomarker assay panels which can be used to perform tests in a clinical laboratory setting. Considering the amount of investment required, we believe that the business is best suited to be part of a larger company which would have the resources to invest and capitalize on available synergies. This would allow us to focus our investments exclusively in opportunities available for Sequenom Laboratories. We have engaged Jefferies Group LLC to review a full range of strategic alternatives for this business, including, but not limited to, possible sale or joint venture, to procure resources to invest and capitalize on available synergies.
Our strategic focus for 2014 will be to achieve break-even and positive cash flow for the fourth quarter of 2014 and to expand Sequenom Laboratories' NIPT menu with the development of a low cost fetal chromosomal abnormality LDT performed on an alternative platform by the end of 2014. We will focus on growing profitable volume in our diagnostic testing business, increasing our market penetration and cash collections and growing our revenues through obtaining contracts with payors to create a sustainable, profitable business model for the future. We will continue to expand our relationships with physicians who order our tests and invest in our research and development programs to develop additional or enhanced tests.

2013 Overview

•	Total revenues during 2013 increased $72.7 million, or 81%, to $162.4 million when compared to $89.7 million during 2012.

◦	Diagnostic services revenues during 2013 increased $73.1 million, or 157%, to $119.6 million when compared to $46.5 million during 2012.

◦	Bioscience product sales and services revenues during 2013 decreased $0.4 million, or 1%, to $42.9 million when compared to $43.2 million during 2012.

•	Total accessions for all tests in our Sequenom Laboratories segment during 2013 increased 93,500, or 102%, to 185,500 when compared to 92,000 during 2012.

•
As part of an overall cost reduction effort, in August 2013, we announced our reorganization plan which resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our RetnaGene AMD LDT which resulted in an impairment of our licensed technology asset, and the exit of our lease on a facility in San Diego, which expires in July 2015. In connection with the reorganization, we recorded $6.0 million in facility exit costs, impairment expense and employee termination costs during 2013.

Results of Operations
Revenues
Our revenues are primarily from LDTs and product sales and services related to our Bioscience products. We operate our business in two segments, Sequenom Laboratories, which comprises our diagnostic services business, and Sequenom Bioscience, which sells and services our MassARRAY System and related products and provides contract services to our customers.
Our revenues and accessions were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2013 from 2012		2012 from 2011
(dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Diagnostic services	$119,556	$46,457	$8,319	$73,099	157%	$38,138	458%
Bioscience product sales and services	42,870	43,240	47,588	(370)	(1)%	(4,348)	(9)%
Total revenues	$162,426	$89,697	$55,907	$72,729	81%	$33,790	60%

% of Total Revenues:
Diagnostic services	74%	52%	15%
Bioscience product sales and services	26%	48%	85%
Total	100%	100%	100%
				# Change	% Change	# Change	% Change
Total accessions (for all Sequenom Laboratories tests)	185,500	92,000	23,300	93,500	102%	68,700	295%
Diagnostic Services
Diagnostic services revenues are derived primarily from payments for providing testing services for Sequenom Laboratories' LDTs and are primarily recognized on a cash basis as payments are received. We will continue to account for these revenues on a cash basis until further experience and third-party contracts are gained and we are able to demonstrate that we can make a reasonable estimate of collectible amounts before moving to the accrual method of accounting on a payor by payor basis. Revenues from diagnostic services performed on behalf of patients outside the United States, based on fixed fee contracts with our international partners, are recorded on an accrual basis and amounted to 10% and 5% of diagnostic services revenues for the years ended December 31, 2013 and 2012, respectively.
Each test performed relates to a patient specimen collected by a health care professional, and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physician, we believe that the number of accessions received is useful to understand the volume of Sequenom Laboratories' business. These tests are typically completed within seven or fewer business days from the date of accession. Revenues for diagnostic services are generated primarily from customers located within the United States. Our international customers collect and ship patient specimens to the laboratory, and Sequenom Laboratories processes the specimens in its laboratory in the United States. We also have royalty agreements with international customers to whom we have licensed our technology in certain countries.
The $73.1 million, or 157%, and the $38.1 million, or 458%, increases in diagnostic services revenues during 2013 and 2012, respectively, are primarily attributable to the increase in the number of accessions and collections for accessions billed in prior periods. Sequenom Laboratories has experienced delays in the receipt of payments as a result of coding changes adopted as of January 1, 2013 by CMS and most third party payors which also, in some cases, reduced payments from payors, particularly government payors, for services performed in 2013.
Our revenues are impacted by the number and type of tests billed, the number of tests which are reimbursed by third-party payors and patients, and the rate paid per test. The number of tests billed has increased consistent with the increase in the number of accessions. The average rate received per MaterniT21 PLUS test reimbursed declined modestly by about 12% during 2013 to approximately $1,200 per test as a result of competition, additional contracting and the effect of the coding change as described above.
The following is a summary of diagnostic services revenues for the quarters in 2013 and 2012:

	2013				2012
(in millions)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Collections and revenues recorded for diagnostic services billed in the quarter	$16.2	$15.0	$12.0	$10.2	$9.5	$8.7	$6.0	$3.7
Collections and revenues for diagnostic services billed in prior quarters	16.5	18.3	12.5	18.9	11.5	3.8	2.1	1.1
Diagnostic services revenues	$32.7	$33.3	$24.5	$29.1	$21.0	$12.5	$8.1	$4.8
Collections for services in prior periods have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors and patients for prior period claims. Collections recorded as revenue on the cash basis during 2013 for services performed prior to 2013 totaled $26.4 million.
As of December 31, 2013, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $46 million to $51 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
Two payors represented over 10% of diagnostic services revenues during 2013: one commercial payor accounted for $25.0 million and $6.7 million in revenues, or 21% and 14% of diagnostic revenues, during 2013 and 2012, respectively, and payments from a second commercial payor accounted for $12.6 million and $2.2 million in revenues, or 11% and 5% of diagnostic revenues, during 2013 and 2012, respectively.
The increases in the number of accessions during 2013 and 2012 of 102% and 295%, respectively, are primarily attributable to the increased market adoption of the MaterniT21 PLUS test which was introduced domestically in the fourth quarter of 2011 and internationally in the first quarter of 2012, and expansion of Sequenom Laboratories' prenatal sales force medical liaisons' and its advisory board's efforts to expand the awareness of the clinical utility of this test. International revenues accounted for $11.6 million and $2.1 million of diagnostic services revenues during 2013 and 2012, respectively.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom Laboratories' existing LDTs and any future LDTs we may develop, and payment patterns of third-party payors and patients. Following the coding changes adopted as of January 1, 2013, many state Medicaid programs have not included the appropriate test code in their fee schedule and, in many cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. As a result, revenues from government payors have declined during 2013 from $2.3 million during the first quarter of 2013 to $1.4 million during the fourth quarter of 2013. We continue to pursue collection for our tests with third-party payors, including Medicare and Medicaid where appropriate. Diagnostic services revenues collected from government payors during 2013 and 2012 were $6.2 million and $6.7 million, or 5% and 15%, respectively, of our diagnostics services revenues.

Bioscience Product Sales and Services
Our bioscience product sales and services revenues were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2013 from 2012		2012 from 2011
(dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
System sales	$14,630	$14,132	$14,765	$498	4%	$(633)	(4)%
Consumables	20,934	21,726	24,944	(792)	(4)%	(3,218)	(13)%
Maintenance services	5,142	5,277	5,227	(135)	(3)%	50	1%
Contract research and other	2,164	2,105	2,652	59	3%	(547)	(21)%
Total	$42,870	$43,240	$47,588	$(370)	(1)%	$(4,348)	(9)%
Bioscience product sales and services revenues are derived from sales of research use only consumables, including our SpectroCHIP miniaturized array chip used with our iPLEX assay and other assays, MassARRAY Systems, research use only panels, maintenance agreements, sales and licensing of our proprietary software, and contract research services. Revenues for bioscience products and services are generated from customers primarily located in North America, and customers and distributors located in Europe and Asia.
The $0.4 million, or 1%, decrease in our bioscience product sales and services revenues during 2013, when compared to 2012, is primarily attributable to the decrease in consumables revenue orders from our customers in the translational research and agricultural biology markets, partially offset by an increase in MassARRAY System placements during 2013.
The $4.3 million, or 9%, decrease in our bioscience product sales and services revenues during 2012, when compared to 2011, is primarily attributable to the decrease in consumables revenue orders from our customers in the translational research and agricultural biology markets, fewer MassARRAY System placements during 2012, the effects of foreign currency exchange rates, which reduced revenues by $1.1 million in 2012, and lower contract research revenues.
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
Our costs of revenues and gross margins were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2013 from 2012		2012 from 2011
(dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Cost of Revenues
Diagnostic services	$87,302	$47,283	$10,031	$40,019	85%	$37,252	371%
Bioscience product sales and services	15,436	15,025	16,360	411	3%	(1,335)	(8)%
Total	$102,738	$62,308	$26,391	$40,430	65%	$35,917	136%

Gross Margin
Diagnostic services	$32,254	$(826)	$(1,712)	$33,080	4,005%	$886	52%
Bioscience product sales and services	27,434	28,215	31,228	(781)	(3)%	(3,013)	(10)%
Total	$59,688	$27,389	$29,516	$32,299	118%	$(2,127)	(7)%

Gross Margin as a % of Revenues
Diagnostic services	27%	(2)%	(21)%
Bioscience product sales and services	64%	65%	66%
Total	37%	31%	53%

Diagnostic Services
Cost of diagnostic services revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with accessioning patient specimens (including quality control analyses and shipping charges to transport patient specimens), royalties, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing tests are recorded as tests are processed. Costs recorded for patient specimen processing represent the cost of all the tests processed during the period regardless of whether revenues were recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenues are recorded as license fees in cost of revenues at the time revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of revenues and are expected to remain so for the foreseeable future. License fees as a percentage of diagnostic services cost of revenues were 14%, 15% and 20% during 2013, 2012 and 2011, respectively.
The increases in cost of diagnostic services revenues during 2013 when compared to 2012, and during 2012 when compared to 2011, are primarily attributable to increased labor, materials and royalties associated with increased test volumes, including additional costs to support increased production capacity, including our additional site in Raleigh-Durham, North Carolina, which became operational in 2013.
Gross margin as a percentage of diagnostic services revenues is also affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, which may result in costs being incurred in one period that relate to revenues recognized in a later period. Favorable gross margin during 2013 when compared to a negative gross margin during 2012 is attributable to higher collections for accessions and lower average per test costs as a result of the increased volume of tests accessioned during 2013.
We expect that gross margin for our diagnostic services will continue to fluctuate and be affected by the adoption rates of Sequenom Laboratories' LDTs, our revenue recognition policy, the levels of reimbursement, and payor and other contracts we may enter into for our tests.
We expect the cost of revenues to increase in future periods to the extent Sequenom Laboratories processes more tests, and to reflect the expanded capacity within Sequenom Laboratories, including its site in Raleigh-Durham, North Carolina. Sequenom Laboratories currently has the physical capacity to conduct 300,000 MaterniT21 PLUS tests per year with minimal additional capital investment. Additionally, the Raleigh-Durham, North Carolina, site can be expanded if, and when, additional capacity is needed.
Bioscience Product Sales and Services
Gross margin as a percentage of bioscience product sales and services revenues remained relatively flat when comparing 2013 to 2012, and 2012 to 2011.
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
Operating Expenses
Our operating expenses were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2013 from 2012		2012 from 2011
(dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Selling and marketing	$51,360	$48,587	$28,224	$2,773	6%	$20,363	72%
Research and development	$46,532	$50,525	$53,313	$(3,993)	(8)%	$(2,788)	(5)%
General and administrative	$54,166	$41,090	$22,185	$13,076	32%	$18,905	85%
Restructuring costs	$6,037	$—	$—	$6,037
Selling and marketing expenses
Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.

The $2.8 million, or 6%, increase in selling and marketing expenses during 2013, when compared to 2012, is primarily due to the expansion of our Sequenom Laboratories sales force, including the costs of labor, travel and commissions.
The $20.4 million, or 72%, increase in selling and marketing expenses during 2012, when compared to 2011, was primarily related to increased headcount to support our Sequenom Laboratories operations resulting in higher labor and related costs of $13.0 million, increased facilities and other expenses of $2.2 million related to the increase in headcount, increased personnel and travel expenses of $3.2 million and third-party marketing of $1.4 million attributable to promoting the MaterniT21 PLUS LDT.
We expect selling and marketing expenses to be reduced in 2014 as a result of our efforts to reduce spending and improve productivity.
Research and development expenses
Research and development expenses consisted primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.
The $4.0 million, or 8%, decrease in research and development expenses during 2013, when compared to 2012, is due primarily to $2.0 million in reduced headcount and lower supplies and other expenses primarily related to fewer Sequenom Bioscience research projects during 2013 resulting from completion of our FDA 510(k) notification for the Impact Dx System during 2013 and our restructuring in August 2013, $1.2 million in lower supplies and overhead due primarily to the completion of the validation of the Raleigh-Durham, North Carolina laboratory location during 2013, and decreases in discretionary and stock-based compensation expenses of $0.7 million and $0.1 million, respectively.
The $2.8 million, or 5%, decrease in research and development expenses during 2012, when compared to 2011, was primarily related to a $5.5 million decrease in research-related intellectual property licensing and collaboration costs and a decrease of $0.9 million in clinical study costs due to the completion of certain research and development projects, partially offset by increased headcount to support our research and development efforts resulting in higher labor costs of $0.8 million and an increase of $3.0 million in facilities and other business expenses related to expansion of Sequenom Laboratories' laboratory facilities.
We expect our research and development expenses to be lower in future periods. Validation of Sequenom Laboratories' additional laboratory site was completed in 2013 and we expect to benefit from our restructuring efforts. Investments will continue in our product pipeline and alternative platform for prenatal testing and other molecular diagnostic areas, along with investment in research use only biomarker assay panels and potential clinical applications of our MassARRAY Systems.
General and administrative expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $13.1 million, or 32%, increase in general and administrative expenses during 2013, when compared to 2012, is primarily related to increased legal costs of $9.1 million, associated primarily with patent litigation, increased billing costs of $2.4 million due to our growth in diagnostic services collections and increased headcount to support our operations resulting in higher labor and related costs of $1.6 million.
The $18.9 million, or 85%, increase in general and administrative expenses during 2012, when compared to 2011, was primarily related to increased legal costs of $11.3 million, primarily associated with patent litigation, increased headcount to support our operations resulting in labor costs of $3.5 million, increased third-party billing costs of $1.9 million due to an increase in the number diagnostic tests performed and collected, an increase in corporate, travel, and other expenses of $1.0 million, and higher audit and tax fees of $0.5 million associated with our increase in operations.
We expect general and administrative expenses to decrease in future periods as we obtain efficiencies from our restructuring and reduce our legal costs.
Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we communicated to our employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our RetnaGene AMD LDT which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expires in July 2015. In connection with the restructuring, we recorded $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to our RetnaGene AMD LDT licensed technology, and $1.2 million in employee termination costs during 2013.

Other income and expense, and income tax

				Year Over Year Increase (Decrease)
	Years ended December 31,			2013 from 2012	2012 from 2011
(dollars in thousands)	2013	2012	2011	$ Change	$ Change
Interest expense, net	$(8,443)	$(3,318)	$(330)	$5,125	$2,988
Other (expense) income, net	$(255)	$(1,167)	$497	$(912)	$(1,664)
Income tax (expense) benefit	$(301)	$269	$(95)	$(570)	$(364)
Interest expense, net
The increase in interest expense, net, during 2013 is attributable to the issuance of our 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes, in September 2012 and higher outstanding balances on our term loan.
The increase in interest expense, net, during 2012 is attributable to the issuance of our Convertible Senior Notes in September 2012 and higher outstanding balances on our term loan during 2012, partially offset by an increase in interest income in 2012 due to the increase in investment securities held during 2012 following completion of financing activities.
Other (expense) income, net
Other expense, net, during 2013 primarily relates to net foreign currency transaction gains and losses recognized during the year. Other expense, net, during 2012 primarily relates to the write-off of the cumulative translation loss as a result of the liquidation of our investment in our U.K subsidiary upon its dissolution of $1.0 million. Other income, net, during 2011 includes the receipt of a research and development grant from the U.S. government of $0.2 million, landlord reimbursements related to property loss of $0.1 million, and net gains on marketable securities of $42,000.
Income tax benefit (expense)
Our income tax expense during 2013 and 2011 is primarily due to statutory tax liabilities resulting from our state and foreign operations and tax expense related to indefinite-lived intangible assets which cannot be used as a source of income when assessing the need for a valuation allowance on deferred tax assets.
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

The following table sets forth our revenues and operating income (loss) from our Sequenom Laboratories and Sequenom Bioscience segments:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2013 from 2012		2012 from 2011
(dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Revenues:
Sequenom Laboratories	$119,556	$46,457	$8,319	$73,099	157%	$38,138	458%
Sequenom Bioscience	42,870	43,240	47,588	(370)	(1)%	(4,348)	(9)%
Total revenues	$162,426	$89,697	$55,907	$72,729	81%	$33,790	60%

Operating income (loss):
Sequenom Laboratories	$(46,875)	$(72,242)	$(48,111)	$25,367	(35)%	$(24,131)	50%
Sequenom Bioscience	5,519	3,104	7,448	2,415	78%	(4,344)	(58)%
Unallocated	(57,051)	(43,675)	(33,543)	(13,376)	31%	(10,132)	30%
Total	$(98,407)	$(112,813)	$(74,206)	$14,406	(13)%	$(38,607)	52%
Sequenom Laboratories
Sequenom Laboratories introduced new LDTs during 2011 and since that time has significantly expanded its commercial sales force to drive adoption of its LDTs. Sequenom Laboratories is continuing its efforts to obtain reimbursement for all of its tests, however many payors initially denied coverage for the MaterniT21 PLUS test as they had considered the test investigational and experimental. With the publication of the American Congress of Obstetrics and Gynecology and the Society for Maternal-Fetal Medicine joint committee opinion on NIPT for fetal aneuploidy in late 2012, the test is no longer considered investigational and experimental. We recognize Sequenom Laboratories revenues primarily on a cash basis; however we record costs to perform the tests as those costs are incurred. Laboratory operating costs have increased as the number of tests processed continues to increase.
Operating losses for Sequenom Laboratories during 2013 when compared to 2012 decreased $25.4 million due primarily to the improved gross margin of $33.1 million, $1.3 million in lower supplies and overhead due primarily to the completion of the validation of the Raleigh-Durham, North Carolina laboratory location during 2013, and a decrease in discretionary and stock-based compensation expense of $0.3 million. These decreases in operating loss were partially offset by $4.0 million in higher costs incurred for the expansion of our Sequenom Laboratories sales force, $2.4 million in higher billing costs due to increased revenues and the additional billing effort required following the coding change on January 1, 2013, $1.5 million in increased headcount and related costs to support our diagnostic services operations, and $1.3 million in employee termination costs and impairment expense.
Operating losses for Sequenom Laboratories during 2012 when compared to 2011 increased $24.1 million due primarily to the increase in headcount and expansion of facilities to support our diagnostic services operations. Selling and marketing costs increased by $20.4 million due to the increase in the field sales force personnel dedicated to the prenatal and ophthalmology markets to drive adoption of the LDTs.
Sequenom Bioscience
Operating income for Sequenom Bioscience during 2013 when compared to 2012 increased $2.4 million due primarily to $2.2 million in reduced headcount and lower supplies and other expenses primarily related to fewer research projects and marketing expenses during 2013 resulting from the completion of our FDA 510(k) notification for the Impact Dx System during 2013 and our restructuring in August 2013, and a decrease in discretionary and stock-based compensation expenses of $1.3 million. These improvements were partially offset by a lower gross margin of $0.8 million and employee termination costs of $0.3 million during 2013.
Operating income for Sequenom Bioscience during 2012 when compared to 2011 decreased $4.3 million due to a lower gross margin of $3.0 million plus an increase in research and development expenses of $1.0 million in our Sequenom Bioscience business.
Unallocated
Unallocated costs during 2013 when compared to 2012 were higher by $13.4 million due primarily to additional legal expenses of $9.1 million and restructuring costs of $4.5 million, partially offset by a decrease in discretionary and stock-based compensation expenses of $0.3 million.

Unallocated costs during 2012 when compared to 2011 were higher by $10.1 million due primarily to additional legal expenses of $11.8 million and additional labor costs of $3.2 million due to increased headcount to support operations. These increases were partially offset by the higher costs in 2011 related to the nonrecurring license fees paid to the Chinese University of Hong Kong, or CUHK, and the value of the warrant issued to CUHK aggregating $4.2 million.
Liquidity and Capital Resources
We have a history of recurring losses from operations and had an accumulated deficit of $1,014.3 million as of December 31, 2013. Our capital requirements to sustain operations, including Sequenom Laboratories' billed but unpaid tests, research and development projects, and litigation have been and will continue to be significant. As of December 31, 2013 and 2012, we had working capital of $51.9 million and $146.2 million, respectively. These amounts do not include our unrecorded accounts receivable (due to our cash basis accounting), which are discussed below.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, sales volumes of our bioscience products and services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections for our commercialized tests and product sales and services, and $10.0 million available at December 31, 2013 under our revolving line of credit facility. We have also financed our operating and capital requirements during the last three years with proceeds from the issuance of our Convertible Senior Notes and the public offering of our common stock during 2012, and the public and private offerings of our common stock which occurred in 2010.
We have expanded the operations of Sequenom Laboratories following commercialization of the MaterniT21 PLUS test, including research and development activities related to improvements to current tests and expansion of Sequenom Laboratories' diagnostic testing menu.
As of December 31, 2013, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $46 million to $51 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
As of December 31, 2013, cash, cash equivalents, and current marketable securities totaled $71.3 million, compared to $175.9 million at December 31, 2012. The $104.7 million decrease is due primarily to our cash used in operating activities of $85.6 million, purchases of equipment and leasehold improvements of $12.7 million, and repayment on our term loan of $7.6 million. Our cash equivalents and current marketable securities are held in a variety of securities that that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA or better, or are fully guaranteed by the U.S. government, and mutual funds.
At our current and anticipated level of operating loss, we expect to continue to incur net operating cash outflows until the fourth quarter of 2014, when we expect that reimbursement for our tests will be sufficient to achieve positive cash flow for the quarter and annually thereafter. We expect that our December 31, 2013 balances of cash and marketable equity securities are sufficient to provide for our operating needs through at least the end of 2014.
Operating Activities
Cash used in operations during 2013 was $85.6 million, compared to $78.0 million during 2012. Our use of cash was primarily a result of the net loss of $107.4 million during 2013 compared to $117.0 million for 2012. Changes in operating assets and liabilities during 2013 used net cash of $8.0 million, which includes increased inventories of $6.2 million and higher accounts receivable balances of $2.3 million, partially offset by higher current liability balances of $0.7 million. We invested in additional diagnostic inventory during 2013 for safety stock to support expanded test capacity and to provide a sufficient supply of certain reagents.
Investing Activities
Net cash provided by investing activities of $29.4 million during 2013, primarily reflects net proceeds from maturities of marketable securities net of purchases of $42.6 million, partially offset by purchases of capital equipment and leasehold improvements of $12.7 million.
Financing Activities
Net cash used by financing activities during 2013 was $6.1 million, compared to net proceeds of $186.8 million during 2012. Financing activities during 2013 include payments on debt obligations of $7.6 million, cash paid for the repurchase of common stock of $0.5 million in satisfaction of tax withholding obligations in connection with the vesting of restricted stock units, partially offset by $1.9 million in cash proceeds from the exercise of stock options and employee contributions under our employee stock purchase plan.
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2013 (in thousands):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations(1)	$147,451	$7,684	$4,494	$130,725	$4,548
Research and development collaboration and licensing agreements(2)	15,239	2,033	3,731	2,796	6,679
Operating leases	15,105	8,534	6,571	—	—
Purchase obligations(3)	10,083	4,000	6,083	—	—
Total contractual obligations	$187,878	$22,251	$20,879	$133,521	$11,227

(1)
Long-term obligations include our Convertible Senior Notes, which are convertible at any time prior to the third trading day immediately preceding their maturity date in October 2017, at the option of the holders, into shares of our common stock at specified conversion rates, our bank loans due May 2015, and our financing obligation for building and improvements recorded in connection with our Raleigh-Durham, North Carolina, location.

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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing our financial statements we make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management considers relevant. Because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Our revenues are generated primarily from providing services and the sale of products. Diagnostic services revenues from Sequenom Laboratories result from providing LDTs primarily for the detection of specific fetal abnormalities or other genetic conditions.
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and whether there are existing contractual arrangements. When evaluating collectability, we consider whether we have sufficient history to reliably estimate a payor's individual payment patterns.
Diagnostic services revenues earned by Sequenom Laboratories have been primarily recognized on a cash basis because the above criteria have not been met at the time the test results are delivered. Sequenom Laboratories generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and Sequenom Laboratories bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover Sequenom Laboratories' test as ordered by the physician under their reimbursement policies. Consequently, Sequenom Laboratories pursues reimbursement on a case-by-case basis. We will continue to recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for Sequenom Laboratories' LDTs. In order to begin to record revenue on an accrual basis, we expect to use at least several months of payment history, and review the number of tests paid against the number of tests billed and the payor's outstanding balance for unpaid tests to determine whether payments are being made for a consistently high percentage of tests billed and at appropriate amounts given the contracted or historical payment amount. We record revenues and accounts receivable for billing directly to physician offices and international customers, with whom we have contracts, when the price is fixed or determinable and where we believe collectability is reasonably assured. As of December 31, 2013, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $46.0 million to $51.0 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
From time to time, we receive requests for refunds of payments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until we determine the amounts upon which a refund is due. Accrued refunds were $1.7 million and $0.8 million at December 31, 2013 and 2012, respectively.
Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair values determined by Level 3 inputs, which utilize unobservable data points supported by little or no market activities, require the exercise of judgment and use of estimates, that if changed, could significantly affect our statement of financial position and results of operations.
In connection with our restructuring in August 2013, and the decision to exit our operating lease on a facility in San Diego, California, which expires in July 2015, we determined the fair value of our remaining lease liability as of the cease-use date as the present value of the remaining payments due under the lease and ancillary costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, discounted using a credit-adjusted risk-free interest rate (Level 3 inputs). We based our estimated future payments, net of estimated future sublease payments, on current rental rates available in the local real estate market, and our evaluation of our ability to sublease the facility. The fair value was recorded as a liability at the cease-use date with a corresponding expense of $2.4 million recognized during 2013 in restructuring costs in the consolidated statement of operations. The fair value of our remaining lease liability as of December 31, 2013 of $1.3 million may change significantly if the ultimate outcome of any sublease is significantly different from our original evaluation of our ability to sublease the facility.
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
The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of December 31, 2013 and 2012, all of our investments in marketable securities were classified as available-for-sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income in stockholders' equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.
At December 31, 2013, we had $71.3 million in cash, cash equivalents, restricted cash, and marketable securities, all of which are reported at their fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2013, as the assets consisted of highly liquid securities with short-term maturities.
Foreign currency rate fluctuations
We have foreign operations whose functional currencies are the Great British Pound, or GBP, the Japanese Yen, or Yen, and the Euro, or EUR. The subsidiaries' accounts are translated from the relevant functional currency to the U.S. Dollar, or USD, using the current exchange rate in effect at the balance sheet date, for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. Our subsidiaries conduct their business with customers in local currencies. Additionally, we occasionally invoice Australian customers in their local currency. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our subsidiaries or transactions with our customers where the invoicing currency is not the USD.
At December 31, 2013 a movement of 10% in the USD to EUR exchange rate would create an unrealized gain or loss of $66,000, based on our cash holdings and accounts payable that are denominated in EUR. At December 31, 2013 a movement of 10% in the USD to Australian dollars, or AUD, exchange rate would create an unrealized gain or loss of $60,000, based on our cash holdings, accounts receivable and accounts payable that are denominated in AUD. We do not believe that a movement in the exchange rate between the USD and the GBP, the Yen, or any other foreign currencies, to which we are exposed, respectively, would have a material impact on our business or operating results during the periods presented. We had no off balance sheet, or unrecognized, gains and losses in respect of financial instruments used as hedges at the beginning or end of the year ended December 31, 2013. We had no deferred gains or losses during the period covered.
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
Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of such period.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material adverse effect on our financial statements.
Our management, under the supervision of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the framework included in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting as of December 31, 2013. Ernst & Young LLP’s report appears below under this Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and our CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sequenom, Inc.
We have audited Sequenom, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sequenom, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Sequenom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sequenom, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013 of Sequenom, Inc. and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 27, 2014

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
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference from the information in the section entitled “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement.

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

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Restated Bylaws of Registrant, as amended.

3.3(3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(25)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(31)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.2(5)#	1999 Stock Incentive Plan, as amended.

10.3(4)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.4(4)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

10.5(6)#	1999 Employee Stock Purchase Plan, as amended.

10.6(7)#	2006 Equity Incentive Plan, as amended.

10.7(1)#	2006 Equity Incentive Plan Form of Stock Option Grant Notice.

10.8(1)#	2006 Equity Incentive Plan Form of Stock Option Agreement.

10.9(8)#	2006 Equity Incentive Plan Form of Notice of Exercise.

10.10(9)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Grant Notice.

10.11(9)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.12(10)	Business Loan Agreement, dated March 3, 2000, between the Registrant and Union Bank of California.

10.13(11)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC.

10.14(12)	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

10.15(13)	Amendment Number One to Lease dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.16(13)	Common Stock Warrant, dated September 9, 2005, issued to Kwacker, Ltd.

10.17(14)*	Exclusive License of Technology Agreement, dated October 14, 2005, by and between the Registrant and ISIS Innovation Limited.

10.18(15)*	Amendment to Exclusive License of Technology Agreement dated October 19, 2006, by and between the Registrant and ISIS Innovation Limited.

10.19(16)#	Form of Restricted Stock Bonus Grant Notice under 2006 Equity Incentive Plan.

10.20(16)#	Form of Restricted Stock Bonus Agreement under 2006 Equity Incentive Plan.

10.21(17)	Letter agreement dated July 2, 2007, by and between the Registrant and Richard Alan Lerner, M.D.

10.22(18)*	Amendment to Exclusive License of Technology Agreement dated November 5, 2007, by and between the Registrant and ISIS Innovation, Limited.

10.23#	Non-Employee Director Compensation Policy.

10.24(19)#	Amended and Restated Change in Control Severance Benefit Plan.

10.25(20)*	Amendment to Exclusive License of Technology Agreement dated November 3, 2009, by and between the Registrant and ISIS Innovation Limited.

10.26(20)#	Agreement dated March 13, 2010 by and between the Registrant and Harry F. Hixson, Jr., Ph.D.

10.27(20)#	Letter agreement dated October 21, 2010 by and between the Registrant and Paul V. Maier.

10.28(21)	Stipulation of Settlement in In re Sequenom, Inc. Derivative Litigation.

10.29(22)	Registration Rights Agreement, dated May 12, 2010, by and among the Registrant and the other parties named therein.

10.30(23)*	License Agreement, dated September 16, 2008, by and between the Registrant and The Chinese University of Hong Kong.

10.31(24)#	New-Hire Equity Incentive Plan.

10.32(25)*	License Agreement Dated May 3, 2011, between the Registrant and the Chinese University of Hong Kong.

10.33(25)	Loan Agreement dated May 31, 2011, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.34(29)	Second Amendment to Loan Agreement dated September 10, 2012, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.35(25)	First Amendment to Loan Agreement dated June 20, 2011, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.36(26)*	Sale and Supply Agreement dated July 8, 2011, between the Registrant and Illumina, Inc.

10.37(27)*	First Amendment to Sale and Supply Agreement dated September 29, 2011, between the Registrant and Illumina, Inc.

10.38(28)*	Second Amendment to Sale and Supply Agreement dated April 12, 2012, between the Registrant and Illumina, Inc.

10.39(30)*	Third Amendment to Sale and Supply Agreement dated November 30, 2012, between the Registrant and Illumina, Inc.

10.40(30)*	Amendment to Exclusive License of Technology Agreement dated November 29, 2012, by and between the Registrant and ISIS Innovation Limited.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

#	Management contract or compensatory plan.

*
Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-91665), as amended.

(5)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2006.

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed February 1, 2010.

(7)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 29, 2010.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(9)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-152230) filed July 10, 2008.

(10)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 1999.

(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2000.

(12)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed September 14, 2005.

(14)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2005.

(15)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2006.

(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 24, 2007.

(17)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2007.

(18)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2007.

(19)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2008.

(20)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2009.

(21)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2010.

(22)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed May 13, 2010.

(23)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2010.

(24)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2011.

(25)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(26)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2011.

(27)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2011.

(28)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2012.

(29)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

(30)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2012.

(31)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed September 17, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2014

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

Signature	Title	Date

/S/ HARRY F. HIXSON, JR., PH.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2014
Harry F. Hixson, Jr., Ph.D.

/S/ PAUL V. MAIER	Chief Financial Officer (Principal Financial Officer)	February 27, 2014
Paul V. Maier

/S/ CAROLYN D. BEAVER	Vice President and Chief Accounting Officer	February 27, 2014
Carolyn D. Beaver

/S/ ERNST-GUNTER AFTING, PH.D., M.D.	Director	February 27, 2014
Ernst-Gunter Afting, Ph.D., M.D.

/S/ KENNETH F. BUECHLER, PH.D.	Director	February 27, 2014
Kenneth F. Buechler, Ph.D.

/S/ JOHN A. FAZIO	Director	February 27, 2014
John A. Fazio

/S/ MYLA LAI-GOLDMAN, M.D.	Director	February 27, 2014
Myla Lai-Goldman, M.D.

/S/ RICHARD A. LERNER, M.D.	Director	February 27, 2014
Richard A. Lerner, M.D.

/S/ RONALD M. LINDSAY, PH.D.	Director	February 27, 2014
Ronald M. Lindsay, Ph.D.

/S/ DAVID PENDARVIS	Director	February 27, 2014
David Pendarvis

/S/ CHARLES SLACIK	Director	February 27, 2014
Charles Slacik

SEQUENOM, INC.

All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sequenom, Inc.
We have audited the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequenom, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequenom, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 27, 2014

SEQUENOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$61,589	$123,802
Marketable securities	9,668	52,140
Accounts receivable, net	10,248	7,887
Inventories	16,968	10,570
Other current assets and prepaid expenses	3,061	3,075
Total current assets	101,534	197,474
Property, equipment and leasehold improvements, net	26,553	33,494
Goodwill	10,007	10,007
Other assets	6,608	7,980
Total assets	$144,702	$248,955

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$9,954	$16,469
Accrued expenses	28,134	24,507
Long-term debt and obligations, current portion	7,643	7,601
Other current liabilities	3,910	2,713
Total current liabilities	49,641	51,290
Long-term debt and obligations, less current portion	9,642	17,041
5.00% Convertible Senior Notes due 2017	130,000	130,000
Other long-term liabilities	1,922	2,617
Commitments and contingencies
Stockholders' (deficit) equity:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $0.001; 185,000 shares authorized, 115,796 and 114,787 shares issued and outstanding at December 31, 2013 and 2012, respectively	116	115
Additional paid-in capital	967,015	954,372
Accumulated other comprehensive income	675	423
Accumulated deficit	(1,014,309)	(906,903)
Total stockholders' (deficit) equity	(46,503)	48,007
Total liabilities and stockholders' (deficit) equity	$144,702	$248,955
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share information)

	Years ended December 31,
	2013	2012	2011
Statements of Operations
Revenues:
Diagnostic services	$119,556	$46,457	$8,319
Bioscience product sales and services	42,870	43,240	47,588
Total revenues	162,426	89,697	55,907
Cost of revenues:
Cost of diagnostic services	87,302	47,283	10,031
Cost of bioscience product sales and services	15,436	15,025	16,360
Total cost of revenues	102,738	62,308	26,391
Gross margin	59,688	27,389	29,516
Operating expenses:
Selling and marketing	51,360	48,587	28,224
Research and development	46,532	50,525	53,313
General and administrative	54,166	41,090	22,185
Restructuring costs	6,037	—	—
Total operating expenses	158,095	140,202	103,722
Loss from operations	(98,407)	(112,813)	(74,206)
Interest expense, net	(8,443)	(3,318)	(330)
Other (expense) income, net	(255)	(1,167)	497
Loss before income taxes	(107,105)	(117,298)	(74,039)
Income tax (expense) benefit	(301)	269	(95)
Net loss	$(107,406)	$(117,029)	$(74,134)
Net loss per common share, basic and diluted	$(0.93)	$(1.03)	$(0.75)
Weighted average number of shares outstanding, basic and diluted	115,378	113,646	99,143

Statements of Comprehensive Loss
Net loss	$(107,406)	$(117,029)	$(74,134)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	51	(24)	10
Foreign currency translation adjustment	201	261	(226)
Write-off of permanent investment in subsidiary upon dissolution	—	1,011	—
Total other comprehensive income (loss)	252	1,248	(216)
Comprehensive loss	$(107,154)	$(115,781)	$(74,350)
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at December 31, 2010	98,849	$99	$866,750	$(609)	$(715,740)	$150,500
Net loss	—	—	—	—	(74,134)	(74,134)
Stock-based compensation	—	—	12,062	—	—	12,062
Shares issued or vested under employee stock plans	500	—	1,812	—	—	1,812
Issuance of warrant for license	—	—	1,155	—	—	1,155
Unrealized loss on available-for-sale securities	—	—	—	10	—	10
Foreign currency translation adjustment	—	—	—	(226)	—	(226)
Balance at December 31, 2011	99,349	99	881,779	(825)	(789,874)	91,179
Net loss	—	—	—	—	(117,029)	(117,029)
Stock-based compensation	—	—	13,324	—	—	13,324
Shares issued or vested under employee stock plans	488	1	1,123	—	—	1,124
Issuance of common stock, net of issuance costs	14,950	15	58,146	—	—	58,161
Unrealized gain on available-for-sale securities	—	—	—	(24)	—	(24)
Write-off of permanent investment in subsidiary upon dissolution	—	—	—	1,011	—	1,011
Foreign currency translation adjustment	—	—	—	261	—	261
Balance at December 31, 2012	114,787	115	954,372	423	(906,903)	48,007
Net loss	—	—	—	—	(107,406)	(107,406)
Stock-based compensation	—	—	11,171	—	—	11,171
Shares issued or vested under employee stock plans	1,121	1	1,927	—	—	1,928
Repurchase of shares in satisfaction of tax withholding obligations in connection with the vesting of restricted stock units	(112)	—	(455)	—	—	(455)
Unrealized gain on available-for-sale securities	—	—	—	51	—	51
Foreign currency translation adjustment	—	—	—	201	—	201
Balance at December 31, 2013	115,796	$116	$967,015	$675	$(1,014,309)	$(46,503)
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(107,406)	$(117,029)	$(74,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,121	11,125	7,130
Stock-based compensation	11,171	13,324	12,062
Noncash restructuring costs	2,358	—	—
Write-off of permanent investment in subsidiary upon dissolution	—	1,011	—
Warrant issued for license	—	—	1,155
License fee payable	—	—	1,500
Other non-cash items	1,111	1,230	(41)
Changes in operating assets and liabilities:
Accounts receivable	(2,298)	(883)	(103)
Inventories	(6,168)	(1,724)	(3,050)
Prepaid expenses and other assets	(190)	1,486	(1,699)
Accounts payable and accrued expenses	(90)	13,417	5,686
Other liabilities	752	29	(1,002)
Net cash used in operating activities	(85,639)	(78,014)	(52,496)
Investing activities
Purchases of property, equipment and leasehold improvements	(12,714)	(15,231)	(14,948)
Purchases of marketable securities	(52,826)	(57,739)	(141,666)
Proceeds from sales of marketable securities	—	—	54,907
Maturities of marketable securities	95,393	60,928	50,360
Net cash (paid for) received from other assets	(483)	(1,891)	1,338
Net cash provided by (used in) by investing activities	29,370	(13,933)	(50,009)
Financing activities
Payments on long-term obligations	(7,574)	(2,631)	(1,830)
Borrowings on term loan and capital lease obligations	—	5,390	15,000
Proceeds from issuance of convertible debt, net of issuance costs	—	124,728	—
Proceeds from stock offering, net of issuance costs	—	58,161	—
Proceeds from common stock issued under employee stock plans	1,928	1,124	1,812
Repurchase of common stock in satisfaction of tax withholding obligations in connection with the vesting of restricted stock units	(455)	—	—
Net cash (used in) provided by financing activities	(6,101)	186,772	14,982
Effect of exchange rate changes on cash and cash equivalents	157	51	(198)
Net (decrease) increase in cash and cash equivalents	(62,213)	94,876	(87,721)
Cash and cash equivalents at beginning of period	123,802	28,926	116,647
Cash and cash equivalents at end of period	$61,589	$123,802	$28,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,386	$724	$237
Supplemental non-cash items:
Plant and equipment acquired with financing and capital lease obligations	$—	$2,250	$4,273
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
1. Summary of Significant Accounting Policies
We are a life sciences company committed to improving healthcare by providing genomic and genetic analysis solutions for the molecular diagnostic and clinical research markets. We develop and commercialize innovative molecular diagnostics testing services that target and serve molecular diagnostics markets, and also develop and commercialize research use genetic analysis products and services that target and serve discovery and clinical research markets. We conduct our business through our two operating segments, Sequenom Laboratories and Sequenom Bioscience.
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
Reclassifications were made to certain operating activities in our consolidated statements of cash flows to conform prior years’ financial information to the current presentation. These reclassifications had no impact on net cash used in operating activities.
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
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and whether there are existing contractual arrangements. When evaluating collectability, we consider whether we have sufficient history to reliably estimate a payor's individual payment patterns. Revenues are deferred for fees received before earned. Royalty revenues are generally recorded on an accrual basis when earned.
Diagnostic Services. Diagnostic services revenues earned by Sequenom Laboratories have been primarily recognized on a cash basis because the above criteria have not been met at the time the test results are delivered. Sequenom Laboratories generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and Sequenom Laboratories bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover Sequenom Laboratories' test as ordered by the physician under their reimbursement policies. Consequently, Sequenom Laboratories pursues reimbursement on a case-by-case basis. We will continue to recognize diagnostic services revenues upon cash collection until we can reliably estimate the amount that would be ultimately collected for Sequenom Laboratories' LDTs. We record revenues and accounts receivable for billing directly to physician offices and international customers, with whom we have contracts, when the price is fixed or determinable and where we believe collectability is reasonably assured.
From time to time, we receive requests for refunds of payments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until we determine the amounts upon which a refund is due. Accrued refunds were $1.7 million and $0.8 million at December 31, 2013 and 2012, respectively.
Bioscience Product Sales and Services. Revenues from sales of MassARRAY Systems and consumables are recognized upon shipment and transfer of title to the customer and when all revenue recognition criteria are met. Our contracts do not contain refund or cancellation clauses. Revenues from the sale or licensing of our proprietary software are recognized upon transfer of title to the customer. We recognize revenues for maintenance and extended warranty services for ongoing customer support ratably over the respective maintenance or warranty period.
Cost of Revenues
Cost of revenues includes the cost of materials, direct labor including laboratory, manufacturing and service personnel, equipment and infrastructure expenses associated with processing blood and other samples, quality control analyses, and shipping charges to transport samples and products, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing Sequenom Laboratories' testing services are recorded as tests are processed. Costs recorded for sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenues were recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Sequenom Laboratories' LDTs are recorded as license fees in cost of revenues at the time product revenues are recognized or in accordance with other contractual obligations. Costs associated with Sequenom Bioscience product sales and services revenues are recognized as products are delivered or services are performed.
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
Collaboration, Development and Licensing Agreement Expenses
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
We grant credit generally on an unsecured basis to customers of our bioscience business throughout North America, Europe, and Asia, except in China where we grant credit on a secured basis until a collection history is established. To reduce credit risk, certain sales are secured by letters of credit from commercial banks. At December 31, 2013 and 2012, gross trade accounts receivable from customers located outside the United States accounted for 71% and 63%, respectively, of total accounts receivable. At December 31, 2013 and 2012, no single customer had an accounts receivable balance greater than 10% of the total balances outstanding on a consolidated basis.
During the year ended December 31, 2013, one payor from our Sequenom Laboratories segment accounted for $25.0 million, or 15%, of total consolidated revenues, and during the years ended December 31, 2012 and 2011 no single customer represented more than 10% of total consolidated revenues.
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
Fair Value Measurements
Our financial instruments consist principally of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable, accrued expenses, long term debt and our 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes.
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
We value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classify our cash equivalents and marketable securities within Level 1 or Level 2. As of December 31, 2013, the fair value of our remaining lease liability on our vacated facility was measured using estimated net cash flows, discounted using a credit-adjusted risk-free rate, which are considered Level 3 inputs. As of December 31, 2012, we had no assets or liabilities measured at fair value within the Level 3 hierarchy.
Cash, Cash Equivalents, and Marketable Securities
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less at the time of purchase.
Investments with an original maturity of more than three months at the time of purchase are considered marketable securities. All marketable securities have been classified by management as available-for-sale. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, determined on a specific identification basis, reported as a component of other comprehensive income (loss) in stockholders' (deficit) equity until realized.
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
Accounts Receivable
We record diagnostic services revenues on an accrual basis for client bill arrangements, which are primarily international, upon delivery of test results to ordering physicians where we have contractual agreements for which collectability is reasonably assured.
We invoice our bioscience product sales and services as orders are shipped and/or services provided and any other contractual obligations are met. Our contracts typically require payment within 30 to 60 days of the date of invoice. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivable and historical bad debts, customer credit, current economic trends, and changes in customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged-off against the allowance when it is probable the receivable will not be recovered. The allowance for doubtful accounts was $0.2 million and $0.8 million at December 31, 2013 and 2012, respectively.
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
Warranty Cost and Reserves
We provide a warranty provision related to the sales of our MassARRAY Systems based on our historical experience of repairs required under the warranty period. We generally provide a one-year warranty on our MassARRAY System and related equipment. We establish an accrual for estimated warranty expenses associated with system sales based on historical amounts, which is recorded as a component of cost of product revenue. At December 31, 2013 and 2012, our warranty liability was $0.3 million and $0.3 million, respectively.
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
Financing Lease
For accounting purposes only, we are deemed to be the owner of the leased building at our Raleigh-Durham, North Carolina, laboratory site as the terms of our facility lease agreement required our extensive involvement in the construction of the building. Accordingly, during the year ended December 31, 2011, we recorded assets representing the fair value of the building based on the assessed value and the total costs of the improvements, including the costs paid by the lessor (the legal owner of the building), with an associated long-term obligation. Upon completion of construction of the building, we did not meet the sale-leaseback criteria for de-recognition of the building assets and obligation. Therefore the lease is accounted for as a long-term financing obligation. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed assets will be recognized as a non-cash gain on sale of the property. We report rent expense only on the land portion of the property but not for the building which is owned by us for accounting purposes. Rather, building rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
Stock-based Compensation
We measure and recognize compensation expense for all stock-based payments made to employees, directors, and consultants based on estimated fair value, net of an estimated forfeiture rate. These stock-based awards include stock options, restricted stock and restricted stock units, and stock purchase rights under our employee stock purchase plan. We estimate the fair value of stock options granted and stock purchase rights using the Black-Scholes-Merton, or BSM, option-pricing model, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee stock-based compensation at the date of grant or modification. The fair value of our restricted stock awards and units is based on the market price of our common stock on the date of grant.
We recognize stock-based compensation cost on a straight-line basis over the requisite service period of the award or, in the case of performance-based awards, over the period from the date that the performance milestone achievement is probable to the estimated achievement date. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. For stock option modifications, we compare the fair value of the original award immediately before and after the modification. For Type I modifications, or probable-to-probable vesting conditions, the incremental fair value of fully vested awards is recognized as expense on the date of the modification, with the incremental fair value of unvested awards recognized ratably over the new service period. We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
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
Restructuring Costs
Restructuring costs are comprised of estimated remaining facility lease and tenant improvement construction liabilities, asset impairments resulting from the exit of the related facility, reduced estimate of future cash flows related to our age-related macular degeneration, or RetnaGene AMD LDT, and employee termination costs based on executed agreements. Restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which the plan is approved and the expense becomes estimable. To estimate restructuring costs, management utilizes assumptions regarding the number and related costs that would be incurred relative to involuntarily terminated employees and future costs to complete and operate excess facilities, including construction costs, rent, utilities, insurance, property taxes, and broker's commissions, offset by estimated sublease rental income. Estimated restructuring expenses may change as management executes the approved plan.
Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of December 31, 2013 and 2012, we maintained valuation allowances against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes are included as a component of the estimated annual effective tax rate.

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
Net Loss Per Share
Basic and diluted net loss per common share for the periods presented is computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. Common stock equivalents, determined on a weighted-average, that could potentially reduce net income per common share in the future that were not included in the determination of diluted loss per common share as their effects were antidilutive are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Shares underlying Convertible Senior Notes	28,088	8,014	—
Options to purchase common stock	13,789	11,131	7,639
Restricted stock units not yet vested and released	1,654	825	1,012
Restricted stock awards issued, but unvested	17	9	7
Options to purchase shares under the Employee Stock Purchase Plan	172	114	53
Warrants to purchase common stock	250	250	172
	43,970	20,343	8,883
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

2. Other Financial Information
Marketable Securities
Our marketable securities are comprised of the following (in thousands):

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$4,999	$—	$—	$4,999
Certificates of deposit	4,163	—	(2)	4,161
Mutual funds	250	258	—	508
Total marketable securities	$9,412	$258	$(2)	$9,668

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$40,019	$8	$(12)	$40,015
Certificates of deposit	11,746	1	(9)	11,738
Mutual funds	224	163	—	387
Total marketable securities	$51,989	$172	$(21)	$52,140
As of December 31, 2013, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the years presented, as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value.
Gross realized gains and losses on sales of marketable securities were immaterial for all periods presented. As of December 31, 2013, all of our marketable securities were due within one year.

Inventories
Inventories consisted of the following (in thousands):

	As of December 31,
	2013	2012
Raw materials	$15,105	$8,317
Work in process	1,046	655
Finished goods	817	1,598
Total	$16,968	$10,570
Inventories are shown net of obsolete and excess reserves of $0.6 million and $0.5 million at December 31, 2013 and 2012, respectively.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements and related accumulated depreciation and amortization were as follows (in thousands):

	As of December 31,
	2013	2012
Building and improvements	$8,687	$8,660
Laboratory equipment	47,383	42,846
Leasehold improvements	8,096	7,950
Office furniture and equipment	17,663	19,537
	81,829	78,993
Less accumulated depreciation and amortization	(55,276)	(45,499)
Total	$26,553	$33,494

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $14.7 million, $10.5 million, and $6.7 million, respectively. Assets recorded under capital leases of $0.4 million and $0.4 million are included in the office furniture and equipment balance at December 31, 2013 and 2012, respectively. Depreciation of assets under capital leases is included in depreciation expense.
Accrued Expenses
Accrued expenses consist of the following significant items (in thousands):

	As of December 31,
	2013	2012
Accrued royalties, licenses, and collaboration payments	$11,422	$5,338
Accrued compensation and related taxes	6,133	11,409
Accrued professional fees and consulting	4,538	2,511
Other	6,041	5,249
Total	$28,134	$24,507
Accumulated Other Comprehensive Income
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, and includes net loss, unrealized gains and losses on our available-for-sale marketable securities, and foreign currency translation gains and losses.
Accumulated other comprehensive income consists of the following (in thousands):

	As of December 31,
	2013	2012
Foreign currency translation adjustments	$527	$326
Net unrealized gains on marketable securities, net of deferred taxes	148	97
Total	$675	$423
3. Business Segments and Geographic Areas
We operate our business on the basis of two reportable segments: Sequenom Center for Molecular Medicine, doing business as Sequenom Laboratories and Sequenom Bioscience.
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
In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business. We have retained Jefferies Group LLC as our financial advisor to assist in this evaluation.
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
Intersegment revenues and transfers were immaterial during the periods presented.
Revenues by product line and operating loss by segment were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenues:
Sequenom Laboratories	$119,556	$46,457	$8,319
Sequenom Bioscience:
Product sales	35,564	35,858	39,709
Maintenance services	5,142	5,277	5,227
Contract research and other	2,164	2,105	2,652
Total Sequenom Bioscience	42,870	43,240	47,588
Total revenues	$162,426	$89,697	$55,907

Operating (loss) income:
Sequenom Laboratories	$(46,875)	$(72,242)	$(48,111)
Sequenom Bioscience	5,519	3,104	7,448
Unallocated	(57,051)	(43,675)	(33,543)
Total loss from operations	$(98,407)	$(112,813)	$(74,206)

Significant non-cash items included in operating loss above:
Depreciation and amortization:
Sequenom Laboratories	$10,056	$7,159	$3,961
Sequenom Bioscience	513	475	499
Unallocated	4,552	3,491	2,670
Total depreciation and amortization	$15,121	$11,125	$7,130

Stock-based compensation:
Sequenom Laboratories	$4,736	$5,131	$4,181
Sequenom Bioscience	1,407	2,527	2,935
Unallocated	5,028	5,666	4,946
Total stock-based compensation	$11,171	$13,324	$12,062
Geographic Information
We have wholly-owned subsidiaries located in Germany, Hong Kong and Japan, and have customer and vendor relationships worldwide. Significant revenues in the following countries are those that are attributable to the individual country to which the product is shipped or the country in which the service is performed or earned (in thousands):

	Years ended December 31,
	2013	2012	2011
United States	$122,072	$60,886	$25,090
China	8,425	7,256	6,644
All other countries	31,929	21,555	24,173
Total	$162,426	$89,697	$55,907
Our net long-lived assets consist of property and equipment, and exclude goodwill and other intangible assets since they are not allocated on a geographic basis. Our net long-lived assets located in foreign countries were insignificant for all periods presented.

4. Research and Development Collaboration and Licensing Agreements
We have entered into various collaborative agreements that provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by our collaborative partners. Terms of the various collaboration agreements may require us to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on future sales, if any, of commercial products resulting from the collaboration. Certain of the licensing agreements require guaranteed minimum royalty payments. Terms of the licensing agreements generally range from the remaining life of the patent up to 17 years and, in some cases, may be subject to earlier termination by either party upon specified circumstances.
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
CUHK License Agreements
In May 2011, we entered into a license agreement with The Chinese University of Hong Kong, or CUHK, pursuant to which CUHK granted us an exclusive, worldwide (excluding Hong Kong), royalty-bearing license to use, and to sublicense, certain intellectual property covered by patent applications owned by CUHK for prenatal diagnostics, prognostics, and analysis for research and commercial purposes. During the year ended December 31, 2011, we paid a license fee to CUHK of $3.0 million, which was recognized as research and development expense as we considered the technology to still be in the research and development phase and to have no alternative future uses. We are obligated to pay royalties on sales of products incorporating the licensed intellectual property and amounts we receive from any sublicensees, including specified minimum annual royalties. We are also obligated to pay nominal amounts to CUHK upon the accomplishment of certain development and commercialization milestones. If we fail to achieve certain development and commercialization milestones within specified timeframes, CUHK may terminate this license agreement. This license agreement will expire on the later of 20 years or the expiration of the last patent, if any patent is issued, relating to the licensed intellectual property, unless terminated earlier.
In connection with this license agreement, we issued to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK) a warrant to purchase up to 200,000 shares of our common stock at a price of $7.00 per share, the closing price of our common stock on May 3, 2011. The warrant, which expires in May 2018 and remains outstanding at December 31, 2013, was immediately exercisable, in whole or in part, but not for less than 20,000 shares and in increments of 20,000 shares. The fair value of the warrant of $1.2 million was recognized as research and development expense during the year ended December 31, 2011.
In addition to the agreement discussed above, we have other agreements with CUHK whereby we have exclusively in-licensed patent rights from CUHK, which cover the use of cell-free fetal nucleic acids from biological samples, including plasma, serum, whole blood and urine, for prenatal diagnostic testing by massively parallel sequencing and other nucleic acid analysis methodologies. These exclusive license rights include a pending United States patent application and its pending equivalents in multiple foreign countries. Certain of our license rights, which are unrelated to prenatal diagnostic testing by massively parallel sequencing, are non-exclusive. These agreements with CUHK remain effective until the later of the life of any patent issued covering the licensed technology or years ranging from 2026 to 2030, subject to earlier termination by either party. We are also required to make nominal milestone payments upon commercial and regulatory events achieved with respect to products developed or produced using the licensed patent rights and to pay royalties on net sales of such products, including specified minimum royalty amounts.
Boston University License Agreement
In April of 2013, we entered into an amended and restated license agreement with Boston University for technology that was exclusively in-licensed under earlier license agreements with Boston University which included intellectual property related to quantification of fetal nucleic acids in maternal serum and plasma, which we use in our prenatal diagnostics tests.
We have agreed to pay to Boston University royalties on net sales of products developed or produced using the licensed patent rights, including specified minimum annual royalties. The agreement remains in force for the life of any patent issued in connection with the patent application covering the licensed technology, subject to earlier termination.

Total expense incurred under all of our research and development collaboration and licensing agreements for royalties, milestone payments, and research funding obligations, including amortization, during the years ended December 31, 2013, 2012 and 2011 was $12.4 million, $5.6 million and $6.3 million, respectively. Future minimum guaranteed payment obligations for royalties, milestone payments, and research funding obligations under all such agreements at December 31, 2013 are as follows (in thousands):

2014	$2,033
2015	2,278
2016	1,453
2017	1,443
2018	1,353
Thereafter	6,679
Total	$15,239
5. Long-Term Obligations
Long-term obligations consist of the following (in thousands, except percentages):

	As of December 31,
	2013	2012
5.00% Convertible Senior Notes due October 2017, interest payable semi-annually in April and October	$130,000	$130,000
Bank loans due May 2015, or Bank Loans, principal and interest payable monthly, weighted-average effective interest rates of 5.5% and 5.5%, net of unamortized discounts of $109 and $326 at December 31, 2013 and 2012, respectively	10,894	17,949
Obligation for building and improvements, effective interest rate of 4.9%, expiring October 2026	6,116	6,318
Capital lease liabilities, expiring January 2016, net of unamortized discounts of $57 and $117 at December 31, 2013 and 2012, respectively	275	375
Total long-term obligations	147,285	154,642
Less current portion	(7,643)	(7,601)
Non-current portion	$139,642	$147,041
Future maturities of our long-term obligations at December 31, 2013 are as follows (in thousands):

2014	$7,684
2015	4,170
2016	324
2017	130,345
2018	380
Thereafter	4,548
Total gross maturities	147,451
Less unamortized discounts for imputed interest	(166)
Total long-term obligations	$147,285
Convertible Senior Notes
On September 17, 2012, we issued $130.0 million aggregate principal amount of our Convertible Senior Notes in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The Convertible Senior Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year. Interest on the Convertible Senior Notes accrues from September 17, 2012. The Convertible Senior Notes mature on October 1, 2017, unless earlier converted, redeemed, or repurchased. The Convertible Senior Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of our common stock.
We received net proceeds of $124.7 million after deducting underwriting discounts and commissions and other offering costs of $5.3 million. The debt issuance costs are recorded in other assets and are amortized to interest expense, using the effective interest method, over the five-year term of the Convertible Senior Notes. At December 31, 2013 and 2012, unamortized deferred debt issuance costs totaled $4.1 million and $5.0 million, respectively.
The Convertible Senior Notes are initially convertible into a total of 28.1 million shares of common stock, which is equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which would result in a maximum issuance of 35.8 million shares of common stock if all holders converted at the maximum conversion rate. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their Convertible Senior Notes in connection with a make-whole fundamental change (as defined in the indenture governing the Convertible Senior Notes).
We may not redeem the Convertible Senior Notes prior to October 1, 2015. On and after October 1, 2015, we may redeem for cash all, but not less than all, of the Convertible Senior Notes if the last reported sale price of the common stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which we deliver the notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if we call the Convertible Senior Notes for redemption, a make-whole fundamental change will be deemed to occur. As a result, we will, in certain circumstances, increase the conversion rate for holders who convert their Convertible Senior Notes after we deliver a notice of redemption and on or prior to the close of business on the third business day immediately preceding the relevant redemption date. Upon a fundamental change, subject to certain exceptions, the holders may require that we repurchase some or all of their Convertible Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
On September 17, 2012, we entered into an indenture with Wells Fargo Bank, National Association, as trustee, relating to the Convertible Senior Notes. The Convertible Senior Notes are senior, unsecured obligations and rank equal in right of payment with our existing and future senior, unsecured indebtedness, and will be senior in right of payment to any future indebtedness that is expressly subordinated to the Convertible Senior Notes. The Convertible Senior Notes will be effectively subordinated to our existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities and commitments of our subsidiaries, including trade payables and any guarantees that they may provide with respect to any of our existing or future indebtedness.
Bank Loans and Revolving Line of Credit
In May 2011, we and our wholly-owned subsidiary Sequenom Laboratories entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, that allowed for term loans of up to $20.0 million through August 31, 2012, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of our and Sequenom Laboratories' assets, except for intellectual property, and are subject to certain other exceptions. The Loan Agreement includes limitations on our ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
We borrowed terms loans aggregating $5.0 million and $15.0 million during the years ended December 31, 2012 and 2011, respectively. Under the Loan Agreement, the term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum. The term loan borrowings are being repaid in 33 equal installments of principal, plus accrued interest which commenced on September 1, 2012. The term loans requires a final payment of 3.5% of all advances made under the term loans, in addition to principal repayments, at the loan maturity date, which is May 1, 2015. We have the option to prepay the outstanding balance of the term loans in full, subject to the final payment.
 Under the terms of the revolving credit facility, as of December 31, 2013 we may borrow up to $10 million based on a percentage of eligible accounts receivable, as defined in the Loan Agreement. Amounts outstanding under the revolving credit facility accrue interest, payable monthly, at a floating rate equal to 1% over the U.S. prime rate, with principal due on May 31, 2014. We have the option to terminate the revolving credit facility prior to the loan maturity date and repay the outstanding balance in full. No amounts had been drawn under this credit line as of December 31, 2013.
At December 31, 2013 we were in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring us to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus our operating liquidity.

Obligation for Building and Improvements
In November 2011, we entered into a lease agreement for a building in Raleigh-Durham, North Carolina, that we are accounting for as a financing lease. The term of the lease and the obligation was initially 15 years through October 2026, including two 5-year extensions of the lease. Rent payments under the lease are allocated primarily between interest expense and reduction to the long-term obligation. In the event we terminate the lease prior to the end of the 15-year period, we will recognize a gain representing the amount by which the balance of the obligation exceeds the net book value of the related building and improvements.
6. Commitments and Contingencies
Operating Leases
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
In connection with an amendment to our corporate headquarters lease in 2005, we issued a warrant to purchase 50,000 shares of our common stock with an exercise price of $2.64 per share to the lessor. The warrant, which remains outstanding at December 31, 2013, was immediately exercisable and expires in October 2015. The fair value of the warrant, calculated using the Black-Scholes option pricing model, was recorded as prepaid rent and is being amortized as rent expense over the remaining life of the lease.
In cases where our lessor grants to us leasehold improvement allowances that reduce our rent expense, we capitalize the improvements as incurred and recognize deferred rent which is amortized over the shorter of the lease term or the expected useful life of the improvements. During the year ended December 31, 2012, we capitalized $2.8 million in such leasehold improvements. During the year ended December 31, 2013 no such improvements were capitalized.
We recognize rent expense for our facility operating leases on a straight-line basis. Total rent expense under all of our operating leases was $7.3 million, $6.8 million, and $5.2 million in during the years ended December 31, 2013, 2012 and 2011, respectively. Current and noncurrent deferred rent totaled $1.8 million and $1.2 million, respectively, at December 31, 2013, and $0.6 million and $1.7 million, respectively, at December 31, 2012.
Future minimum annual obligations under all non-cancellable operating lease commitments, including the facility leases described above, at December 31, 2013 are as follows (in thousands):

2014	$8,534
2015	6,464
2016	107
Total	$15,105
Purchase Obligations
In July 2011, we entered into a Sale and Supply Agreement with Illumina, Inc., or Illumina, which expires in July 2016, whereby we will purchase laboratory equipment and consumables used for our MaterniT21 PLUS test. This agreement requires that we submit periodic binding forecasts for consumables. In the event that we purchase less than a specified amount of consumables during any calendar year, Illumina will be relieved of certain of its obligations and representations under the agreement, including certain of Illumina's obligations with respect to pricing terms of the consumables that we purchase. Purchases under this agreement were $38.7 million, $17.2 million and $9.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum unconditional purchase obligations under this agreement at December 31, 2013 are as follows (in thousands):

2014	$4,000
2015	4,000
2016	2,083
Total	$10,083

Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012 we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013 the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013 the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid under Title 35 U.S.C. §101. The Company disagrees with the Order and has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. However, the Company cannot predict the outcome of this matter.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00132-SI. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the United States. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. On October 16, 2013 the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Natera stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. However, we cannot predict the outcome of this matter.
In February 2012, we and Sequenom Center for Molecular Medicine, LLC were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00865-SI. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the United States, and (iii) Verinata and Stanford allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 LDT, have and continue to directly infringe U.S. Patent No. 8,008,018, or the '018 Patent, entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017, or the '017 Patent, entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415, or the '415 Patent, entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint. On March 12, 2013 the U.S. Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On October 16, 2013, the District Court issued its order on the interpretation of the ‘540 Patent, ‘018 Patent, ‘017 Patent, and ‘415 Patent claims. Many of the ‘540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Verinata stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. However, we cannot predict the outcome of this matter.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as a defendant in addition to the three individuals previously named and added claims for breach of contract and intentional and negligent misrepresentation. Following preliminary motions in the case, the following four claims remained pending: defamation, invasion of privacy, breach of contract and unfair business practices. On January 7, 2013, we and the individual defendants filed an answer to the complaint. In December 2013 we filed motions for summary adjudication of the breach of contract and unfair business practices claims and Mr. Hawran filed a motion for summary adjudication of his defamation claim. The summary adjudication motions are set for hearing on March 7, 2014 and trial is set for April 11, 2014. The individual defendants and we intend to vigorously defend the claims asserted against us. We cannot predict the outcome of this matter.
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
Shareholder Derivative Litigation
On September 30, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California (captioned Borenstein, derivatively on behalf of nominal defendant Sequenom, Inc. v. Hixson, et al., case no. 13CV2339JAH NLS) against each of the nine members of our board of directors (two of our board members also being officers and employees at the time of the complaint). The complaint alleges breach of fiduciary duties and abuse by the defendants of their ability to influence and control us, resulting in significant damages to us. In general, the complaint alleges that an unlawful billing policy was implemented for our MaterniT21 PLUS LDT and later changed, the change was not publicly disclosed by us, and the change was a major cause of lower test volumes and revenues for the second quarter of 2013. The complaint requests declaratory relief, unspecified damages and restitution, and reasonable attorneys’ fees. On February 24, 2014 plaintiff filed a notice of voluntary dismissal, dismissing the complaint without prejudice.
In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims related to our products, tests, and services, including our LDT services. These other matters are, in the opinion of management, immaterial with respect to our consolidated financial position, liquidity, or results of operations.
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
7. Preferred and Common Stock
Preferred Shares
Our Board of Directors has the authority to designate up to 5.0 million shares of preferred stock in one or more series and to define the terms of each series of preferred stock, including dividend, conversion, voting, redemption and liquidation rights and preferences.
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
Common Shares
The Company has authorized 185.0 million shares of common stock.
On June 11, 2013, at our Annual Meeting of Stockholders, our stockholders approved amendments to our 2006 Equity Incentive Plan and our 1999 Employee Stock Purchase Plan to increase the number of shares of our common stock available for issuance under such plans by 4.0 million and 2.3 million shares, respectively.
On January 25, 2012, we closed an underwritten public offering of 15.0 million shares of our common stock at $4.15 per share, resulting in gross proceeds of $62.0 million. After deducting $3.8 million in underwriting discounts and commissions and other offering costs, we received net proceeds of $58.2 million intended for general corporate purposes, including research and development expenses, capital expenditures, working capital, and general administrative expenses.
Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2013 is as follows (in thousands):

Stock options:
Issued and outstanding	13,043
Available for future grant	7,210
Issued and outstanding restricted stock units	2,133
Available for issuance under the ESPP	2,035
Warrants outstanding	250
Convertible Senior Notes	28,088
Total	52,759
8. Stock Compensation Plans
Equity Incentive Plans
Our 2006 Equity Incentive Plan, or the 2006 Plan, as approved by our stockholders, provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to employees, directors and consultants. As of December 31, 2013, under the 2006 Plan, we may issue up to an aggregate of 21.8 million shares of common stock, of which 14.9 million shares are reserved for issuance upon exercise of granted and outstanding options and vesting of restricted stock units, and 7.0 million shares are available for future grants.
Our New-Hire Equity Incentive Plan, or the New-Hire Plan, which was approved by our Board of Directors in 2010, provides for the granting of stock options to eligible persons entering into employment with us and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of December 31, 2013, under the New-Hire Plan, we may issue up to an aggregate of 550,000 shares of common stock, of which 315,000 shares are reserved for issuance upon exercise of granted and outstanding options, and 235,000 shares are available for future stock option grants.
Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of the combined activity related to our stock option awards during the year ended December 31, 2013 is as follows:

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	12,488	$6.17
Granted	3,151	$3.54
Exercised	(111)	$2.90
Forfeitures and cancellations	(2,485)	$5.68
Outstanding at December 31, 2013	13,043	$5.66	6.9	$370
Options exercisable at December 31, 2013	8,152	$6.37	6.0	$303
Options vested or expected to vest at December 31, 2013	12,345	$5.74	6.8	$357
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $78,000, $15,000, and $0.7 million, respectively. Cash received from stock option exercises during the years ended December 31, 2013, 2012 and 2011 was $322,000, $55,000, and $1.0 million, respectively.
Restricted stock awards and restricted stock units are generally performance based awards that vest upon achievement of defined performance targets, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. The following table summarizes activity related to our restricted stock awards and restricted stock units during the year ended December 31, 2013:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	905	$4.34
Grants and awards	1,822	$3.32
Vested and released	(370)	$4.13
Forfeitures and cancellations	(224)	$3.87
Outstanding at December 31, 2013	2,133	$3.47
The total fair value of restricted stock awards and restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $0.6 million, and $0.6 million, respectively. As permitted under our 2006 Plan, we repurchased 112,000 shares for an aggregate value of $0.5 million during the year ended December 31, 2013 to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units.
Employee Stock Purchase Plan
Our 1999 Employee Stock Purchase Plans, or the ESPP, permits eligible employees to purchase shares of common stock at a discount through payroll deductions, with six-month offerings beginning on the first business day in February and August each calendar year. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of our common stock and limited to no more than 10,000 shares per individual per offering period. The price at which our common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.
During the years ended years ended December 31, 2013, 2012 and 2011, a total of 0.6 million shares, 0.4 million shares, and 0.2 million shares, respectively, were purchased by and distributed to employees at an average price of $2.49, $2.91, and $5.43 per share, respectively. The total intrinsic value of purchase rights exercised during the periods presented was $0.7 million, $0.2 million, and $0.2 million, respectively.
As of December 31, 2013, we had reserved 2.0 million shares of common stock for future issuance under the ESPP.

Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP:

	Years ended December 31,
Stock option grants	2013	2012	2011
Risk-free interest rate	0.96%	1.64%	2.50%
Volatility	73.0%	94.5%	99.1%
Dividend yield	—%	—%	—%
Expected life (years)	5.3	7.4	7.6
Weighted-average grant date fair value	$2.58	$3.61	$5.74

	Years ended December 31,
ESPP stock purchase rights	2013	2012	2011
Risk-free interest rate	0.09%	0.14%	0.10%
Volatility	68.9%	68.2%	61.5%
Dividend yield	—%	—%	—%
Expected life (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$1.17	$1.13	$1.03
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
We recognize stock-based compensation cost over the vesting period using the straight-line single option method. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are based on historical experience and the average rates were estimated to be 14.3%, 13.4%, and 11.2% during the years ended December 31, 2013, 2012 and 2011, respectively. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
In December 2013, our Executive Vice President, Strategic Planning, or EVP, retired from employment with the Company, but continues to serve as a member of the Company’s Board following his retirement. In connection with our EVP’s retirement and return to service as a non-employee director, the Company’s board of directors approved an amendment to each stock option held by our EVP extending the term in which the stock options may be exercised with the same post-service exercise period granted other non-employee directors. The modification of these stock options resulted in an aggregate incremental compensation cost of $0.4 million, the majority of which was attributed to awards vested as of the modification date and expensed immediately during the year ended December 31, 2013.
Total non-cash stock-based compensation expense for all stock awards and purchase rights were recognized in our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Cost of revenues	$1,067	$1,071	$864
Selling and marketing expense	3,021	3,658	2,976
Research and development expense	2,943	4,137	4,443
General and administrative expense	4,140	4,458	3,779
	$11,171	$13,324	$12,062
As of December 31, 2013, there was $12.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. As of December 31, 2013, there was $3.4 million of unamortized compensation cost related to unvested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. As of December 31, 2013, there was $63,000 of unamortized compensation cost related to purchase rights granted and outstanding, which is expected to be recognized over a remaining weighted-average vesting period of one month.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2013
Cash Equivalents:
Money Market Funds	$41,260	$41,260	$—
Total cash equivalents	41,260	41,260	—
Marketable Securities:
U.S. treasury securities	4,999	4,999	—
Certificates of deposit	4,161	—	4,161
Mutual funds	508	508	—
Total marketable securities	9,668	5,507	4,161
Total	$50,928	$46,767	$4,161

	Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2012
Cash Equivalents:
Money Market Funds	$105,141	$105,141	$—
Certificates of deposit	1,391	—	1,391
Total cash equivalents	106,532	105,141	1,391
Marketable Securities:
U.S. treasury securities	40,015	40,015	—
Certificates of deposit	11,738	—	11,738
Mutual funds	387	387	—
Total marketable securities	52,140	40,402	11,738
Total	$158,672	$145,543	$13,129

 There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the years ended December 31, 2013 and 2012.
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
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2013, the respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance and the effect of the measurements on the statement of operations (in thousands):

	Fair Value Measurements at
	December 31, 2013
	using:
		Quoted Prices in
		Active Markets	Significant	Losses for the
		for Identical	Unobservable	Year Ended
Description	Fair Value	Liabilities (Level 1)	Inputs (Level 3)	December 31, 2013
Facility exit liabilities	$1,281	$18	$1,263	$2,438
Leasehold improvements	—	—	—	1,708
Other assets	—	—	—	650
Facility Exit Liabilities. In connection with our restructuring in August 2013, as further described in footnote 10, and the exit of our operating lease on a facility in San Diego, which expires in July 2015, we determined the fair values of our remaining lease liability and remaining tenant improvement liabilities as of the cease-use date. The fair value of the remaining tenant improvement liabilities was determined using the aggregate of the remaining committed purchase orders for construction of the improvements (Level 1 inputs). The fair value of the remaining lease liability was determined as the present value of the remaining payments due under the lease and ancillary costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, discounted using a credit-adjusted risk-free interest rate of 5.9% (Level 3 inputs). We based our estimated future payments, net of estimated future sublease payments, on current rental rates available in the local real estate market, and our evaluation of the ability to sublease the facility which we estimated to be in April 2014. The fair values were recorded as liabilities at the cease-use date with a corresponding expense recognized in restructuring costs in the consolidated statement of operations.
Leasehold Improvements. In connection with our restructuring in August 2013 we determined that the carrying values of the leasehold improvement assets associated with our vacated leased facility were no longer recoverable, and, as a result, we recognized an asset impairment charge during the year ended December 31, 2013, which is reported in restructuring costs in the consolidated statement of operations.
Other Assets. In connection with our restructuring in August 2013 and the reduction in our estimate of future cash flows to be generated by our RetnaGene AMD LDT product line, discussed in footnote 10, we determined that the carrying values of our RetnaGene AMD LDT licensed technology and prepaid minimum royalty balance were no longer recoverable, and, as a result, we recognized asset impairment charges during the year ended December 31, 2013, which is reported in restructuring costs in the consolidated statement of operations.
Fair Value of Other Financial Instruments
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on borrowing rates currently available to us for bank loans with similar terms, management believes that the fair values of its bank loans approximates their respective carrying values. The carrying amounts and fair values of our Convertible Senior Notes are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$130,000	$113,100	$130,000	$156,000
At December 31, 2013, the fair value of our Convertible Senior Notes was based on quoted market prices of similar instruments (Level 1).

10. Restructuring Costs
As part of an overall cost reduction effort, in August 2013 we communicated to employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our RetnaGene AMD LDT which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expires in July 2015, which we are seeking to sublease.
In connection with the restructuring, we recorded $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to our RetnaGene AMD LDT licensed technology, and $1.2 million in employee termination costs during the year ended December 31, 2013.
The following table summarizes our restructuring activity during the year ended December 31, 2013 and related liabilities as of December 31, 2013 (in thousands):

	Lease Exit Costs
	Facility Exit Costs	Impairment of Tenant Improvements	Impairment of Other Assets	Employee Termination Costs	Total
Restructuring costs	$2,438	$1,708	$650	$1,241	$6,037
Cash payments	(1,157)	—	—	(1,116)	(2,273)
Noncash asset impairments	—	(1,708)	(650)	—	(2,358)
Balance as of December 31, 2013	$1,281	$—	$—	$125	$1,406
Of the remaining liabilities at December 31, 2013, $1.1 million is payable within the next twelve months and $0.3 million is due after twelve months and through the remainder of the lease for the facility we vacated, which expires in July 2015.
Restructuring costs incurred by segment during the year ended December 31, 2013 are as follows (in thousands):

	Lease Exit Costs
	Facility Exit Costs	Impairment of Tenant Improvements	Impairment of Other Assets	Employee Termination Costs	Total
Sequenom Laboratories	$—	$—	$650	$601	$1,251
Sequenom Bioscience	—	—	—	280	280
Unallocated	2,438	1,708	—	360	4,506
	$2,438	$1,708	$650	$1,241	$6,037

11. Income Taxes
The reconciliation of income tax computed at the federal statutory tax rate to the expense (benefit) for income taxes is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Tax at statutory rate	$(37,487)	$(41,067)	$(25,921)
State taxes, net of federal benefit	(6,180)	(4,843)	(2,850)
Change in valuation allowance	215,032	(2,102)	3,699
Federal and state net operating losses, (addition) removal of limitations	(173,288)	42,121	24,719
Stock-based compensation	2,761	5,117	2,044
Credits and other	(537)	505	(1,596)
Income tax expense (benefit)	$301	$(269)	$95

Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$(156)	$(392)	$—
State	20	30	19
Foreign	20	171	76
Total current tax (benefit) provision	(116)	(191)	95
Deferred:
Federal	335	(71)	—
State	82	(7)	—
Total deferred tax provision (benefit)	417	(78)	—
Income tax expense (benefit)	$301	$(269)	$95
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$198,037	$2,393
Capitalized research expenses and credits	21,874	5,530
Depreciation	2,870	1,161
Stock options	9,033	6,379
Accruals and reserves	6,248	7,861
Other, net	815	652
Total deferred tax assets	238,877	23,976
Valuation allowance	(238,816)	(23,784)
Deferred tax assets	61	192
Deferred tax liabilities	(399)	(114)
Net deferred tax (liabilities) assets	$(338)	$78
At December 31, 2013, we had federal and state tax net operating loss carryforwards of approximately $502.8 million and $405.8 million, respectively. The federal tax loss carryforwards will begin to expire in 2019, unless previously utilized. The state tax loss carryforwards began to expire in 2010.
At December 31, 2013, we also have federal and California research and development tax credit carryforwards of approximately $9.2 million and $15.8 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development credit will carryforward indefinitely.
Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of our net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. During the year ended December 31, 2013, we completed an analysis under IRC Sections 382 and 383 from June 7, 2006 through December 31, 2012, and determined that we experienced several ownership changes during this period with the last one occurring in December 2010. However, these ownership changes did not result in the forfeiture of any net operating losses or research and development credits. As a result, as of December 31, 2013, we have reinstated deferred tax assets for federal and state net operating losses of $502.8 million and $405.8 million, respectively, and federal and California research and development credits of $9.2 million and $15.8 million, respectively, generated through December 31, 2013. In addition, we have recorded a corresponding increase to our valuation allowance as of December 31, 2013. Upon reinstatement of these operating losses and research and development credits, we recorded $5.5 million of related unrecognized tax benefits. There is a risk that additional changes in ownership could have occurred since December 31, 2012. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.
We recognize the impact of an uncertain income tax position on our income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
Following is a tabular reconciliation of our unrecognized tax benefit activity for the three years ended December 31, 2013 (excluding interest and penalties) (in thousands):

Beginning balance, January 1, 2011	$1,660
Additions based on tax positions related to the current year	873
Ending balance, December 31, 2011	2,533
Reductions due to tax positions that reversed in the current year and completion of research and development study	(2,533)
Ending balance, December 31, 2012	—
Additions based on tax positions related to the current year	997
Additions based on tax positions related to prior years	4,522
Ending balance, December 31, 2013	$5,519
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accruals for interest or penalties in our consolidated balance sheets at December 31, 2013 and 2012, and have not recognized any interest or penalties in our statements of operations for the years ended December 31, 2013, 2012 or 2011.
Our unrecognized tax benefits as of December 31, 2013, if recognized, would not impact our income tax expense or effective tax rate as long as our deferred tax assets remain subject to a full valuation allowance.
We are subject to taxation in the United States, foreign and various state jurisdictions. Our tax years for 1996 and forward are subject to examination by federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. We do not expect any changes to our unrecognized tax benefits over the next twelve months.

12. Related Party Transactions
Certain of our officers, former officers and Board members also hold officer, professor and/or board member positions with universities, medical centers, and health and research institutions that use our products and services and with whom we have research and licensing agreements. Cash payments to related parties under these agreements aggregated $1.2 million, $0.2 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. Revenues and expenses, and accounts receivable and payable balances resulting from related party transactions were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Bioscience product sales and services revenues	$175	$239	$178
Cost of diagnostic services revenues	$578	$149	$—
Research and development expenses	$459	$63	$204
General and administrative expenses	$14	$168	$—

	As of December 31,
	2013	2012
Accounts receivable	$24	$—
Accounts payable and accrued expenses	$372	$177

13. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total Year
	(In thousands, except share and per share information)
2013
Total revenues	$38,498	$34,851	$43,951		$45,126	$162,426
Gross margin	$13,960	$10,518	$16,909		$18,301	$59,688
Net loss	$(29,360)	$(31,023)	$(28,148)	(1)	$(18,875)	$(107,406)
Net loss per common share, basic and diluted	$(0.26)	$(0.27)	$(0.24)		$(0.16)	$(0.93)
Weighted average number of shares outstanding, basic and diluted	115,040	115,174	115,592		115,743	115,378

2012
Total revenues	$14,920	$18,252	$22,853		$33,672	$89,697
Gross margin	$4,626	$5,147	$5,306		$12,310	$27,389
Net loss	$(24,423)	$(29,617)	$(30,237)		$(32,752)	$(117,029)
Net loss per common share, basic and diluted	$(0.22)	$(0.26)	$(0.26)		$(0.29)	$(1.03)
Weighted average number of shares outstanding, basic and diluted	110,512	114,549	114,712		114,786	113,646
_____________________________________________
(1) Net loss during the third quarter of 2013 includes $6.0 million in restructuring costs and impairment charges.

Schedule II-SEQUENOM, INC.
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$782	$142	$(741)	$183
Year ended December 31, 2012
Allowance for doubtful accounts	$771	$11	$—	$782
Year ended December 31, 2011
Allowance for doubtful accounts	$1,152	$21	$(402)	$771