Form 10-K/A
period 2013-12-31
SEQUENOM INC
filed 2014-02-28
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A, or Form 10-K/A, amends the Annual Report on Form 10-K of Sequenom, Inc. for the fiscal year ended December 31, 2013 as originally filed with the Securities and Exchange Commission, or SEC, on February 27, 2014, or Original Filing. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries, including Sequenom Center for Molecular Medicine, LLC, doing business as Sequenom Laboratories, on a consolidated basis, unless explicitly noted otherwise. This Form 10-K/A amends page 54 of Item 7 of Part II of the Original Filing to correct an error in the following statement: "With our recent U.S. Food and Drug Administration, or FDA, clearance through the Premarket 510(k) Notification process, or 510(k), for the Impact Dx System, which is a clinical laboratory version of our research use only MassARRAY System, we believe that the Sequenom Bioscience business is well positioned to benefit from additional investment in biomarker assay panels which can be used to perform tests in a clinical laboratory setting." As corrected by this Form 10-K/A, the sentence states: "With our recent U.S. Food and Drug Administration, or FDA, submission for clearance through the Premarket 510(k) Notification process, or 510(k), for the Impact Dx System, which is a clinical laboratory version of our research use only MassARRAY System, we believe that the Sequenom Bioscience business is well positioned to benefit from additional investment in biomarker assay panels which can be used to perform tests in a clinical laboratory setting."
In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

Table of Contents

PART II
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
In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business. With our recent U.S. Food and Drug Administration, or FDA, submission for clearance through the Premarket 510(k) Notification process, or 510(k), for the Impact Dx System, which is a clinical laboratory version of our research use only MassARRAY System, we believe that the Sequenom Bioscience business is well positioned to benefit from additional investment in biomarker assay panels which can be used to perform tests in a clinical laboratory setting. Considering the amount of investment required, we believe that the business is best suited to be part of a larger company which would have the resources to invest and capitalize on available synergies. This would allow us to focus our investments exclusively in opportunities available for Sequenom Laboratories. We have engaged Jefferies Group LLC to review a full range of strategic alternatives for this business, including, but not limited to, possible sale or joint venture, to procure resources to invest and capitalize on available synergies.
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

Table of Contents

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
No financial statements are filed with this Amendment No. 1 on Form 10-K/A. These items were included as part of the Original Filing.

(a)(2)	Financial Statement Schedules
No financial statement schedules are filed with this Amendment No. 1 on Form 10-K/A. These items were included as part of the Original Filing.

(a)(3)	Exhibits
The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified. A list of the exhibits filed with this Amendment No. 1 on Form 10-K/A is provided below.

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
Date: February 28, 2014

SEQUENOM, INC.

By:	/S/ HARRY F. HIXSON, JR., PH.D.
Harry R. Hixson, Jr., Ph.D. Chief Executive Officer

By:	/S/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Vice President and Chief Accounting Officer