Form 10-Q
period 2014-03-31
SEQUENOM INC
filed 2014-05-01
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2014, there were 116,392,957 shares of the registrant's Common Stock outstanding.

 SEQUENOM, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,340	$61,589
Marketable securities	10,988	9,668
Accounts receivable, net	10,231	10,248
Inventories	13,015	16,968
Other current assets and prepaid expenses	3,487	3,061
Total current assets	83,061	101,534
Property, equipment and leasehold improvements, net	23,568	26,553
Goodwill	10,007	10,007
Other assets	6,215	6,608
Total assets	$122,851	$144,702

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$9,846	$9,954
Accrued expenses	20,159	28,134
Long-term debt and obligations, current portion	7,656	7,643
Other current liabilities	4,627	3,910
Total current liabilities	42,288	49,641
Long-term debt and obligations, less current portion	7,760	9,642
5.00% Convertible Senior Notes due 2017	130,000	130,000
Other long-term liabilities	1,442	1,922
Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001; 185,000 shares authorized, 116,393 and 115,796 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	116	116
Additional paid-in capital	970,564	967,015
Accumulated other comprehensive income	664	675
Accumulated deficit	(1,029,983)	(1,014,309)
Total stockholders' deficit	(58,639)	(46,503)
Total liabilities and stockholders' deficit	$122,851	$144,702
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share information)

	Three Months Ended
	March 31,
	2014	2013
Statements of Operations
Revenues:
Diagnostic services	$37,061	$29,083
Bioscience product sales and services	9,212	9,415
Total revenues	46,273	38,498
Cost of revenues:
Cost of diagnostic services	22,770	21,079
Cost of bioscience product sales and services	3,340	3,459
Total cost of revenues	26,110	24,538
Gross margin	20,163	13,960
Operating expenses:
Selling and marketing	11,769	13,657
Research and development	8,161	13,834
General and administrative	12,767	13,483
Restructuring costs	929	—
Total operating expenses	33,626	40,974
Loss from operations	(13,463)	(27,014)
Interest expense, net	(2,077)	(2,169)
Other income (expense), net	50	(165)
Loss before income taxes	(15,490)	(29,348)
Income tax expense	(184)	(12)
Net loss	$(15,674)	$(29,360)
Net loss per common share, basic and diluted	$(0.13)	$(0.26)
Weighted average number of shares outstanding, basic and diluted	116,134	115,040

Statements of Comprehensive Loss
Net loss	$(15,674)	$(29,360)
Other comprehensive income (loss):
Unrealized net gain on available-for-sale securities, net of taxes	—	35
Foreign currency translation adjustment	(10)	(172)
Total other comprehensive income (loss)	(10)	(137)
Comprehensive loss	$(15,684)	$(29,497)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net loss	$(15,674)	$(29,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,957	3,074
Depreciation and amortization	3,490	3,643
Noncash restructuring costs	941	—
Other non-cash items	285	99
Changes in operating assets and liabilities:
Accounts receivable	17	683
Inventories	4,057	(1,988)
Prepaid expenses and other assets	(375)	(778)
Accounts payable and accrued expenses	(8,415)	4,921
Other liabilities	(456)	40
Net cash used in operating activities	(13,173)	(19,666)
Investing activities
Purchases of property, equipment and leasehold improvements	(433)	(4,124)
Purchases of marketable securities	(9,994)	(24,662)
Maturities of marketable securities	8,679	12,809
Net cash used in investing activities	(1,748)	(15,977)
Financing activities
Payments on term loan and capital lease obligations	(1,906)	(1,833)
Net proceeds from exercise of stock options and ESPP purchases	592	827
Net cash used in financing activities	(1,314)	(1,006)
Effect of exchange rate changes on cash and cash equivalents	(14)	(107)
Net decrease in cash and cash equivalents	(16,249)	(36,756)
Cash and cash equivalents at beginning of period	61,589	123,802
Cash and cash equivalents at end of period	$45,340	$87,046

See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013, each as filed with the Securities and Exchange Commission.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or any other period(s).
Net Loss Per Share
The table below presents the potentially dilutive securities that would have been included in the calculation of diluted net loss per share if they were not antidilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Shares underlying Convertible Senior Notes	28,088	28,088
Options to purchase common stock	14,608	14,181
Restricted stock units not yet vested and released	2,893	1,774
Warrants to purchase common stock	250	250
Total	45,839	44,293
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The impact of implementation of the amended guidance on our consolidated financial statements has not yet been determined.

2. Other Financial Information
Inventories
Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$11,038	$15,105
Work in process	767	1,046
Finished goods	1,210	817
Total	$13,015	$16,968

Inventories are shown net of obsolete and excess reserves of $0.6 million and $0.6 million at March 31, 2014 and December 31, 2013, respectively.
Accrued Expenses
Accrued expenses consist of the following significant items (in thousands):

	March 31, 2014	December 31, 2013
Accrued royalties, licenses, and collaboration payments	$6,850	$11,422
Accrued compensation and related taxes	7,938	6,133
Accrued professional fees and consulting	2,849	4,538
Other	2,522	6,041
Total	$20,159	$28,134

3. Business Segments
We operate our business on the basis of two reportable segments: Sequenom Center for Molecular Medicine LLC, doing business as Sequenom Laboratories and a wholly owned subsidiary of Sequenom Inc., and Sequenom Bioscience.
Sequenom Laboratories provides laboratory testing services with a focus principally on prenatal diseases and conditions. Services revenues from our Sequenom Laboratories segment are primarily derived from providing testing services using Sequenom Laboratories' laboratory developed tests (LDTs or tests). Revenues from our Sequenom Laboratories segment are generated primarily from customers located within the United States (U.S.).
Our Sequenom Bioscience segment provides technologies and tools for translational research, oncology, agricultural genomics and clinical diagnostics. Sequenom Bioscience's proprietary MassARRAY System is a high-performance MALDI-TOF mass spectrometry-based DNA analysis platform that delivers reliable and specific data from biological samples and from genetic target material that is only available in trace amounts. Product sales, services and contract research revenues from our Sequenom Bioscience segment are primarily derived from sales of our MassARRAY Systems, which are comprised of hardware, software applications, consumable chips and reagents, as well as the provision of contract research services to clinical research laboratories, bioagriculture, biotechnology and pharmaceutical companies, academic institutions and government agencies. Revenues from our Sequenom Bioscience segment are generated primarily from customers located in North America, and customers and distributors located in Europe and Asia.
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
Revenues and operating income (loss) by segment were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Sequenom Laboratories	$37,061	$29,083
Sequenom Bioscience	9,212	9,415
Total revenues	$46,273	$38,498

Operating income (loss):
Sequenom Laboratories	$(1,773)	$(13,704)
Sequenom Bioscience	1,378	50
Unallocated	(13,068)	(13,360)
Total loss from operations	$(13,463)	$(27,014)

4. Commitments and Contingencies
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis Innovation Ltd., or Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012 we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013 the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013 the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid under Title 35 U.S.C. §101. The Company disagrees with the Order and has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. We intend to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intend to vigorously pursue our claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
In addition, Ariosa has sought to invalidate the ‘540 Patent through a petition for inter partes review ("IPR") (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO).  Trial of the IPR was held before the PTAB on January 24, 2014, but a decision has not yet been entered.  We have entered into a cost-sharing agreement with Isis with respect to the expenses incurred in connection with the IPR, however, the parties’ respective responsibilities under the cost-sharing arrangement have not yet been finalized.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00132-SI. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. On October 16, 2013 the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Natera stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. However, we cannot predict the outcome of this matter.
In February 2012, we and Sequenom Center for Molecular Medicine, LLC, were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00865-SI. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which we have exclusively in-licensed from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 test, have and continue to directly infringe U.S. Patent No. 8,008,018, or the '018 Patent, entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017, or the '017 Patent, entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415, or the '415 Patent, entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint.
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
On March 12, 2013 the U.S. Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On April 7, 2014, the USPTO concluded the interference, ruling that Verinata’s ‘018 Patent lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the ‘018 patent claims in the interference. We intend to bring this ruling to the attention of the U.S. District Court for the Northern District of California. We believe this ruling is also relevant to the interpretation of Verinata’s ‘017 Patent as it is based upon the same disclosure as the Verinata ‘018 Patent and also intend to bring this to the attention of the U.S. District Court for the Northern District of California.
On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On April 7, 2014, the USPTO ruled that our pending patent application no. 13/070,266 has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and entitled to a patent on that subject matter. We are also separately challenging the validity of Verinata’s ‘415 Patent in an inter partes review proceeding currently pending before the USPTO (Case IPR 013-00390).
We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. However, we cannot predict the outcome of this matter.
Former Employee Litigation
In August 2010, Paul Hawran, our former chief financial officer, sued three directors who comprised the special committee that during 2009 conducted the investigation of activity related to a prior trisomy 21 test under development at that time, alleging that they had defamed him, invaded his privacy, negligently and intentionally interfered with his prospective economic advantage, and committed unfair business practices under California Business and Professions Code Section 17200, and seeking unspecified damages. Mr. Hawran alleged in his complaint that he was asked to resign because he had raised concerns about the conduct of certain of our directors. The lawsuit, Hawran v. Hixson et al, case no. 37-2010-00058632-CU-DF-NC, was filed in the Superior Court of California for the County of San Diego. In September 2010, we were served with an amended complaint in this lawsuit, in which Mr. Hawran named us as an additional defendant and added claims for breach of contract and intentional and negligent misrepresentation. In March 2014, plaintiff and defendants entered into a settlement and mutual release agreement and the complaint was dismissed with prejudice.
On September 18, 2013, Harry Stylli, Ph.D., our former chief executive officer, made an arbitration demand upon us pursuant to his employment agreement, alleging that, in September 2009, we terminated his employment without cause and breached his employment agreement by failing and refusing to pay Dr. Stylli the severance benefits provided for under his employment agreement. In March 2014, we and Dr. Stylli entered into a settlement and mutual release agreement and Dr. Stylli’s claim was withdrawn and terminated with prejudice.
Shareholder Derivative Litigation
On September 30, 2013, a shareholder derivative complaint was filed in the U.S. District Court for the Southern District of California (captioned Borenstein, derivatively on behalf of nominal defendant Sequenom, Inc. v. Hixson, et al., case no. 13CV2339JAH NLS) against each of the nine members of our board of directors (two of our board members also being officers and employees at the time of the complaint). The complaint alleged breach of fiduciary duties and abuse by the defendants of their ability to influence and control us, resulting in significant damages to us. In general, the complaint alleges that an unlawful billing policy was implemented for our MaterniT21 PLUS test and later changed, the change was not publicly disclosed by us, and the change was a major cause of lower test volumes and revenues for the second quarter of 2013. The complaint requested declaratory relief, unspecified damages and restitution, and reasonable attorneys’ fees. On February 24, 2014 plaintiff filed a notice of voluntary dismissal, dismissing the complaint without prejudice.
In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims related to our products, tests, and services, including our test services. These other matters are, in the opinion of management, immaterial with respect to our consolidated financial position, liquidity, or results of operations.
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

5. Stock Compensation Plans
Equity Incentive Plans
The following table summarizes our stock option activity during the three months ended March 31, 2014 (shares in thousands):

	Shares Subject to Options	Weighted-Average Exercise Price per Share
As of December 31, 2013	13,043	$5.66
Granted	2,010	$2.40
Exercised	—	$—
Forfeitures and cancellations	(445)	$6.20
Outstanding at March 31, 2014	14,608	$5.19
Options exercisable at March 31, 2014	8,462	$6.21
Options vested or expected to vest at March 31, 2014	13,556	$5.34

The following table summarizes activity related to our restricted stock awards and restricted stock units during the three months ended March 31, 2014 (shares in thousands):

Number of Shares
Outstanding at December 31, 2013	2,133
Grants and awards	1,115
Vested and released	(276)
Forfeitures and cancellations	(79)
Outstanding at March 31, 2014	2,893
Issuances of Common Stock
In the three months ended March 31, 2014, we issued a total of 388,843 shares of our common stock under our employee stock purchase plan (ESPP), resulting in net proceeds to us of $750,000.
Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP during three months ended:

	Three Months Ended
	March 31,
	2014	2013
Stock option grants
Risk-free interest rate	2.0%	1.2%
Volatility	94.0%	94.0%
Dividend yield	—%	—%
Expected life (years)	7.1	6.9
Weighted-average grant date fair value	$1.93	$3.32

	Three Months Ended
	March 31,
	2014	2013
ESPP stock purchase rights
Risk-free interest rate	0.09%	0.13%
Volatility	74.2%	60.1%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$0.77	$1.32

Total non-cash stock-based compensation expense for all stock awards and purchase rights was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues	$354	$292
Selling and marketing expense	842	854
Research and development expense	560	750
General and administrative expense	1,201	1,178
Total	$2,957	$3,074

6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of March 31, 2014
Cash equivalents:
Money market funds	$24,671	$24,671	$—
U.S. treasury securities	781	781	—
Total cash equivalents	25,452	25,452	—
Marketable securities:
U.S. treasury securities	9,999	9,999	—
Certificates of deposit	480	—	480
Mutual funds	509	509	—
Total marketable securities	10,988	10,508	480
Total	$36,440	$35,960	$480

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2013
Cash equivalents:
Money market funds	$41,260	$41,260	$—
Total cash equivalents	41,260	41,260	—
Marketable securities:
U.S. treasury securities	4,999	4,999	—
Certificates of deposit	4,161	—	4,161
Mutual funds	508	508	—
Total marketable securities	9,668	5,507	4,161
Total	$50,928	$46,767	$4,161
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the three months ended March 31, 2014.
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
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2014, the respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance and the effect of the measurements on the statement of operations (in thousands):

Fair Value Measurements at
March 31, 2014
using:
Quoted Prices in
		Active Markets	Significant	Losses for the
		for Identical	Unobservable	Three Months Ended
Description	Fair Value	Liabilities (Level 1)	Inputs (Level 3)	March 31, 2014
Facility Exit Liabilities	$1,652	$—	$1,652	$929
Facility Exit Liabilities. In connection with our restructuring in August 2013 (see footnote 7), and the exit of our operating lease on a facility in San Diego which expires in July 2015, we determined the fair values of our remaining lease liability as of the cease-use date and management reassesses the remaining lease liability each reporting period. The fair value of the remaining lease liability was determined as the present value of the remaining payments due under the lease and ancillary costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, discounted using a credit-adjusted risk-free interest rate (Level 3 inputs). We based our estimated future payments, net of estimated future sublease payments, on current rental rates available in the local real estate market, and our evaluation of the ability to sublease the facility.
The fair values are recorded as liabilities, with a corresponding expense recognized in restructuring costs in the condensed consolidated statement of operations. Based on management's reassessment we recognized an additional facility exit cost of $0.9 million during the three months ended March 31, 2014, which is reported in restructuring costs in the condensed consolidated statement of operations.
Fair Value of Other Financial Instruments
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on borrowing rates currently available to us for bank loans with similar terms, management believes that the fair values of our bank loans and their respective carrying values are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$130,000	$116,756	$130,000	$113,100
At March 31, 2014 and December 31, 2013, the fair values of our Convertible Senior Notes were based on quoted prices of similar instruments (Level 1).

7. Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we communicated to employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our RetnaGene AMD test which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expires in July 2015, which we are seeking to sublease.
In connection with the restructuring, we recorded $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to our RetnaGene AMD test licensed technology, and $1.2 million in employee termination costs during the year ended December 31, 2013.
In the three months ended March 31, 2014 based on consideration of new information management reassessed the remaining liabilities in connection with the restructuring and recorded an additional $0.9 million of restructuring expense.

The following table summarizes our restructuring activity during the three months ended March 31, 2014 and remaining expected liabilities as of March 31, 2014 (in thousands):

	Facility Exit Costs	Employee Termination Costs	Total
Balance as of December 31, 2013	$1,281	$125	$1,406
Cash payments	(570)	(113)	(683)
Change in previous estimates	941	(12)	929
Balance as of March 31, 2014	$1,652	$—	$1,652
Of the remaining liabilities at March 31, 2014, $1.4 million is payable within the next twelve months and $0.3 million is due after twelve months and through the remainder of the lease for the facility we vacated, which expires in July 2015.
Restructuring costs incurred were not allocated to any of our two reportable segments during the three months ended March 31, 2014.

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
This following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2013. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the heading “Risk Factors,” and elsewhere in this report.
Overview
We are a life sciences company committed to improving healthcare by providing genomic and genetic analysis solutions for the molecular diagnostic and clinical research markets. We develop and commercialize innovative molecular diagnostics testing services that target and serve molecular diagnostics markets, and also develop and commercialize research use genetic analysis products and services that target and serve discovery and clinical research markets. We offer our services and products in the U.S. and globally with international emphasis in countries in the European and Asia-Pacific regions. We conduct our business through our two operating segments, Sequenom Laboratories and Sequenom Bioscience.
Sequenom Laboratories provides molecular based, laboratory developed tests, with a focus principally on prenatal diseases and conditions and ophthalmological diseases and conditions. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that develops, validates and exclusively offers tests branded under the names MaterniT21™ PLUS, HerediT™, SensiGene®, and RetnaGene™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, maternal fetal medicine specialists, and ophthalmologists and eye care specialists. Sequenom Laboratories’ tests are:
MaterniT21 PLUS : a noninvasive prenatal test, or NIPT, to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. The test is intended and offered for use in pregnant women at increased risk for fetal chromosomal abnormalities, including abnormalities associated with trisomies 21, 18, and 13. Originally launched in October 2011, the test has been expanded and now includes detection of increased representation of chromosomes 21, 18 and 13 material (associated with trisomy 21, 18 and 13, respectively) and the presence of the Y chromosome, and if observed, chromosomal abnormalities associated with chromosomes 16, 22, sex chromosomes X and Y, and select chromosomal microdeletions.
HerediT CF: part of the prenatal menu, a carrier screen test to help identify individuals who may have an increased risk of having certain cystic fibrosis, or CF, genetic mutations. This test has been expanded to include screening for a broad set of phenotypically relevant genetic mutations selected from the leading Johns Hopkins CFTR2 database.
SensiGene RHD: a NIPT to determine the presence or absence of fetal Rhesus D factor, or RHD by direct detection of the fetal RHD genotype in RHD negative mothers from a maternal blood sample.
RetnaGene AMD: a genetic test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years.
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
For Sequenom Laboratories, we depend upon third-party payors to provide reimbursement for our tests. Accordingly, Sequenom Laboratories has and expects to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors. In December 2012, the American Congress of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine Specialists, or SMFM, issued a joint committee opinion on NIPT for fetal aneuploidy, which supported the use of circulating cell-free fetal DNA as a basis for NIPT in pregnant women at high risk of carrying a fetus with fetal aneuploidy. We believe these guidelines will drive further adoption of Sequenom Laboratories' MaterniT21 PLUS test and strengthen our efforts to obtain insurance reimbursement. Following the issuance of these guidelines, many third-party payors have adopted positive coverage policies for reimbursement of NIPT for high-risk pregnancies.
In the United States, the American Medical Association (AMA) generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for us to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, the Centers for Medicare and Medicaid Services, or CMS, in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. Additionally, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS implemented new codes beginning January 1, 2013 that did not include a specific code relevant to most of Sequenom Laboratories' tests. This coding change adopted by CMS and most third party payors has resulted in delayed payments and, in some cases, reduced payments from payors for services performed after January 1, 2013. Additionally, following the coding change, many state Medicaid programs have not included an appropriate test code in their fee schedule and, in some cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit.
Sequenom Laboratories bills insurance companies and other third party payors for performance of the tests and bills patients for deductibles and copayment amounts. Sequenom Laboratories' diagnostic testing services revenues are primarily recognized on a cash basis. We expect to begin to transition to accrual accounting on a payor-specific and test-specific basis when we can reliably estimate the amount that would be ultimately collected for our tests. Sequenom Laboratories continues to obtain contracts with additional payors and continues to work with other third-party payors, including state Medicaid programs, to adopt positive coverage policies for its tests. In some cases, such coverage decisions enable retroactive payment, however, in other cases, prior services may not be collectible. Due to the payment practices of many of the payors, we expect revenues will fluctuate until these factors are resolved.
Sequenom Laboratories performs its tests at three locations, San Diego, California, and Raleigh-Durham, North Carolina, for its MaterniT21 PLUS test, and Grand Rapids, Michigan, for its other tests. Sequenom Laboratories will continue efforts to ensure that office and laboratory space is adequate to accommodate the necessary capacity requirements to meet Sequenom Laboratories' current and future business needs.
We have a history of recurring losses from operations and we expect to incur additional operating losses in 2014 as we continue to seek to improve reimbursement for our tests and work to develop additional products and tests, and incur legal fees to defend our patent position. The timing of becoming profitable is dependent upon a number of factors, including the timing of reimbursement payments from third-party payors; the timing and costs related to research and development projects; selling and marketing efforts; and administrative expenses to support our operations. Our capital requirements to sustain operations have been and will continue to be significant. As of March 31, 2014, we had available cash and cash equivalents and current marketable securities totaling $56.3 million and working capital of $40.8 million.

In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business. With our recent Premarket 510(k) Notification for the IMPACT Dx System currently pending at the U.S. Food and Drug Administration, or FDA, which is the clinical laboratory version of our research use only MassARRAY System, we believe that the Sequenom Bioscience business is positioned to benefit from additional investment in biomarker assay panels. Considering the amount of investment required, we believe that the Sequenom Bioscience business is best suited to be part of a company which has the resources to invest or capitalize on synergies. This would allow us to focus our investments exclusively in opportunities available for Sequenom Laboratories. We have engaged Jefferies Group LLC to review a full range of strategic alternatives for this business, including, but not limited to, possible sale or joint venture, to procure resources to invest and capitalize on available synergies. Notwithstanding our efforts there can be no assurances that we will be successful in entering into and/or closing a strategic transaction involving Sequenom Bioscience.
Our strategic focus for 2014 is to achieve break-even and positive cash flow for the fourth quarter of 2014 and to expand Sequenom Laboratories' NIPT menu with the development of a low cost fetal chromosomal abnormality test performed on an alternative platform by the end of 2014. We will focus on growing profitable volume in our diagnostic testing business, increasing our market penetration and cash collections and growing our revenues through obtaining contracts with payors to create a sustainable, profitable business model for the future. We expect to expand our relationships with physicians who order our tests and invest in our research and development programs to develop additional or enhanced tests.

First Quarter of 2014

•	Total revenues during the three months ended March 31, 2014 increased $7.8 million, or 20%, to $46.3 million when compared to $38.5 million during the three months ended March 31, 2013.

◦	Diagnostic services revenues during the three months ended March 31, 2014 increased $8.0 million, or 27%, to $37.1 million when compared to $29.1 million during the three months ended March 31, 2013.

◦
Bioscience product sales and services revenues during the three months ended March 31, 2014 decreased $0.2 million, or 2%, to $9.2 million when compared to $9.4 million during the three months ended March 31, 2013.

•
Total accessions for all Sequenom Laboratories tests in our diagnostic services segment during the three months ended March 31, 2014 increased 5,400, or 12%, to 49,900 when compared to 44,500 during the three months ended March 31, 2013.

•
Net cash used in operating activities was $13.2 million for the first quarter of 2014, compared to $19.7 million in the same period in the prior year and $10.6 million in the fourth quarter 2013. Annual royalty payments of $4.8 million and semi-annual debt service payments of $3.3 million were made in the first quarter of 2014.

•	The Company used cash for capital investments of $0.4 million and debt repayments of $1.9 million during the first quarter of 2014.

•	As of March 31, 2014, total cash, cash equivalents, and marketable securities were $56.3 million.
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
Our revenues and accessions were as follows:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2014	2013	$	%
Diagnostic services	$37,061	$29,083	$7,978	27%
Bioscience product sales and services	9,212	9,415	(203)	(2)%
Total revenues	$46,273	$38,498	$7,775	20%

% of total revenues:
Diagnostic services	80%	76%
Bioscience product sales and services	20%	24%
Total	100%	100%
			Change
			#	%
Total accessions (for all Sequenom Laboratories tests)	49,900	44,500	5,400	12%
Diagnostic Services
Diagnostic services revenues are derived primarily from payments for providing testing services for Sequenom

Laboratories' tests and are primarily recognized on a cash basis as payments are received. We will continue to account for these revenues on a cash basis until further experience and third-party contracts are gained and we are able to demonstrate that we can make a reasonable estimate of collectible amounts before moving to the accrual method of accounting. Revenues for international samples are recorded on an accrual basis and amounted to 13% and 3% of diagnostic services revenues for the three months ended March 31, 2014 and 2013, respectively.
Each test performed relates to a patient specimen collected by a health care professional, and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physician, we believe that the number of accessions received is useful to understand the volume of Sequenom Laboratories' business. These tests are typically completed within approximately six business days from the date of accession. Revenues for diagnostic services are generated primarily from customers located within the U.S. Our international customers collect and ship patient specimens to the laboratory, and Sequenom Laboratories processes the specimens in its laboratory in the United States. We also have royalty agreements with international customers to whom we have licensed our technology in certain countries.
The $8.0 million, or 27%, increases in diagnostic services revenues during the three months ended March 31, 2014, when compared to the same period in the prior year, are primarily attributable to the increase in the number of accessions and collections for accessions performed in prior periods. Collections for diagnostic services improved in the first quarter 2014 compared to the fourth quarter 2013, with a sequential increase in revenues of 13%. Revenues for tests performed in the current quarter decreased slightly while revenues collected for prior periods improved in the first quarter 2014 compared to the prior quarter. The following is a summary of accessions and diagnostic services revenues for the first quarter in 2014 and the four quarters of 2013:

	2014	2013
(collections in millions, accessions in thousands)	Q1	Q4	Q3	Q2	Q1
Accessions by quarter	49.9	46.0	48.3	46.7	44.5

Collections and revenues recorded for diagnostic services in the quarter	$15.9	$16.2	$15.0	$12.0	$10.2
Collections for diagnostic services in prior quarters	21.2	16.5	18.3	12.5	18.9
Diagnostic services revenues	$37.1	$32.7	$33.3	$24.5	$29.1

Collections for services in prior periods have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors.
As of March 31, 2014, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $42.0 million to $46.0 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
One commercial payor represented more than 10% of diagnostic services revenue during the three months ended March 31, 2014, accounting for $5.9 million or 15.9% of diagnostic services revenue compared to $9.1 or 31.3% for the same period in 2013.
The increases in the number of accessions during the three months ended March 31, 2014 of 12% when compared to the same period in 2013 are primarily attributable to the increased market adoption domestically and internationally of the MaterniT21 PLUS test which was introduced domestically in the fourth quarter of 2011, and internationally in the first quarter of 2012. International revenues accounted for $4.6 million and $0.8 million of diagnostic services revenues during the three months ended March 31, 2014 and 2013, respectively.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom Laboratories' existing tests and any future tests we may develop, and payment patterns of third-party payors and patients. Following the coding change on January 1, 2013 many state Medicaid programs have not included the appropriate test code in their fee schedule and, in many cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. As a result, we reduced the volume of Medicaid tests from approximately 25% of accessions in the first quarter of 2013 to 16% of total accessions in the first quarter of 2014. During the first quarter of 2014 and last quarter of 2013, some Medicaid programs began to reimburse for our tests. As a result, revenues from government payors has increased 104% from $2.3 million during the three months ended March 31, 2013 to $4.7 million during the three months ended March 31, 2014. We continue to pursue collection for our tests with third-party payors, including

Medicare and Medicaid where appropriate. Diagnostic services revenues collected from government payors to date in 2014 were 13% of our diagnostic services revenues.
Bioscience Product Sales and Services
Our bioscience product sales and services revenues were as follows:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2014	2013	$	%
System sales	$2,368	$2,619	$(251)	(10)%
Consumables	5,177	4,751	426	9%
Maintenance services	1,165	1,298	(133)	(10)%
Contract research and other	502	747	(245)	(33)%
Total	$9,212	$9,415	$(203)	(2)%
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
Total bioscience revenues remained relatively flat when comparing the three months ended March 31, 2014 to the same period during 2013. System sales decreased slightly while consumable sales increased 9% in the three months ended March 31, 2014 compared to the same period in the prior year. The increase in consumable sales is due to increases in both General Purpose Reagents as well as increased panel sales as we continue to launch more content on our MassARRAY platform.
Our bioscience revenues have historically fluctuated from period to period and, we believe, will likely continue to fluctuate substantially in the future based upon the unpredictable sales cycle for the MassARRAY system and consumables, general economic conditions, and the overall acceptance and demand for our new and existing commercial products and services.
Cost of Revenues and Gross Margins
Cost of revenues consist of material, direct labor of our laboratory, manufacturing and service personnel, outside laboratory costs, royalties and overhead. Gross margin consists of our revenues less cost of revenues.
Our costs of revenues and gross margins were as follows:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2014	2013	$	%
Cost of Revenues
Diagnostic services	$22,770	$21,079	$1,691	8%
Bioscience product sales and services	3,340	3,459	(119)	(3)%
Total	$26,110	$24,538	$1,572	6%

Gross Margin
Diagnostic services	$14,291	$8,004	$6,287	(79)%
Bioscience product sales and services	5,872	5,956	(84)	(1)%
Total	$20,163	$13,960	$6,203	44%

Gross Margin as a % of Revenues
Diagnostic services	39%	28%
Bioscience product sales and services	64%	63%
Total	44%	36%
Diagnostic Services
Cost of diagnostic services revenues consists of cost of materials and direct labor costs, equipment and infrastructure expenses associated with accessioning patient specimens (including quality control analyses and shipping charges to transport patient specimens), royalties, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing tests are recorded as tests are completed. Costs recorded for patient specimen processing represent the cost of all the tests processed during the period regardless of whether revenues were recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenues are recorded as license fees in cost of revenues at the time revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of revenues and are expected to remain so for the foreseeable future.
The increases in cost of diagnostic services revenues during the first quarter 2014 when compared to the same period in 2013 are primarily attributable to increased labor, materials and royalties associated with increased test volumes, including increased costs for the additional site location in North Carolina which became commercially operational in June 2013.
Gross margin as a percentage of diagnostic services revenues is also affected by our current revenue recognition policy of generally recognizing revenues upon cash collection, which may result in costs being incurred in one period that relate to revenues recognized in a later period. The increase in gross margin during the three months ended March 31, 2014 compared to the gross margin during the three months ended March 31, 2013 is primarily attributable to the increased number of accessions completed, collections for accessions performed in prior quarters and increased international sales.
We expect that gross margin for our diagnostic services will continue to fluctuate and be affected by the adoption rates of Sequenom Laboratories' diagnostic tests, our revenue recognition policy, the levels of reimbursement, and payor and other contracts we may enter into for our tests.
We expect the cost of revenues to increase in future periods to the extent Sequenom Laboratories processes more tests, and to reflect the expanded capacity within Sequenom Laboratories, including its site location in North Carolina. Sequenom Laboratories currently has the physical capacity to conduct 300,000 MaterniT21 PLUS tests per year with minimal additional capital investment. The North Carolina site location can be expanded if, and when, additional capacity is needed.
Bioscience Product Sales and Services
Gross margin as a percentage of bioscience product sales and services revenues remained relatively flat when comparing the three months ended March 31, 2014 to the same period during 2013. The slight increase is due to the product mix of higher margin consumable products as a higher percentage of total revenue for the first quarter of 2014 as compared to 2013.
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
Operating Expenses
Our operating expenses were as follows:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2014	2013	$	%
Selling and marketing	$11,769	$13,657	$(1,888)	(14)%
Research and development	8,161	13,834	(5,673)	(41)%
General and administrative	12,767	13,483	(716)	(5)%
Restructuring costs	929	—	929	100%
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
The $1.9 million, or 14%, decrease in selling and marketing expenses during the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, resulted primarily from $0.7 million in lower travel expenses for our sales force which decreased in connection with our restructuring in the third quarter of 2013, $0.5 million in lower supplies and business related expense and $0.4 million in lower marketing expense for both the bioscience and laboratories business units.
Research and Development Expenses
Research and development expenses consist primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.

Of the $5.7 million, or 41%, decrease in research and development expenses during the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, $2.5 million is due to lower clinical laboratory pre-commercialization and other business expenses resulting from the commercialization of our laboratory location in North Carolina during the second quarter of 2013, which is now used for commercial tests and included in cost of revenues, $1.5 million is due to lower labor and related labor expenses, partly related to a decrease in resources needed to support the MassARRAY 510(k) submission as well as realignment of internal projects, $0.7 million is primarily due to lower clinical sample costs, supplies and other expenses due to fewer clinical trials in process in the first quarter 2014 as compared to the same period in 2013.
We expect our research and development expenses to remain relatively consistent in future periods now that validation of Sequenom Laboratories' North Carolina laboratory site is complete and we believe we can support investments in our product pipeline for prenatal testing and other molecular diagnostic areas, along with investing in research use only panels and potential research applications of our MassARRAY systems without adding significant headcount or infrastructure.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $0.7 million, or 5%, decrease in general and administrative expenses during the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, is primarily related to a decrease of $0.4 million in facility related expenses were related to property taxes and $0.2 million in lower legal costs.
In general, we expect general and administrative expenses to be consistent in future periods as we seek to improve efficiencies in our operations and gain the benefits of our restructuring. However, we expect billing and collection costs to increase commensurate with revenue increases and that legal expenses will continue to fluctuate in future periods.
Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we communicated to our employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our AMD test which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expires in July 2015. In connection with the restructuring, we reassessed the costs that have been previously recorded for facility exit costs and recorded an additional $0.9 million during the three months ended March 31, 2014 as management revised its estimates related to the exited facility.
Other Income and Expense, and Income Tax Expense

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013	$ Change
Interest expense, net	$(2,077)	$(2,169)	$92
Other income (expense), net	50	(165)	215
Income tax expense	$(184)	$(12)	$(172)
Interest Expense, net
Interest expense, net, during the three months ended March 31, 2014 did not significantly change from the same period in 2013 which is attributable to our outstanding debt balance being consistent during both periods. The majority of our interest expense is recorded for our Convertible Senior Notes that were issued in September 2012.
Other Income (Expense), net
Other income (expense), net, primarily relates to the net foreign currency transaction gains and losses recognized during the periods presented and will continue to fluctuate in future periods.
Income Tax Expense
Our income tax expense during all periods presented is primarily due to statutory tax liabilities resulting from our state and foreign operations.

Segment Results
Segment performance assessment is based on revenues and operating income (loss) exclusive of certain unallocated costs, including corporate general and administrative expenses, litigation expense, certain other costs, impairment and facility exit costs, and other indirect costs, which are not allocated to our segments for performance assessment by our chief operating decision maker. Unallocated operating expenses excluded from our segments for performance assessment represent expenses that do not reflect, according to criteria established by us, operating expenses associated with our reportable segment activities. No allocation of resources is performed by our chief operating decision maker in consideration of discrete segment assets and we do not discretely allocate assets to our operating segments. Intersegment revenues and transfers are immaterial. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Forms 10-K and 10-K/A.
The following table sets forth our revenues and operating income (loss) from our Sequenom Laboratories and Sequenom Bioscience segments:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2014	2013	$	%
Revenues:
Sequenom Laboratories	$37,061	$29,083	$7,978	27%
Sequenom Bioscience	9,212	9,415	(203)	(2)%
Total	$46,273	$38,498	$7,775	20%

Operating income (loss):
Sequenom Laboratories	$(1,773)	$(13,704)	$11,931	(87)%
Sequenom Bioscience	1,378	50	1,328	2,656%
Unallocated	(13,068)	(13,360)	292	(2)%
Total	$(13,463)	$(27,014)	$13,551	(50)%
Sequenom Laboratories
Sequenom Laboratories introduced new tests during 2011 and since that time has significantly expanded its commercial sales force to drive adoption of its tests. Sequenom Laboratories is continuing its efforts to obtain reimbursement for all of its tests, however many payors initially denied coverage for the MaterniT21 PLUS test as they had considered the test investigational and experimental. With the publication of the ACOG and SMFM joint committee opinion on noninvasive prenatal testing for fetal aneuploidy in late 2012, the test is no longer considered investigational and experimental. We recognize Sequenom Laboratories revenues primarily on a cash basis; however we record costs to perform the tests as those costs are incurred. Laboratory operating costs have increased as the number of tests processed continues to increase.
Operating losses for Sequenom Laboratories during the three months ended March 31, 2014 decreased $11.9 million when compared to the three months ended March 31, 2013 due primarily to improved gross margin of $6.3 million. This was driven by an increase of revenue of $8.0 million of which $4.4 million was generated domestically and $3.6 million generated internationally while the revenue increase was offset by a $1.7 million increase in cost of goods sold as a result of increased volume and expanded capacity. Operating costs were $5.6 million lower due primarily from a reduction in clinical laboratory pre-commercialization expense of $2.5 million resulting from the commercialization of our laboratory location in North Carolina in the second quarter of 2013, which is now used for commercial tests and included in cost of revenues. Other factors that lowered operating costs included $0.7 million in lower clinical expenses, $0.6 million lower labor expense and $0.6 million lower travel expenses due to decreases in headcount due to restructuring as well as cost controls initiated across the company, and $0.4 million lower marketing costs.
Sequenom Bioscience
Operating income for Sequenom Bioscience during the three months ended March 31, 2014 increased $1.3 million as compared to the three months ended March 31, 2013 due primarily to $0.6 million lower labor expense, due to a reduction in the resources required to support the MassARRAY 510(k) submission, and $0.4 million in lower supplies and business-related expenses. These improvements were partially offset by a gross margin reduction of $0.1 million.
Unallocated
Unallocated costs were lower by $0.3 million during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, primarily related to a decrease of $0.5 million in labor costs, due to cost efficiency benefits from the restructuring in the third quarter 2013, $0.4 million in facility related costs related to reduction of property taxes and $0.4 million in IT expenses. These improvements were partially offset by restructuring costs of $0.9 million resulting from additional restructuring expense associated with the vacated facility.

Liquidity and Capital Resources
We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization of Sequenom Laboratories' tests, research and development projects, and litigation have been and will continue to be significant. As of March 31, 2014 and December 31, 2013, we had working capital of $40.8 million and $51.9 million, respectively.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, sales volumes of our bioscience products and services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are derived from cash, cash equivalents, and marketable securities, collections for our commercialized tests and product sales and services. We have also financed our operating and capital requirements during the last four years with proceeds from the issuance of our Convertible Senior Notes and the public offering of our common stock during 2012, and the public and private offerings of our common stock which occurred in 2010.
We have expanded the operations of Sequenom Laboratories following commercialization of the MaterniT21 PLUS test, including research and development activities related to improvements to current tests and expansion of Sequenom Laboratories' diagnostic testing menu. Sequenom Laboratories may further expand its marketing and sales capabilities in order to increase demand for the MaterniT21 PLUS test and other tests, to expand geographically, and to successfully commercialize any other tests it may develop, however in the near term we are focused on improving cash collections and productivity.
As of March 31, 2014, cash, cash equivalents, and marketable securities totaled $56.3 million, compared to $71.3 million at December 31, 2013. The $14.9 million decrease is due primarily to use for operating activities of $13.2 million that included annual royalty payments of $4.8 million and semi-annual debt service payments of $3.3 million which were made in the first quarter of 2014, while our purchases of equipment and leasehold improvements totaled $0.4 million and payments on borrowings of debt and obligations totaled $1.9 million, respectively. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.
At our current and anticipated level of operating loss, we expect to continue to incur net operating cash outflows until reimbursement for our tests is established with the majority of third-party payors. We expect that our March 31, 2014 balances of cash, cash equivalents and marketable securities are sufficient to provide for our operating needs through the next twelve months.
Operating Activities
Cash used in operations during the three months ended March 31, 2014, was $13.2 million, compared to $19.7 million for the three months ended March 31, 2013. Our use of cash was primarily a result of the net loss of $15.7 million during the three months ended March 31, 2014 compared to $29.4 million for three months ended March 31, 2013. Changes in operating assets and liabilities during the three months ended March 31, 2014 used net cash of $5.2 million, the usage consists of a decrease in inventories of $4.1 million, offset by an $8.4 million reduction of accounts payable and accrued liabilities.
Investing Activities
Net cash used by investing activities of $1.7 million during the three months ended March 31, 2014, primarily reflects purchases of capital equipment and leasehold improvements of $0.4 million, with an additional $1.3 million for purchases of marketable securities net of current maturities of marketable securities.
Financing Activities
Net cash used by financing activities during the three months ended March 31, 2014 was $1.3 million, compared to $1.0 million during the three months ended March 31, 2013. Financing activities during the three months ended March 31, 2014 include payments on debt obligations of $1.9 million partially offset by $0.6 million in cash proceeds from net proceeds from exercise of stock options and ESPP purchases.
Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements or in our Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on amounts reported in the accompanying consolidated financial statements and related notes. Other than management's reassessment of the remaining liabilities in connection with the facility exit costs as described in Note 7 there has been no material change in the Company’s "Critical Accounting Policies and Estimates" since its presentation set forth in Item 7, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
For a description of our pending legal proceedings, please refer to Note 5 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2013. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.
*We may not be able to generate significant revenues from any of the tests we have commercialized including Sequenom Laboratories' MaterniT21 PLUS tests or tests that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests and Sequenom Laboratories' tests, including the MaterniT21 PLUS test. Sequenom Laboratories has committed significant research and development resources for the development and validation of tests and we have likewise invested significant research and development resources for its life sciences research bioscience products and services and potential future diagnostic products. There is no guarantee that Sequenom Laboratories will successfully maintain its current revenues or generate additional revenues or significant revenues from any of its testing services, including its MaterniT21 PLUS test, or any other testing services that it plans to launch in the future. Sequenom Laboratories has launched testing services for prenatal fetal chromosomal abnormalities, CF carrier screening, noninvasive prenatal Rhesus D genotyping, and risk assessment of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Sequenom Laboratories’ MaterniT21 PLUS test, which was originally launched in October 2011, detects fetal chromosomal abnormalities. We and Sequenom Laboratories have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for tests. If we and Sequenom Laboratories, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate revenues or will not generate or maintain significant revenues from the sale of such tests or Sequenom Laboratories' testing services. A number of factors could impact our and Sequenom Laboratories' ability to sell noninvasive prenatal diagnostic or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

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

•	payors may not pay for services;

•	payors may seek to reduce the use of our services by ordering physicians.

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

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the ability to implement and maintain controls and risk management measures as appropriate;

•	reliance on Sequenom Laboratories, which is subject to routine governmental oversight and inspections for continued operation pursuant to CLIA to process tests ordered by physicians;

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

*Sequenom Laboratories may not be able to collect all or any of the estimated range of $42 million to $46 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Sequenom Laboratories’ business is substantially dependent on its ability to obtain reimbursement for its tests, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors. As of March 31, 2014, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $42 million to $46 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact Sequenom Laboratories’ ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If Sequenom Laboratories is unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies (for example, Verinata, a wholly-owned subsidiary of Illumina, Inc.), have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted and may in the future result in lawsuits being brought against us and/or our customers, and could negatively affect demand for our products, particularly Sequenom Laboratories’ MaterniT21 PLUS test, and our ability to maintain existing or enter into new agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular our research use only iPLEX products and MassARRAY System, and Sequenom Laboratories' tests (including the MaterniT21 PLUS test) from which we derive and expect to continue to derive a substantial portion of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.
*Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include the ’540 Patent, currently ruled invalid by the U.S. District Court for the Northern District of California and appealed to the U.S. Court of Appeals for the Federal Circuit, and foreign equivalents, which we have licensed from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes, and also include U.S. Patent Application Nos. 12/178,181, 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US2012/0003637, and US2011/0318734), each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing,” and their foreign equivalents, including issued patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” and pending U.S. patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and its foreign equivalents, which we have exclusively in-licensed from the Chinese University of Hong Kong, or CUHK, and which include allowed claims covering noninvasive prenatal diagnostics for aneuploidy testing using massively parallel sequencing.
Our patent applications or those of our licensors may not result in the issuance of patents in the U.S. or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the ‘540 Patent is invalid will impact the competitive landscape (as Sequenom Laboratories has been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. patent no. 8,008,018, licensed to Verinata. On April 7, 2014, the USPTO concluded the interference, ruling that Verinata’s ’018 Patent lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment ending the interference and canceling all four of the ’018 patent claims in the interference. The ruling is subject to appeal. On May 3, 2013, the USPTO declared a second patent interference (Patent Interference No. 105,922 (DK)) between our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and U.S. patent no. 8,195,415, licensed to Verinata. On April 7, 2014, the USPTO ruled that our pending patent application no. 13/070,266 has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and should be entitled to a patent on that subject matter. On May 3, 2013, the USPTO declared a third patent interference (Patent Interference No. 105,923 (DK)) between our in-licensed pending patent application no. 12/178,181 (publication no. US2009/0029377 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On May 3, 2013, the USPTO declared a fourth patent interference (Patent Interference No. 105,924 (DK)) between our in-licensed pending patent application no. 13/417,119 (publication no. US2012/0208708 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On April 7, 2014, the USPTO concluded the third and fourth interferences, ruling that Verinata’s pending patent application no. 12/393,833 lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment ending both interferences and determining that Verinata is not entitled to patents on the subject matter of the interferences. The ruling is subject to appeal. As a result of these positive interference rulings, we believe that one or more of our in-licensed patent applications that are the subject of the interferences should issue as patents, however we cannot predict the final outcome of these matters. The USPTO may declare additional patent interferences including other pending patent applications or patents owned or controlled by us and Verinata. We cannot assure that we will prevail in the current or any future interference proceedings, or on appeal, involving our patent rights. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including Sequenom Laboratories' MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of U.S. Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of U.S. Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the U.S. On October 30, 2013, Ariosa prevailed and the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid because the patent claims asserted against Ariosa only add well-understood, routine and conventional methods to a natural phenomenon. Many of the ‘540 Patent claims asserted against Natera and Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation against Ariosa. As a result, the patent claims asserted in those cases have been deemed invalid and the ‘540 Patent claim validity issues in all three cases have been appealed to the U.S. Court of Appeals for the Federal Circuit. In addition, Ariosa has sought to invalidate U.S. Patent No. 6,258,540 through a petition for inter partes review (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before The Patent Trial and Appeal Board (PTAB) of the USPTO. As a result, our patents or patents that we in-license may be narrowed, invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents.
We are also the licensee of patent applications, including the patent applications mentioned above in-licensed from CUHK, that contain allowed claims regarding the use of sequencing in prenatal diagnostics. We are also aware of other patents and patent applications that are owned or licensed by Verinata that contain the same and/or similar claims and the USPTO has declared four separate patent interference proceedings and resolved three of them, as mentioned above with respect to certain patent rights that we in-license from CUHK and patent rights claimed by Verinata related to the use of sequencing in prenatal diagnostics. The resolved proceedings remain subject to appeal to U.S. District Court or the U.S. Court of Appeals for the Federal Circuit. Interference proceedings are expensive, a lengthy process, and there can be no assurance that we will prevail in the remaining proceeding or upon appeal for the other three proceedings. If we do not prevail in the remaining proceeding or upon appeal for the other proceedings, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS test.
Also, in the Verinata complaint, Verinata and co-plaintiff Stanford have alleged our infringement of U.S. Patent Nos. 7,888,017 titled “Noninvasive Fetal Genetic Screening by Digital Analysis” and 8,008,018 titled “Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing” and 8,195,415 titled “Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing” that include patent claims purportedly covering methods for the noninvasive detection of fetal aneuploidy. In addition to the interference proceeding noted above, we are also separately challenging the validity of Verinata’s ‘415 Patent in an inter partes review proceeding currently pending before the USPTO (Case IPR 013-00390). Challenging the validity of these patents and defending against claims of infringement of these patents, or if we are forced to defend against any other asserted intellectual property right, is costly and diverts management's attention and resources. As a result of this lawsuit, we may have to develop costly alternative technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, which could seriously harm our business and financial condition.
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
We and Sequenom Laboratories rely on outside vendors to supply certain products and the components and materials used in our products and to provide us with certain services. Illumina is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that Sequenom Laboratories is using for its MaterniT21 PLUS test, including whether such sequencers will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that they will be able to obtain a reliable supply of the sequencers and consumables that we need for their test. In the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business.
Many other products, components and materials, including blood collection tubes for Sequenom Laboratories' MaterniT21 PLUS test and components of the MassARRAY System that is currently used for Sequenom Laboratories' CF carrier screen, fetal Rhesus D genotyping test and RetnaGene AMD test, are obtained from a single supplier or a limited group of suppliers and some also have lead-times of several months. Our consumables also include components provided by sole suppliers. Sequenom Laboratories uses a single logistics/courier service for the majority of patient samples submitted for its CF carrier screening test.
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

•	reduced control over quality and pricing of products, components, and materials;

•	delays and long lead times in receiving products, components, or materials from vendors; or

•	Sequenom Laboratories' inability to provide tests, including the MaterniT21 PLUS test, or to maintain or increase its capacity to do so.

Certain of Sequenom Laboratories' LDTs, including the MaterniT21 PLUS test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, or reimbursement may be significantly delayed, due to changes in CPT codes, or otherwise, which may limit the demand for these tests by physicians and their patients.
Certain of Sequenom Laboratories' current tests, or future tests which it intends to launch as a testing service, may not be deemed medically necessary or may otherwise not be subject to reimbursement by payors, which could affect demand for such tests by physicians.
CMS, a federal agency within the Department of Health and Human Services (HHS), establishes reimbursement payment levels and coverage rules for Medicare. State Medicaid plans and third-party payors establish rates and coverage rules independently. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical validity for the use of our tests to each payor separately, with no assurance that approval will be obtained. If CMS or other third-party payors decide not to cover our tests, place significant restrictions on the use of our tests, or offer inadequate payment amounts, our ability to generate revenues from our tests could be limited.
Even if one or more third-party payors decides to cover our tests, that payor may reduce utilization or stop or lower reimbursement at any time, which could reduce our revenues. We are currently considered a “non-contracting provider” by many third-party payors because we have not entered into a specific contract to provide our specialized testing services to their insured patients at specified rates of reimbursement. Without such contracts, we may not be able to obtain reimbursement for our tests at acceptable rates, which could also reduce our revenues. In cases where we have contracts in place, some payors continue to challenge the medical necessity of certain of our tests or have other objections that result in delay or non-payment to us.
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
In the U.S. the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for us and our customers to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. We cannot guarantee that any of our tests are or will be covered by the CPT codes that we believe may be applied to them or that any of our tests or other products will be approved for coverage or reimbursement by Medicare, Medicaid or any third-party payor. Our tests and the CPT codes we use may not qualify for Medicaid reimbursement in any or all of the 50 states.
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
Sequenom Laboratories has established enrollment in many state Medicaid programs. However, even though Sequenom Laboratories is enrolled in many state Medicaid programs, we are not receiving reimbursement or are receiving lower than expected reimbursement in most of those states. In mid-2013 it became apparent that most states still did not have appropriate procedure codes incorporated into their payment system for reimbursement for molecular tests, and we initiated efforts to reduce the volume of Medicaid tests from those states. At the same time, we increased our efforts to put reimbursement pathways in place with each state, and work with the AMA to get a specific CPT code for the MaterniT21 PLUS test. In those states where we are not enrolled in the Medicaid system, we do not receive reimbursement for our tests. If we are unable to receive reimbursement, or adequate reimbursements under state Medicaid programs, our opportunity for future revenues would be reduced, which would adversely affect our results of operations and financial condition.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which may have far-reaching consequences for most health care companies, including diagnostic companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for health care in the U.S. including changes made in order to extend medical benefits to those who currently lack insurance coverage. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of PPACA, excepting certain provisions that would have required states to expand their Medicaid programs or risk losing all of the state's Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety.
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
It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of additional government-sponsored health care insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for diagnostic tests like ours, including Sequenom Laboratories' MaterniT21 PLUS test. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
Any health care reform measures adopted by the U.S. government and other governments could cause significant pressure on the pricing of health care products and services, including the MaterniT21 PLUS test, in the U.S. and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce health care costs may compromise Sequenom Laboratories' ability to set prices at commercially attractive levels for its tests, including the MaterniT21 PLUS test, and other diagnostic tests that we or Sequenom Laboratories may develop. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve profitability.
New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging for a number of reasons, including policies advanced by the U.S. government, new health care legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our and Sequenom Laboratories' ability to sell our diagnostic tests, including the MaterniT21 PLUS test, profitably. Some of these proposed and implemented reforms could result in reduced utilization or reimbursement rates for our diagnostic products.
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
*Our wholly-owned subsidiary, Sequenom Laboratories, must comply with stringent CLIA requirements to operate, and has limited capacity and infrastructure. Its ability to successfully develop and commercialize tests and to generate revenues will depend on its ability to successfully operate its CLIA-certified laboratory, establish and maintain necessary capacity, and maintain required regulatory licensures.
Sequenom Laboratories, a CLIA-certified and CAP-accredited laboratory, has developed, validated and commercialized four tests. Sequenom Laboratories launched its first test in 2009. For future tests, if Sequenom Laboratories is unable to successfully develop and validate any new tests that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom Laboratories' infrastructure, and believe that we have sufficient infrastructure and capacity for near-term demand, it is possible that it may not have adequate infrastructure and capacity in place to meet longer term future demand for its currently launched testing services or for the demand of future tests that it develops. Sequenom Laboratories' ability to successfully develop and validate tests will depend on its ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that Sequenom Laboratories will have sufficient resources to continue its operations and maintain its licenses. Sequenom Laboratories currently performs its MaterniT21 PLUS test from its San Diego, California, and Raleigh-Durham, North Carolina, facilities. Sequenom Laboratories faces risk in relying upon two laboratory locations to meet demand for, perform, and generate revenues from the MaterniT21 PLUS test. Reliance upon two facilities presents risk to Sequenom Laboratories' operations in the event that one or both facilities' capacity is exceeded, or one or both facilities experiences production problems or delays.
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
Manufacturing or design defects, incomplete process controls, unexpected failure modes, unanticipated use of our or Sequenom Laboratories' services or products, or inadequate disclosure of information (including associated risks or limitations) relating to the use of the services or products can lead to injury or other adverse events, including production disruptions, backorders, or incorrect clinical testing results. These events could lead to recalls or safety alerts relating to our or Sequenom Laboratories' services or products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of services or products from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our or Sequenom Laboratories' tests. Personal injuries relating to the use of our or Sequenom Laboratories' services or products can also result in product liability claims being brought against us.
We have limited experience and rely on technology provided by third parties for commercialization of our products.
Sequenom Laboratories' noninvasive prenatal and other molecular diagnostic tests are relatively new in the marketplace. Additionally, we continue to develop new products and create new applications for our products. We are also researching, developing and pursuing the commercialization of additional noninvasive molecular diagnostic tests for prenatal genetic disorders and other diseases and disorders for use on our MassARRAY System and other platforms, and we have limited or no experience in these applications of our technology and operating and selling in these markets. We have limited experience developing and commercializing sequencing-based technology and rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including the MaterniT21 PLUS test.
You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we and Sequenom Laboratories may not:

•	effectively execute on or focus our research and development efforts;

•	properly model new opportunities to ensure appropriate resource allocation;

•	create new products that are appropriately developed to meet customer needs;

•	perform adequate and timely validation testing of such products and applications;

•	effectively assess and meet regulatory requirements in the U.S. and other countries;

•	ensure appropriate communication between different departments responsible for commercialization activities;

•	implement effective product launch, sales, or reimbursement strategies;

•	effectively design and manufacture products that achieve commercial success; or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.
Despite its ability to commercialize the MaterniT21 PLUS test, Sequenom Laboratories may face setbacks in the development and validation of other noninvasive prenatal and molecular diagnostic tests.
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
Sequenom Laboratories has limited experience in selling and marketing the MaterniT21 PLUS test. Sequenom Laboratories may need to hire additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. Sequenom Laboratories faces competition from other companies in these industries, some of whom are much larger than us and who can pay significantly greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If Sequenom Laboratories is unable to hire and retain qualified sales and marketing personnel, our business will suffer. If Sequenom Laboratories is not able to successfully implement our marketing, sales, reimbursement, and commercialization strategies, Sequenom Laboratories may not be able to expand geographically, increase sales of the MaterniT21 PLUS test, obtain adequate levels of reimbursement, or successfully commercialize any future tests that it may develop.
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

•	our research and development progress, including Sequenom Laboratories' ability to develop and validate improved or new tests, and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the MassARRAY System, SpectroCHIP miniaturized array chips, oligonucleotides, reagents and related components and technologies;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies and/or alternative suppliers;

•	our ability to obtain regulatory clearance or approval of any potential diagnostic test that we develop, including the IMPACT Dx System; and

•	the amount of any legal expenses, settlement payments, fines or damages arising from patent litigation or any future litigation.
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
Sales of our consumable chips and other consumables for the MassARRAY System are an important source of revenue. Revenues from MassARRAY consumables totaled approximately11% of our total revenues for the three months ended March 31, 2014. Factors which may limit the use of our consumable chips and other consumables or otherwise adversely affect our revenues from consumables include:

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

*Our increased leverage as a result of our issuance of the 5.00% Convertible Senior Notes due 2017 may harm our financial condition and results of operations.
Our total consolidated long-term debt and obligations as of March 31, 2014, which includes the 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes, was $139.2 million and represented approximately 168% of our total capitalization as of that date.
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
Our cash, cash equivalents, and marketable securities were $56 million as of March 31, 2014. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections for our commercialized tests and products sales and services will be sufficient to fund our operating expenses and capital requirements through the next twelve months. Sequenom Laboratories is continuing to expand its operations following commercialization of the MaterniT21 PLUS test and its research and development activities related to improvements to current tests and expansion of its test menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom Laboratories' current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for it to retain significant commercial success for the MaterniT21 PLUS test. If we or Sequenom Laboratories are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we and Sequenom Laboratories may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future tests or IVD tests that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
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

•
Sequenom Laboratories' success in selling, marketing and generating revenues from its testing services for CF carrier screening, fetal Rhesus D genotyping, and AMD, and the level of reimbursement and collections from third-party payors for these and future tests;

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

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining regulatory clearance or approval to market our regulated products, including the IMPACT Dx System, in various countries, including the U.S.;

•	Sequenom Laboratories' success in validating additional laboratory-developed tests and the levels of clinical performance achieved;

•	Sequenom Laboratories' success either alone or in collaboration with our partners in launching and selling additional diagnostic products or services;

•	our success and the extent of our investment in research and development in our Bioscience business segment;

•
the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•	the level of our legal expenses and any damages or settlement payments arising from ongoing or new patent related litigation;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future litigation or demand and the extent to which any of the foregoing is not covered by insurance;

•	the dilution from any issuance of securities, whether in connection with future capital-raising or merger or acquisition transactions, the settlement of litigation, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	compliance with corporate governance and regulatory developments or initiatives;

•	regulatory changes by the FDA, CMS and other worldwide regulatory authorities; and

•	technological developments in our markets.
Additional financing may not be available in amounts or on terms satisfactory to us or at all. General market conditions, the market price of our common stock, our financial condition, uncertainty about the successful commercialization and development of other tests and diagnostic tests, regulatory developments, the uncertainty regarding the results of ongoing litigation matters, the status and scope of our patent rights or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets or business units, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.
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
Uncertainty regarding the development of new tests and diagnostic tests could materially adversely affect our and Sequenom Laboratories' business, financial condition, and results of operations.
We and Sequenom Laboratories are continuing to focus research and development efforts on tests, in addition to improvements and additions to current tests, including the MaterniT21 PLUS test. The launch of any other diagnostic test will require the completion of certain clinical development and commercialization activities, and may include the efforts of collaborative partners on which we sometimes rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other test or diagnostic test or that we will be able to establish or maintain the collaborative relationships (if any collaborators are involved) that are essential to our clinical development and commercialization efforts. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient specimens and we may not be able to use prior collected specimens or collect a sufficient number of appropriate specimens in a timely manner in the future to complete clinical development for any planned test. Patient specimens for clinical development for noninvasive prenatal tests may be unavailable or available only in limited quantities due to an increased number of competitive parties seeking such specimens. Also, as noninvasive testing increases in demand and invasive testing (such as amniocentesis) potentially declines over time, less patient specimens for clinical development become available that include confirmatory data from an invasive procedure such as amniocentesis. Failure to possess or to collect a sufficient number of appropriate specimens in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, or launch any of our planned tests. Any failure to complete on-going clinical studies for our planned tests could have material adverse effects on our business, operating results or financial condition.
*We may not successfully obtain, or maintain, regulatory approval of any noninvasive prenatal or other product which we or our licensing or collaborative partners develop.
Products that we or our collaborators develop in the molecular diagnostics, noninvasive prenatal diagnostic, or other markets, depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the U.S., our tests may require either a Premarket 510(k) Notification or a Premarket Approval Application from the FDA prior to marketing in interstate commerce. The Premarket 510(k) Notification process usually takes from three to nine months from submission to clearance, but can take significantly longer. The PMA approval process is much more costly, lengthy, uncertain and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical (bench) testing and clinical studies. Non-clinical bench testing and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.
The FDA currently regulates IVD devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion to not regulate laboratory-developed tests as a medical device and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of tests, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. The July 2010 position has been reiterated in subsequent statements by the FDA. To date, the FDA has not released draft guidance or regulations regarding LDTs. Our revenues from Sequenom Laboratories' testing services utilizing its LDTs comprised approximately 73% of our total revenues for the year ended December 31, 2013 and approximately 80% of our total revenues for the period ending March 31, 2014. Test-related revenues are expected to increase as a percentage of total revenues in future years.

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
We intend to publish results of certain of our studies, and have published studies of Sequenom Laboratories' tests, and there can be no assurance that such results when published will be viewed favorably by clinicians, patients or investors. In addition, Sequenom Laboratories' scientific collaborators and other third parties may also publish results relating to their own studies. There can be no assurance that the results of their studies when published will be viewed favorably. If such results are not viewed favorably after publication, it could have a negative impact on the perception of Sequenom Laboratories' technology and its tests.
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
Development of LDTs by Sequenom Laboratories, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product, such as demand for such product. These risks further include the possibility that such product would:

•	be found to be ineffective, unreliable, inadequate or otherwise fail to receive regulatory clearance or approval or be subject to new or additional regulatory requirements;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market or otherwise not be effectively marketed;

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
We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products. Our strategy also includes obtaining licenses to third-party intellectual property rights and technologies, such as our exclusive license to noninvasive prenatal analysis rights that we acquired from Isis (U.S. Patent No. 6,258,540 entitled “Noninvasive Prenatal Diagnosis” and foreign equivalents), from CUHK (U.S. Patent Application Nos. 12/178,181 and 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US2012/0003637, and US2011/0318734, and each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and foreign equivalents including issued European Patent EP2183693 B1, and exclusive rights we have acquired related to our development and commercialization of Sequenom Laboratories' test to predict the risk of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years, and other rights we have acquired to potentially expand our product portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business. If there is any dispute between us and Isis regarding our rights under our license agreement with Isis, our and Sequenom Laboratories' ability to exclusively commercialize noninvasive prenatal diagnostic tests, including the MaterniT21 PLUS test, may be adversely affected and could delay or completely terminate our product development and commercialization efforts for these tests.
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
The biotechnology and diagnostic industries are highly competitive. We expect to compete with a broad range of companies in the U.S. and other countries that are engaged in the development and production of products, applications, services, and strategies to analyze genetic information and strategies to develop and commercialize diagnostic, noninvasive prenatal diagnostic, and other products for customers in the clinical research and clinical marker validation and molecular medicine fields as well as diagnostic service laboratories, animal testing and food safety labs, and customers in other markets. They include:

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
We may not successfully complete the sale, or acquisition of, or merger, or joint venture with businesses that we desire to acquire, merge, or partner with.
We may acquire additional businesses or technologies, merge or form joint ventures with other businesses, or enter into other strategic transactions such as a sale or other strategic alternative transaction involving our Sequenom Bioscience business segment. Managing and completing future acquisitions, mergers, joint ventures, sales, or other strategic transactions, entails numerous operational and financial risks, including:

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
*The implementation of our executive succession planning and the promotion of several individuals to key management positions could adversely impact our business.
A number of personnel adjustments were made or are going to be made, affecting our executive officers.  For example, effective June 10, 2014, Harry F. Hixson, Ph.D., our current Chief Executive Officer, and Paul V. Maier, our current Chief Financial Officer, will retire, and they will be succeeded by William Welch, our current President and Chief Operating Officer, and Carolyn D. Beaver, our current Vice President and Chief Accounting Officer, respectively.  Additionally, at the end of 2013, two of our executive officers, Ronald M. Lindsay, Ph.D., then our Executive Vice President, Strategic Planning, and Charles R. Cantor, Ph.D., then our Chief Scientific Officer, retired from service, and Dirk van den Boom, Ph.D., our current Executive Vice President, Research and Development and Chief Scientific Officer, was appointed as their successor, and effective June 10, 2014, will become our Chief Scientific & Strategy Officer, Dr. Lindsay remains on our Board of Directors and Dr. Hixson will remain as Chairman of the Board of Directors. Because our business and operations are substantially dependent on the performance of our executive officers and key employees, any adjustment to our executive management team could adversely impact our results of operations and financial condition.  Furthermore, we cannot guarantee that we will be successful in choosing the appropriate individuals to succeed existing members of our executive management team, or that the process of promoting certain individuals will not interfere with our ability to achieve our business objectives.  Moreover, the implementation of our succession planning may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. In addition, the implementation of our executive succession planning may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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
We expect that a significant portion of our Sequenom Bioscience segment sales will continue to be made outside the U.S. Approximately 63% of our Sequenom Bioscience segment sales were made outside of the U.S. during the three months ended March 31, 2014. Sequenom Laboratories' segment revenues from its international distributors and licensees also increased during the three months ended March 31, 2014. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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
Our international operations are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether tariffs or restrictions upon the importation or exportation of our products will be implemented by the U.S. or other countries.
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
In addition, different States and foreign nations, such as the European Union, also impose certain requirements on the collection of all types of personal information. For example, the European Union Privacy Directive requires that we adhere to certain “safe harbor” requirements with respect to any personal information of a European resident or customer while various states in the U.S. have implemented equally restrictive requirements, such as 201 CMR 17.00, which requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. As a business that operates both internationally and across all fifty States, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by Sequenom Laboratories or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom Laboratories' or its third-party contractors' computer networks, could subject us and Sequenom Laboratories to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers and loss of EU Safe harbor certification.
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
Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and Sequenom Laboratories and our partners and collaborators expand commercialization of our research use only products and Sequenom Laboratories' tests including the MaterniT21 PLUS test. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $30.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant product liability claims, which could hurt our reputation and our financial condition.
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
The current economic environment may encourage potential acquires to make unsolicited and under-priced offers to acquire our business. If we are the target of a hostile takeover bid or unsolicited offer that undervalues our company, such hostile takeover bid or unsolicited offer may adversely impact public perception of the value of our company, which could cause the trading price of our common stock to fall. In addition, such hostile takeover bids or unsolicited offers may distract management and result in other adverse effects on our business and operations.
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

•	our success in entering into, and the success in performing under, licensing and product development and commercialization agreements with others;

•	the success of validation studies for Sequenom Laboratories' tests under development and its ability to continue to publish study results in peer-reviewed journals;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Restated bylaws of Registrant, as amended.

3.3(3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(4)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(5)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

10.1(6)	Employment Agreement dated January 29, 2014 between the Registrant and William Welch.

10.2(6)	Employment Agreement dated January 29, 2014 between the Registrant and Dirk van den Boom.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.
(6) Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 000-29101) filed February 3, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 1, 2014

SEQUENOM, INC.

By:	/S/ PAUL V. MAIER
Paul V. Maier Chief Financial Officer

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Vice President and Chief Accounting Officer