Form 10-Q
period 2014-06-30
SEQUENOM INC
filed 2014-08-01
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2014, there were 116,671,810 shares of the registrant's Common Stock outstanding.

 SEQUENOM, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,592	$61,589
Marketable securities	5,527	9,668
Accounts receivable, net	5,539	2,552
Inventories	5,012	11,598
Other current assets and prepaid expenses	3,552	2,652
Current assets of discontinued operations	—	13,475
Total current assets	96,222	101,534
Property, equipment and leasehold improvements, net	18,837	24,378
Goodwill	10,007	10,007
Other assets	6,536	6,475
Noncurrent assets of discontinued operations	—	2,308
Total assets	$131,602	$144,702

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$6,103	$9,086
Accrued expenses	23,902	24,554
Long-term debt and obligations, current portion	7,718	7,643
Other current liabilities	4,306	2,151
Accrued income taxes	2,769	—
Current liabilities of discontinued operations	—	6,207
Total current liabilities	44,798	49,641
Long-term debt and obligations, less current portion	5,818	9,642
5.00% Convertible Senior Notes due 2017	130,000	130,000
Other long-term liabilities	305	976
Long term liabilities of discontinued operations	—	946
Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001; 185,000 shares authorized, 116,653 and 115,796 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	116	116
Additional paid-in capital	975,929	967,015
Accumulated other comprehensive income	166	148
Accumulated deficit	(1,025,530)	(1,014,309)
Cumulative translation adjustment of discontinued operations	—	527
Total stockholders' deficit	(49,319)	(46,503)
Total liabilities and stockholders' deficit	$131,602	$144,702
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Statements of Operations
Diagnostic services revenue, net	$39,782	$24,526	$76,843	$53,609
Cost of diagnostic services revenue	22,410	20,634	45,180	41,713
Gross margin	17,372	3,892	31,663	11,896
Operating expenses:
Selling and marketing	7,920	9,978	16,479	19,955
Research and development	7,087	10,910	13,876	22,522
General and administrative	14,590	12,222	27,070	25,442
Restructuring costs	975	—	1,885	—
Total operating expenses	30,572	33,110	59,310	67,919
Loss from operations	(13,200)	(29,218)	(27,647)	(56,023)
Interest expense, net	(2,055)	(2,121)	(4,132)	(4,290)
Other expense, net	(37)	(64)	(58)	(71)
Loss from continuing operations before income taxes	(15,292)	(31,403)	(31,837)	(60,384)
Income tax benefit (expense)	6,928	(116)	6,804	(117)
Loss from continuing operations	(8,364)	(31,519)	(25,033)	(60,501)
Discontinued operations:
Earnings from discontinued operations, net of applicable tax	12,817	496	13,812	118
Net earnings (loss)	$4,453	$(31,023)	$(11,221)	$(60,383)
Net earnings (loss) per common share, basic and diluted
Continuing operations	$(0.07)	$(0.27)	$(0.22)	$(0.52)
Discontinued operations	$0.11	$—	$0.12	$—
Net earnings (loss) per common share, basic and diluted	$0.04	$(0.27)	$(0.10)	$(0.52)
Weighted average number of shares outstanding, basic	116,454	115,174	116,260	115,107

Statements of Comprehensive Income (Loss)
Net earnings (loss)	$4,453	$(31,023)	$(11,221)	$(60,383)
Other comprehensive income (loss):
Unrealized net gain on available-for-sale securities, net of taxes	18	(3)	18	32
Total other comprehensive income (loss)	18	(3)	18	32
Comprehensive earnings (loss)	$4,471	$(31,026)	$(11,203)	$(60,351)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(11,221)	$(60,383)
Add: Earnings from discontinued operations	13,812	118
Loss from continuing operations	(25,033)	(60,501)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	6,467	4,957
Depreciation and amortization	6,363	6,986
Noncash restructuring costs	1,885	—
Other non-cash items	568	590
Changes in operating assets and liabilities:
Accounts receivable	(2,987)	(1,264)
Inventories	6,592	(9,951)
Prepaid expenses and other assets	(144)	(1,532)
Accounts payable and accrued expenses	(4,928)	5,856
Deferred taxes	(6,816)	94
Other liabilities	(153)	(404)
Net cash used in operating activities of continuing operations	(18,186)	(55,169)
Investing activities
Purchases of property, equipment and leasehold improvements	(551)	(9,048)
Purchases of marketable securities	(9,994)	(45,628)
Maturities of marketable securities	14,158	44,309
Net cash received from sale of segment	29,853	—
Net cash provided by (used in) investing activities of continuing operations	33,466	(10,367)
Financing activities
Payments on term loan and capital lease obligations	(3,814)	(3,761)
Net proceeds from exercise of stock options and ESPP purchases	885	402
Net cash used in financing activities of continuing operations	(2,929)	(3,359)
Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	2,816	(1,141)
Net cash used in investing activities of discontinued operations	(164)	(343)
Net cash provided by (used in) discontinued operations	2,652	(1,484)
Net increase (decrease) in cash and cash equivalents	15,003	(70,379)
Cash and cash equivalents at beginning of period	61,589	123,802
Cash and cash equivalents at end of period	$76,592	$53,423

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
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments except for the sale of our Bioscience business described in footnote 3 and the restructuring costs described in footnote 7 to these condensed consolidated financial statements, that are, in the opinion of our management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or any other period(s).
Recent Developments
On May 30, 2014, we sold our Biosciences business, including the assets used in what we previously reported as our Bioscience business segment. As a result of this sale our Bioscience segment has been excluded from continuing operations for all periods herein and reported as discontinued operations. See Note 3, Discontinued Operations, for additional information on the divestiture of our Bioscience segment.
Prior to the divestiture, we had derived our revenue from two business segments: Sequenom Center for Molecular Medicine LLC, doing business as Sequenom Laboratories and a wholly owned subsidiary of Sequenom Inc., and Sequenom Bioscience. Therefore, with the reported divestiture we now operate in a single business segment, Sequenom Laboratories and all prior period segment information herein has been recast to conform to this presentation.
Revenue Recognition
Our revenues are generated primarily from diagnostic services from providing laboratory-developed tests, or LDTs, primarily for the detection of specific fetal abnormalities or other genetic conditions as well as other amounts earned for royalties and research agreements.
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the services delivered and whether there are existing contractual arrangements. When determining our fee we evaluate collectability and consider whether we have sufficient history to reliably estimate a payor's individual payment patterns. Revenues are deferred for fees received before earned. Royalty revenues are generally recorded on an accrual basis when earned.
Diagnostic services revenue is recognized upon cash collection until we can reliably estimate the amount that would be ultimately collected for Sequenom Laboratories' LDTs and the above criteria have been met, at which time we recognize revenues on an accrual basis. We generally bill third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and Sequenom Laboratories bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover Sequenom Laboratories' test as ordered by the physician under their reimbursement policies. Consequently, Sequenom Laboratories pursues reimbursement on a case-by-case basis. From time to time, we receive requests for refunds of payments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until we determine the amounts upon which a refund is due.
Revenue such as license arrangements may involve multiple elements and we evaluate the agreements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. If the delivered element does not have standalone value without one of the undelivered elements in the arrangement, we combine such elements and account for them as a single unit of accounting. We allocate the consideration to each unit of accounting at the inception of the arrangement based on the relative selling price. Such amounts are recognized as revenue when each unit is delivered or if units are combined when the last deliverable of the combined units is delivered.
Income Taxes
ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Since the sale of Sequenom’s bioscience business line to BioSciences was a discrete event that occurred in the second quarter of 2014, ASC 740-270-30-12 requires us to record the total amount of our estimated income tax expense for discontinued operations in the second quarter of this year. Accordingly, we have recorded tax expense of 9.6 million in discontinued operations in the second quarter of 2014. Further, the allocation rules of ASC 740-270 require us to record a tax expense due to the gain on discontinued operations and a benefit in continuing operations to get the effective annual tax rate on a net basis to estimate the overall amount of the projected annual tax benefit we expect to record as part of our loss from continuing operations in 2014. We calculated this benefit by applying our estimated effective annual tax rate to our loss from continuing operations for the quarter. As a result, in the second quarter of 2014, we recorded an income tax benefit of $6.9 million in continuing operations.
At June 30, 2014, our balance sheet includes an income tax payable of $2.7 million pertaining to this transaction. In the remainder of the year the payable will be reduced and a benefit from continuing operations will be recorded in the same amount, assuming we record losses throughout the remainder of 2014. We expect that the income tax benefit to be recorded by year end should reduce our overall annual income tax expense to $0.4 million.
Net Loss Per Share
We reported a loss from continuing operations and potential dilutive common shares were not included in the computation of diluted net loss per share because the inclusion of the potential dilutive common shares would have an antidilutive effect on the loss from continuing operations.
The table below presents the potentially dilutive securities that would have been included in the calculation of diluted net loss per share if they were not antidilutive for the periods presented (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shares underlying Convertible Senior Notes	28,088	28,088	28,088	28,088
Options to purchase common stock	14,299	14,170	14,080	13,900
Restricted stock units not yet vested and released	2,371	1,757	2,280	1,613
Warrants to purchase common stock	250	250	250	250
Total	45,008	44,265	44,698	43,851
New Accounting Standards Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). We elected to use the non-amended guidance to evaluate the reported discontinued operations (footnote 3) and will adopt the new guidance after its effective date.
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for reporting periods after December 15, 2016. We have not yet evaluated the potential impact of adoption of this ASU on our consolidated financial statements.

2. Other Financial Information
Inventories
Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$4,337	$10,613
Work in process	675	985
Total	$5,012	$11,598
Inventories are shown net of obsolete and excess reserves of $11 thousand and $63 thousand at June 30, 2014 and December 31, 2013, respectively.
Accrued Expenses
Accrued expenses consist of the following significant items (in thousands):

	June 30, 2014	December 31, 2013
Accrued royalties, licenses, and collaboration payments	$9,887	$11,119
Accrued compensation and related taxes	6,384	4,508
Accrued professional fees and consulting	4,400	4,383
Other	3,231	4,544
Total	$23,902	$24,554

3. Discontinued Operations
In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business.
On May 30, 2014 we completed the sale of our Bioscience segment to BioSciences Acquisition Company (“BioSciences”) who purchased substantially all of the assets used in, and assumed the liabilities of, the business previously reported as the Bioscience business segment. With this divestiture, we now operate in a single business segment named Sequenom Laboratories.
As a result of the Bioscience segment sale, we have retrospectively revised the consolidated statements of operations and cash flows for the three and six months periods ending June 30, 2014 and 2013 and the consolidated balance sheet as of December 31, 2013 to reflect the financial results from the Bioscience business segment, and the related assets and liabilities, as discontinued operations.
Pursuant to our agreement with Biosciences they acquired the right, title and interest in and to specified intellectual property, equity interests of certain of our foreign subsidiaries, inventory, accounts receivable, manufacturing and other equipment, customer contracts and other related assets used in the Bioscience segment (collectively, the “Transferred Assets”), and BioSciences assumed our existing business contracts, including the leases for the related facilities, and trade and other payables. BioSciences also has offered employment to all employees of the Bioscience segment and assumed responsibility for any employee retention and severance obligations.
The agreement also provides us the right to receive a $2 million milestone payment if a specified regulatory clearance is obtained by September 30, 2014. We announced on June 16, 2014 that we have received clearance from the FDA regarding this milestone and have included this $2 million milestone payment in the gain on the sale of discontinued operations.
The gain on the sale of the Bioscience business segment, net of $9.9 million of related tax expense was $14.4 million, with an aggregate cash purchase price of $31.8 million plus $2 million milestone payment, less net book value of $6.2 million and adjustments for working capital of $0.8 million, transaction costs of approximately $2.5 million which consist primarily of investment banking and legal fees.

We also could receive a $2 million milestone payment if recognized net revenue of the Bioscience business in 2014 equals or exceeds a specified revenue target. We cannot predict if this milestone will be reached therefore the gain on sale does not reflect this potential future milestone payment from BioSciences.
The sale proceeds included $1.5 million which was deposited in escrow to secure our indemnification obligations and any working capital adjustment. The escrow funds are presented in the continuing operations as other current assets and prepaid expenses of $0.5 million and in other assets of $1.0 million.
The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the Bioscience business segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the Bioscience business segment do not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity.
The following table summarizes the results of discontinued operations through the periods we owned and operated the Bioscience segment (in thousands):

	April 1st through	Three Months Ended	January 1st through	Six Months Ended
	May 30,	June 30,	May 30,	June 30,
	2014	2013	2014	2013
Discontinued Operations
Revenues:
Bioscience product sales and services	$3,258	$10,325	$12,470	$19,740
Cost of revenues:
Cost of bioscience product sales and services	895	3,699	4,235	7,158
Gross margin	2,363	6,626	8,235	12,582
Operating expenses:
Selling and marketing	3,027	3,474	6,237	7,154
Research and development	876	2,109	2,248	4,331
General and administrative	356	513	643	776
Restructuring costs	—	—	19	—
Total operating expenses	4,259	6,096	9,147	12,261
Earnings (loss) from discontinued operations	(1,896)	530	(912)	321
Other income (expense), net	10	(16)	81	(174)
Earnings (loss) from discontinued operations before income taxes	(1,886)	514	(831)	147
Income tax benefit (expense)	308	(18)	248	(29)
Earnings (loss) from discontinued operations	$(1,578)	$496	$(583)	$118

The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2013 related to our Bioscience business segment (in thousands):

December 31, 2013

Assets
Current assets:
Accounts receivable, net	$7,696
Inventories	5,370
Other current assets and prepaid expenses	409
Total current assets	13,475
Property, equipment and leasehold improvements, net	2,175
Other assets	133
Total noncurrent assets	2,308
Total assets of discontinued operations	$15,783

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$868
Accrued expenses	2,878
Other current liabilities	2,461
Total current liabilities of discontinued operations	6,207
Other long-term liabilities	946
Cumulative translation adjustment	527
Total liabilities of discontinued operations	$7,680
In connection with the sale of the Bioscience segment, the Company also entered into other agreements designed to facilitate the orderly transfer of business operations to BioSciences. The agreements include:

◦	License Agreement, where BioSciences granted a worldwide, non-exclusive, royalty-free, fully-paid license, without the right to sublicense, which we use primarily in our carrier screening tests.

◦
The Supply Agreement with BioSciences is effective for three years where we may purchase consumables and systems for our laboratory business, for the first twelve months of the agreement we have preferred pricing. In the laboratory business we purchased for the three and six months ended June 30, 2014, $56,000 and $125,000, respectively, and for the three and six months ended June 30, 2013, $354,000 and $650,000, respectively, at cost. These sales had been eliminated from reported revenue because the transaction was intra-entity.

◦
Transition Services Agreement, which the Company agreed to provide certain administrative services to BioSciences up to December 31, 2014, unless the Transition Services Agreement is terminated earlier.

◦
Non-Competition and Non-Solicitation Agreement which restricts the Company’s global activities in the Business for a period of five years. The Non-Competition Agreement and Non-Solicitation Agreement also restricts the Company from soliciting for employment or hiring any BioSciences officer or employee that works in BioSciences’ operations for a period of three years.

◦
Of these agreement the only one with continuing cash flow between our current operations and discontinued operations is the supply agreement. These cash flows are indirect as future purchases will not to be material. Additionally, we will not have any significant continuing involvement in the operations of the disposed segment nor do any agreements provide or require our involvement in the disposed segment.

4. Commitments and Contingencies
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which we have exclusively in-licensed from Isis Innovation Ltd., or Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name our licensor Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to realign Isis as a co-counter plaintiff in the matter. In March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012, we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013 the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013 the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid under Title 35 U.S.C. §101. The Company disagrees with the Order and has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. We intend to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intend to vigorously pursue our claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
In addition, Ariosa has sought to invalidate the ‘540 Patent through a petition for inter parties review ("IPR") (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO).  Trial of the IPR was held before the PTAB on January 24, 2014, but a decision has not yet been entered.  We have entered into a cost-sharing agreement with Isis with respect to the expenses incurred in connection with the IPR, however, the parties’ respective responsibilities under the cost-sharing arrangement have not yet been finalized.
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

On October 16, 2013, the District Court issued its order on the interpretation of the ‘540 Patent, ‘018 Patent, ‘017 Patent, and ‘415 Patent claims. Many of the ‘540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Verinata stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. The District Court has set trial beginning February 23, 2015 on the ‘018, ‘017, and ‘415 Patents.
On March 12, 2013 the U.S. Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On April 7, 2014, the USPTO concluded the interference, ruling that Verinata’s ‘018 Patent lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the ‘018 patent claims in the interference. We believe this ruling is also relevant to the interpretation of Verinata’s ‘017 Patent as it is based upon the same disclosure as the Verinata ‘018 Patent. Verinata has appealed the USPTO’s decision to the U.S. District Court for the Northern District of California.
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
We intend to vigorously defend against the judicial declarations sought and allegations of infringement set forth by plaintiffs in their complaint and intend to vigorously pursue our claims against Verinata for damages and injunctive relief. However, we cannot predict the outcome of this matter. If we do not prevail against plaintiffs allegations of infringement, we may be subject to damages that may materially affect our financial position and we may be subject to injunctive relief that could impact our ability to continue to commercialize our MaterniT21 PLUS test in its current form.
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

5. Stock Compensation Plans
Equity Incentive Plans
The following table summarizes our stock option activity during the six months ended June 30, 2014 (shares in thousands):

	Shares Subject to Options	Weighted-Average Exercise Price per Share
As of December 31, 2013	13,043	$5.66
Granted	4,442	$2.76
Exercised	(143)	$3.24
Forfeitures and cancellations	(3,558)	$4.67
Outstanding at June 30, 2014	13,784	$5.00
Options exercisable at June 30, 2014	9,135	$5.77
Options vested or expected to vest at June 30, 2014	12,956	$5.12

The following table summarizes activity related to our restricted stock awards and restricted stock units during the six months ended June 30, 2014 (shares in thousands):

Number of Shares
Outstanding at December 31, 2013	2,133
Grants and awards	1,198
Vested and released	(439)
Forfeitures and cancellations	(474)
Outstanding at June 30, 2014	2,418
Issuances of Common Stock
In the six months ended June 30, 2014, we issued a total of 388,843 shares of our common stock under our employee stock purchase plan (ESPP) and 142,889 shares from the exercising of stock option, resulting in proceeds to us of $1.2 million.
Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP during six months ended:

	Six Months Ended
	June 30,
	2014	2013
Stock option grants
Risk-free interest rate	2.2%	1.2%
Volatility	93.8%	93.9%
Dividend yield	—%	—%
Expected life (years)	7.1	6.9
Weighted-average grant date fair value	$1.98	$3.27

	Six Months Ended
	June 30,
	2014	2013
ESPP stock purchase rights
Risk-free interest rate	0.09%	0.13%
Volatility	74.2%	60.1%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$0.77	$1.32

Six Months Ended
June 30,
2014
Market condition option grants
Risk-free interest rate	2.64%
Volatility	89.0%
Dividend yield	—%
Expected life (years)	8.0
Weighted-average grant date fair value	$2.43
The fair value of stock options awarded that include market-based performance conditions is estimated on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. There were no market condition options granted for the six months ended June 30, 2013.

Total non-cash stock-based compensation expense for all stock awards and purchase rights was recognized in continuing operations in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenues	$300	$211	$611	$481
Selling and marketing expense	606	494	1,185	1,144
Research and development expense	522	501	1,013	1,139
General and administrative expense	2,462	1,022	3,658	2,193
Total	$3,890	$2,228	$6,467	$4,957

6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of June 30, 2014
Cash equivalents:
Money market funds	$62,393	$62,393	$—
Total cash equivalents	62,393	62,393	—
Marketable securities:
U.S. treasury securities	4,998	4,998	—
Mutual funds	529	529	—
Total marketable securities	5,527	5,527	—
Total	$67,920	$67,920	$—

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2013
Cash equivalents:
Money market funds	$41,260	$41,260	$—
Total cash equivalents	41,260	41,260	—
Marketable securities:
U.S. treasury securities	4,999	4,999	—
Certificates of deposit	4,161	—	4,161
Mutual funds	508	508	—
Total marketable securities	9,668	5,507	4,161
Total	$50,928	$46,767	$4,161
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the six months ended June 30, 2014.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived asset. When facts and circumstances indicate there is an impairment we assess the recoverability of the carrying value and would recognize an impairment if fair value is lower than the carrying value.
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2014, the respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance and the effect of the measurements on the statement of operations (in thousands):

Fair Value Measurements at
June 30, 2014
using:
Quoted Prices in
		Active Markets	Significant	Losses for the
		for Identical	Unobservable	Six Months Ended
Description	Fair Value	Liabilities (Level 1)	Inputs (Level 3)	June 30, 2014
Facility Exit Liabilities	$2,167	$—	$2,167	$1,885
Facility Exit Liabilities. In connection with our restructuring in August 2013 (see footnote 7), and the exit of our operating lease on a facility in San Diego which expires in July 2015, we determined the fair values of our remaining lease liability as of the cease-use date and management reassesses the remaining lease liability each reporting period. The fair value of the remaining lease liability was determined as the present value of the remaining payments due under the lease and ancillary costs, discounted using a credit-adjusted risk-free interest rate (Level 3 inputs). We based our estimated future payments on our future lease obligation and current costs to operate the facility.
The fair values are recorded as liabilities, with a corresponding expense recognized in restructuring costs in the condensed consolidated statement of operations. Based on management's reassessment of our ability to sublease the facility we recognized an additional facility exit cost of 1.9 million during the six months ended June 30, 2014, which is reported in restructuring costs in the condensed consolidated statement of operations.
Fair Value of Other Financial Instruments
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on borrowing rates currently available to us for bank loans with similar terms, management believes that the fair values of our convertible debt and the respective carrying values are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$130,000	$139,800	$130,000	$113,100
At June 30, 2014 and December 31, 2013, the fair values of our Convertible Senior Notes were based the underlying stock price and quoted prices of similar instruments (Level 1).

7. Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we communicated to employees a plan to reduce our workforce. The restructuring resulted in the decision to exit our lease of a facility in San Diego, which expires in July 2015, which we are seeking to sublease.
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
In the six months ended June 30, 2014, based on the shortened period where we could sublease this facility and other consideration of new information management reassessed the remaining liabilities in connection with the restructuring and recorded an additional $1.9 million of restructuring expense related to our vacated facility.
The following table summarizes our restructuring activity during the six months ended June 30, 2014 and remaining expected liabilities as of June 30, 2014 (in thousands):

	Facility Exit Costs	Employee Termination Costs	Total
Balance as of December 31, 2013	$1,281	$106	$1,387
Cash payments	(1,028)	(77)	(1,105)
Change in previous estimates	1,914	(29)	1,885
Balance as of June 30, 2014	$2,167	$—	$2,167
Of the remaining liabilities at June 30, 2014, $2.0 million is payable within the next twelve months and $0.2 million is due after twelve months and through the remainder of the lease for the facility we vacated, which expires in July 2015.

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
SEQUENOM ® , Sequenom Center for Molecular Medicine ® and SensiGene ® are registered trademarks and RetnaGene™, MaterniT21™, MaterniT21™ PLUS and Heredi-TTM are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
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
Overview
We are a life sciences company committed to improving healthcare by providing genomic and genetic analysis solutions for the molecular diagnostic market. We develop and commercialize innovative molecular diagnostics testing services that target and serve molecular diagnostics markets. We offer our services in the U.S. and globally with international emphasis in countries in the European and Asia-Pacific regions. We conduct our business in one operating segment, Sequenom Laboratories.
Sequenom Laboratories provides molecular based laboratory developed tests, with a focus principally on prenatal diseases and conditions and ophthalmological diseases and conditions. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that develops, validates and exclusively offers tests branded under the names MaterniT21™ PLUS, HerediT™, SensiGene®, and RetnaGene™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, maternal fetal medicine specialists, and ophthalmologists and eye care specialists. Sequenom Laboratories’ tests are:
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
We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we continue to focus substantial resources on obtaining reimbursement coverage from third-party payors. In December 2012, the American Congress of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine Specialists, or SMFM, issued a joint committee opinion on NIPT for fetal aneuploidy, which supported the use of circulating cell-free fetal DNA as a basis for NIPT in pregnant women at high risk of carrying a fetus with fetal aneuploidy. We believe these guidelines will drive further adoption of Sequenom Laboratories' MaterniT21 PLUS test and strengthen our efforts to obtain insurance reimbursement. Following the issuance of these guidelines, many third-party payors have adopted positive coverage policies for reimbursement of NIPT for high-risk pregnancies.
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
Sequenom Laboratories bills insurance companies and other third party payors for performance of the tests and bills patients for deductibles and copayment amounts. Sequenom Laboratories' diagnostic testing services revenues are primarily recognized on a cash basis. In the second quarter of 2014 we began to transition to accrual accounting on a payor-specific and test-specific basis where we can reliably estimate the amount that will ultimately be collected for our tests. For the three months ended June 30, 2014 we recognized $5.7 million on an accrual basis for these specific payors, and of that revenue we collected $3.8 million as of June 30, 2014. Sequenom Laboratories continues to obtain contracts with additional payors and continues to work with other third-party payors, including state Medicaid programs, to adopt positive coverage policies for its tests. In some cases, such coverage decisions enable retroactive payment, however, in other cases, prior services may not be collectible. Due to the payment practices of many of the payors, we expect revenues will fluctuate until these factors are resolved.
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
We have a history of recurring losses from operations and we expect to incur additional operating losses in 2014 as we continue to seek to improve reimbursement for our tests and work to develop additional products and tests, and incur legal fees to defend our patent position. The timing of becoming profitable is dependent upon a number of factors, including the timing of reimbursement payments from third-party payors; the timing and costs related to research and development projects; selling and marketing efforts; and administrative expenses to support our operations. Our capital requirements to sustain operations have been and will continue to be significant. As of June 30, 2014, we had available cash and cash equivalents and current marketable securities totaling $82.1 million and working capital of $51.4 million.

In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business.
On May 30, 2014 we completed the sale of our Bioscience business to BioSciences Acquisition Company (“BioSciences”) which purchased substantially all of the assets used in what the Company previously reported as its Bioscience business segment. With this divestiture, the Company now operates in a single business segment, Sequenom Laboratories.
As a result of the Bioscience segment sale the Company has retrospectively revised the consolidated statements of operations and cash flows for the three and six months periods ending June 30, 2014 and 2013 and the consolidated balance sheet as of December 31, 2013 to reflect the financial results from the Bioscience business segment, and the related assets and liabilities as discontinued operations.
Our strategic focus for 2014 is to improve profitability and reduce our cash burn as we work to our goal to achieve break-even and positive cash flow for the fourth quarter of 2014 and to expand Sequenom Laboratories' NIPT menu with the development of a low cost fetal chromosomal abnormality test which could be performed on an alternative platform by the end of 2014. Our ability to achieve our goal is dependent on a number of factors, including the risks as summarized in our risk factors, including the amount incurred for legal expenses, and timing of cash flows which may vary from our expectations. We will focus on growing profitable volume in our diagnostic testing business, increasing our market penetration and cash collections and growing our revenues through obtaining contracts with payors to create a sustainable, profitable business model for the future. We expect to expand our relationships with physicians who order our tests and invest in our research and development programs to develop additional or enhanced tests.

Second Quarter of 2014

•	Total revenues during the three months ended June 30, 2014 increased $15.3 million, or 62%, to $39.8 million when compared to $24.5 million during the three months ended June 30, 2013.

•
Total accessions for all Sequenom Laboratories tests during the three months ended June 30, 2014 increased by 3,400, or 7%, to 50,100 when compared to 46,700 during the three months ended June 30, 2013.

•	Net cash used in operating activities was $18.2 million for the second quarter of 2014, compared to $55.2 million in the same period in the prior year.

•	Total revenues during the six months ended June 30, 2014 increased $23.2 million, or 43%, to $76.8 million when compared to $53.6 million during the six months ended June 30, 2013.

•	Total accessions for all Sequenom Laboratories tests during the six months ended June 30, 2014 increased 8,800, or 10%, to 100,000 when compared to 91,200 during the six months ended June 30, 2013.

•
During the six months ended June 30, 2014 we used $0.6 million for capital investments compared to $9.0 million for the same period in 2013. We also used $3.8 million for debt repayments during the six months ended June 30, 2014 compared to $3.8 million for the same period in 2013.

•	As of June 30, 2014, total cash, cash equivalents, and marketable securities were $82.1 million.

•
In the second quarter we began to recognize revenue on the accrual basis for tests billed to certain third-party payors. We recognized net revenue of $5.7 million from those payors, compared to cash collected of $3.8 million during the quarter, for incremental revenue of $1.9 million compared to the amount we would have recognized as revenue on a cash basis.

•
On May 30, 2014 we announced sale of our Bioscience business segment. The gain on the sale of Bioscience business segment, net of $9.9 million of related tax expense was $14.4 million, with an aggregate cash purchase price of $31.8 million plus a $2 million milestone payment that was earned in June 2014 upon receiving FDA premarket 510(k) clearance.

Results of Operations
Revenues
We derive our revenues primarily from diagnostic services. We operate our business in one segment, Sequenom Laboratories, which provides laboratory testing services.
Our revenues and accessions were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2014	2013	$ / #	%	2014	2013	$ / #	%
Diagnostic services revenue	$39,782	$24,526	$15,256	62%	$76,843	$53,609	$23,234	43%
Total accessions (for all Sequenom Laboratories tests)	50,100	46,700	3,400	7%	100,000	91,200	8,800	10%
Diagnostic services revenues are derived from providing testing services for Sequenom Laboratories' tests and are primarily recognized on a cash basis as payments are received. We will account for revenues on a cash basis until we have a history of collections from a third-party payor and we are able to demonstrate that we can make a reasonable estimate of collectible amounts before moving to the accrual method of revenue recognition for such payor and test. In the second quarter of 2014, we adopted accrual accounting for select payors. For the payors recorded on an accrual basis we recognized $5.7 million, and of that revenue we collected $3.8 million as of June 30, 2014. The revenue recorded on a cash basis for the second quarter totaled $29.2 million. Revenues for international samples and royalties are recorded on an accrual basis and amounted to $4.9 million for the three months ended June 30, 2014.
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
The $15.3 million, or 62%, and $23.2 million, or 43%, increases in diagnostic services revenues during the three and six months ended June 30, 2014, when compared to the same periods in the prior year, are primarily attributable to the increase in the number of accessions, greater collections for accessions performed in current and prior periods and some payor revenue being recognized on an accrual basis. Collections for diagnostic services performed in prior quarters decreased in the second quarter 2014 compared to the first quarter 2014 by 2%, or $0.5 million. Revenue recorded as cash basis revenue for services in the quarter declined $2.7 million because we adopted accrual basis revenue for select payors, while the combined cash basis and accrual revenue recorded for services performed in the second quarter increased 20%, or $3.3 million, compared to the first quarter 2014. The following is a summary of accessions and diagnostic services revenues for the first two quarters in 2014 and the four quarters of 2013:

	2014		2013
(collections in millions, accessions in thousands)	Q2	Q1	Q4	Q3	Q2	Q1
Accessions by quarter	50.1	49.9	46.0	48.3	46.7	44.5

Revenue recorded on accrual basis	$10.6	$4.6	$4.1	$3.8	$2.9	$0.8
Cash basis revenue for diagnostic services performed in the quarter	8.5	11.2	12.1	11.2	9.1	9.4
Cash basis revenue for diagnostic services performed in prior quarters	20.7	21.2	16.5	18.3	12.5	18.9
Diagnostic services revenues	$39.8	$37.1	$32.7	$33.3	$24.5	$29.1

Collections for services in prior periods have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors.
As of June 30, 2014, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because accrual revenue recognition criteria was not met and the amounts had not been collected, range from approximately $36 million to $40 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
One commercial payor represented more than 10% of diagnostic services revenue during the three months ended June 30, 2014, accounted for $4.5 million, or 11.3%, of diagnostic service revenue compared to $5.8 million, or 23.5%, for the same period in 2013. For the six months ended June 30, 2014 one commercial payor accounted for $9.3 million, or 12.1%, of diagnostic services revenue compared to $14.9 million, or 27.8%, for the same period in 2013.
The increases in the number of accessions during the three and six months ended June 30, 2014 of 7% and 10% respectively, when compared to the same period in 2013, is primarily attributable to the increased market adoption domestically and internationally of the MaterniT21 PLUS test which was introduced domestically in the fourth quarter of 2011, and internationally in the first quarter of 2012. International revenues accounted for $9.5 million and $3.8 million of diagnostic services revenues during the six months ended June 30, 2014 and 2013, respectively.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom Laboratories' existing tests and any future tests we may develop, and payment patterns of third-party payors and patients. Following the coding change on January 1, 2013 many state Medicaid programs have not included the appropriate test code in their fee schedule and, in many cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. As a result the volume of Medicaid tests has decreased from approximately 25% of accessions in the first two quarters of 2013 to 17.0% of total accessions in the first two quarters of 2014. However, in 2014 more Medicaid programs began to reimburse for our tests. This has increased revenues from government payors 150%, from $3.6 million during the six months ended June 30, 2013 to $9.1 million during the six months ended June 30, 2014. Diagnostic services revenues collected from government payors to date in 2014 were 11.8% of our diagnostic services revenues. We continue to pursue collection for our tests with third-party payors, including Medicaid, where appropriate.

Cost of Revenues and Gross Margins
Cost of revenues consist of material, direct labor of our laboratory personnel, outside laboratory costs, royalties and overhead. Gross margin consists of our revenues less cost of revenues.
Our costs of revenues and gross margins were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Cost of Revenues
Diagnostic services	$22,410	$20,634	$1,776	9%	$45,180	$41,713	$3,467	8%

Gross Margin
Diagnostic services	$17,372	$3,892	$13,480	346%	$31,663	$11,896	$19,767	166%

Gross Margin as a % of Revenues
Diagnostic services	44%	16%			41%	22%
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
The increases in cost of diagnostic services revenues during the three and six months ended June 30, 2014 when compared to the same period in 2013 is primarily attributable to increased labor, materials and royalties associated with increased test volumes, including increased costs for the additional site location in North Carolina which became commercially operational in June 2013.
Gross margin as a percentage of diagnostic services revenues is also affected by generally recognizing revenues upon cash collection, which may result in costs being incurred in one period that relate to revenues recognized in a later period. The increase in gross margin during the three and six months ended June 30, 2014 compared to the same period in 2013 is primarily attributable to the increased number of accessions completed, collections for accessions performed in prior quarters, cost cutting initiatives executed in the past year and increased international sales.
We expect that gross margin for our diagnostic services will continue to fluctuate and be affected by the adoption rates of Sequenom Laboratories' diagnostic tests, our revenue recognition policy, the levels of reimbursement, cost improvement initiatives, and payor and other contracts we may enter into for our tests.
We expect the cost of revenues to increase in future periods to the extent Sequenom Laboratories processes more tests. Sequenom Laboratories currently has the physical capacity to conduct 300,000 MaterniT21 PLUS tests per year with minimal additional capital investment. The North Carolina site location can be expanded if, and when, additional capacity is needed.
Operating Expenses
Our operating expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Selling and marketing	$7,920	$9,978	$(2,058)	(21)%	$16,479	$19,955	$(3,476)	(17)%
Research and development	7,087	10,910	(3,823)	(35)%	13,876	22,522	(8,646)	(38)%
General and administrative	14,590	12,222	2,368	19%	27,070	25,442	1,628	6%
Restructuring costs	975	—	975	100%	1,885	—	1,885	100%

Selling and Marketing Expenses
Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
The $2.1 million, or 21%, decrease in selling and marketing expenses during the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, resulted primarily from $0.6 million in lower travel expenses and $0.8 million in lower labor costs for our sales force which decreased in connection with our restructuring in the third quarter of 2013 and $0.4 million in lower marketing expense.
The $3.5 million, or 17%, decrease in selling and marketing expenses during the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, resulted primarily from $1.1 million in lower travel expenses and $1.1 million in lower labor costs for our sales force which decreased in connection with our restructuring in the third quarter of 2013, $0.7 million in lower marketing expense, and $0.3 million in lower consulting expenses as prior year period included expenses for a project that concluded in 2013.
Research and Development Expenses
Research and development expenses consist primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.
Of the $3.8 million, or 35%, decrease in research and development expenses during the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, $2.9 million is due to lower clinical laboratory pre-commercialization, collaboration and other business expenses resulting from the commercialization of our laboratory location in North Carolina during the second quarter of 2013, which is now used for commercial tests and included in cost of revenues, $0.7 million is primarily due to lower clinical sample costs, supplies and other expenses due to fewer clinical trials in process in the second quarter 2014 as compared to the same period in 2013 and $0.2 million in lower depreciation expense.
Of the $8.6 million, or 38%, decrease in research and development expenses during the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, $5.9 million is due to lower clinical laboratory pre-commercialization and other business expenses resulting from the commercialization of our laboratory location in North Carolina during the second quarter of 2013, which is now used for commercial tests and included in cost of revenues, $1.2 million is due to lower labor and related labor expenses and $1.5 million in lower clinical sample costs, supplies and other expenses due to fewer clinical trials in process in first two quarters of 2014 as compared to the same period in 2013.
We expect our research and development expenses to remain relatively consistent in future periods.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $2.4 million, or 19%, increase in general and administrative expenses during the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, is related to an increase of $1.4 million primarily related to an increase in stock base compensation related to modifications of equity grants for retiring executives and $0.4 million increase in labor related costs in addition to a $0.2 million increase in legal costs.
The $1.6 million, or 6%, increase in general and administrative expenses during the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, is primarily related to an increase in stock base compensation related to modifications of equity grants for retiring executives.
In general, we expect general and administrative expenses to be consistent in future periods as we seek to improve efficiencies in our operations and gain the benefits of our restructuring in the third quarter of 2013. However, we expect that litigation expenses will continue to fluctuate in future periods.
Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we communicated to our employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our AMD test which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expires in July 2015. In connection with the restructuring, we reassessed the costs that have been previously recorded for facility exit costs. During the three months ended June 30, 2014 and recorded an additional $1.0 million, and for the six months ended June 30, 2014 we recorded an additional $1.9 million as management revised its estimates related to the exited facility.

Other Income and Expense, and Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2014	2013	$ Change	2014	2013	$ Change
Interest expense, net	$(2,055)	$(2,121)	$66	$(4,132)	$(4,290)	$158
Other income (expense), net	(37)	(64)	27	(58)	(71)	13
Income tax benefit (expense)	$6,928	$(116)	$7,044	6,804	(117)	6,921
Interest Expense, net
Interest expense, net, during the three and six months ended June 30, 2014 did not significantly change from the same period in 2013 which is attributable to our outstanding debt balance being consistent during both periods. The majority of our interest expense is recorded for our Convertible Senior Notes that were issued in September 2012.
Other Income (Expense), net
Other income (expense), net, primarily relates to payments made in foreign currency and the net foreign currency transaction gains and losses and fixed assets disposed that are recognized during the periods presented. We expect this to continue to fluctuate in future periods.
Income Tax Benefit (Expense)
Our income tax expense during all periods is primarily due to statutory tax liabilities resulting from our state and foreign operations.
As a result of income from discontinued operations of $24.3 million we recorded an income tax expense from discontinued operations of $9.6 million. We also recognized a tax benefit of $6.9 million in continuing operations during the six months ended June 30, 2014. This benefit is a result of the required accounting for discontinued operations which requires a separate tax presentation for discontinued and continuing operations. We are required to record a tax benefit related to our current operations to get an overall rate equal to our estimated effective rate for the year.
At June 30, 2014, our balance sheet includes accrued income taxes of $2.8 million pertaining to this transaction. In the third and fourth quarter the payable will be reduced and a benefit from continuing operations will be recorded in the same amount, assuming we record losses throughout the remainder of 2014. We expect that the income tax benefit to be recorded by year end should reduce our overall annual income tax expense to $0.4 million.
Discontinued Operations
In September 2013, we announced that our board of directors authorized a review of potential strategic alternatives for our Sequenom Bioscience business segment, which includes the evaluation of a full range of strategic alternatives for this business, including, but not limited to, a possible sale of the business or joint venture involving the business.
On May 30, 2014, we completed the sale of our Bioscience business to BioSciences Acquisition Company (“BioSciences”) who purchased substantially all of the assets used in, and assumed the liabilities of, the business previously reported as the Bioscience business segment.
The sale, with an aggregate cash purchase price of $31.8 million plus a $2.0 million milestone payment earned provides us with working capital. We may also receive another $2.0 million milestone payment if recognized net revenue of the Bioscience business in 2014 equals or exceeds a specified revenue target, but we cannot anticipate whether the milestone will be achieved. As part of the sale, we were required to deposit in escrow $1.5 million to secure our indemnification obligations and any working capital adjustment to the purchase price. The escrow funds are restricted but we expect to receive access to $0.5 million within one year and the remaining $1.0 million within the following six months.
As part of the sale, we entered into several agreements with BioSciences. A supply agreement is effective for three years under which we may purchase consumables and systems for our laboratory business. We expect to purchase an immaterial amount of such products under the supply agreement in the next twelve months. Also, we agreed to provide certain administrative services to BioSciences from the time of the sale until December 31, 2014, unless the Transition Services Agreement is terminated earlier. All leases associated with the Bioscience business segment were assumed by BioSciences, however, we sublease back a portion of a building in San Diego for office space where some of our administrative employees are located. The associated rent expense is immaterial.
As a result of the Bioscience segment sale our condensed consolidated statements of operations, cash flows and the condensed consolidated balance sheets have been retrospectively revised to reflect the financial results from the Bioscience business segment as discontinued operations.

Liquidity and Capital Resources
We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization of Sequenom Laboratories' tests, research and development projects, and litigation have been and will continue to be significant. As of June 30, 2014 and December 31, 2013, we had working capital of $51.4 million and $51.9 million, respectively.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, working capital, inventory management, and operating expenses. Our principal sources of liquidity are derived from cash, cash equivalents, and marketable securities, and collections for our commercialized tests. We have also financed our operating and capital requirements during the last four years with proceeds from the recent sale of our Bioscience business segment, the issuance of our Convertible Senior Notes and the public offering of our common stock during 2012, and the public and private offerings of our common stock which occurred in 2010.
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
As of June 30, 2014, cash, cash equivalents, and marketable securities totaled $82.1 million, compared to $71.3 million at December 31, 2013. The $10.9 million increase is due primarily to the proceeds of $31.5 million from the sale of our bioscience segment, offset by our net loss of $11.2 million. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.
At our current and anticipated level of operating loss, we expect to continue to incur net operating cash outflows until reimbursement for our tests is established with the majority of third-party payors. We expect that our June 30, 2014 balances of cash, cash equivalents and marketable securities are sufficient to provide for our operating needs through at least the next twelve months.
Operating Activities
Cash used in operations during the six months ended June 30, 2014, was $18.2 million, compared to $55.2 million for the six months ended June 30, 2013. Our use of cash was primarily a result of an adjusted loss from continuing operations of $25.0 million this was derived by our reported net loss of $11.2 million and adjusted for the gain on discontinued operations before taxes of 13.8 million.
Changes in operating assets and liabilities during the six months ended June 30, 2014 provided $8.4 million net cash which was derived from $6.6 million decrease in inventories and offset by a $8.1 million increased accounts receivable, accounts payable and prepaid and other assets. Non cash expenses for depreciation and stock based compensation totaled $12.8 million for the six months ended June 30, 2014 in addition we incurred a non-cash restructuring charge of $1.9 million related to our vacated facility.
Investing Activities
Net cash provided by investing activities of $33.5 million during the six months ended June 30, 2014, primarily reflects the $29.9 million cash received from the sale of our Bioscience business segment and cash provided from marketable securities maturing of $4.2 million, net of purchases.
Financing Activities
Net cash used by financing activities during the six months ended June 30, 2014 was $2.9 million, compared to $3.4 million during the six months ended June 30, 2013. Financing activities during the six months ended June 30, 2014 include payments on debt obligations of $3.8 million partially offset by $0.9 million in cash proceeds from net proceeds from exercise of stock options and ESPP purchases.
Discontinued Operations
The results of our discontinued Bioscience segment, provided net cash of $2.7 million during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements or in our Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on amounts reported in the accompanying consolidated financial statements and related notes. Other than beginning to recognize revenues on an accrual basis for some third party payors and management's reassessment of the remaining liabilities in connection with the facility exit costs as described in Note 7 there has been no material change in the Company’s "Critical Accounting Policies and Estimates" since its presentation set forth in Item 7, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2014, we began to recognize revenue on the accrual basis for tests billed to certain third-party payors. This change affected our internal controls over revenues and accounts receivable. Except for this change, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
For a description of our pending legal proceedings, please refer to Note 4 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
*We may not be able to generate significant revenues from any of the tests we have commercialized including Sequenom Laboratories' MaterniT21 PLUS test or any test that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests, including the MaterniT21 PLUS test. Sequenom Laboratories has committed significant research and development resources for the development and validation of tests and we have likewise invested significant research and development resources for its potential future diagnostic products. There is no guarantee that Sequenom Laboratories will successfully maintain its current revenues or generate additional revenues or significant revenues from any of its testing services, including its MaterniT21 PLUS test, or any other testing services that it plans to launch in the future. Sequenom Laboratories has launched testing services for prenatal fetal chromosomal abnormalities, CF carrier screening, noninvasive prenatal Rhesus D genotyping, and risk assessment of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Sequenom Laboratories’ MaterniT21 PLUS test, which was originally launched in October 2011, detects fetal chromosomal abnormalities. We and Sequenom Laboratories have limited experience in licensing, manufacturing, selling, marketing, distributing and collecting for tests. If we and Sequenom Laboratories, or our partners, are not able to successfully market or sell noninvasive prenatal diagnostic tests or other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate revenues or will not generate or maintain significant revenues from the sale of such tests or Sequenom Laboratories' testing services. A number of factors could impact our and Sequenom Laboratories' ability to sell noninvasive prenatal diagnostic or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

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

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay and uncertainty related to changes in CPT codes and uncertainty regarding payor adoption of and reimbursement rates for new gene sequencing related CPT codes that are expected to take effect in 2015;

•	payors may not pay for services;

•	payors may seek to reduce the use of our services by ordering physicians;

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

•	compliance with federal, state and foreign regulations governing laboratory testing on human specimens;

•	the marketing and sale of research use only or other tests;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of noninvasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and any laws regulating prenatal testing;

•	the extent and success of Sequenom Laboratories' sales and marketing efforts and ability to drive continued adoption of its testing services, including the MaterniT21 PLUS test;

•	the extent to which payors and health care providers may limit or deny the addition of new laboratory-developed test service providers to their programs;

•	general changes or developments in the market for women's and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to license and protect our patented technologies and our other technologies.

*Sequenom Laboratories may not be able to collect all or any of the estimated range of $36 million to $40 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Sequenom Laboratories’ business is substantially dependent on its ability to obtain reimbursement for its tests, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors. As of June 30, 2014, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $36 million to $40 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact Sequenom Laboratories’ ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If Sequenom Laboratories is unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
*Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies (for example, Verinata, a wholly-owned subsidiary of Illumina, Inc.), have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our products or products using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted and may in the future result in lawsuits being brought against us and/or our customers, and could negatively affect demand for our products, particularly Sequenom Laboratories’ MaterniT21 PLUS test, and our ability to maintain existing or enter into new agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or activities, in particular Sequenom Laboratories' tests (including the MaterniT21 PLUS test) from which we derive and expect to continue to derive all most all of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such product from the market or we could be required to redesign such product, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.
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
Our patent applications or those of our licensors may not result in the issuance of patents in the U.S. or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the ‘540 Patent is invalid will impact the competitive landscape (as Sequenom Laboratories has been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. patent no. 8,008,018, licensed to Verinata. On April 7, 2014, the USPTO concluded the interference, ruling that Verinata’s ’018 Patent lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment ending the interference and canceling all four of the ’018 patent claims in the interference. The ruling has been appealed to the U.S. District Court for the Northern District of California. On May 3, 2013, the USPTO declared a second patent interference (Patent Interference No. 105,922 (DK)) between our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and U.S. patent no. 8,195,415, licensed to Verinata. On April 7, 2014, the USPTO ruled that our pending patent application no. 13/070,266 has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and should be entitled to a patent on that subject matter. On May 3, 2013, the USPTO declared a third patent interference (Patent Interference No. 105,923 (DK)) between our in-licensed pending patent application no. 12/178,181 (publication no. US2009/0029377 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On May 3, 2013, the USPTO declared a fourth patent interference (Patent Interference No. 105,924 (DK)) between our in-licensed pending patent application no. 13/417,119 (publication no. US2012/0208708 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On April 7, 2014, the USPTO concluded the third and fourth interferences, ruling that Verinata’s pending patent application no. 12/393,833 lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment ending both interferences and determining that Verinata is not entitled to patents on the subject matter of the interferences. The rulings on the third and fourth patent interferences have been appealed to the U.S. District Court for the Northern District of California. As a result of these positive interference rulings, we believe that one or more of our in-licensed patent applications that are the subject of the interferences should issue as patents, however we cannot predict the final outcome of these matters. The USPTO may declare additional patent interferences including other pending patent applications or patents owned or controlled by us and Verinata. We cannot assure that we will prevail in the current or any future interference proceedings, or on appeal, involving our patent rights. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring products to the market that directly compete with our own, including Sequenom Laboratories' MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics, Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of U.S. Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of U.S. Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the U.S. On October 30, 2013, Ariosa prevailed and the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid because the patent claims asserted against Ariosa only add well-understood, routine and conventional methods to a natural phenomenon. Many of the ‘540 Patent claims asserted against Natera and Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation against Ariosa. As a result, the patent claims asserted in those cases have been deemed invalid and the ‘540 Patent claim validity issues in all three cases have been appealed to the U.S. Court of Appeals for the Federal Circuit. In addition, Ariosa has sought to invalidate U.S. Patent No. 6,258,540 through a petition for inter partes review (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before The Patent Trial and Appeal Board (PTAB) of the USPTO. As a result, our patents or patents that we in-license may be narrowed, invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our diagnostic products that are dependent upon such patents.
We are also the licensee of patent applications, including the patent applications mentioned above in-licensed from CUHK, that contain allowed claims regarding the use of sequencing in prenatal diagnostics. We are also aware of other patents and patent applications that are owned or licensed by Verinata that contain the same and/or similar claims and the USPTO has declared four separate patent interference proceedings and ruled on three of them, as mentioned above with respect to certain patent rights that we in-license from CUHK and patent rights claimed by Verinata related to the use of sequencing in prenatal diagnostics. The rulings have been appealed to U.S. District Court for the Northern District of California. Interference proceedings are expensive, a lengthy process, and there can be no assurance that we will prevail in the remaining proceeding or upon appeal for the other three proceedings. If we do not prevail in the remaining proceeding or upon appeal for the other proceedings, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS test.
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
Competitors may develop products similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we have initiated interference and inter partes review proceedings, and we may initiate oppositions, reexaminations, or litigation against others. However, these activities are expensive, take significant time and divert management's attention from other business concerns. We may not prevail in these activities. If we are not successful in these activities, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize any of our diagnostic products that are dependent upon such technologies, including the MaterniT21 PLUS test. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the USPTO, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the USPTO and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.
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
*Sequenom Laboratories depends on third-party products and services and limited sources of supply to develop and perform its tests.
Sequenom Laboratories relies on outside vendors to supply certain products, components and materials used in its test services. Illumina is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that Sequenom Laboratories is using for its MaterniT21 PLUS test, including whether such sequencers will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that they will be able to obtain a reliable supply of the sequencers and consumables that we need for their test. In the event that demand for our products declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business.
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
In the event of any adverse developments with these suppliers or vendors, our test supply may be interrupted and obtaining substitute components could be difficult or require us to re-design our test which would have an adverse impact on our business. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

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

*Certain of Sequenom Laboratories' LDTs, including the MaterniT21 PLUS test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, or reimbursement may be significantly delayed, due to changes in CPT codes, or otherwise, which may limit the demand for these tests by physicians and their patients.
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
In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. The 2013 physician fee schedule explains CMS' plans for new CPT codes applicable to molecular diagnostic tests. In 2011, the AMA adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis, meaning that reimbursement amounts for all relevant codes were added together. CMS delayed implementing the new codes in 2012, but did implement them beginning January 1, 2013, although without a fee schedule for the particular codes relevant to Sequenom Laboratories' tests. These coding changes and lack of a CMS fee schedule have negatively affected and may continue to negatively affect our product pricing and the amount of and timing of payor reimbursement. We also face uncertainty regarding payor adoption of and reimbursement rates for new gene sequencing related CPT codes that are expected to take effect in 2015 and which could negatively affect our product pricing and the amount of and timing of payor reimbursement.
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
Billing for clinical laboratory testing services is complex. Sequenom Laboratories generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. It has limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom Laboratories may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition. In the first quarter of 2013, Sequenom Laboratories entered into an agreement to transition its billing procedures from external to internal by hiring a new software vendor to assist Sequenom Laboratories in performing billing internally and provided notice of termination of its relationship with an external billing vendor. Sequenom Laboratories began internal billing operations on May 1, 2013. Sequenom Laboratories has limited experience performing billing internally and working with this software vendor, and this may further increase risk in Sequenom Laboratories' collection efforts. Among the factors complicating our billing of third-party payors are:

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
* If our laboratory facilities are damaged, our business would be seriously harmed.
Sequenom Laboratories has laboratory facilities in San Diego, California, Grand Rapids, Michigan, and Raleigh-Durham, North Carolina. Damage to our facilities due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and processing of our test services. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.
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
Sequenom Laboratories, a CLIA-certified and CAP-accredited laboratory, has developed, validated and commercialized four laboratory-developed tests todate. Sequenom Laboratories launched its first test in 2009. For future tests, if Sequenom Laboratories is unable to successfully develop and validate any new tests that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom Laboratories' infrastructure, and believe that we have sufficient infrastructure and capacity for near-term demand, it is possible that it may not have adequate infrastructure and capacity in place to meet longer term future demand for its currently launched testing services or for the demand of future tests that it develops. Sequenom Laboratories' ability to successfully develop and validate tests will depend on its ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that Sequenom Laboratories will have sufficient resources to continue its operations and maintain its licenses. Sequenom Laboratories currently performs its MaterniT21 PLUS test from its San Diego, California, and Raleigh-Durham, North Carolina, facilities. Sequenom Laboratories faces risk in relying upon two laboratory locations to meet demand for, perform, and generate revenues from the MaterniT21 PLUS test. Reliance upon two facilities presents risk to Sequenom Laboratories' operations in the event that one or both facilities' capacity is exceeded, or one or both facilities experiences production problems or delays.
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
*Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of Sequenom Laboratories' testing services could adversely affect the results of our operations and adversely impact our reputation.
The provision of clinical testing services, including the MaterniT21 PLUS test, and related services, and the marketing of those services involve certain inherent risks. The services that Sequenom Laboratories provides and markets are intended to provide information for health care providers in providing patient care. Therefore, users of such services may have a greater sensitivity to errors than the users of services that are intended for other purposes, such as research.
Performance defects, incomplete process controls, unexpected failure modes, unanticipated use of Sequenom Laboratories' services, or inadequate disclosure of information (including associated risks or limitations) relating to the use of the services can lead to injury or other adverse events, including laboratory operation disruptions, delays, or incorrect clinical testing results. These events could lead to safety alerts relating to Sequenom Laboratories' services (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of services from the market. Any removal of services could result in significant costs as well as negative publicity that could reduce demand for our or Sequenom Laboratories' test services. Personal injuries relating to the use of Sequenom Laboratories' services can also result in product liability claims being brought against us.

*We have limited experience and rely on technology provided by third parties for commercialization of Sequenom Laboratories’ test services.
Sequenom Laboratories' noninvasive prenatal and other molecular diagnostic tests are relatively new in the marketplace. We have limited experience developing and commercializing sequencing-based technology and rely on collaborative partners and sequencing technology provided by others in order to commercialize any test utilizing sequencing, including the MaterniT21 PLUS test.
You should evaluate us in the context of the uncertainties and complexities affecting an early stage molecular diagnostics company developing and commercializing laboratory developed test services and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we and Sequenom Laboratories may not:

•	effectively execute on or focus our research and development efforts;

•	properly model new opportunities to ensure appropriate resource allocation;

•	create new tests that are appropriately developed to meet customer needs;

•	perform adequate and timely validation testing of such test applications;

•	effectively assess and meet regulatory requirements in the U.S. and other countries;

•	ensure appropriate communication between different departments responsible for commercialization activities;

•	implement effective product launch, sales, or reimbursement strategies;

•	effectively design and develop test that achieve commercial success; or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.
Despite its ability to commercialize the MaterniT21 PLUS test, Sequenom Laboratories may face setbacks in the development and validation of other noninvasive prenatal and molecular diagnostic tests.
We need to make significant investments to ensure our diagnostic test services perform properly and are cost-effective. We or our partners may need to apply for and obtain certain regulatory approvals to sell our current test services or test services under development, and it is uncertain whether such approvals will be granted.
Even if we develop new test services or other products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop test services or other products that are accepted or satisfy customers in the diagnostic or other markets or the emerging field of molecular medicine and that can be commercialized successfully.
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
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•
Sequenom Laboratories' success in developing, marketing, and selling, and changes in demand for its diagnostic testing services, including the MaterniT21 PLUS test, and the level of reimbursement and collection obtained for these tests;

•	the pricing of Sequenom Laboratories’ diagnostic testing services, and the timing and pricing of new diagnostic testing service offerings, and those of our competitors;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability, if necessary, to raise additional capital;

•	the amount of royalties that we are required to pay to third parties in connection with the sale of certain of Sequenom Laboratories' testing services;

•	our success in collecting payments from third-party payors, customers, and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•
our ability to identify and develop in a cost-efficient manner new services, such as noninvasive prenatal and other diagnostic technologies, our ability to improve current services to increase demand for such services and the success of such products and improvements;

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

•	our research and development progress, including Sequenom Laboratories' ability to develop and validate improved or new tests, and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the hardware platforms and consumables, including reagents and related components and technologies, used by Sequenom Laboratories to perform its tests;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies and/or alternative suppliers; and

•	the amount of any legal expenses, settlement payments, fines or damages arising from patent litigation or any future litigation.
Further, our revenues and operating results are difficult to predict because we do not have sufficient history to forecast revenues reliably for Sequenom Laboratories' tests, including the MaterniT21 PLUS test. The absence of or delay in reimbursement for Sequenom Laboratories' testing services and generating revenues has had, and will continue to have, a significant adverse effect on our operating results from period to period and will result in increased operating losses unless and until such reimbursement is established, at sufficient levels to cover our costs. Our internationally derived revenues and operating results are also difficult to predict because they depend upon the activities of our licensees and distributors in numerous countries.
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
Our total consolidated long-term debt and obligations as of June 30, 2014, which includes the 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes, was $143.5 million and represented approximately 152% of our total capitalization as of that date.
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
*If we fail to generate enough cash flow from our operations or otherwise obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to cease or reduce further commercialization efforts or delay or terminate some or all of our diagnostic testing services or other product development programs.
We expect to continue to incur losses at least through the end of the third quarter of 2014 and may have to raise additional cash to fund our planned operations.
Our cash, cash equivalents, and marketable securities were $82 million as of June 30, 2014. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from license agreements will be sufficient to fund our operating expenses and capital requirements through the next twelve months. Sequenom Laboratories is continuing to expand its operations following commercialization of the MaterniT21 PLUS test and its research and development activities related to improvements to current tests and expansion of its test menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom Laboratories' current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for it to retain significant commercial success for the MaterniT21 PLUS test. If we or Sequenom Laboratories are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we and Sequenom Laboratories may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future tests or IVD tests that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

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

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining regulatory clearance or approval, if applicable, to market any of our testing services in various countries, including the U.S.;

•	Sequenom Laboratories' success in validating additional laboratory-developed tests and the levels of clinical performance achieved;

•	Sequenom Laboratories' success either alone or in collaboration with our partners in launching and selling additional diagnostic testing services;

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
Additional financing may not be available in amounts or on terms satisfactory to us or at all. General market conditions, the market price of our common stock, our financial condition, uncertainty about the successful commercialization and development of other tests and diagnostic tests, regulatory developments, the uncertainty regarding the results of ongoing litigation matters, the status and scope of our patent rights or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our testing services, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.
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
*Quarterly revenues from our Sequenom Laboratories segment may be difficult to predict.
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
Products that we or our collaborators develop in the noninvasive prenatal diagnostic or other markets depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the U.S., our tests may require either a Premarket 510(k) Notification or a Premarket Approval Application from the FDA prior to marketing in interstate commerce. The Premarket 510(k) Notification process usually takes from three to nine months from submission to clearance, but can take significantly longer. The PMA approval process is much more costly, lengthy, uncertain and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical (bench) testing and clinical studies. Non-clinical bench testing and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.
The FDA currently regulates IVD devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion to not regulate laboratory-developed tests as a medical device and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of tests, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. The July 2010 position has been reiterated in subsequent statements by the FDA. To date, the FDA has not released draft guidance or regulations regarding LDTs. With the sale of our biosciences business segment completed, going forward our revenues from Sequenom Laboratories' testing services utilizing its LDTs comprise almost 100% of our total revenues.
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
We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products, including noninvasive prenatal diagnostic products, or other products using technologies, services, or discoveries.
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
We require our employees, consultants, advisors, and collaborators to execute confidentiality agreements and in certain cases, assignment or license agreements. We cannot guarantee that these agreements will provide us with adequate intellectual property ownership or protection against improper or unauthorized use or disclosure of confidential information or inventions. In some situations, these agreements may conflict with or be subject to the rights of others with whom our employees, consultants, advisors, or collaborators have prior employment or consulting relationships. In some situations these types of agreements or relationships are subject to foreign law, which provides us with less favorable rights or treatment than under U.S. law. Others may gain access to our inventions, trade secrets or independently develop substantially equivalent proprietary materials, products, information, and techniques.
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
A number of potential applications of our technology and potential products, including diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization and scale-up of such products and applications. If we are not successful enhancing our technology or the in-licensing of technology our products may not achieve or maintain a significant level of market acceptance, and our business, financial condition and results of operations could be seriously harmed.
*We may not be able to successfully compete in the diagnostic industry.
The diagnostic industry is highly competitive. We expect to compete with a broad range of companies in the U.S. and other countries that are engaged in the development and production of products, applications, services, and strategies to develop and commercialize diagnostic, noninvasive prenatal diagnostic, and other products for customers in the molecular medicine fields as well as diagnostic service laboratories and customers in other markets. They include:

•	biotechnology, diagnostic, and other life science companies;

•	academic and scientific institutions;

•	governmental agencies; and

•	public and private research organizations.
Some of our competitors and/or potential competitors have greater financial, technical, research, marketing, sales, distribution, operations, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently offering, making, or developing products that compete with our products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products that may render our technologies or products obsolete or that have superior intellectual property rights.
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
*We may not successfully complete the sale, or acquisition of, or merger, or joint venture with businesses that we desire to acquire, merge, or partner with.
We may acquire additional businesses or technologies, merge or form joint ventures with other businesses, or enter into other strategic transactions. Managing and completing future acquisitions, mergers, joint ventures, sales, or other strategic transactions, including the recent sale of our bioscience business, entails numerous operational and financial risks, including:

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
*We may potentially compete with our customers or licensees, which may adversely affect our business.
We have entered into diagnostic test services agreements and license agreements, for the MaterniT21 PLUS test, substantially similar tests, and other test services. Some of these contractual partners send patient samples to Sequenom Laboratories for test services and other partners perform the testing in their own laboratory or plan to do so in the future. Although there are many potential business opportunities, our customers and licensees may seek diagnostic testing service business from clients or potential clients that we already have as clients or have chosen to pursue. In such cases we will likely compete against our customers or licensees. Competition from our customers or licensees may adversely affect our business or our ability to successfully commercialize our diagnostic testing services.
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
A number of personnel adjustments were made affecting our executive officers.  For example, effective June 10, 2014, Harry F. Hixson, Ph.D., our former Chief Executive Officer, and Paul V. Maier, our former Chief Financial Officer, retired, and they were succeeded by William Welch, our former President and Chief Operating Officer, and Carolyn D. Beaver, our former Vice President and Chief Accounting Officer, respectively.  Additionally, at the end of 2013, two of our executive officers, Ronald M. Lindsay, Ph.D., then our Executive Vice President, Strategic Planning, and Charles R. Cantor, Ph.D., then our Chief Scientific Officer, retired from service, and Dirk van den Boom, Ph.D., our former Executive Vice President, Research and Development and Chief Scientific Officer, was appointed as their successor, and effective June 10, 2014, became our Chief Scientific & Strategy Officer. Because our business and operations are substantially dependent on the performance of our executive officers and key employees, any adjustment to our executive management team could adversely impact our results of operations and financial condition.  Furthermore, we cannot guarantee that we selected the appropriate individuals to succeed former members of our executive management team, or that the process of promoting certain individuals will not interfere with our ability to achieve our business objectives.  Moreover, the implementation of our succession planning may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. In addition, the implementation of our executive succession planning may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
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
We expect that a portion of our sales will continue to be made outside the U.S. Sequenom Laboratories' revenues from its international distributors and licensees increased during the three months ended June 30, 2014. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to establish and grow foreign operations, hire additional personnel to run these operations, and maintain good relations with our foreign customers and collaborators or distributors. International operations including many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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
In addition, different states and foreign nations, such as the EU, also impose certain requirements on the collection of all types of personal information. For example, the European Union Privacy Directive requires that we adhere to certain “safe harbor” requirements with respect to any personal information of a European resident or customer while various states in the U.S. have implemented equally restrictive requirements, such as 201 CMR 17.00, which requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. As a business that operates both internationally and across all fifty states, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by Sequenom Laboratories or its third-party contractors, including disclosure due to data theft or unauthorized access to Sequenom Laboratories' or its third-party contractors' computer networks, could subject us and Sequenom Laboratories to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers and loss of EU Safe harbor certification.
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
Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and Sequenom Laboratories and our partners and collaborators expand commercialization of Sequenom Laboratories' tests including the MaterniT21 PLUS test. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $30.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant product liability claims, which could hurt our reputation and our financial condition.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Document

2.1*	Stock and Asset Purchase Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Restated bylaws of Registrant, as amended.

3.3(3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(4)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(5)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

10.1*	License Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

10.2*	Supply Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

10.3*	Agreement for Services dated June 13, 2014 between the Registrant and Quest Diagnostics, Inc.

10.4	First Amendment to Agreement for Services dated July 15, 2014 between the Registrant and Quest Diagnostics, Inc.

10.5*	License Agreement dated June 13, 2014 between the Registrant and Quest Diagnostics, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(*)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 31, 2014

SEQUENOM, INC.

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Chief Financial Officer