Form 10-Q
period 2014-09-30
SEQUENOM INC
filed 2014-11-10
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 117,363,077 shares of the registrant's Common Stock outstanding.

 SEQUENOM, INC.
INDEX

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
SIGNATURES		56

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,339	$61,589
Marketable securities	25,644	9,668
Accounts receivable, net	6,592	2,552
Inventories	5,990	11,598
Other current assets and prepaid expenses	3,235	2,652
Current assets of discontinued operations	—	13,475
Total current assets	86,800	101,534
Property, equipment and leasehold improvements, net	16,638	24,378
Goodwill	10,007	10,007
Other assets	21,112	6,475
Noncurrent assets of discontinued operations	—	2,308
Total assets	$134,557	$144,702

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$7,692	$9,086
Accrued expenses	22,504	24,554
Long-term debt and obligations, current portion	5,935	7,643
Other current liabilities	12,748	2,151
Accrued income taxes	1,385	—
Current liabilities of discontinued operations	—	6,207
Total current liabilities	50,264	49,641
Long-term debt and obligations, less current portion	5,711	9,642
5.00% Convertible Senior Notes due 2017	130,000	130,000
Other long-term liabilities	478	976
Long term liabilities of discontinued operations	—	946
Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001; 185,000 shares authorized, 117,357 and 115,796 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	117	116
Additional paid-in capital	979,446	967,015
Accumulated other comprehensive income	149	148
Accumulated deficit	(1,031,608)	(1,014,309)
Cumulative translation adjustment of discontinued operations	—	527
Total stockholders' deficit	(51,896)	(46,503)
Total liabilities and stockholders' deficit	$134,557	$144,702
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Statements of Operations
Diagnostic services revenue, net	$37,937	$33,268	$114,780	$86,877
Cost of diagnostic services revenue	21,000	23,242	66,180	64,955
Gross margin	16,937	10,026	48,600	21,922
Operating expenses:
Selling and marketing	7,448	9,093	23,927	29,048
Research and development	6,073	8,589	19,949	31,111
General and administrative	9,457	13,788	36,527	39,230
Restructuring costs	—	5,711	1,885	5,711
Total operating expenses	22,978	37,181	82,288	105,100
Loss from operations	(6,041)	(27,155)	(33,688)	(83,178)
Interest expense, net	(2,029)	(2,106)	(6,161)	(6,396)
Other expense, net	(115)	(3)	(173)	(74)
Loss from continuing operations before income taxes	(8,185)	(29,264)	(40,022)	(89,648)
Income tax benefit (expense)	2,107	(80)	8,911	(197)
Loss from continuing operations	(6,078)	(29,344)	(31,111)	(89,845)
Discontinued operations:
Earnings from discontinued operations, net of applicable tax	—	1,196	13,812	1,314
Net loss	$(6,078)	$(28,148)	$(17,299)	$(88,531)
Net earnings (loss) per common share, basic and diluted
Continuing operations	$(0.05)	$(0.25)	$(0.27)	$(0.78)
Discontinued operations	$—	$0.01	$0.12	$0.01
Net loss per common share, basic and diluted	$(0.05)	$(0.24)	$(0.15)	$(0.77)
Weighted average number of shares outstanding, basic and diluted	117,067	115,592	116,516	115,255

Statements of Comprehensive Income (Loss)
Net loss	$(6,078)	$(28,148)	$(17,299)	$(88,531)
Other comprehensive income (loss):
Unrealized net gain (loss) on available-for-sale securities, net of taxes	17	41	1	73
Total other comprehensive income (loss)	17	41	1	73
Comprehensive loss	$(6,061)	$(28,107)	$(17,298)	$(88,458)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net loss	$(17,299)	$(88,531)
Add: Earnings from discontinued operations	13,812	1,314
Loss from continuing operations	(31,111)	(89,845)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	9,091	6,960
Depreciation and amortization	9,247	10,700
Noncash restructuring costs	1,885	2,383
Other non-cash items	143	833
Changes in operating assets and liabilities:
Accounts receivable	(4,040)	(1,864)
Inventories	5,608	(9,592)
Prepaid expenses and other assets	250	(2,085)
Accounts payable and accrued expenses	(4,074)	2,569
Deferred taxes	(9,212)	—
Other liabilities	(129)	1,821
Net cash used in operating activities of continuing operations	(22,342)	(78,120)
Investing activities
Purchases of property, equipment and leasehold improvements	(1,007)	(11,431)
Purchases of marketable securities	(40,149)	(52,823)
Maturities of marketable securities	19,169	59,076
Net cash received from sale of segment	29,291	—
Net cash paid for other assets	—	(483)
Net cash provided by (used in) investing activities of continuing operations	7,304	(5,661)
Financing activities
Payments on term loan and capital lease obligations	(5,641)	(5,527)
Net proceeds from exercise of stock options and ESPP purchases	1,777	1,372
Net cash used in financing activities of continuing operations	(3,864)	(4,155)
Discontinued Operations
Net cash provided by operating activities of discontinued operations	2,816	3,175
Net cash used in investing activities of discontinued operations	(164)	(289)
Net cash provided by discontinued operations	2,652	2,886
Net decrease in cash and cash equivalents	(16,250)	(85,050)
Cash and cash equivalents at beginning of period	61,589	123,802
Cash and cash equivalents at end of period	$45,339	$38,752

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
Discontinued Operations
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
Revenue Recognition
Our revenues are generated primarily from diagnostic services from providing laboratory-developed tests, or LDTs, primarily for the detection of specific fetal abnormalities or other genetic conditions as well as other amounts earned for royalties and license agreements.
We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the services delivered, whether there are existing contractual arrangements, and historical payment patterns. When recording revenue we evaluate collectability and consider whether we have sufficient history to reliably estimate a payor's individual payment patterns. Revenues are deferred for fees received before earned. Royalty revenues are generally recorded on an accrual basis when earned.
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
Revenue such as license arrangements may involve multiple elements and we evaluate the agreements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable.
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
Income Taxes
Accounting Standards Codification (ASC) 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Because the sale of Sequenom’s bioscience business was a discrete event that occurred in the second quarter of 2014, ASC 740-270-30-12 requires us to record the total amount of our estimated income tax expense for discontinued operations in the second quarter of this year. Accordingly, we have recorded tax expense of $9.9 million in discontinued operations in the second quarter of 2014. Further, the allocation rules of ASC 740-270 require us to record a tax expense due to the gain on discontinued operations and a benefit in continuing operations to get the effective annual tax rate on a net basis to estimate the overall amount of the projected annual tax benefit we expect to record as part of our loss from continuing operations in 2014. We calculated this benefit by applying our estimated effective annual tax rate to our loss from continuing operations for the quarter. As a result, in the nine months ended September 30, 2014, we recorded an income tax benefit of $8.9 million in continuing operations.
At September 30, 2014, our balance sheet includes an income tax payable of $0.5 million pertaining to this transaction. In the remainder of the year, the payable will be reduced and a benefit from continuing operations will be recorded in the same amount, assuming we record losses throughout the remainder of 2014. We expect that the income tax benefit to be recorded by year end should reduce our overall annual income tax expense to $0.4 million.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shares underlying Convertible Senior Notes	28,088	28,088	28,088	28,088
Options to purchase common stock	12,906	13,988	13,688	13,929
Restricted stock units not yet vested and released	1,877	1,534	2,146	1,586
Warrants to purchase common stock	250	250	250	250
Total	43,121	43,860	44,172	43,853
New Accounting Standards Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). We elected to use the non-amended guidance to evaluate the reported discontinued operations (see footnote 3) and will adopt the new guidance after its effective date.
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

2. Other Financial Information
Marketable Securities
Our marketable securities are comprised of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,148	$(5)	$—	$30,143
Certificates of deposit	—	—	—	—
Mutual funds	250	260	—	510
Total marketable securities	$30,398	$255	$—	$30,653

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$4,999	$—	$—	$4,999
Certificates of deposit	4,163	—	(2)	4,161
Mutual funds	250	258	—	508
Total marketable securities	$9,412	$258	$(2)	$9,668

As of September 30, 2014 and December 31, 2013, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as it is management's intention and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value.
There were no sales of marketable securities during all periods presented and, therefore, there were no gross realized gains or losses on sales of marketable securities during all periods presented. As of September 30, 2014, all except $5.0 million of our marketable securities were due within one year.
Inventories
Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$5,478	$10,613
Work in process	512	985
Total	$5,990	$11,598
Accrued Expenses
Accrued expenses consist of the following significant items (in thousands):

	September 30, 2014	December 31, 2013
Accrued royalties, licenses, and collaboration payments	$8,797	$11,119
Accrued compensation and related taxes	8,130	4,508
Accrued professional fees and consulting	3,530	4,383
Other	2,047	4,544
Total	$22,504	$24,554

Other Assets
Other assets consist of the following significant items (in thousands):

	September 30, 2014	December 31, 2013
Intangible assets	12,035	2,382
Other	4,068	4,093
Long term investment	5,009	—
Total	$21,112	$6,475
Acquisition of Patent Rights
On September 30, 2014, we entered into a Patent Purchase Agreement with Isis Innovation Limited (“Isis”). The acquired patents and patent applications from Isis relate to noninvasive prenatal testing for use in the United States, Canada, Japan, Australia, Hong Kong and Europe. We received an irrevocable, perpetual, fully-paid, exclusive license (with the right to sublicense) to certain know-how and intellectual property related to noninvasive prenatal testing, subject to certain reserved rights retained by Isis. The purchase is an asset acquisition and the accounting guidance requires assets acquired to be measured at the cost of the consideration paid or the fair value of the asset acquired, whichever measure is more reliable. We previously held an exclusive license to the patents and patent applications under that certain Exclusive License of Technology Agreement, dated October 14, 2005, between Isis and us, as amended (the “Exclusive License Agreement”). Under the Patent Purchase Agreement, Isis and we have agreed to terminate the Exclusive License Agreement as of September 30, 2014.
The terms of the purchase requires an up-front payment of $9.25 million, plus we agreed to waive $2.1 million in paid legal fees that Isis owed to us. Under the terms of the agreement the $1.4 million that we would have owed Isis for the third quarter under the Exclusive License Agreement was waived. This amount was expensed in the third quarter 2014 and deducted in determining the cost of the acquired patents. As of September 30, 2014, the acquired patent value is $10.6 million, which includes the remaining intangible asset value from the Exclusive License Agreement. This asset is reported in Other Assets in the Condensed Consolidated Balance Sheet.
The Patent Purchase Agreement also requires that we pay $3.2 million which we had recorded as accrued expense for royalties due to Isis at June 30, 2014, which under the Exclusive License Agreement was due in the first quarter of 2015. The liability for the up-front payment is included in other current liabilities as of September 30, 2014, and the accrued royalties are included in accrued expenses as of September 30, 2014. The amounts payable under the agreement were paid in October 2014. The Patent Purchase Agreement also requires downstream payments contingent on future revenue exceeding certain targets.
3. Discontinued Operations
On May 30, 2014 we completed the sale of our Bioscience segment to BioSciences Acquisition Company (“BioSciences”) who purchased substantially all of the assets used in, and assumed the liabilities of, the business previously reported as the Bioscience business segment. With this divestiture, we now operate in a single business segment named Sequenom Laboratories.
As a result of the Bioscience segment sale, we have retrospectively revised the condensed consolidated statements of operations for the three and nine months periods ending September 30, 2013, the condensed consolidated statements of cash flows for the nine month period ended September 30, 2013, and the condensed consolidated balance sheet as of December 31, 2013 to reflect the financial results from the Bioscience business segment, and the related assets and liabilities, as discontinued operations.
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
The agreement also provided us the right to receive a $2 million milestone payment if a specified regulatory clearance was obtained by September 30, 2014. We announced on June 16, 2014 that we had received clearance from the FDA regarding this milestone and have included this $2 million milestone payment in the gain on the sale of discontinued operations.

The gain on the sale of the Bioscience business segment, net of $9.9 million of related tax expense was $14.4 million, with an aggregate cash purchase price of $31.8 million plus $2 million milestone payment, less net book value of $6.2 million, adjustments for working capital of $0.8 million, and transaction costs of approximately $2.5 million which consist primarily of investment banking and legal fees.
We also could receive an additional $2 million milestone payment if recognized net revenue of the Bioscience business in 2014 equals or exceeds a specified revenue target. We cannot predict if this milestone will be reached therefore the gain on sale does not reflect this potential future milestone payment from BioSciences.
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
The following table summarizes the results of discontinued operations through May 30, 2014, the periods we owned and operated the Bioscience segment (in thousands):

	January 1, through	Three Months Ended	Nine Months Ended
	May 30,	September 30,	September 30,
	2014	2013	2013
Discontinued Operations
Revenues:
Bioscience product sales and services	$12,470	$10,683	$30,423
Cost of revenues:
Cost of bioscience product sales and services	4,235	3,800	10,958
Gross margin	8,235	6,883	19,465
Operating expenses:
Selling and marketing	6,237	3,307	10,461
Research and development	2,248	1,826	6,157
General and administrative	643	343	1,119
Restructuring costs	19	307	307
Total operating expenses	9,147	5,783	18,044
Earnings (loss) from discontinued operations	(912)	1,100	1,421
Other income (expense), net	81	114	(60)
Earnings (loss) from discontinued operations before income taxes	(831)	1,214	1,361
Income tax benefit (expense)	248	(18)	(47)
Earnings (loss) from discontinued operations	$(583)	$1,196	$1,314

The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2013 related to our Bioscience business segment (in thousands):

December 31, 2013

Assets
Current assets:
Accounts receivable, net	$7,696
Inventories	5,370
Other current assets and prepaid expenses	409
Total current assets	13,475
Property, equipment and leasehold improvements, net	2,175
Other assets	133
Total noncurrent assets	2,308
Total assets of discontinued operations	$15,783

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$868
Accrued expenses	2,878
Other current liabilities	2,461
Total current liabilities of discontinued operations	6,207
Other long-term liabilities	946
Cumulative translation adjustment	527
Total liabilities and equity of discontinued operations	$7,680
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

◦
The Supply Agreement with BioSciences is effective for three years where we may purchase consumables and systems for our laboratory business and for the first twelve months of the agreement we have preferred pricing. In the laboratory business we purchased consumables and systems for the three and nine months ended September 30, 2014, in amounts equal to $311 thousand and $437 thousand, respectively, and during the three and nine months ended September 30, 2013, in amounts equal to $131 thousand and $780 thousand, respectively, at cost. The sales prior to May 30, 2014 have been eliminated from reported revenue because the transaction was intra-entity.

◦
Transition Services Agreement, which the Company agreed to provide certain administrative services at no cost to BioSciences up to December 31, 2014, unless the Transition Services Agreement is terminated earlier.

◦
Non-Competition and Non-Solicitation Agreement which restricts the Company’s global activities in the Business for a period of five years. The Non-Competition Agreement and Non-Solicitation Agreement also restrict the Company from soliciting for employment or hiring any BioSciences officer or employee that works in BioSciences’ operations for a period of three years.

◦
Of these agreements the only one with continuing cash flow between our current operations and discontinued operations is the supply agreement. These cash flows are indirect as future purchases will not to be material. Additionally, we will not have any significant continuing involvement in the operations of the disposed segment nor do any agreements provide or require our involvement in the disposed segment.

4. Commitments and Contingencies
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which was exclusively in-licensed from Isis prior to September 30, 2014 when we purchased the patent from Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only. With the purchase of the '540 Patent, we will seek to dismiss Isis from the lawsuit as soon as practicable. In March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012, we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012 we filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013 the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013 the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid under Title 35 U.S.C. §101. The Company disagrees with the Order and has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. Oral argument in the appeal is scheduled for November 7, 2014. We intend to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intend to vigorously pursue our claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
In addition, Ariosa has sought to invalidate the ‘540 Patent through a petition for inter parties review ("IPR") (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO).  Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014 invalidating some claims but upholding the validity of other claims. Both we and Ariosa have requested reconsideration of the PTAB decision.
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00132-SI. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we seek to dismiss Isis as soon as practicable now that we have purchased the '540 patent from Isis. On October 16, 2013 the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Natera stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. We intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. However, we cannot predict the outcome of this matter.
In February 2012, we and Sequenom Center for Molecular Medicine, LLC, were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00865-SI. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which at the time was exclusively in-licensed from Isis but has since been purchased from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 test, have and continue to directly infringe U.S. Patent No. 8,008,018, or the '018 Patent, entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017, or the '017 Patent, entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415, or the '415 Patent, entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint.

On October 16, 2013, the District Court issued its order on the interpretation of the ‘540 Patent, ‘018 Patent, ‘017 Patent, and ‘415 Patent claims. Many of the ‘540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Verinata stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. Oral argument in the consolidated appeal is scheduled for November 7, 2014. The District Court has set trial beginning February 23, 2015 on the ‘018, ‘017, and ‘415 Patents.
On March 12, 2013 the U.S. Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). Two related patent interferences (Patent Interference Nos. 105,923 and 105,924 (DK)) were declared by the USPTO between patent applications related to the patent and application in the ‘920 Interference. On April 7, 2014, the USPTO concluded the interferences, ruling that Verinata’s ‘018 Patent and related patent application lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the ‘018 patent claims in the interference and the involved claims of the related patent application. We believe this ruling is also relevant to the interpretation of Verinata’s ‘017 Patent as it is based upon the same disclosure as the Verinata ‘018 Patent. Verinata has appealed the USPTO’s decision to the U.S. District Court for the Northern District of California. The District Court has set trial beginning February 23, 2015 on the appeal from the ‘920, ‘923 and ‘924 interferences.
On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On April 7, 2014, the USPTO ruled that our pending patent application no. 13/070,266 has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and entitled to a patent on that subject matter. We are also separately challenging the validity of Verinata’s ‘415 Patent in an inter partes review proceeding currently pending before the USPTO (Case IPR 013-00390). The USPTO has not yet issued a decision in the ‘922 Interference or the ‘415 Patent IPR.
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
On September 29, 2014 and October 1, 2014 two unknown third parties initiated Opposition Proceedings against European Patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” in the European Patent Office. We intend to vigorously defend this patent in the Opposition Proceedings. However, we cannot predict the outcome of this matter.
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
Lease Obligations
As of September 30, 2014, we entered into an amendment of the lease of our facility in San Diego, California to extend the lease term through September 30, 2025, with an option to terminate the lease in seven years upon payment of a termination fee and up to $1.2 million for tenant improvement funded by the landlord as incurred. As a result of the amendment to the lease, our rent expense will be reduced from $4.0 million to $2.8 million annually. Lease commitment (in thousands):

Lease commitment	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Lease amendment obligations	$31,015	$2,961	$5,019	$5,299	$17,736

5. Stock Compensation Plans
Equity Incentive Plans
The following table summarizes our stock option activity during the nine months ended September 30, 2014 (shares in thousands):

	Shares Subject to Options	Weighted-Average Exercise Price per Share
As of December 31, 2013	13,043	$5.66
Granted	4,504	$2.78
Exercised	(440)	$2.71
Forfeitures and cancellations	(5,584)	$5.70
Outstanding at September 30, 2014	11,523	$4.62
Options exercisable at September 30, 2014	7,597	$5.24
Options vested or expected to vest at September 30, 2014	10,872	$4.72

The following table summarizes activity related to our restricted stock awards and restricted stock units during the nine months ended September 30, 2014 (shares in thousands):

Number of Shares
Outstanding at December 31, 2013	2,133
Grants and awards	1,229
Vested and released	(1,080)
Forfeitures and cancellations	(606)
Outstanding at September 30, 2014	1,676
Issuances of Common Stock
In the nine months ended September 30, 2014, we issued a total of 646 thousand shares of our common stock under our employee stock purchase plan (ESPP) and 440 thousand shares from the exercising of stock option, resulting in proceeds to us of $2.4 million.
Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP during nine months ended:

	Nine Months Ended
	September 30,
	2014	2013
Stock option grants
Risk-free interest rate	2.0%	1.2%
Volatility	94.0%	94.0%
Dividend yield	—%	—%
Expected life (years)	7.1	6.9
Weighted-average grant date fair value	$2.01	$3.19

	Nine Months Ended
	September 30,
	2014	2013
ESPP stock purchase rights
Risk-free interest rate	0.08%	0.08%
Volatility	62.0%	60.4%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$0.85	$1.09

The fair value of stock options awarded that include market-based performance conditions is estimated on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. There were no market condition options granted for the nine months ended September 30, 2013. The only market condition grants made in 2014 was in the second quarter where 75,500 shares were granted with a market performance goal of a 25% premium to the exercise price of the option for 30 consecutive days, with a grant date fair value $2.45 per share, and 200,000 shares were granted with a market performance goal of closing stock price of $5.00 per share for 30 consecutive days with a grant date fair value $2.42 per share. We recognize these stock-based compensation costs over the 4 year vesting period. The grant date value is based on the following assumptions:

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
Total non-cash stock-based compensation expense for all stock awards and purchase rights was recognized in continuing operations in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenues	$271	$211	$882	$693
Selling and marketing expense	543	483	1,729	1,627
Research and development expense	493	442	1,505	1,580
General and administrative expense	1,317	867	4,975	3,060
Total	$2,624	$2,003	$9,091	$6,960

6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of September 30, 2014
Cash equivalents:
Money market funds	$33,236	$33,236	$—
Total cash equivalents	33,236	33,236	—
Marketable securities:
U.S. treasury securities	25,134	25,134	—
Mutual funds	510	510	—
Total marketable securities	25,644	25,644	—
Securities in long term assets
U.S. treasury securities	5,009	5,009
Total long term securities	5,009	5,009
Total	$63,889	$63,889	$—

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2013
Cash equivalents:
Money market funds	$41,260	$41,260	$—
Total cash equivalents	41,260	41,260	—
Marketable securities:
U.S. treasury securities	4,999	4,999	—
Certificates of deposit	4,161	—	4,161
Mutual funds	508	508	—
Total marketable securities	9,668	5,507	4,161
Total	$50,928	$46,767	$4,161
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the nine months ended September 30, 2014.
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
The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014, the respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance and the effect of the measurements on the statement of operations (in thousands):

Fair Value Measurements at
September 30, 2014
using:
Quoted Prices in
		Active Markets	Significant	Losses for the
		for Identical	Unobservable	Nine Months Ended
Description	Fair Value	Liabilities (Level 1)	Inputs (Level 3)	September 30, 2014
Facility Exit Liabilities	$1,620	$—	$1,620	$1,885
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
The fair values are recorded as liabilities, with a corresponding expense recognized in restructuring costs in the condensed consolidated statement of operations. Based on management's reassessment of our ability to sublease the facility we recognized an additional facility exit cost of $1.9 million during the nine months ended September 30, 2014, which is reported in restructuring costs in the condensed consolidated statement of operations.
Fair Value of Other Financial Instruments
The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on market conditions in convertible notes, management believes that the fair values of our convertible debt and the respective carrying values are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$130,000	$123,600	$130,000	$113,100
At September 30, 2014 and December 31, 2013, the fair values of our Convertible Senior Notes were based the underlying stock price and quoted prices of similar instruments (Level 1).
7. Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we announced and completed a reduction in our workforce. The restructuring resulted in the decision to exit our lease of a facility in San Diego, which expires in July 2015, which we are seeking to sublease.
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
In the nine months ended September 30, 2014, based on the shortened period where we could sublease this facility and other consideration of new information management reassessed the remaining liabilities in connection with the restructuring and recorded an additional $1.9 million of restructuring expense related to our vacated facility.

The following table summarizes our restructuring activity during the nine months ended September 30, 2014 and remaining expected liabilities as of September 30, 2014 (in thousands):

	Facility Exit Costs	Employee Termination Costs	Total
Balance as of December 31, 2013	$1,281	$106	$1,387
Cash payments	(1,575)	(77)	(1,652)
Change in previous estimates	1,914	(29)	1,885
Balance as of September 30, 2014	$1,620	$—	$1,620
Of the remaining liabilities at September 30, 2014, $1.6 million is payable within the next twelve months which is through the remainder of the lease for the facility we vacated, which expires in July 2015.

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
SEQUENOM®, Sequenom Center for Molecular Medicine®, MaterniT21®, MaterniT21® PLUS and SensiGene® are registered trademarks and RetnaGene™, VisibiliT™ and Heredi-T™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
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
Sequenom Laboratories provides molecular based laboratory developed tests, with a focus principally on prenatal diseases and conditions and ophthalmological diseases and conditions. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that develops, validates and exclusively offers tests branded under the names MaterniT21® PLUS, HerediT™, SensiGene®, RetnaGene™, and VisibiliT™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, maternal fetal medicine specialists, and ophthalmologists and eye care specialists. Sequenom Laboratories’ tests are:
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
VisibiliT: a NIPT to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. This test is a risk score assay for the detection of increased representation of chromosomes 21 and 18 with a greater degree of accuracy than standard serum screening. This test began to be introduced in international markets in the third quarter of 2014.
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
In the United States, the American Medical Association (AMA) generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for us to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, the Centers for Medicare and Medicaid Services, or CMS, in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. Additionally, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS implemented new codes beginning January 1, 2013 that did not include a specific code relevant to most of Sequenom Laboratories' tests. This coding change adopted by CMS and most third party payors has resulted in delayed payments and, in some cases, reduced payments from payors for services performed after January 1, 2013. Additionally, following the coding change, many state Medicaid programs have not included an appropriate test code in their fee schedule and, in some cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. We are continuing to work with many state Medicaid programs to request coverage for our tests and adoption of appropriate billing codes to reimburse for our tests. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, which will be implemented on January 1, 2015.  This new code will enable commercial and government payors to identify the unique nature of our MaterniT21 PLUS test, as rates are established for this new code with third-party payors it should help facilitate the reimbursement process and reduce the time required for us to process claims. When CMS recommends new codes typically the gap fill process is used in establishing a new code rate.
Sequenom Laboratories bills insurance companies and other third party payors for performance of the tests and bills patients for deductibles and copayment amounts. Sequenom Laboratories' diagnostic testing services revenues are primarily recognized on a cash basis. In the second quarter of 2014 we began to transition to accrual accounting on a payor-specific and test-specific basis where we can reliably estimate the amount that will ultimately be collected for our tests. For the three and nine months ended September 30, 2014 we recognized $6.6 million and $12.3 million, respectively, on an accrual basis for these certain payors, and of that revenue we collected $4.5 million and $9.4 million, respectively, as of September 30, 2014. Sequenom Laboratories continues to obtain contracts with additional payors and continues to work with other third-party payors, including state Medicaid programs, to adopt positive coverage policies for its tests. In some cases, such coverage decisions enable retroactive payment, however, in other cases, prior services may not be collectible. Due to the payment practices of many of the payors, we expect revenues will fluctuate until these factors are resolved.
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
We have a history of recurring losses from operations and we expect to incur additional operating losses in 2014 as we continue to seek to improve reimbursement for our tests, work to develop additional products and tests, and incur legal fees to defend our patent position. The timing of becoming profitable is dependent upon a number of factors, including the timing of reimbursement payments from third-party payors; the timing and costs related to research and development projects; selling and marketing efforts; and administrative expenses to support our operations. Our capital requirements to sustain operations have been and will continue to be significant. As of September 30, 2014, we had available cash and cash equivalents and current marketable securities totaling $71.0 million and working capital of $36.5 million. We also have a long-term investment of $5.0 million in other assets as of September 30, 2014.

On May 30, 2014 we completed the sale of our Bioscience business to BioSciences Acquisition Company (“BioSciences”) which purchased substantially all of the assets used in what the Company previously reported as its Bioscience business segment. With this divestiture, we now operate in a single business segment, Sequenom Laboratories.
As a result of the Bioscience segment sale, we have retrospectively revised the condensed consolidated statements of operations for the three and nine months periods ending September 30, 2013, the condensed consolidated statements of cash flows for the nine month period ended September 30, 2013, and the condensed consolidated balance sheet as of December 31, 2013 to reflect the financial results from the Bioscience business segment, and the related assets and liabilities, as discontinued operations.
Our strategic focus centers on efforts to improve profitability and reduce our cash burn as we work to our goal to achieve break even and positive cash flow while expanding the market adoption of our NIPT menu including our recently launched low cost fetal chromosomal abnormality test. Our ability to achieve these objectives is dependent on a number of factors, including the risks as summarized in our risk factors. We continue to focus on growing profitable test volume through increased market penetration, payor contracts, cash collections and growing revenues for a sustainable, profitable business model while investing in research and development programs to develop additional or enhanced products and tests.

Third Quarter of 2014

•	Total revenues during the three months ended September 30, 2014 increased $4.7 million, or 14%, to $37.9 million when compared to $33.3 million during the three months ended September 30, 2013.

•
Total accessions for all Sequenom Laboratories tests during the three months ended September 30, 2014 decreased by 1,700, or 3.5%, to 46,600 when compared to 48,300 during the three months ended September 30, 2013.

•	Net cash used in operating activities was $22.3 million for the nine months ended September 30, 2014, compared to $78.1 million in the same period in the prior year.

•	Total revenues during the nine months ended September 30, 2014 increased $27.9 million, or 32%, to $114.8 million when compared to $86.9 million during the nine months ended September 30, 2013.

•
Total accessions for all Sequenom Laboratories tests during the nine months ended September 30, 2014 increased 7,100, or 5%, to 146,600 when compared to 139,500 during the nine months ended September 30, 2013.

•
The volume of the MaterniT21 PLUS tests performed in the third quarter was level with the prior year. The 3.5% reduction in total test accessions in the third quarter of 2014 was primarily due to the reduction in the volume of other tests, principally the cystic fibrosis carrier screen tests as a result of competitor activity.

•
At the end of the third quarter we began to perform MaterniT21 PLUS tests for Quest Diagnostics who offers national access to our test. We expect that in 2015 Quest will develop a test utilizing our technology under a licensing agreement.

•
In the second quarter we began to recognize revenue on the accrual basis for tests billed to certain third-party payors. In the third quarter we recognized net revenue of $6.6 million from payors on an accrual basis, compared to cash collected of $4.5 million during the quarter from those payors, for incremental revenue of $2.1 million compared to the amount we would have recognized as revenue on a cash basis. For the nine months ended September 30, 2014 we recognized net revenue of $12.3 million from those payors, compared to cash collected of $9.4 million, for year to date incremental revenue of $2.9 million compared to the amount we would have recognized as revenue on a cash basis.

•
During the nine months ended September 30, 2014 we used $1.0 million for capital investments compared to $11.4 million for the same period in 2013. We also used $5.6 million for debt repayments during the nine months ended September 30, 2014 compared to $5.5 million for the same period in 2013.

•	As of September 30, 2014, total cash, cash equivalents, and marketable securities were $71.0 million with an additional $5.0 million of investments included in other assets.

•
In July at the 18th International Conference on Prenatal Diagnosis and Therapy we announced the development of VisibiliT, a risk score noninvasive prenatal test (NIPT) for the general pregnancy population.  The VisibiliT test is a lower-cost test that we expect will facilitate international access and ultimately be available to the population of women at low-risk of fetal aneuploidy.

•	In July we entered into a license agreement with the Mayo Medical Laboratories for noninvasive prenatal testing patents and applications, expanding patient access to our technology.

•
In September we purchased the noninvasive prenatal testing intellectual property from Isis, for a net asset of $10.6 million, with additional downstream payments contingent on revenues exceeding certain thresholds. Previously, we had the exclusive rights for Isis global intellectual property for noninvasive prenatal genetic diagnostic testing on paternally inherited fetal nucleic acids derived from maternal plasma or serum; under the terms of the agreement we now own the intellectual property rights.

Results of Operations
Revenues
We derive our revenues primarily from diagnostic services. We operate our business in one segment, Sequenom Laboratories, which provides laboratory testing services.
Our revenues and accessions for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2014	2013	$ / #	%	2014	2013	$ / #	%
Diagnostic services revenue	$37,937	$33,268	$4,669	14%	$114,780	$86,877	$27,903	32%
Total accessions (for all Sequenom Laboratories tests)	46,600	48,300	(1,700)	(3.5)%	146,600	139,500	7,100	5%
Each test performed relates to a patient specimen collected by a health care professional, and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physician, we believe that the number of accessions received is useful to understand the volume of Sequenom Laboratories' business. These tests are typically completed within approximately five business days from the date of accession. Revenues for diagnostic services are generated primarily from customers located within the U.S. Our international customers collect and ship patient specimens to the laboratory, and Sequenom Laboratories processes the specimens in its laboratory in the United States. We also have royalty agreements with international customers to whom we have licensed our technology in certain countries.
Diagnostic services revenues are derived from providing testing services for Sequenom Laboratories' tests and are primarily recognized on a cash basis as payments are received. We will continue to account for revenues on a cash basis until we have a history of collections from a third-party payor and we are able to demonstrate that we can make a reasonable estimate of collectible amounts before moving to the accrual method of revenue recognition for such payor and test. In the second quarter of 2014, we adopted accrual accounting for select payors. For the payors recorded on an accrual basis in the third quarter we recognized revenue of $6.6 million, and of that revenue we collected $4.5 million as of September 30, 2014. The accrual basis revenue in the third quarter includes an adjustment to reduce revenue of $0.3 million related to revenue recorded in the second quarter as amounts collected differed from our initial estimate. The revenue recorded on a cash basis for the third quarter totaled $26.1 million. Revenues for international samples and royalties are recorded on an accrual basis and amounted to $4.6 million for the three months ended September 30, 2014.
The $4.7 million, or 14% increase, and $27.9 million, or 32% increases in diagnostic services revenues during the three and nine months ended September 30, 2014 respectively, when compared to the same periods in the prior year, are primarily attributable to the greater collections for accessions performed in prior periods and some payor revenue being recognized on an accrual basis.
Collections for diagnostic services performed in prior quarters increased in the third quarter 2014 compared to the second quarter 2014 by 5%, or $1.0 million. Revenue recorded as cash basis for services in the quarter declined $2.3 million because we adopted accrual basis revenue for select payors, while the combined cash basis and accrual revenue recorded for services performed in the same quarter decreased 7%, or $1.3 million, compared to the second quarter 2014. The following is a summary of accessions and diagnostic services revenues for the first three quarters in 2014 and the four quarters of 2013:

		2014		2013
(collections in millions, accessions in thousands)	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Accessions by quarter	46.6	50.1	49.9	46.0	48.3	46.7	44.5

Revenue recorded on accrual basis	$11.6	$10.6	$4.6	$4.1	$3.8	$2.9	$0.8
Cash basis revenue for diagnostic services performed in the quarter	6.2	8.5	11.2	12.1	11.2	9.1	9.4
Cash basis revenue for diagnostic services performed in prior quarters	20.1	19.1	21.2	16.5	18.3	12.5	18.9
Diagnostic services revenues	$37.9	$38.2	$37.1	$32.7	$33.3	$24.5	$29.1

The accessions performed for Medicaid payors decreased our total number of accessions for all payors by 4.5% during the three months ended September 30, 2014 when compared to the same period in 2013. For the nine months ended September 30, 2014, when compared to the same period in 2013 the number of accessions increased 5% which is primarily attributable to market adoption domestically and internationally of the MaterniT21 PLUS test. Revenue from international customers accounted for $14.1 million and $7.5 million of diagnostic services revenues during the nine months ended September 30, 2014 and 2013, respectively.
Collections for services have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors. As of September 30, 2014, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because accrual revenue recognition criteria was not met and the amounts had not been collected, range from approximately $33 million to $36 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
During the three months ended September 30, 2014, one commercial payor accounted for $3.0 million, or 8.0%, of diagnostic service revenue compared to $5.2 million, or 15.7%, for the same period in 2013. For the nine months ended September 30, 2014 one commercial payor accounted for $12.3 million, or 10.8%, of diagnostic services revenue compared to $20.1 million, or 23.1%, for the same period in 2013.
We believe that our diagnostic services revenues will continue to be affected by our current revenue recognition policy, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of Sequenom Laboratories' existing tests and any future tests we may develop, and payment patterns of third-party payors and patients. Following the coding change on January 1, 2013 many state Medicaid programs have not included the appropriate test code in their fee schedule and, in many cases, are considering whether molecular diagnostic tests such as ours should be a covered benefit. Due to the lack of payment in many states, we reduced the volume of Medicaid tests which have decreased to approximately 20% from 26% of accessions during the nine months ended September 30, 2014 and 2013, respectively. However, in 2014 more Medicaid programs began to reimburse for our tests. This has increased revenues from government payors 151%, from $4.8 million during the nine months ended September 30, 2013 to $12.1 million during the nine months ended September 30, 2014. Diagnostic services revenues collected from government payors to date in 2014 were 10.6% of our diagnostic services revenues.
Cost of Revenues and Gross Margins
Cost of revenues consists of material, direct labor of our laboratory personnel, outside laboratory costs, royalties and overhead. Gross margin consists of our revenues less cost of revenues.
Our costs of revenues and gross margins were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Cost of Revenues
Diagnostic services	$21,000	$23,242	$(2,242)	(10)%	$66,180	$64,955	$1,225	2%
Gross Margin
Diagnostic services	$16,937	$10,026	$6,911	69%	$48,600	$21,922	$26,678	122%
Gross Margin as a % of Revenues
Diagnostic services	45%	30%			42%	25%

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
The reduction in cost of diagnostic services revenues during the three months ended September 30, 2014 when compared to the same period in 2013 is primarily attributable to a reduction in the cost of materials we utilize in processing our tests. The increase in cost of diagnostic services revenues during the nine months ended September 30, 2014 when compared to the same period in 2013 is primarily attributable to increased labor, royalties associated with increased test volumes, and increased costs for the additional site location in North Carolina which became commercially operational in June 2013.

Gross margin as a percentage of diagnostic services revenues is also affected by generally recognizing revenues upon cash collection, which may result in costs being incurred in one period that relate to revenues recognized in a later period. The increase in gross margin during the three and nine months ended September 30, 2014 compared to the same period in 2013 is primarily attributable to the increased number of accessions completed, collections for accessions performed in prior quarters, cost cutting initiatives and increased of sales to international customers.
We expect that gross margin for our diagnostic services will continue to fluctuate and be affected by the adoption rates of Sequenom Laboratories' diagnostic tests, our revenue recognition policy, the levels of reimbursement, cost improvement initiatives, and payor and other contracts we may enter into for our tests.
Operating Expenses
Our operating expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Selling and marketing	$7,448	$9,093	$(1,645)	(18)%	$23,927	$29,048	$(5,121)	(18)%
Research and development	6,073	8,589	(2,516)	(29)%	19,949	31,111	(11,162)	(36)%
General and administrative	9,457	13,788	(4,331)	(31)%	36,527	39,230	(2,703)	(7)%
Restructuring costs	—	5,711	(5,711)	100%	1,885	5,711	(3,826)	(67)%
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
The $1.6 million, or 18%, decrease in selling and marketing expenses during the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, resulted primarily from $1.1 million in lower labor costs for our sales force, $0.4 million in lower travel costs and $0.2 million in lower marketing expense.
The $5.1 million, or 18%, decrease in selling and marketing expenses during the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, resulted primarily from $2.3 million in lower labor costs for our sales force, $1.5 million in lower travel expenses, $1.0 million in lower marketing expense, and $0.3 million in lower consulting expenses as the prior year period included expenses for a project that concluded in 2013.
We expect our selling and marketing expenses to increase in future periods.
Research and Development Expenses
Research and development expenses consist primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, clinical expense, and expenses relating to licensing costs and work performed under research and development contracts.
Of the $2.5 million, or 29%, decrease in research and development expenses during the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, $1.0 million is due to a decrease in operating supplies due to timing of purchases related to project activity, $1.1 million is due to lower labor costs and $0.3 million is due to lower depreciation expense in the third quarter of 2014 as compared to the same period in 2013.
Of the $11.2 million, or 36%, decrease in research and development expenses during the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, $5.9 million is due to lower clinical laboratory pre-commercialization, collaboration and other business expenses resulting from the commercialization of our laboratory location in North Carolina during 2013, which is now used for commercial tests and included in cost of revenues; $3.0 million is due to lower labor and related labor expenses and $2.0 million is due to lower clinical sample costs, supplies and other expenses due to fewer clinical trials in process in the first three quarters of 2014 as compared to the same period in 2013.
We expect our research and development expenses to remain relatively consistent in future periods.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $4.3 million, or 31%, decrease in general and administrative expenses during the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, is related to the reduction for $2.1 million in legal fees which were previously incurred by us on behalf of Isis and which is included as part of the Isis patent asset acquisition. We recorded that amount as a reduction in legal fees for the quarter. The legal fees were incurred in prior quarters, with only $16 thousand incurred in to the quarter ended September 30, 2014. Additionally, we incurred $2.3 million lower litigation costs in the quarter compared to the prior year period.
The $2.7 million, or 7%, decrease in general and administrative expenses during the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, is primarily related to $2.1 million in legal fees noted above of which $0.7 million was incurred in the nine months ended September 30, 2014; $2.2 million lower litigation costs, and $1.3 million related to lower labor related costs. These reductions were partly offset by $2.3 million primarily related to an increase in stock based compensation related to modifications in the second quarter of equity grants for retiring executives and $0.4 million in increased billing expenses to support the increase in collections activity.
We expect our general and administrative expenses to fluctuate in future periods depending primarily upon our litigation expenses.
Restructuring Costs
As part of an overall cost reduction effort, in August 2013, we reduced our workforce by 57 employees. We also estimated a reduction of future cash flows to be generated by our AMD test which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expires in July 2015. In connection with the restructuring, we reassessed the costs that have been previously recorded for facility exit costs and during the nine months ended September 30, 2014 we recorded an additional $1.9 million.
Other Income and Expense, and Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2014	2013	$ Change	2014	2013	$ Change
Interest expense, net	$(2,029)	$(2,106)	$77	$(6,161)	$(6,396)	$235
Other income (expense), net	(115)	(3)	(112)	(173)	(74)	(99)
Income tax benefit (expense)	$2,107	$(80)	$2,187	8,911	(197)	9,108
Interest Expense, net
Interest expense, net, during the three and nine months ended September 30, 2014 did not significantly change from the same periods in 2013 which is attributable to our outstanding debt balance being consistent during both periods. The majority of our interest expense is recorded for our Convertible Senior Notes that were issued in September 2012.
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
As a result of income from discontinued operations of $24.3 million, we recorded an income tax expense from discontinued operations of $9.9 million. We also recognized a tax benefit of $8.9 million in continuing operations during the nine months ended September 30, 2014. This benefit is a result of the required accounting for discontinued operations which requires a separate tax presentation for discontinued and continuing operations. We are required to record a tax benefit related to our current operations to get an overall rate equal to our estimated effective rate for the year.
At September 30, 2014, our balance sheet includes accrued income taxes of $0.4 million pertaining to this transaction. In the fourth quarter the payable will be reduced and a benefit from continuing operations will be recorded in the same amount, assuming we record losses throughout the remainder of 2014. We expect that the income tax benefit to be recorded by year end should reduce our overall annual income tax expense to $0.4 million.
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

Liquidity and Capital Resources
We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization of Sequenom Laboratories' tests, research and development projects, and litigation have been and will continue to be significant. As of September 30, 2014 and December 31, 2013, we had working capital of $36.5 million and $51.9 million, respectively.
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
As of September 30, 2014, cash, cash equivalents, and marketable securities totaled $71.0 million with an additional $5.0 million of investments included in other assets, compared to $71.3 million at December 31, 2013. The $0.3 million increase is due primarily to the proceeds of $31.5 million from the sale of our bioscience segment, offset by our net loss of $17.3 million and $22.3 million cash used in operating activities. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.
We expect that our September 30, 2014 balances of cash, cash equivalents and marketable securities are sufficient to provide for our operating needs through at least the next twelve months.
Operating Activities
Cash used in operations during the nine months ended September 30, 2014, was $22.3 million, compared to $78.1 million for the nine months ended September 30, 2013. Our use of cash was primarily a result of an adjusted loss from continuing operations of $31.1 million this was derived by our reported net loss of $17.3 million and adjusted for the gain on discontinued operations before taxes of $13.8 million.
Changes in operating assets and liabilities during the nine months ended September 30, 2014 provided $11.6 million in net cash which was derived from a $5.6 million decrease in inventories and offset by a $7.9 million increased accounts receivable, accounts payable and prepaid and other assets. Non-cash expenses for depreciation and stock based compensation totaled $18.3 million for the nine months ended September 30, 2014. In addition we incurred a non-cash restructuring charge of $1.9 million related to our vacated facility.

Investing Activities
Net cash provided by investing activities of $7.3 million during the nine months ended September 30, 2014, primarily reflects the $29.3 million cash received from the sale of our Bioscience business segment and cash provided from marketable securities maturing of $21.0 million, net of purchases.
Financing Activities
Net cash used by financing activities during the nine months ended September 30, 2014 was $3.9 million, compared to $4.2 million during the nine months ended September 30, 2013. Financing activities during the nine months ended September 30, 2014 include payments on debt obligations of $5.6 million partially offset by $1.8 million in cash proceeds from net proceeds from exercise of stock options and ESPP purchases.
Discontinued Operations
The results of our discontinued Bioscience segment provided net cash of $2.7 million during the nine months ended September 30, 2014.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
*We may not be able to continue to generate significant revenues from any of the tests we have commercialized including Sequenom Laboratories' MaterniT21 PLUS test or any test that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests, including the MaterniT21 PLUS test. Sequenom Laboratories has committed significant research and development resources for the development and validation of tests and we have likewise invested significant research and development resources for its potential future diagnostic products. There is no guarantee that Sequenom Laboratories will successfully maintain its current revenues or generate additional revenues or significant revenues from any of its testing services, including its MaterniT21 PLUS test, or any other testing services that it plans to launch in the future. Sequenom Laboratories has launched testing services for prenatal fetal chromosomal abnormalities, CF carrier screening, noninvasive prenatal Rhesus D genotyping, and risk assessment of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Sequenom Laboratories’ MaterniT21 PLUS test, which was originally launched in October 2011, detects fetal chromosomal abnormalities. If we and Sequenom Laboratories, or our partners, are not able to continue to successfully market or sell noninvasive prenatal diagnostic tests or successfully market or sell other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate or maintain significant revenues from the sale of such tests or Sequenom Laboratories' testing services. A number of factors could impact our and Sequenom Laboratories' ability to continue to sell noninvasive prenatal diagnostic tests or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

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

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay and uncertainty related to changes in CPT codes and uncertainty regarding payor adoption of and reimbursement rates for new gene sequencing related CPT codes that are planned to take effect in 2015;

•	payors may not pay for services;

•	payors may seek to reduce the use of our services by ordering physicians;

•
our ability to establish and maintain sufficient intellectual property rights in our products, including our ability to overturn the U.S. District Court for the Northern District of California’s order ruling our in-licensed ‘540 Patent to be invalid, and our ability to ultimately enforce the ‘540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

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

*Sequenom Laboratories may not be able to collect all or any of the estimated range of $33 million to $36 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Sequenom Laboratories’ business is substantially dependent on its ability to obtain reimbursement for its tests, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors. As of September 30, 2014, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $33 million to $36 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact Sequenom Laboratories’ ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If Sequenom Laboratories is unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
*Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies (for example, Verinata, a wholly-owned subsidiary of Illumina, Inc.), have asserted, and may again assert, patent, copyright and other intellectual proprietary rights against our tests or tests using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted and may in the future result in lawsuits being brought against us and/or our customers, and could negatively affect demand for our tests, particularly Sequenom Laboratories’ MaterniT21 PLUS test, and our ability to maintain existing or enter into new agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our tests, technologies or activities, in particular Sequenom Laboratories' tests (including the MaterniT21 PLUS test) from which we derive and expect to continue to derive almost all of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such test from the market or we could be required to redesign such test, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the use of our technologies by our customers and licensees or their customers, which in turn could harm our relationships with our customers, our market share and our revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.
Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include the ’540 Patent, currently ruled invalid by the U.S. District Court for the Northern District of California and appealed to the U.S. Court of Appeals for the Federal Circuit, and foreign equivalents, which we have purchased from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing for social and lifestyle purposes, and also include U.S. Patent Application Nos. 12/178,181, 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US2012/0003637, and US2011/0318734), each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing,” and related pending U.S. patent applications, and their foreign equivalents, including issued patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” and pending U.S. patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and its foreign equivalents, which we have exclusively in-licensed from the Chinese University of Hong Kong, or CUHK, and which include allowed claims covering noninvasive prenatal diagnostics for aneuploidy testing using massively parallel sequencing.
Our patent applications or those of our licensors may not result in the issuance of patents in the U.S. or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the ‘540 Patent is invalid will impact the competitive landscape (as Sequenom Laboratories has been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. On March 12, 2013 the USPTO declared a patent interference (Patent Interference No. 105,920 (DK)) between our in-licensed pending application no. 13/070,275 (publication no. US2011/0318734) and U.S. patent no. 8,008,018, licensed to Verinata. On April 7, 2014, the USPTO concluded the interferences, ruling that Verinata’s ’018 Patent lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment ending the interferences and canceling all four of the ’018 patent claims in the interference. The ruling has been appealed to the U.S. District Court for the Northern District of California. On May 3, 2013, the USPTO declared a second patent interference (Patent Interference No. 105,922 (DK)) between our in-licensed pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and U.S. patent no. 8,195,415, licensed to Verinata. On April 7, 2014, the USPTO ruled that our pending patent application no. 13/070,266 has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and should be entitled to a patent on that subject matter. On May 3, 2013, the USPTO declared a third patent interference (Patent Interference No. 105,923 (DK)) between our in-licensed pending patent application no. 12/178,181 (publication no. US2009/0029377 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On May 3, 2013, the USPTO declared a fourth patent interference (Patent Interference No. 105,924 (DK)) between our in-licensed pending patent application no. 13/417,119 (publication no. US2012/0208708 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and pending patent application no. 12/393,833, titled “Non-invasive Fetal Screening By Digital Analysis” licensed to Verinata. On April 7, 2014, the USPTO concluded the third and fourth interferences, ruling that Verinata’s pending patent application no. 12/393,833 lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment ending both interferences and determining that Verinata is not entitled to patents on the subject matter of the interferences. The rulings on the third and fourth patent interferences have been appealed to the U.S. District Court for the Northern District of California. As a result of these positive interference rulings, we believe that one or more of our in-licensed or owned patent applications that are the subject of the interferences should issue as patents, however we cannot predict the final outcome of these matters. The USPTO may declare additional patent interferences including other pending patent applications or patents owned or controlled by us and Verinata. We cannot assure that we will prevail in the current or any future interference proceedings, or on appeal, involving our patent rights. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring tests or products to the market that directly compete with our own, including Sequenom Laboratories' MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. For example, we were named as a defendant in separate complaints filed by Aria Diagnostics,

Inc. (now Ariosa Diagnostics, Inc., or Ariosa), Natera, and Verinata, pursuant to which a judicial declaration has been sought that certain of the plaintiffs' activities do not infringe any claim of U.S. Patent No. 6,258,540. These parties have also sought a judicial declaration that one or more claims of U.S. Patent No. 6,258,540 are invalid for failure to comply with the requirements of the patent laws of the U.S. On October 30, 2013, Ariosa prevailed and the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid because the patent claims asserted against Ariosa only add well-understood, routine and conventional methods to a natural phenomenon. Many of the ‘540 Patent claims asserted against Natera and Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation against Ariosa. As a result, the patent claims asserted in those cases have been deemed invalid and the ‘540 Patent claim validity issues in all three cases have been appealed to the U.S. Court of Appeals for the Federal Circuit. In addition, Ariosa has sought to invalidate U.S. Patent No. 6,258,540 through a petition for inter partes review (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before The Patent Trial and Appeal Board (PTAB) of the USPTO. The PTAB on September 2, 2014 issued a decision invalidating some claims but upholding the validity of other claims of the ‘540 patent. Both parties are expected to appeal that decision. In addition, on September 29, 2014 and October 1, 2014 two unknown third parties initiated Opposition Proceedings against European Patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” in the European Patent Office. We intend to vigorously defend this patent in the Opposition Proceedings. However, we cannot predict the outcome of this matter. As a result, our patents or patents that we in-license may be narrowed, invalidated or become unenforceable or lose priority to other patents, which could adversely affect our ability to successfully commercialize any of our tests that are dependent upon such patents.
We are also the licensee of patent applications, including the patent applications mentioned above in-licensed from CUHK, that contain allowed claims regarding the use of sequencing in prenatal diagnostics. We are also aware of other patents and patent applications that are owned or licensed by Verinata that contain the same and/or similar claims and the USPTO has declared four separate patent interference proceedings and ruled on three of them, as mentioned above with respect to certain patent rights that we in-license from CUHK and patent rights claimed by Verinata related to the use of sequencing in prenatal diagnostics. The rulings have been appealed to the U.S. District Court for the Northern District of California. Interference proceedings are expensive, a lengthy process, and there can be no assurance that we will prevail in the remaining proceeding or upon appeal for the other three proceedings. If we do not prevail in the remaining proceeding or upon appeal for the other proceedings, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize the MaterniT21 PLUS test.
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
Competitors may develop products or tests similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we have initiated interference and inter partes review proceedings, and we may initiate oppositions, reexaminations, or litigation against others. However, these activities are expensive, take significant time and divert management's attention from other business concerns. We may not prevail in these activities. If we are not successful in these activities, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize any of our tests that are dependent upon such technologies, including the MaterniT21 PLUS test. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. No consistent policy has emerged from the USPTO, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the USPTO and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.

If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts, and we may compete with our suppliers which may adversely affect our business.
We have sourced or licensed components of our technology from other parties. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. In the event of any adverse developments with these vendors, Sequenom Laboratories’ testing services may be interrupted, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts, including efforts to market and commercialize the MaterniT21 PLUS test. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, these negotiations are often unsuccessful or such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.
For example, Illumina, Inc., or Illumina, is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test. The supply of sequencers and consumables to Sequenom Laboratories is provided under our supply agreement (and amendments thereto) with Illumina which expires in July 2016. In early 2013, Illumina completed its acquisition of Verinata, a provider of noninvasive tests for the identification of fetal chromosomal abnormalities, a party adverse to us in patent litigation, and a direct competitor of Sequenom Laboratories and its MaterniT21 PLUS test. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. In view of Illumina's acquisition of Verinata, we face risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, we face risk and uncertainty regarding the impact of the acquisition on Sequenom Laboratories' ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with cost of goods for its competing test, and we face risk and uncertainty regarding our ability to renew the supply agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are attractive or acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations. While we are continuing to evaluate alternative platforms for our MaterniT21 PLUS test, we may not be successful in selecting and implementing an alternative platform that is satisfactory for our needs.
*Sequenom Laboratories depends on third-party products and services and limited sources of supply to develop and perform its tests.
Sequenom Laboratories relies on outside vendors to supply certain products, components and materials used in its test services. Illumina is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that Sequenom Laboratories is using for its MaterniT21 PLUS test, including whether such sequencers will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that they will be able to obtain a reliable supply of the sequencers and consumables that we need for its test. In the event that demand for Sequenom Laboratories’ tests declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business.
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
In the event of any adverse developments with these suppliers or vendors, our test supply may be interrupted and obtaining substitute components could be difficult or require us to re-design our tests which would have an adverse impact on our business. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

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
Certain of Sequenom Laboratories' current laboratory-developed tests, or future tests which it intends to launch as a testing service, may not be deemed medically necessary or may otherwise not be subject to reimbursement by payors, which could affect demand for such tests by physicians.
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
Even a payor that covers our tests may reduce utilization or stop or lower reimbursement at any time, which could reduce our revenues. We are currently considered a “non-contracting provider” by many third-party payors because we have not entered into a specific contract to provide our specialized testing services to their insured patients at specified rates of reimbursement. Without such contracts, we may not be able to obtain reimbursement for our tests at acceptable rates, which could also reduce our revenues. In cases where we have contracts in place, some payors continue to challenge the medical necessity of certain of our tests or have other objections that result in delay or non-payment to us.
Reimbursement for diagnostic tests furnished to Medicare beneficiaries generally is made based on a fee schedule set by CMS using a statutory formula. In recent years, payments under these fee schedules have decreased and may decrease more. In addition, Medicare fee schedules are impacted by the billing codes selected for reporting services, and changes to certain laboratory billing codes for diagnostic tests are being considered which may affect payment levels. We cannot predict whether or when additional third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive or whether existing payors will reduce utilization or stop or lower reimbursement. Clinicians or patients may decide not to order our tests if third-party reimbursement is inadequate, especially if ordering the test could result in financial liability for the patient, and reduced or discontinued purchases of our products would cause our revenues to decline.
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
In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. The 2013 physician fee schedule explains CMS' plans for new CPT codes applicable to molecular diagnostic tests. In 2011, the AMA adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis, meaning that reimbursement amounts for all relevant codes were added together. CMS delayed implementing the new codes in 2012, but did implement them beginning January 1, 2013, although without a fee schedule for the particular codes relevant to Sequenom Laboratories' tests. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, which will be implemented on January 1, 2015.  We cannot guarantee that this new code will help facilitate the reimbursement process or reduce the time required for third-party payors to process claims. When CMS recommends new codes typically the gap fill process is used in establishing a new code rate; however we cannot guarantee that such process will be used. These coding changes and lack of a CMS fee schedule have negatively affected and may continue to negatively affect our product pricing and the amount of and timing of payor reimbursement. We cannot guarantee that the issuance of the new code will improve our product pricing or the amount of and timing of payor reimbursement.
Sequenom Laboratories' failure to establish enrollment in and obtain favorable payment policies from state Medicaid programs could result in a substantial portion of our services being unreimbursed and adversely affect our results of operations and financial condition.
Sequenom Laboratories has established enrollment in many state Medicaid programs. However, even though Sequenom Laboratories is enrolled in many state Medicaid programs, we are not receiving reimbursement or are receiving lower than expected reimbursement in most of those states. In mid-2013 it became apparent that most states still did not have appropriate procedure codes incorporated into their payment system for reimbursement for molecular tests, and we initiated efforts to reduce the volume of Medicaid tests from those states. At the same time, we increased our efforts to put reimbursement pathways in place with each state, and work with the AMA to get a specific CPT code for the MaterniT21 PLUS test. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, which will be implemented on January 1, 2015, however it is not exclusive to the MaterniT21 PLUS test. In those states where we are not enrolled in the Medicaid system, we do not receive reimbursement for our tests. If we are unable to receive reimbursement, or adequate reimbursements under state Medicaid programs, our opportunity for future revenues would be reduced, which would adversely affect our results of operations and financial condition.
Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenues, cash flow and profitability. We may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our molecular diagnostic tests.
Billing for clinical laboratory testing services is complex. Sequenom Laboratories generally bills third-party payors for its testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. It has limited experience in billing and pursuing reimbursement and payment for molecular diagnostic tests. As a result of this lack of experience and uncertainty with respect to reimbursement, Sequenom Laboratories may also face an increased risk in its collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to its testing service, which could adversely affect our business, results of operations and financial condition. Sequenom Laboratories began internal billing operations on May 1, 2013. Sequenom Laboratories has limited experience performing billing internally and working with its software vendor, and this may further increase risk in Sequenom Laboratories' collection efforts. Among the factors complicating our billing of third-party payors are:

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
Sequenom Laboratories, a CLIA-certified and CAP-accredited laboratory, has developed, validated and commercialized five laboratory-developed tests to date. Sequenom Laboratories launched its first test in 2009. For future tests, if Sequenom Laboratories is unable to successfully develop and validate any new tests that it intends to commercialize it may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in Sequenom Laboratories' infrastructure, and believe that we have sufficient infrastructure and capacity for near-term demand, it is possible that it may not have adequate infrastructure and capacity in place to meet longer term future demand for its currently launched testing services or for the demand of future tests that it develops. Sequenom Laboratories' ability to successfully develop and validate tests will depend on its ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that Sequenom Laboratories will have sufficient resources to continue its operations and maintain its licenses. Sequenom Laboratories currently performs its MaterniT21 PLUS test in its San Diego, California, and Raleigh-Durham, North Carolina, facilities. Sequenom Laboratories faces risk in relying upon two laboratory locations to meet demand for, perform, and generate revenues from the MaterniT21 PLUS test. Reliance upon two facilities presents risk to Sequenom Laboratories' operations in the event that one or both facilities' capacity is exceeded, or one or both facilities experiences production problems or delays.
CLIA requirements are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Potential sanctions for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency, such as CAP, among others. Sequenom Laboratories is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If Sequenom Laboratories is unable to obtain and maintain licenses from states where required, it will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as the CLIA requirement's. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.
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
Performance defects, incomplete process controls, unexpected failure modes, unanticipated use of Sequenom Laboratories' services, or inadequate disclosure of information (including associated risks or limitations) relating to the use of the services can lead to injury or other adverse events, including laboratory operation disruptions, delays, or incorrect clinical testing results. These events could lead to safety alerts relating to Sequenom Laboratories' services (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of services from the market. Any removal of services could result in significant costs as well as negative publicity that could reduce demand for Sequenom Laboratories' test services. Personal injuries relating to the use of Sequenom Laboratories' services can also result in product liability claims being brought against us.
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
You should evaluate us in the context of the uncertainties and complexities affecting an early stage molecular diagnostics company developing and commercializing laboratory developed test services and experiencing the challenges associated with entering into new markets that are highly competitive. Based on our limited experience in developing new products and applications, we and Sequenom Laboratories may not:

•	effectively execute on or focus our research and development efforts;

•	properly model new opportunities to ensure appropriate resource allocation;

•	create new tests that are appropriately developed to meet customer needs;

•	perform adequate and timely validation testing of such test applications;

•	effectively assess and meet regulatory requirements in the U.S. and other countries;

•	ensure appropriate communication between different departments responsible for commercialization activities;

•	implement effective test launch, sales, or reimbursement strategies;

•	effectively design and develop tests that achieve commercial success; or

•	take other actions that ultimately lead to commercial success of any new products or applications that we develop.
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
Sequenom Laboratories has limited experience in selling and marketing the MaterniT21 PLUS test. Sequenom Laboratories may need to hire additional sales and marketing personnel with experience in the diagnostic, medical device or pharmaceutical industries. Sequenom Laboratories faces competition from other companies in these industries, some of whom are much larger than it and who can pay significantly greater compensation and benefits than Sequenom Laboratories can, in seeking to attract and retain qualified sales and marketing employees. If Sequenom Laboratories is unable to hire and retain qualified sales and marketing personnel, our business will suffer. If Sequenom Laboratories is not able to successfully implement its marketing, sales, reimbursement, and commercialization strategies, Sequenom Laboratories may not be able to expand geographically, increase sales of the MaterniT21 PLUS test, obtain adequate levels of reimbursement, or successfully commercialize any future tests that it may develop.
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

•
our ability to establish and maintain sufficient intellectual property rights including our ability to overturn the U.S. District Court for the Northern District of California’s order ruling the ‘540 Patent to be invalid, and our ability to ultimately enforce the ‘540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

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
Further, our revenues and operating results are difficult to predict because we do not have sufficient history to forecast revenues reliably for Sequenom Laboratories' tests, including the MaterniT21 PLUS test. The absence of or delay in reimbursement for Sequenom Laboratories' testing services and generating revenues has had, and will continue to have, a significant adverse effect on our operating results from period to period and will result in increased operating losses unless and until such reimbursement is established, at sufficient levels to cover our costs. Our internationally derived revenues and operating results are also difficult to predict because they depend upon the activities of our licensees in numerous countries.
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
Our total consolidated long-term debt and obligations as of September 30, 2014, which includes the 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes, was $141.6 million and represented approximately 158% of our total capitalization as of that date.
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
We expect to continue to incur losses and may have to raise additional cash to fund our planned operations.
Our cash, cash equivalents, and marketable securities were $71 million as of September 30, 2014. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from license agreements will be sufficient to fund our operating expenses and capital requirements through the next twelve months. Sequenom Laboratories is continuing to expand its operations following commercialization of the

MaterniT21 PLUS test and its research and development activities related to improvements to current tests and expansion of its test menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Sequenom Laboratories' current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for it to retain significant commercial success for the MaterniT21 PLUS test. If we or Sequenom Laboratories are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we and Sequenom Laboratories may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future tests or products that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
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

•
our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including molecular diagnostics and noninvasive prenatal diagnostic technology and the acquisition and/or licensing of third-party intellectual property rights;

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
Additional financing may not be available in amounts or on terms satisfactory to us or at all. General market conditions, the market price of our common stock, our financial condition, uncertainty about the successful commercialization and development of diagnostic tests, regulatory developments, the uncertainty regarding the results of ongoing litigation matters, the status and scope of our patent rights or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our testing services, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.
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
Products that we or our collaborators develop in the noninvasive prenatal diagnostic or other markets depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the U.S., our tests may require either a Premarket 510(k) Notification or a Premarket Approval Application to be submitted to the U.S. FDA prior to marketing in interstate commerce. The Premarket 510(k) Notification process usually takes from three to nine months from submission to clearance, but can take significantly longer. The PMA approval process is much more costly, lengthy, uncertain and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical (bench) testing and clinical studies. Non-clinical bench testing and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.
The FDA currently regulates IVD devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion to not regulate laboratory-developed tests (LDTs) as a medical device and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of tests, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. On July 31, 2014 the FDA notified the U.S. Congress of it's intent to issue draft guidance on regulation of LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft guidance includes pre-market review for higher-risk LDTs, like those used to guide treatment decisions, including companion diagnostics that have entered the market as LDTs. In addition, under the draft guidance, the FDA would continue to exercise enforcement discretion for LDTs used solely for forensic purposes and LDTs used in CLIA-certified high complexity histocompatibaility labs for transplantation, among others. The final regulation would be phased in over many years. On September 30, 2014, the FDA posted on its website draft guidance on regulation of LDTs, maintaining a ‘risk-based’ approach outlined in its notice to U.S. Congress on July 31, 2014.  The published draft guidance is identical to the congressional notification.  On October 3, 2014, the FDA published notices in the Federal Register formally announcing the release of the draft guidance and the beginning of a 120-day public comment period, with final guidance potentially issued in the March-April 2015 timeframes. Our revenues from Sequenom Laboratories' testing services utilizing its LDTs comprise almost 100% of our total revenues.
In addition to the potential regulation of LDTs by FDA as mentioned above, certification of the laboratory is required under CLIA to ensure the accuracy and reliability of all laboratory testing, except research, on human specimens through a quality assurance program, which includes standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management and quality control procedures. In addition, state laboratory licensing and inspection requirements may also apply.
We cannot predict the extent of the FDA's final guidance on regulation of LDTs in general or with respect to our LDTs in particular. If Sequenom Laboratories is unable to comply with the FDA's final guidance on regulation of LDTs, it may have to cease its testing services which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, if Sequenom Laboratories is unable to successfully launch any additional LDTs or if it is otherwise required to obtain FDA premarket clearance or approval prior to commercializing any of its products or is not able to comply with any other regulatory requirements that the FDA may impose on LDTs, its ability to generate revenues from providing such products may be delayed and it may never be able to generate significant revenues from providing diagnostic products.
The results of preclinical and clinical studies are not necessarily predictive of future results, and our current diagnostic tests and product candidates may not have favorable results in later studies.
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
Performance achieved in published studies may not be repeated in later studies that may be required to obtain either FDA premarket clearance or approval. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization.

*We and our licensees and collaborators may not be successful in developing or commercializing diagnostic products or tests, including noninvasive prenatal diagnostic products or tests, or other products or tests using technologies, services, or discoveries.
Development of products or tests by Sequenom Laboratories, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product or test, such as demand for such product or test. These risks further include the possibility that such product or test would:

•	be found to be ineffective, unreliable, inadequate or otherwise fail to receive regulatory clearance or approval or be subject to new or additional regulatory requirements;

•	be difficult or impossible to manufacture or perform on a commercial scale;

•	be uneconomical to market or otherwise not be effectively marketed;

•
fail to be successfully commercialized if adequate reimbursement from government health administration authorities, private health insurers, and other organizations for the costs of such product is unavailable;

•	be impossible to commercialize because such product or test infringes on the proprietary rights of others or competes with products marketed by others that are superior;

•	fail to be commercialized prior to the successful marketing of similar products or tests by competitors; or

•	be subject to competitive price erosion that makes it uneconomical to market effectively.
If a licensee discovers or develops diagnostic or other products or tests or we or Sequenom Laboratories or a collaborator, discover or develop diagnostic or other products or tests using our technology, products, services, or discoveries, we may rely on that licensee or collaborator, referred to as partner, for product or test development, regulatory approval, manufacturing, and marketing of those products or tests before we can realize revenues and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we or our partners fail to develop successful products or tests, we will not earn the revenues contemplated and we could lose license rights to intellectual property that are required to commercialize such products or tests. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products or tests. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or tests or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.
*We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.
We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products and tests. Our strategy also includes obtaining ownership of, or licenses to third-party intellectual property rights and technologies, such as our rights to noninvasive prenatal analysis rights that we acquired from Isis (U.S. Patent No. 6,258,540 entitled “Noninvasive Prenatal Diagnosis” and foreign equivalents), from CUHK (U.S. Patent Application Nos. 12/178,181 and 13/417,119, 13/070,266, and 13/070,275 (published, respectively, as U.S. Publication Nos. US2009/0029377, US2012/0208708, US2012/0003637, and US2011/0318734, and each titled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”) and foreign equivalents including issued European Patent EP2183693 B1, and exclusive rights we have acquired related to our development and commercialization of Sequenom Laboratories' test to predict the risk of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years, and other rights we have acquired to potentially expand our product and testing portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business.
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
The agreements and rights we rely upon to protect the intellectual property underlying our tests and technology may not be adequate, which could enable others to use our technology and reduce our ability to compete with them.
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
We are subject to various federal, state and local laws targeting fraud and abuse in the health care industry, including anti-kickback and false claims laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes to provide that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
We have measures in place to ensure that all clinical data and genetic and other biological samples that we receive from our clinical collaborators have been collected from subjects who have provided appropriate informed consent for the data and samples provided for purposes which extend to include commercial diagnostic product and test development activities. We have measures in place to ensure that data and samples that have been collected by our clinical collaborators are provided to us on a subject de-identified manner. We also have measures in place to ensure that the subjects from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and, to a large extent, we rely upon our clinical collaborators for appropriate compliance with the subject's informed consent provided and with local law and international regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The subject's informed consent obtained in any particular country could be challenged in the future, and those informed consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical samples, which would hinder our diagnostic product and test development efforts. We could become involved in legal challenges, which could consume our management and financial resources.
If we cannot obtain licenses to patented genetic markers and genes relevant to our diagnostic areas of interest, we could be prevented from obtaining significant revenues or becoming profitable.
The USPTO has issued patents claiming single SNP and gene discoveries and their related associations and functions. The law is evolving and the validity of those types of patents has been and continues to be unclear. If certain SNPs and genes are patented, the validity of such patents is unclear and it is uncertain whether we may need to obtain rights to those SNPs and genes to develop, use, and sell related assays and other types of products or services utilizing such SNPs and genes. Required licenses may not be available on commercially acceptable terms. If we were to fail to obtain licenses to certain patented SNPs and genes claimed under valid patents, we might never achieve significant revenues from our diagnostic product development.
*We may not be able to successfully adapt or maintain our products for commercial applications.
A number of potential applications of our technology and potential products and tests, including diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization and scale-up of such products and applications. If we are not successful enhancing our technology or the in-licensing of technology our products or tests may not achieve or maintain a significant level of market acceptance, and our business, financial condition and results of operations could be seriously harmed.
*We may not be able to successfully compete in the diagnostic industry.
The diagnostic industry is highly competitive. We expect to compete with a broad range of companies in the U.S. and other countries that are engaged in the development and production of products, tests, applications, services, and strategies to develop and commercialize diagnostic, noninvasive prenatal diagnostic, and other products and tests for customers in the molecular medicine fields as well as diagnostic service laboratories and customers in other markets. They include:

•	biotechnology, diagnostic, and other life science companies;

•	academic and scientific institutions;

•	governmental agencies; and

•	public and private research organizations.
Some of our competitors and/or potential competitors have greater financial, technical, research, marketing, sales, distribution, operations, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently offering, making, or developing products and tests that compete with our tests. Our competitors may develop or market technologies, tests or products that are more effective or commercially attractive than our current or future tests or products that may render our technologies or products or tests obsolete or that have superior intellectual property rights.
If we do not effectively manage our business as it grows and evolves, it could affect our internal operations as well as our ability to pursue opportunities and expand our business.
As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and may impact our ability to maintain effective internal controls for financial reporting. In addition, evolution in our business, particularly our transition to developing and commercializing molecular diagnostic tests, has placed and may continue to place a significant strain on our personnel, facilities, management systems, information technology infrastructure, disclosure controls, internal controls and resources. If we fail to effectively manage the evolution of our business and the transition to also being a provider of diagnostic products and tests, or fail to take other necessary action to maintain close coordination among our various departments, our ability to execute on our business plan, maintain our credibility, pursue business opportunities, maintain and expand our business, and sell our products and tests in new markets may be adversely affected.

*We may not successfully complete the sale, or acquisition of, or merger, or joint venture with businesses that we desire to acquire, merge, or partner with.
We may acquire additional businesses or technologies, merge or form joint ventures with other businesses, or enter into other strategic transactions. Managing and completing future acquisitions, mergers, joint ventures, sales, or other strategic transactions entails numerous operational and financial risks, including:

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
*The implementation of our executive succession planning, the promotion of several individuals to key management positions and the departure and replacement of key management positions could adversely impact our business.
A number of personnel adjustments were made affecting our executive officers.  For example, effective June 10, 2014, Harry F. Hixson, Ph.D., our former Chief Executive Officer, and Paul V. Maier, our former Chief Financial Officer, retired, and they were succeeded by William Welch, our former President and Chief Operating Officer, and Carolyn D. Beaver, our former Vice President and Chief Accounting Officer, respectively.  Additionally, at the end of 2013, two of our executive officers,

Ronald M. Lindsay, Ph.D., then our Executive Vice President, Strategic Planning, and Charles R. Cantor, Ph.D., then our Chief Scientific Officer, retired from service, and Dirk van den Boom, Ph.D., our former Executive Vice President, Research and Development and Chief Scientific Officer, was appointed as their successor, and effective June 10, 2014, became our Chief Scientific & Strategy Officer. Also, William Bowen, then our Senior Vice President, General Counsel and Secretary resigned and Jeffrey D. Linton, the former Senior Vice President and General Counsel of Beckman Coulter, Inc. was appointed to the position effective September 10, 2014. Because our business and operations are substantially dependent on the performance of our executive officers and key employees, any adjustment to our executive management team could adversely impact our results of operations and financial condition.  Furthermore, we cannot guarantee that we selected the appropriate individuals to succeed former members of our executive management team, or that the process of promoting certain individuals will not interfere with our ability to achieve our business objectives.  Moreover, the implementation of our succession planning may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. In addition, the implementation of our executive succession planning may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
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
*We are subject to risks associated with our foreign business.
We expect that a portion of our sales will continue to be made outside the U.S. Sequenom Laboratories' revenues from its international licensees increased during the nine months ended September 30, 2014. A successful international effort will require us to develop relationships with international customers and collaborators, including licensees and distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets will require us to hire additional personnel to develop relationships with foreign customers and collaborators, licenses or distributors and maintain good relations with our foreign customers and collaborators, licensees or distributors. International operations include many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

•	currency fluctuation risks;

•	changes in regulatory requirements;

•	licenses, tariffs, and other trade barriers;

•	political and economic instability and possible country-based boycotts;

•	difficulties in staffing;

•	potentially adverse tax consequences;

•	compliance with the Foreign Corrupt Practices Act and other countries’ anti-corruption laws;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	different rules, regulations, and policies governing intellectual property protection and enforcement.

Our international business is subject to additional laws and regulations that could result in increased operational costs and risk. For example, the European Union, or EU, is currently in the midst of reviewing updates to the EU Privacy Directive that would result in additional requirements and costs if passed, such as the appointment of a dedicated privacy officer and increased civil and criminal penalties in the event of any loss or unauthorized disclosure of private information related to any resident of the EU.
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
The current economic environment may encourage potential acquirers to make unsolicited and under-priced offers to acquire our business. If we are the target of a hostile takeover bid or unsolicited offer that undervalues our company, such hostile takeover bid or unsolicited offer may adversely impact public perception of the value of our company, which could cause the trading price of our common stock to fall. In addition, such hostile takeover bids or unsolicited offers may distract management and result in other adverse effects on our business and operations.
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

•	our success in entering into, and the success in performing under, licensing and product and test development and commercialization agreements with others;

•	the success of validation studies for Sequenom Laboratories' tests under development and its ability to continue to publish study results in peer-reviewed journals;

•
our success in and the expenses associated with researching, developing, commercializing, and obtaining reimbursement for diagnostic products and tests, alone or in collaboration with our partners and obtaining any required regulatory approval for those products and tests;

•	the status of litigation against us; and

•	securities analysts' earnings projections or recommendations, third-party research recommendations, or general market conditions.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Restated bylaws of Registrant, as amended.

3.3(3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(4)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(5)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

10.1(*)	Patent Purchase Agreement dated September 30, 2014 between the Registrant and Isis Innovation Limited.

10.2	Second Amendment to Lease dated as of September 25, 2014 by and between Registrant and TPSC IV LLC, a Delaware limited liability company.

10.3(6)	First Amendment to Agreement for Services dated July 15, 2014 between Sequenom Center for Molecular Medicine, LLC and Quest Diagnostics, Incorporated.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(*)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 10, 2014

SEQUENOM, INC.

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Chief Financial Officer