Form 10-K
period 2014-12-31
SEQUENOM INC
filed 2015-03-10
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
 ____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2014 as reported on The NASDAQ Global Select Market, was approximately $446.6 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2015, there were 117,970,000 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the Commission) in connection with the solicitation of proxies for the registrant's annual meeting of stockholders to be held on June 17, 2015. Such definitive proxy statement will be filed with the Commission no later than 120 days after December 31, 2014.

 SEQUENOM, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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
SEQUENOM®, Sequenom Center for Molecular Medicine®, MaterniT21®, MaterniT21® PLUS and SensiGene® are registered trademarks and RetnaGene™, VisibiliT™, Heredi-T™ and Nextview™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.
Overview
We are a life sciences company committed to enabling healthier lives through the development of innovative products and services.  We serve patients and physicians by providing early patient management information.  We offer our services in the U.S. and globally through licensing and commercial partnerships with international emphasis in countries in the European and Asia-Pacific regions.
We conduct our business primarily as a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics clinical laboratory located in San Diego, California, Raleigh-Durham, North Carolina and Grand Rapids, Michigan. Patient clinical samples are received by one of our laboratory locations where molecular diagnostic tests are performed and reports are relayed to prescribing physicians. Our testing focus is principally in prenatal health that includes molecular based laboratory developed tests, referred to as LDTs or tests, branded under the names MaterniT21 PLUS, HerediT, Nextview, SensiGene, and VisibiliT.
Strategic Direction
Our mission is to enable healthier lives as the premier provider of innovative genetic information with an exceptional customer experience. Our strategy is focused on expanding our menu of molecular diagnostic testing services for women’s healthcare, with an emphasis on noninvasive prenatal testing, or NIPT, for specific fetal chromosomal abnormalities, and utilizing our expertise in next generation sequencing and circulating cell-free DNA to develop LDT's for use in oncology.
Sequenom was the first to clinically validate NIPT in the U.S. and MaterniT21 PLUS was the first NIPT offered to physicians in the U.S. clinical market. We continue to be a leader in the NIPT market with the expansion of the MaterniT21 PLUS test to include 17 medically relevant conditions, including nine types of whole chromosome fetal aneuploidies and seven fetal microdeletions.
In parallel, we continue to expand and defend our broad NIPT patent portfolio. In October 2014, we purchased from Isis Innovation Ltd., or Isis, the technology transfer company of the University of Oxford, its intellectual property portfolio of globally issued patents for NIPT in the United States, Europe, Japan, Hong Kong, Canada and Australia. In December 2014, we entered into a settlement and patent pool agreement with Illumina, Inc., or Illumina. Pursuant to the patent pool agreement, a patent pool was established which is global in nature and combines the NIPT patents controlled by Illumina and us, including over 425 patents and patent applications. As part of the settlement, we now share in test fees paid by licensees from around the world to the patent pool. At the date of the agreement, there were 21 licensees to the patent pool, including Illumina’s affiliate, Verinata Health, Inc. or Verinata, and Sequenom Laboratories. We expect that the number of licensees using the patent pool will grow as the demand for NIPT increases. Additional information on the settlement agreement and the patent pool agreement can be found later in this Item 1 of this Annual Report under the heading “The Illumina Agreements.”

We sold the Sequenom Bioscience business unit in May 2014 to enable us to focus on improving our core laboratory operations, entering new clinical areas, and strengthening our cash position. The Bioscience business unit developed, manufactured, marketed, sold and serviced mass spectrometry analytical instruments and related instruments, software, reagents and consumables for use in the field of mass spectrometry.
We expanded the features of the MaterniT21 PLUS test to include additional content and we developed a lower cost NIPT risk score test, which can be used in the average risk pregnancy population. We focused on improving our overall profitability in 2014 by lowering our cash used in operations by $60.0 million from 2013 to net cash provided by operating activities of $28.1 million in 2014. We ended the year with $94 million in cash, cash equivalents and marketable securities.
In 2015, we plan to further develop and introduce new testing services to the prenatal health market. In addition we will look to develop an oncology testing service leveraging our research and technology expertise. Overall our plans for 2015 are to continue to research, develop and commercialize tests for prenatally-relevant genetic disorders and diseases, women's health-related disorders and diseases, and oncology.
We identify key goals each year to help provide insight to management’s plans. These management goals are not guidance but are based on our internal projects and programs as we enter the year. Our top three goals for 2015 are to:

•	achieve cash flow from operations which is no less than negative $15 million, up to positive $15 million;

•	introduce three new laboratory developed tests; and

•	develop an oncology research-use-only laboratory-developed test utilizing next generation sequencing of circulating cell-free DNA in blood (also known as liquid biopsy) for clinical studies.
We look to accomplish these goals by:

•	expanding adoption of, demand for, and reimbursement for our LDTs in domestic and international markets;

•	expanding our LDT offerings through in-house development, technology in-licensing, out-licensing, and/or partnering and acquisitions;

•
obtaining our share of test fees under the patent pool agreement entered into with Illumina, which provides a mechanism to receive payment for noninvasive prenatal testing performed under technology licensed from the patent pool;

•	utilizing the capacity of our CAP-accredited and CLIA-certified laboratories to fulfill expected increases in demand for Sequenom Laboratories’ LDT offerings; and

•	leveraging our scientific knowledge and expertise in sequencing circulating DNA in blood to develop tests serving the oncology market.
The above goals for 2015 and our intentions for accomplishing them, are, or contain, forward looking statements and our ability to achieve these goals and execute our intentions and plans are subject to risks and uncertainties including but not limited to those set forth under Item 1A in this Annual Report.
Operations
In 2014, we conducted our business through two operating segments, Sequenom Laboratories, our molecular based LDT business and Sequenom Bioscience. On May 30, 2014 we completed the sale of our Bioscience business to BioSciences Acquisition Company (“BioSciences”) which purchased substantially all of the assets used in what the Company previously reported as its Bioscience business segment. With this divestiture, we now operate in a single business segment, which generates diagnostic services revenue.

	Years ended December 31,
	2014	2013	2012
Diagnostic services revenue	$151,569	$119,556	$46,457
The revenue growth is due to the rapid market adoption of the MaterniT21 PLUS test. Revenue is generated primarily from customers located within the United States. The international percentage of revenue increased to 15% in 2014 from 10% and 5% in 2013 and 2012, respectively.
We recognize revenue on a cash basis, until we can reliably estimate the amount that would be ultimately collected for each of our LDTs. Revenue from client-billed arrangements where the price is fixed and determinable is recorded on an accrual basis. In the second quarter of 2014, we began to recognize revenue on an accrual basis for certain third-party payors where we have sufficient history of collection to demonstrate our ability to estimate the amount of revenue. During 2014, 30.1% of revenue was recorded on an accrual basis compared to 9.1% in 2013 and 4.5% in 2012.

Diagnostic Services
Diagnostic services are provided through our wholly-owned subsidiary, Sequenom Laboratories. Sequenom Laboratories develops and validates its tests for use in, and solely by, Sequenom Laboratories, as a testing service to physicians.
Sequenom Laboratories is primarily focused on expanding the commercial use of, and reimbursement for its prenatal LDTs, namely the MaterniT21 PLUS test, the HerediT CF test, the SensiGene RhD test, and the VisibiliT test, and developing and offering a comprehensive menu of tests to address a broader prenatal continuum of care. The MaterniT21 PLUS and SensiGene RhD tests use our foundational, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology. This technology uses a maternal blood sample in order to provide reliable information about the presence or absence of fetal genetic material in early pregnancy. The following is a summary of Sequenom Laboratories’ test offerings in the prenatal market:
MaterniT21 PLUS LDT: Sequenom Laboratories developed, validated and exclusively performs this NIPT to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. The test is intended and offered for use in pregnant women at increased risk for fetal chromosomal abnormalities, including abnormalities associated with trisomies 21 (associated with Down syndrome), 18 (associated with Edwards syndrome), and 13 (associated with Pauau syndrome). It also includes the detection of the presence of the Y chromosome, and if observed, chromosomal abnormalities associated with chromosomes 16, 22, sex chromosomes X and Y, and select chromosomal microdeletions including 22q (associated with DiGeorge syndrome), 15q (associated with Angelman/ Prader-Willi syndromes), 11q (associated with Jacobsen syndrome), 8q (associated with Langer-Giedion syndrome), 5p (associated with Cri-d-chat syndrome), 4p (associated with Wolf-Hirschhorn syndrome) and 1p36 deletion syndrome. Patient samples are collected via blood draw and submitted to Sequenom Laboratories for testing and test results are reported back to the ordering clinician. We also expanded our international commercial footprint for this test in Europe and Asia through licensing and commercial collaborations.
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
VisibiliT LDT: a NIPT to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. Patient samples are collected via blood draw and submitted to Sequenom Laboratories for testing and test results are reported back to the ordering clinician. This is a risk score test for the detection of increased representation of chromosomes 21 and 18 with a greater accuracy than standard serum screening. The risk score complements current medical and genetic counseling practices for average risk for fetal chromosomal abnormalities. This test was introduced in international markets in the fourth quarter of 2014 and has been launched in the United States market in the first quarter of 2015.
Test Send-out Agreements: To provide a broad spectrum of testing services to physicians, we started leveraging our marketing and commercial organization and entered into laboratory send-out agreements with external laboratories. Through these test send-out agreements, Sequenom Laboratories offers an advanced microarray test, branded under the NextView trade name, which is performed exclusively by CombiMatrix Corporation, a clinical laboratory that developed and validated the test. The test uses fetal samples obtained by amniocentesis or chorionic villus sampling and can be ordered by a physician independently from our MaterniT21 PLUS test or ordered as a confirmatory test in the event of a positive MaterniT21 PLUS test result. Sequenom Laboratories also has test send-out agreements to provide additional carrier screening tests for Ashkenazi Jewish disorders, spinal muscular atrophy and fragile X syndrome, which are offered along with our HerediT CF carrier screening test and are also marketed under the HerediT brand. These additional LDTs were developed, validated, and are performed by either The Mount Sinai Genetic Testing Laboratory (MGTL) or Quest Laboratories.
In the eye care field, Sequenom Laboratories developed, validated and exclusively performs the RetnaGene AMD test to predict the risk of a patient with “dry” or early stage age-related macular degeneration, or AMD, progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. Patient samples are collected by eye care professionals via buccal (cheek) swab and submitted to Sequenom Laboratories for testing and test results are reported back to the ordering clinician. In early 2014, in order to expand test access to healthcare professionals and their patients, Sequenom Laboratories entered into a collaboration agreement with Nicox Inc., or Nicox. Under the agreement, Sequenom Laboratories granted Nicox the exclusive rights to promote the RetnaGene AMD test to eye care practitioners, subject to Sequenom Laboratories’ option to co-exclusively promote and offer the test to specialized retinal disease physician practices in the United States, Canada, Puerto Rico and Mexico. Sequenom Laboratories performs the testing at its Michigan laboratory location, at an agreed price to Nicox. However, tests volumes are not significant for this test because it is generally not covered by insurance. In November, 2014, Valeant Pharmaceuticals International, Inc. acquired Nicox and assumed the rights and obligations of Nicox under the agreement with us.
Molecular Diagnostics Market
The molecular diagnostics testing market in the United States represents one of the fastest growing areas of the $51.7 billion clinical laboratory industry in the United States. Within the clinical laboratory industry, the molecular diagnostics market segment is currently estimated to be $4 billion, growing at a rate of approximately 17% per year.
The total available markets for our currently marketed molecular diagnostics tests are estimated as follows:

•
MaterniT21 PLUS LDT: The MaterniT21 PLUS test is currently indicated for use in pregnant women at increased risk for fetal chromosomal abnormalities. There are approximately 4 million annual births in the United States, based on 2010 data. We estimate the increased risk market segment for NIPT to be more than 750,000 patients per year. This segment is defined by factors including advanced maternal age at time of delivery, personal or family history and/or abnormal results from other clinical tests, such as serum screening or ultrasonography. The American Congress of Obstetrics and Gynecology, or ACOG, and the Society for Maternal-Fetal Medicine, or SMFM, issued a joint Committee Opinion (#545) supporting the use of noninvasive prenatal testing, the technology used in the MaterniT21 PLUS test, for pregnant women at increased risk of carrying a fetus with aneuploidy. We believe this guideline will continue to increase market adoption for NIPT for aneuploidy detection. Following the issuance of this guideline in late 2012, many third-party payors adopted positive coverage policies for reimbursement of NIPT for high-risk pregnancies.

•
HerediT CF LDT: CF carrier screening is the largest volume prenatal carrier screen test performed in the United States. CF testing is recommended by ACOG and the American College of Medical Genetics. A number of laboratories offer a CF test. Approximately 1.1 million CF screening tests are performed annually in the United States, based on 2010 data.

•
SensiGene RhD LDT: Each year in the United States there are approximately 600,000 Rhesus D negative women who are pregnant and could benefit from assessments of the RhD genotype status of their fetuses.

•	VisibiliT LDT: There are annually approximately 4 million births in the United States and over 200 million births worldwide that could potentially utilize this test.
Sequenom Laboratories Commercial Operations
Domestic
Our LDT's are performed at our San Diego, California, Raleigh-Durham, North Carolina and Grand Rapids, Michigan laboratory locations. The MaterniT21 PLUS test utilizes massively parallel sequencing to detect fetal DNA for analysis of the relative amount of chromosomal material. We believe that we currently have sufficient capacity to process all of our tests and the ability to accommodate increased test demand for the foreseeable future. We have invested substantially in our information technology infrastructure to enhance the ability to track samples and provide electronic ordering and reporting and have put in place sample collection and transportation logistics that can be scaled as demand for our molecular diagnostic testing services increases. Similarly, we have automated data analysis, storage and process quality control and security. We use statistical methods to optimize and monitor test performance and to analyze data from our development studies and tests.
We believe that our first to market position, focus on customer service, operational infrastructure and clinical expertise has provided us with a commercial advantage over our competitors, particularly for our MaterniT21 PLUS test. Patient blood specimens for the MaterniT21 PLUS test are collected by a health care professional and sent to our Laboratories where the samples are accessioned in the laboratory and prepared for further analysis and sequencing. Results are reported to the ordering clinician, typically within 5 business days or less from receipt of the sample in our laboratory. The clinical validation study for the test reported a 99.1% sensitivity rate in the detection of trisomy 21, and an approximate 1% non-reportable (“no call”) rate, where the test was unable to determine a result. We believe that this non-reportable rate is the lowest in the industry to date, and combined with the test's high accuracy and our prompt turn-around time represents a significant competitive advantage.

Our commercial infrastructure, including our sales force, managed care group, and physician support network, is critical to our future success. We have built strong domestic sales, marketing and reimbursement teams who interact directly with maternal fetal medicine specialists, obstetricians, genetic counselors and payors. Because prenatal diagnostics is a concentrated specialty, we believe that a focused marketing organization and specialized sales force, with regional and local experience, all supported by the quality of science behind our tests, is necessary in order to effectively serve the physician community.
Our plans are to continue our efforts to increase penetration within the obstetrics market for prenatal tests. Our managed care department works to contract with third-party payors and networks. Our customer service call center and billing support network handle benefits investigation for patients who were prescribed our tests by their health care provider. We provide physician education through our website, material provided to local advocacy groups, local and national media campaigns and educational materials and seminars provided to maternal fetal medicine specialists, genetic counselors and obstetricians.
International
We have established agreements in numerous countries with providers who collect and send us patient samples. We report the results to the ordering health care providers and bill the provider for the contracted amount. We continue to create new collaborations for this test send out service and expect that units from our current partners will grow. In 2014 one test send out provider in Japan converted to a licensee so future revenue will be in the form of test fee income rather that diagnostic services. We also have licensed our NIPT and sequencing technologies and associated intellectual property rights to companies to perform prenatal diagnostic tests in Japan, Germany, France and certain other German and French speaking countries, for which we receive a royalty. We experienced international growth in MaterniT21 PLUS test demand, and royalty income from our licensed partners in 2014. Under the Pooled Patents Agreement with Illumina, we will remit test fees from our existing licensees into the patent pool, and will receive our share of the test fees on a quarterly basis.
Sequenom Laboratories Revenue
Revenue for our LDTs comes from several sources, including commercial third-party payors, such as health insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who then bill third-party payors for testing, or client bill arrangements.
Reimbursement for our LDTs from third-party payors is essential to our commercial success. As of December 31, 2014, we have agreements with insurance companies, including certain national payors, and networks covering approximately 162 million commercial lives. We also perform testing services as an out-of-network laboratory with other third-party payors. As a laboratory, we submit claims for services performed to third-party payors and pursue reimbursement on behalf of each patient. Our efforts on behalf of these patients take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, collection may be substantially limited or may not occur at all. We offer a patient financial assistance program to assist patients with the cost of testing, depending upon their ability to pay.
We are continuing our efforts to enter into agreements to become an in-network laboratory provider with additional payors. This should ultimately provide more timely and predictable payments and allow us to accrue revenue once we have developed sufficient collection experience to estimate the amount of revenue, which we expect to collect pursuant to the contractual agreements. We expect to continue the cash basis of accounting for most of our diagnostics revenue for the foreseeable future due to payment variations as an out-of-network provider. We began to transition to the accrual basis of accounting on a payor by payor basis in 2014 and may transition additional payors as we develop additional payment experience. However, this process may take an extended period of time.
2013 brought substantial change to the American Medical Association's Current Procedural Terminology, or CPT, coding structure for molecular diagnostics. This was most evident with government payors, specifically Medicaid. In mid-2013 it became apparent that most states still did not have appropriate procedural codes incorporated into their payment system for reimbursement for molecular tests, and we initiated efforts to reduce the volume of Medicaid tests from those states. In 2014, we have made progress and have 15 states providing reimbursement for our tests. Our efforts with other states continue.
We have focused substantial resources on obtaining reimbursement coverage for Sequenom Laboratories' LDTs, particularly the MaterniT21 PLUS test. We increased our efforts to put reimbursement pathways in place with each state, and worked with the American Medical Association to get a specific CPT code for the MaterniT21 PLUS procedure. A specific CPT code for next generation sequencing tests such as MaterniT21 PLUS has been issued and is effective as of January 1, 2015. We believe the key factors driving adoption of and reimbursement for our LDTs include the ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of the tests, clinical presentations at major symposia, and the inclusion of noninvasive prenatal diagnostic testing for fetal aneuploidy in clinical practice guidelines.

The Illumina Agreements
On December 2, 2014, we entered into a Pooled Patents Agreement (the “Pooled Patents Agreement”) with Illumina, pursuant to which the parties pooled their intellectual property directed to NIPT. Under the Pooled Patents Agreement, Illumina has exclusive worldwide rights to utilize the pooled intellectual property to develop and sell in-vitro diagnostic kits, or IVD for NIPT and to license to third-party laboratories wishing to develop and sell their own laboratory-developed NIPT tests under the collection of pooled patents. We maintain a non-exclusive right to sublicense the intellectual property rights we acquired from Isis to third-party laboratories for their own developed NIPT tests. In addition, Illumina and we each have rights to utilize all pooled patents to develop and sell its and our own respective laboratory-developed NIPT tests. Also as part of the Pooled Patents Agreement, Illumina gained access to samples and applicable study protocols from our clinical studies for high and average risk pregnancies, as registered with clinicaltrials.gov. Illumina has made an aggregate $50 million upfront payment to us as part of the overall agreement, including $6 million received by us in January 2015. Illumina will also pay royalties to us for sales of IVD kits for NIPT. Both parties and their sublicensees will pay a per-test fee into the pool for laboratory-developed NIPT tests, which will be shared between Illumina and us. Illumina has minimum yearly payment thresholds to us under the pool through 2020, covering both IVD royalties and our share of the collected test fees. The Pooled Patents Agreement shall remain in effect until the date of expiration of the last to expire pooled patent. Neither party may terminate the Pooled Patents Agreement except by mutual written agreement of the parties.
Concurrently with the execution of the Pooled Patents Agreement, we, Illumina, the Sequenom Center for Molecular Medicine, LLC, and Verinata entered into a Settlement Agreement (the “Settlement Agreement ”), pursuant to which the parties settled certain claims and released the other parties from certain liability. The parties have dismissed the U.S. District Court litigation where Verinata has asserted infringement of U.S. Patent Nos. 7,888,017, 8,008,018 and 8,195,415, or the 415 Patent against us. We will not appeal the decision of the U.S. Patent Trial and Appeal Board, or USPTAB, on the inter partes review of the ‘415 Patent. The U.S. Federal Circuit appeal from the U.S. District Court litigation where we asserted infringement of U.S. Patent No. 6,258,540 or the '540 Patent, against Ariosa Diagnostics, Inc., Natera, Inc. and DNA Diagnostics Center, Inc. will continue. However, the U.S. Federal Circuit appeal from the U.S. District Court litigation where we asserted infringement of the ‘540 Patent against Verinata was remanded to the District Court, the District Court vacated its earlier judgment that the ‘540 Patent was invalid, and all claims involving us, Verinata and the ‘540 Patent were dismissed. Each party to the Settlement Agreement released the other parties and their affiliates, licensors, licensees, developers and certain purchasers from all claims for the exploitation, on or before December 2, 2014 (the effective date of the Settlement Agreement), of NIPT products and services, as well as any other claims based on acts relating to the subject matter of the dismissed disputes or that could have been brought in response thereto. None of the parties made any admission of liability in entering into these arrangements. No party will challenge the pooled patents subject to the Pooled Patents Agreement.
In connection with entering into the Pooled Patents Agreement, we also concurrently entered into an Amended and Restated Sale and Supply Agreement with Illumina (the “Supply Agreement ”), pursuant to which we and our affiliates will purchase various products from Illumina, which we will be able to use for NIPT as well as for other clinical and research uses. The Supply Agreement amends, restates and replaces our prior Sale and Supply Agreement with Illumina dated July 8, 2011, as amended. Subject to certain conditions and limitations, including an annual purchase minimum, under the Supply Agreement we, and our affiliates will receive pricing no less favorable than that offered by Illumina to similar customers in the United States. The Supply Agreement has a term of five years; provided, however, that it may be earlier terminated in certain limited circumstances.
In accordance with the Pooled Patents Agreement, we entered into an agreement (the "CUHK Agreement") with the Chinese University of Hong Kong, or CUHK, pursuant to which certain license agreements between CUHK and us, dated September 16, 2008, and May 3, 2011 (collectively, the “CUHK License Agreements”), were amended and assigned to Illumina for inclusion in the patent pool subject to the Pooled Patents Agreement. Illumina will be responsible for paying all royalties to CUHK for the test fee pool and IVD royalties under the CUHK License Agreements. Illumina has granted us a sublicense under each CUHK License Agreement to exploit laboratory-developed NIPT tests in accordance with the Pooled Patents Agreement. In consideration, we paid CUHK a one-time $6.15 million upfront payment and we will pay additional royalties of varying percentages through 2019. The CUHK Agreement will remain in effect until the expiration of the CUHK License Agreements.
Isis Innovation Asset Purchase
In September 2014 we purchased patents (including U.S. Patent No. 6,258,540 and its foreign equivalents) from Isis resulting in total net asset of $10.6 million. These patents are directed to the detection of paternally inherited fetal nucleic acids in circulating cell-free fetal, or ccff, nucleic acids for diagnostic testing of serum and plasma samples obtained from pregnant women. Pursuant to the agreement with Isis, we may be required to pay additional downstream payments contingent on revenue exceeding certain thresholds. Previously, we had the exclusive rights for Isis global intellectual property for noninvasive prenatal genetic diagnostic testing on paternally inherited fetal nucleic acids derived from maternal plasma or serum. These patents became a part of the patent pool as a result of the Pooled Patents Agreement with Illumina.

Suppliers
We purchase products and materials used in our tests from a number of suppliers. For certain products and materials we rely on a limited number of suppliers or a single supplier. For example Illumina is the sole supplier of sequencers and certain consumables for our MaterniT21 PLUS test and those products, as well as other components and materials used in our products supplied by other suppliers, have lead times of several months. Therefore, for certain critical components, we utilize mitigation strategies such as, maintaining an inventory of safety stock on our own premises in an effort to minimize the impact of an unforeseen disruption in supply from our suppliers. The supply of sequencers and consumables from Illumina is provided under our Supply Agreement with Illumina as described above under the heading “The Illumina Agreements.”
Customer Concentration
We consider the ordering physicians and client laboratories to be our customers, and we have no single customer who accounted for over 10% of our revenue. However, hundreds of third-party payors have reimbursed us for one or more of our tests. At a third-party payor level one single payor represented more than 10% of total revenue, accounting for $17.4 million, or 11% of revenue in 2014 and $25.0 million or 21% of revenue in 2013. Another payor accounted for $12.6 million or 11% of revenue in 2013.
Seasonality
Prenatal testing rates are the lowest in the late summer months based on government monthly birthrate data which shows that the number of tests in the third quarter may vary by 3% to 5% compared to other periods. Our business is also subject to fluctuations in volume throughout the year as a result of physician practices being closed for holidays or vacations by physicians and patients which tends to negatively affect our volumes more during the late summer months and during the end of year holidays compared to other times of the year. Our reimbursed rates and cash collections are also subject to seasonality. Patient deductibles generally reset at the beginning of each year which means that patients early in the year are responsible for a greater portion of the cost of our tests, and we have lower collection rates from individuals than from third-party payors. For those payors on accrual accounting, we lower our estimated revenue in the first quarter to reflect the lower percentage expected from the third party payors. We record the patient portion when the payment is received. The effects of these seasonal fluctuations in prior periods may have been obscured by the growth of our business.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts to support our proprietary technologies and products.
We have an ongoing program of patent development and acquisition strategy, including in-licensing, designed to facilitate our research and development and commercialization of current and future products and services. Our patent portfolio, including in-licensed patent rights, totals more than 335 issued or allowed patents and more than 425 pending patent applications in the United States and other major industrial nations throughout the world. Our issued patents expire at various times between 2018 and 2034.
Our prenatal diagnostic patent portfolio includes exclusive and non-exclusive rights to numerous owned and in-licensed issued patents and pending patent applications. These patents and patent applications cover methods of detecting and analyzing fetally-derived nucleic acids in maternal serum, plasma, and other samples, DNA sequencing-based methods of detecting fetal aneuploidy, methods of analyzing the methylation status of fetal nucleic acids to differentiate it from maternal nucleic acids, and various DNA and RNA markers which may be useful in detecting and diagnosing various fetal disorders, such as Down syndrome or other maternal disorders, such as preeclampsia.
Our prenatal diagnostic patent portfolio includes U.S. Patent Nos. 6,258,540, 6,927,028, and 6,664,056, and foreign equivalents. As described above, we purchased U.S. Patent No. 6,258,540, entitled “Noninvasive Prenatal Diagnosis” and its foreign equivalents from Isis and expires in 2018. This patent is the subject of legal proceeding as described in Item 3 of this Report. We in-licensed U.S. Patent Nos. 6,927,028 and 6,664,056 and their foreign equivalents and those patents relate to methods of differentiating DNA between individuals based on methylation differences and methods for determining the sex of a human fetus using messenger RNA. The ‘028 and ‘056 Patents and their foreign equivalents expire in 2021 and 2022. Our prenatal diagnostic patent portfolio also includes issued patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing.” This patent claims novel methods for detecting fetal aneuploidy using massively parallel sequencing and was the first patent filing made in the EPO directed to such novel methods. Pending patent applications covering the use of cell-free fetal nucleic acids from biological samples for prenatal diagnostic testing by massively parallel sequencing, include pending U.S. patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and pending U.S. patent application nos. 13/070,266 (publication no. US2012/0003637), 13/070,275 (publication no. US2011/0318734), 13/417,119 (publication no. US2012/0208708), and 12/178,181 (publication no. US2009/0029377), each entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing," and pending foreign equivalents. All patents and patent applications discussed in this paragraph became a part of the patent pool as a result of the Pooled Patents Agreement with Illumina as described above under the heading “The Illumina Agreements” and some are involved in legal proceedings as described in Item 3 of this Annual Report.
Our success depends to a significant degree upon our ability to continue to develop proprietary products and technologies, to identify and validate useful genetic markers and to thoroughly understand their associations with disease, and to in-license desirable or necessary intellectual property as appropriate. We intend to continue to file patent applications as we develop new products and methods for nucleic acid analysis and as we develop diagnostic and molecular medicine related technology and products. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is therefore uncertain. The laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of genetics, molecular biology, and prenatal and molecular diagnostics that are of interest to us. For example, In 2013, the U.S. Supreme Court decided the case Association for Molecular Pathology v. Myriad Genetics, 133 S. Ct. 2107 (2013) (No. 12-398), a case that held that, “A naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring.”  This Supreme Court decision, and other Supreme Court and lower Federal Court decisions interpreting and/or limiting the scope of patentable subject matter under 35 U.S.C. § 101, as well as the new examination guidelines from the U.S. Patent and Trademark Office issued in 2014 (i.e., the 2014 Interim Guidance on Patent Subject Matter Eligibility (Interim Eligibility Guidance) for USPTO personnel to use when determining subject matter eligibility under 35 U.S.C. 101 in view of recent decisions by the U.S. Supreme Court), have made it more difficult for patentees to obtain and/or maintain patent claims in the United States that are directed to biotechnology-related subject matter, as claims to that subject matter are often perceived to recite or involve Laws of Nature/Natural Principles, Natural Phenomena, and/or Natural Products. There can be no assurance that patents will issue from any of our patent applications. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection.
Competition
We face competition from various companies developing and commercializing diagnostic assays, and from various companies researching and developing prenatal diagnostic technology.
In the molecular diagnostics business, including the noninvasive prenatal diagnostic market, some of our LDTs are based on detection of ccff nucleic acid in maternal plasma. Our competition arises from other parties using the same or similar methods as well as alternative methods of noninvasive prenatal diagnostics such as fetal cell purification from maternal blood and trophoblast purification from cervical swabs, fetal cell approaches, and other sequencing approaches. Principle competitors and potential competitors include Ariosa Diagnostics as part of Roche, Inc., Beijing Genomics Institute, Celula Inc., Laboratory Corporation of America Holdings, Inc., Natera, Perkin Elmer, Inc., Quest Laboratories, Verinata as part of Illumina and others. To the extent our competitors are licensed to utilize the pooled intellectual property in the Pooled Patents Agreement, we would receive royalty revenue.
Research and Development
We believe that investment in research and development is essential to establishing a long-term competitive position as a provider of diagnostic testing services.
During 2014, we conducted most of our research and development activities at our facilities in San Diego, California. Our research and development capabilities are augmented by advisory and collaborative relationships with others.
Our research and development initiatives during 2014 were primarily focused on our continuing development, automation and cost optimization of Sequenom Laboratories' MaterniT21 PLUS test for fetal aneuploidies and other genetic abnormalities, the expansion of our test prenatal test menu with enhanced content beyond fully trisomies as well as the development and introduction of VisibiliT. Our research and development expenses for the years ended December 31, 2014, 2013 and 2012, were $25.0 million, $38.7 million, and $40.2 million, respectively.
Our ongoing research and development activities are distributed between sustaining projects for existing products, cost-improvement projects, projects focused on new products in the prenatal care continuum as well as projects to develop oncology as a new market for the Company.
Government Regulation
Regulation by governmental authorities in the United States and other countries will be a significant factor in the development, testing, production and marketing of IVD tests, including tests that may be developed by us or our corporate partners, collaborators or licensees. An IVD test developed by us or our collaborators may require regulatory approval by governmental agencies prior to commercialization. Tests that we develop in the diagnostic markets, depending on their intended use, may be regulated as medical devices by the FDA and regulatory agencies or bodies of other countries. In the United States, an IVD test may require either approval through the Premarket Approval process, or PMA, or Premarket 510(k) notification process from the FDA prior to marketing in the United States. The 510(k) notification process usually takes from three to six months from submission to clearance, but can take significantly longer. The PMA approval process is much more costly, lengthy, and uncertain and generally takes from nine to eighteen months from submission to approval, but can take significantly longer. The receipt and timing of regulatory clearances or approvals for the marketing of such IVD tests may have a significant effect on our future revenue. Various federal and state regulations also govern or influence the manufacturing, safety, labeling, storage, registration, listing, record keeping, adverse event reporting, import, export and marketing of IVD tests.
As mentioned above, our strategy focuses on capitalizing on our potential in molecular diagnostics markets with various diagnostic tests. Our approach involves the development and launch of LDTs as a testing service to physicians. We are responsible for the development, performance validation, and commercialization of the testing service. Such LDTs, which are performed exclusively by us using processes developed by us, are under the purview of the Centers for Medicare & Medicaid Services, or CMS, under CLIA and state agencies that provide oversight of all laboratory testing (except research) performed on human specimens in the United States to ensure the accuracy and reliability of laboratory testing. To date, the FDA has exercised its enforcement discretion to not regulate LDTs, as LDTs are developed and used by a single laboratory and not sold to other laboratories or health care professionals. On July 31, 2014 the FDA notified the U.S. Congress of its intent to issue draft guidance on regulation of LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft guidance includes pre-market review for higher-risk LDTs, like those used to guide treatment decisions, including companion diagnostics that have entered the market as LDTs. The final regulation would be phased in over many years. On September 30, 2014, the FDA posted on its website draft guidance on regulation of LDTs, maintaining a ‘risk-based’ approach outlined in its notice to U.S. Congress on July 31, 2014.  The published draft guidance is identical to the congressional notification.  On October 3, 2014, the FDA published notices in the Federal Register formally announcing the release of the draft guidance and the beginning of a 120-day public comment period, with final guidance potentially issued in the March-April 2015 timeframe.
Hazardous Materials
Our research and development activities involve the controlled use of hazardous materials and chemicals; however, the concentration and volumes of these chemicals are limited. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and chemicals, as well as certain waste products.
Clinical Laboratory Improvement Amendments of 1988 and State Regulation
We and any other CLIA-certified laboratories that we may collaborate with are subject to CLIA regulations, which regulate all clinical laboratories that perform testing (except research) on human specimens by requiring that they be certified by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. We hold a CLIA certification to perform high complexity testing. CLIA compliance and certification is a prerequisite to be eligible to bill for services provided to governmental health care program beneficiaries. Sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory's ability to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on our business.
CLIA-certified laboratories must undergo on-site surveys at least every two years, which may be conducted by the federal CLIA program or by a private CMS approved accrediting agency, such as CAP, among others, and may be subject to additional random inspection. We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls and/or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania, and Rhode Island, each require that we obtain and maintain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. CLIA does not preempt state laws that have established laboratory quality standards that are at least as stringent as federal law, which currently includes Washington and New York State. Sequenom Laboratories is a permitted laboratory in New York State for several of its LDTs. Potential sanctions for violation of state statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations.

Coverage and Reimbursement of Clinical Laboratory Services
Coverage and reimbursement of our tests by government and private payors is essential to our commercial success. Clinical laboratory testing services, when covered by government payors, such as Medicare and Medicaid in the United States, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare in the United States, payment is generally made under the Clinical Laboratory Fee Schedule ("CLFS") with amounts assigned to specific procedure billing codes. In recent years, federal legislation has mandated cuts to the clinical laboratory fee schedule, and levels of reimbursement may continue to decrease in the future, which may harm the demand for and reimbursement available for our tests, which in turn, could harm pricing and sales. In addition, CMS implemented a new set of CPT codes applicable to molecular diagnostics tests in 2013 without a fee schedule, and these coding changes negatively affected our test pricing and reimbursement. Further, CMS implemented a new CPT code specific for MaterniT21 PLUS procedure, which became effective January 2015. The fee schedule, once determined, may negatively affect our test pricing and reimbursement. The payment amounts under the Medicare CLFS are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of reductions in the CLFS, certain third party payors may also reduce reimbursement amounts.
The U.S. government and other governments have shown significant interest in pursuing health care reform and reducing health care costs. Any government-adopted reform measures could cause significant pressure on the pricing of health care products and services, including our MaterniT21 PLUS test and our other LDTs, in the United States and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors.
Privacy and Security of Health Information
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and final omnibus rules, were issued by HHS to protect the privacy and security of protected health information used or disclosed by health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties. In addition to federal privacy regulations, there are a number of state and international laws governing confidentiality of health information that are applicable to our operations.
We developed policies and procedures to comply with these regulations by the respective compliance enforcement dates and continually review and update these policies and procedures. The requirements under these regulations may change periodically and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements.
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
Employees
As of February 10, 2015, we employed 448 persons, of whom 38 hold Ph.D. or M.D. degrees and 52 hold other advanced degrees. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.

Executive Officers
Our executive officers, their positions with us, and their ages as of February 10, 2015 are as follows:

Name	Age	Position
William Welch	53	Chief Executive Officer and Director
Carolyn D. Beaver	57	Chief Financial Officer
Jeffrey D. Linton	51	Senior Vice President, General Counsel, and Secretary
Dirk van den Boom, Ph.D.	44	Chief Scientific and Strategy Officer
Robin Weiner	59	Senior Vice President, Corporate Governance and Regulatory Affairs
William Welch, M.B.A. Mr. Welch has served as our Chief Executive Officer since June 2014. Previously, he served as our President and Chief Operating Officer since December 2012 and served as our Senior Vice President, Diagnostics, from January 2011 to December 2012. Prior to Sequenom, Mr. Welch was a consultant to molecular diagnostic companies in the personalized medicine sector. From August 2005 to September 2009, Mr. Welch was Senior Vice President and Chief Commercial Officer at Monogram Biosciences, or Monogram, a bioscience laboratory services company. Prior to Monogram, Mr. Welch held commercial management positions at La Jolla Pharmaceuticals and Dade Behring MicroScan. Mr. Welch entered the healthcare field with Abbott Laboratories where he held progressive management positions, including General Manager. Mr. Welch received his M.B.A from Harvard University and a B.S. with honors in chemical engineering from the University of California, Berkeley.
Carolyn D. Beaver, CPA. Ms. Beaver has served as our Chief Financial Officer since June 2014. Previously she served as our Vice President and Chief Accounting Officer since June 2012. Ms. Beaver was previously Corporate Vice President and Controller of Beckman Coulter, Inc., a biomedical laboratory instrument and test company, from August 2005 until June 2012, and was named Chief Accounting Officer in October 2005 until July 2011, following the acquisition of Beckman Coulter, Inc. by Danaher Corporation. She served as interim Chief Financial Officer from July 2006 through October 2006. Ms. Beaver was a director of Commerce National Bank, Newport Beach, California, chair of its audit committee and a member of its asset/liability committee from 2005 until the bank was acquired in 2013. Ms. Beaver was an audit partner with KPMG LLP from 1987 to 2002. Ms. Beaver received a B.S. in Business Administration, magna cum laude, from California State Polytechnic University, Pomona, California.
Jeffrey D. Linton, J.D. Mr. Linton has served as our Senior Vice President, General Counsel and Secretary since September 2014. Before joining Sequenom, Mr. Linton was Senior Vice President and General Counsel at Beckman Coulter, Inc. from July 2011 to September 2014. Prior to that, he was Vice President, Deputy General Counsel from September 2008 to July 2011. Before joining Beckman Coulter, Mr. Linton was President of the research products and services division of Serologicals Corporation, a company that developed, manufactured and sold life science research products and technologies, diagnostic kits and drug discovery services. Before that role, he served as Vice President, Corporate Business Development and General Counsel at Serologicals from October 2000 to April 2003. He has held various other positions in law, government and public affairs and human resources. Mr. Linton earned a B.A., magna cum laude from Butler University and a J.D., cum laude from the University of Notre Dame Law School.
Dirk van den Boom, Ph.D. Dr. van den Boom has served as the Chief Scientific and Strategy Officer since June 2014. Previously he served as our Chief Scientific Officer from January 2014 to June 2014, Executive Vice President, Research and Development and Chief Technology Officer from December 2012 to January 2014. Senior Vice President of Research and Development from August 2010 to January 2012 and Vice President, Research and Development from October 2009 to August 2010. Dr. van den Boom joined Sequenom in 1998 in the company's Hamburg offices, subsequently serving in various management roles within our research and development department. Dr. van den Boom has co-authored more than 50 scientific articles and is inventor on 48 patents/patent applications. Dr. van den Boom received his Ph.D. in Biochemistry/Molecular Biology from the University of Hamburg where he focused on various aspects of nucleic acid analysis with mass spectrometry.
Robin Weiner, M.B.A. Ms. Weiner has served as our Senior Vice President, Corporate Governance and Regulatory Affairs since October 2010. Prior to joining us, Ms. Weiner was an independent regulatory consultant to biotechnology companies, focusing on regulatory strategy, product submissions and quality management systems. From 2004 to 2007, Ms. Weiner served as Vice President Regulatory and Government affairs at Biosite Incorporated, a medical device company, and was responsible for leading Biosite's worldwide product approvals and regulatory compliance activities. Before that role, she served as Vice President, Clinical and Regulatory Affairs at Quidel Corporation. She has held various other positions in clinical, regulatory and quality assurance. Ms. Weiner received her M.B.A. from National University and a B.A. from the University of California, San Diego.

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
We may not be able to continue to generate significant revenue from any of the tests we have commercialized including the MaterniT21 PLUS test or any test that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests, including the MaterniT21 PLUS test. We have committed significant research and development resources for the development and validation of tests and we have likewise invested significant research and development resources for its potential future diagnostic products. There is no guarantee that we will successfully maintain our current revenues or generate additional revenues or significant revenues from any of our testing services, including the MaterniT21 PLUS test, or any other testing services that we plan to launch in the future. We have launched testing services for prenatal fetal chromosomal abnormalities, CF carrier screening, noninvasive prenatal Rhesus D genotyping, and risk assessment of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. The MaterniT21 PLUS test, which was originally launched in October 2011, detects fetal chromosomal abnormalities. The VisibiliT test, launched in 2014 is a risk score assay for the detection of increased representation of chromosomes 21 and 18. If we, or our partners, are not able to continue to successfully market or sell noninvasive prenatal diagnostic tests or successfully market or sell other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate or maintain significant revenues from the sale of such tests or testing services. A number of factors could impact our ability to continue to sell noninvasive prenatal diagnostic tests or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

•
the availability of alternative and competing tests or products, such as those using targeted sequencing based or single nucleotide polymorphism (SNP) based approaches for NIPT to detect fetal chromosomal aneuploidies, or other approaches that may have a lower cost of goods and/or be less expensive to perform compared to the MaterniT21 PLUS test or our other tests, and which in turn may result in lower prices offered by competitors;

•	technological innovations or other advances in medicine that cause our technologies to be less competitive;

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay and uncertainty related to changes in CPT codes and uncertainty regarding payor adoption of and reimbursement rates for new gene sequencing related CPT codes that took effect in January 2015;

•	payors and/or patients may not pay for services;

•	payors may seek to reduce the use of our services by ordering physicians;

•
our ability to establish and maintain sufficient intellectual property rights in our products, including our ability to overturn the U.S. District Court for the Northern District of California’s order ruling our ‘540 Patent to be invalid, and our ability to ultimately enforce the ‘540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the ability to implement and maintain controls and risk management measures as appropriate;

•	reliance on Sequenom Laboratories, which is subject to routine governmental oversight and inspections for continued operation pursuant to CLIA to process tests ordered by physicians;

•
our ability to establish and maintain adequate infrastructure to support the continued commercialization of the MaterniT21 PLUS test and other testing services, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems including the laboratory information management system, or LIMS, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	compliance with federal, state and foreign regulations governing laboratory testing on human specimens;

•	the marketing and sale of research use only or other tests;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of noninvasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and any laws regulating prenatal testing;

•	the extent and success of our sales and marketing efforts and ability to drive continued adoption of our testing services, including the MaterniT21 PLUS test and the VisibiliT test;

•	the extent to which payors and health care providers may limit or deny the addition of new laboratory-developed test service providers to their programs;

•	general changes or developments in the market for women's and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to license and protect our patented technologies and our other technologies.

We may not be able to collect all or any of the estimated range of $31 million to $34 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Our business is substantially dependent on our ability to obtain reimbursement for our LDTs, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors. As of December 31, 2014, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $31 million to $34 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact our ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If we are unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies have asserted, and may again assert, patent, copyright or other intellectual proprietary rights against our tests or tests using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted and may in the future result in lawsuits being brought against us and/or our customers, and could negatively affect demand for our tests, particularly the MaterniT21 PLUS test, and our ability to maintain existing, or enter into new, agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our tests, technologies or activities, in particular our tests (including the MaterniT21 PLUS test) from which we derive and expect to continue to derive almost all of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such test from the market or we could be required to redesign such test, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the use of our technologies by our customers and licensees or their customers, which in turn could harm our relationships with our customers, our market share and our revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.

Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include U.S. Patent No. 6,258,540 pr the 540 Patent, currently ruled invalid by the U.S. District Court for the Northern District of California and appealed to the U.S. Court of Appeals for the Federal Circuit, and foreign equivalents, which we have purchased from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing. Such patent rights also include U.S. patents and patent applications, and their foreign equivalents, which we have rights to under the Pooled Patents Agreement with Illumina. Such patent rights also include U.S. and foreign patents and patent applications in-licensed from the Chinese University of Hong Kong, or CUHK, or in-licensed from other third-party entities.
Our patent applications or those of our licensors may not result in the issuance of patents in the U.S. or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the ‘540 Patent is invalid will impact the competitive landscape (as we have been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring tests or products to the market that directly compete with our own, including the MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. See Item 3 of this Report for a discussion of legal proceedings affecting our patents and patent applications.
Competitors may develop products or tests similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we have initiated interference and inter partes review proceedings, and we may initiate oppositions, reexaminations, or litigation against others. However, these activities are expensive, take significant time and divert management's attention from other business concerns. We may not prevail in these activities. If we are not successful in these activities, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize any of our tests that are dependent upon such technologies, including the MaterniT21 PLUS test. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. In 2013, the U.S. Supreme Court decided the case Association for Molecular Pathology v. Myriad Genetics, 133 S. Ct. 2107 (2013) (No. 12-398), a case that held that, “A naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring.”  This Supreme Court decision, and other Supreme Court and lower Federal Court decisions interpreting and/or limiting the scope of patentable subject matter under 35 U.S.C. § 101, as well as the new examination guidelines from the U.S. Patent and Trademark Office issued in 2014 (i.e., the 2014 Interim Guidance on Patent Subject Matter Eligibility (Interim Eligibility Guidance) for USPTO personnel to use when determining subject matter eligibility under 35 U.S.C. 101 in view of recent decisions by the U.S. Supreme Court), have made it more difficult for patentees to obtain and/or maintain patent claims in the United States that are directed to biotechnology-related subject matter, as claims to that subject matter are often perceived to recite or involve Laws of Nature/Natural Principles, Natural Phenomena, and/or Natural Products. No consistent policy has emerged from the USPTO, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the USPTO and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.
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
For example, Illumina, is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test. The supply of sequencers and consumables to Sequenom Laboratories is provided under the Supply Agreement, pursuant to which we and our affiliates will purchase various products from Illumina, which we and they will be able to use for NIPT as well as for other clinical and research uses. The Supply Agreement has a term of five years. Upon the expiration of the Supply Agreement, we face risk and uncertainty regarding our ability to renew the supply agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations.
We depend on third-party products and services and limited sources of supply to develop and perform its tests.
We rely on outside vendors to supply certain products, components and materials used in our test services. Illumina is the sole supplier of sequencers and certain consumables for the MaterniT21 PLUS and the VisibiliT test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that we are using for the MaterniT21 PLUS and the VisibiliT test, including whether such sequencers and consumables will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we need for our tests. In the event that demand for our tests declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business.
Many other products, components and materials, including blood collection tubes for the MaterniT21 PLUS and the VisibiliT test and components of the MassARRAY System that is currently used for the CF carrier screen, fetal Rhesus D genotyping test and RetnaGene AMD test, are obtained from a single supplier or a limited group of suppliers and some also have lead-times of several months.
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
Certain of our LDTs, including the MaterniT21 PLUS test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, or reimbursement may be significantly delayed, due to changes in CPT codes, or otherwise, which may limit the demand for these tests by physicians and their patients.
Certain of our current LDTs, or future tests which we intend to launch as a testing service, may not be deemed medically necessary or may otherwise not be subject to reimbursement by payors, which could affect demand for such tests by physicians.
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
In the U.S. the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, codes, which are necessary for us, and our customers, to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS in turn establishes payment levels and coverage rules under Medicare, and private payors establish rates and coverage rules independently. We cannot guarantee that any of our tests are or will be covered by the CPT codes that we believe may be applied to them or that any of our tests or other products will be approved for coverage or reimbursement by Medicare, Medicaid or any third-party payor. Our tests and the CPT codes we use may not qualify for Medicaid reimbursement in any or all of the 50 states.
In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, was implemented on January 1, 2015.  We cannot guarantee that this new code will help facilitate the reimbursement process or reduce the time required for third-party payors to process claims. When CMS recommends new codes typically the gap fill process is used in establishing a new code rate; however we cannot guarantee that such process will be used. These coding changes and lack of a CMS fee schedule have negatively affected and may continue to negatively affect our product pricing and the amount of and timing of payor reimbursement. We cannot guarantee that the issuance of the new code will improve our product pricing or the amount of and timing of payor reimbursement.
Under the Pooled Patents Agreement, if Illumina is not able to license additional laboratories, collect test fees or develop in-vitro diagnostic kits for NIPT, our revenues, net earnings, cash flow and profitability could be negatively affected.
Under the Pooled Patents Agreement, Illumina has exclusive worldwide rights to license the pooled patent rights to third-party laboratories to develop and sell their own laboratory-developed NIPT tests.  We, Illumina and our respective licensees will pay a per-test fee into the pool for laboratory-developed NIPT tests, which will be shared between Illumina and us.  We cannot guarantee that Illumina will be successful in licensing the pooled intellectual property to additional third-party laboratories and generating additional test fees.  Also, we have no control over how many laboratory-developed NIPT tests Illumina will sell or over Illumina’s collection of test fees from its licensees.  To the extent Illumina is unsuccessful in selling its own laboratory-developed NIPT tests, obtaining additional third-party licensees under the pooled patent rights and/or collecting a test fee from such licensees, our revenues, net income, cash flow and profitability could be negatively affected.
In addition, under the Pooled Patents Agreement, Illumina has exclusive worldwide rights under the pooled patent rights to develop and sell in-vitro diagnostic kits for NIPT and to license others to do so.  Illumina will pay royalties to us for sales of in-vitro diagnostic kits for NIPT by Illumina and such licensees.  We have no control over when, if ever, Illumina will develop and sell in-vitro diagnostic kits for NIPT or license others to do so.  If Illumina and its licensees fail to develop and sell in-vitro diagnostic kits for NIPT, we will not collect any royalties from Illumina which could negatively affect our revenues, net income, cash flow and profitability.
Under the Pooled Patents Agreement, if Illumina fails to effectively control prosecution, maintenance and enforcement of the pooled patent rights, the value of the pooled patent rights may be diminished and/or we may need to incur significant unexpected legal costs which may adversely impact our financial condition.

Under the Pooled Patents Agreement, Illumina will control prosecution, maintenance and enforcement of the pooled patent rights, and we will be responsible for paying a portion of the costs thereof.  We have no control over these costs.  We will continue to control, at our sole cost, the prosecution, maintenance and enforcement of the patents we purchased from Isis including the ‘540 patent.  If Illumina fails to prosecute, maintain and/or enforce any of the pooled patent rights, the scope and value of the pooled patent rights may be diminished, and the revenues that we receive from our share of the test fees may be reduced.  We have the right to assume control of the enforcement of certain of the pooled patent rights if Illumina fails to do so. If we do assume control of enforcement of any of the pooled patent rights, we cannot guarantee that we will be successful in our efforts and the scope and value of the pooled patent rights may be diminished. In addition, our assumption of such control of enforcement of any of the pooled patent rights will cause us to incur significant unexpected legal costs which may adversely impact our financial condition.
The minimum payments we expect to receive under the Pooled Patents Agreement may be reduced which could negatively impact our cash flow and profitability.
Under the Pooled Patents Agreement, we are entitled to receive certain minimum annual payments from Illumina.  In certain circumstances, the amount of these minimum payments may be reduced.  These circumstances include a reduction in the average amount of the test fees collected, Illumina’s enforcement of the pooled patents and the impairment or diminution in value of the pooled patent rights. We have no control over these circumstances and, should such circumstances occur, it could have a negative impact on our cash flow and profitability.
Our failure to establish enrollment in and obtain favorable payment policies from state Medicaid programs could result in a substantial portion of our services being unreimbursed and adversely affect our results of operations and financial condition.
We have established enrollment in many state Medicaid programs. However, even though we are enrolled in many state Medicaid programs, we are not receiving reimbursement or are receiving lower than expected reimbursement in most of those states. In mid-2013 it became apparent that most states still did not have appropriate procedure codes incorporated into their payment system for reimbursement for molecular tests, and we initiated efforts to reduce the volume of Medicaid tests from those states. At the same time, we increased our efforts to put reimbursement pathways in place with each state, and work with the AMA to get a specific CPT code for the MaterniT21 PLUS test. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, which was implemented on January 1, 2015, however it is not exclusive to the MaterniT21 PLUS test. In those states where we are not enrolled in the Medicaid system, we do not receive reimbursement for our tests. If we are unable to receive reimbursement, or adequate reimbursements under state Medicaid programs, our opportunity for future revenues would be reduced, which would adversely affect our results of operations and financial condition.
Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenues, cash flow and profitability. We may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our molecular diagnostic tests.
Billing for clinical laboratory testing services is complex. We generally bills third-party payors for our testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. We may also face an increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to our testing service, which could adversely affect our business, results of operations and financial condition. We began internal billing operations on May 1, 2013. Among the factors complicating our billing of third-party payors are:

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
Continued evolution of the U.S. health care reform law could adversely affect our business, profitability and stock price and prevent the commercial success of the MaterniT21 PLUS test.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety.
The PPACA includes expansions of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance. As discussed below, enforcement of any of these laws against our company could harm our business.
It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of additional government-sponsored health care insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for diagnostic tests like ours, including the MaterniT21 PLUS test. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
Any health care reform measures adopted by the U.S. government and other governments could cause significant pressure on the pricing of health care products and services, including the MaterniT21 PLUS test, in the U.S. and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce health care costs may compromise our ability to set prices at commercially attractive levels for our tests, including the MaterniT21 PLUS test, and other diagnostic tests that we may develop. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve profitability.
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
If our laboratory facilities are damaged, our business would be seriously harmed.
We operate laboratory facilities in San Diego, California, Grand Rapids, Michigan, and Raleigh-Durham, North Carolina. Damage to our facilities due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and processing of our test services. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.
We must comply with stringent CLIA requirements to operate, and have limited capacity and infrastructure. Our ability to successfully develop and commercialize tests and to generate revenues will depend on our ability to successfully operate our CLIA-certified laboratory, establish and maintain necessary capacity, and maintain required regulatory licensures.
Sequenom Laboratories, a CLIA-certified and CAP-accredited laboratory, has developed, validated and commercialized five laboratory-developed tests to date. For future tests, if we are unable to successfully develop and validate any new tests that we intend to commercialize we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in our infrastructure, and believe that we have sufficient infrastructure and capacity for near-term demand, it is possible that we may not have adequate infrastructure and capacity in place to meet longer term future demand for our currently launched testing services or for the demand of future tests that we develop. Our ability to successfully develop and validate tests will depend on our ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that we will have sufficient resources to continue our operations and maintain our licenses. We currently perform the MaterniT21 PLUS test in our San Diego, California, and Raleigh-Durham, North Carolina, facilities. We face risk in relying upon two laboratory locations to meet demand for, perform, and generate revenues from the MaterniT21 PLUS test. Reliance upon two facilities presents risk to our operations in the event that one or both facilities' capacity is exceeded, or one or both facilities experiences production problems or delays.
CLIA requirements are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Potential sanctions for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency, such as CAP, among others. Sequenom Laboratories is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain and maintain licenses from states where required, it will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as the CLIA requirement's. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.
If we fail to maintain compliance with the CLIA requirements, CMS or state agencies could require us to cease our testing services, including the MaterniT21 PLUS test. Even if it were possible for us to bring our laboratory back into compliance after failure to comply with such requirements, we could incur significant expenses and potentially lose revenues in doing so.
Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services could adversely affect the results of our operations and adversely impact our reputation.
The provision of clinical testing services, including the MaterniT21 PLUS test, and related services, and the marketing of those services involve certain inherent risks. The services that we provide and markets are intended to provide information for health care providers in providing patient care. Therefore, users of such services may have a greater sensitivity to errors than the users of services that are intended for other purposes, such as research.
Performance defects, incomplete process controls, unexpected failure modes, unanticipated use of Sequenom Laboratories' services, or inadequate disclosure of information (including associated risks or limitations) relating to the use of the services can lead to injury or other adverse events, including laboratory operation disruptions, delays, or incorrect clinical testing results. These events could lead to safety alerts relating to our services (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of services from the market. Any removal of services could result in significant costs as well as negative publicity that could reduce demand for our test services. Personal injuries relating to the use of our services can also result in product liability claims being brought against us.
Our operating results may fluctuate significantly.
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•
our success in developing, marketing, and selling, and changes in demand for our diagnostic testing services, including the MaterniT21 PLUS test, and the level of reimbursement and collection obtained for these tests;

•	the pricing of our diagnostic testing services, and the timing and pricing of new diagnostic testing service offerings, and those of our competitors;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability, if necessary, to raise additional capital;

•	the amount of royalties that we are required to pay to third parties in connection with the sale of certain of our testing services;

•	our success in collecting payments from third-party payors, customers, and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•
our ability to identify and develop in a cost-efficient manner new services, such as noninvasive prenatal and other diagnostic technologies, our ability to improve current services to increase demand for such services and the success of such products and improvements;

•
our ability to establish and maintain sufficient intellectual property rights including our ability to overturn the U.S. District Court for the Northern District of California’s order ruling the ‘540 Patent to be invalid, and our ability to ultimately enforce the 540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

•
the potential need to acquire licenses to new technology, including genetic markers that may be useful in diagnostic applications, or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with licenses we may need to acquire;

•
our research and development progress, including our ability to develop and validate improved or new tests, , particularly in our expanded field of oncology, and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the hardware platforms and consumables, including reagents and related components and technologies, used by us to perform our tests;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies and/or alternative suppliers; and

•	the amount of any legal expenses, settlement payments, fines or damages arising from patent litigation or any future litigation.

The absence of or delay in reimbursement for our testing services and generating revenues has had, and will continue to have, a significant adverse effect on our operating results from period to period and will result in increased operating losses unless and until such reimbursement is established, at sufficient levels to cover our costs. Our internationally derived revenues and operating results are also difficult to predict because they depend upon the activities of our licensees in numerous countries.
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
Our total consolidated long-term debt and obligations as of December 31, 2014, which includes the 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes, was $139.7 million and represented approximately 129% of our total capitalization as of that date.
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
Our cash, cash equivalents, and current marketable securities were $93.9 million as of December 31, 2014. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from the Pooled Patents Agreement will be sufficient to fund our operating expenses and capital requirements through the next twelve months. We are continuing to expand our operations following commercialization of the MaterniT21 PLUS test and our research and development activities related to improvements to current tests and expansion of our test menu, particularly in our expanded field of oncology, may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Our current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for us to retain significant commercial success for the MaterniT21 PLUS test. If we are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we may not be able to expand geographically, increase sales of the MaterniT21 PLUS test or successfully commercialize any future tests or products that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
We may need to raise additional funds in the future to support expanding commercialization of the MaterniT21 PLUS test and continued development and commercialization of our proprietary technology, particularly in our expanded field of oncology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities.
The amount of additional funds we may need depends on many factors, including:

•	the degree to which our costs and expenses exceed our revenues;

•	our success selling, marketing and generating revenues from the MaterniT21 PLUS test and the level of reimbursement and collections from third-party payors;

•
our success in selling, marketing and generating revenues from our testing services for CF carrier screening, fetal Rhesus D genotyping, and AMD, and the level of reimbursement and collections from third-party payors for these and future tests;

•	the level of our selling, general, and administrative expenses;

•	our obligation to pay royalties to third parties in connection with the sale of our tests;

•
our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including molecular diagnostics, noninvasive prenatal diagnostic technology, oncology and the acquisition and/or licensing of third-party intellectual property rights;

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our success in obtaining regulatory clearance or approval, if applicable, to market any of our testing services in various countries, including the U.S.;

•	our success in validating additional laboratory-developed tests and the levels of clinical performance achieved;

•	our success either alone or in collaboration with our partners in launching and selling additional diagnostic testing services, particularly in our expanded field of oncology;

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

Additional financing may not be available in amounts or on terms satisfactory to us or at all. General market conditions, the market price of our common stock, our financial condition, uncertainty about the successful commercialization and development of diagnostic tests, particularly in our expanded field of oncology, regulatory developments, the uncertainty regarding the results of ongoing litigation matters, the status and scope of our patent rights or other factors may not support capital raising transactions. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain sufficient additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of our testing services, to cease or reduce certain research and development projects, to sell, license or otherwise dispose of some or all of our technology or assets, to merge all or a portion of our business with another entity or we may not be able to continue as a going concern. If we raise additional funds by selling shares of our capital stock (or otherwise issue shares of our capital stock or rights to acquire share of our capital stock), the ownership interest of our current stockholders will be diluted.
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
Quarterly revenues may be difficult to predict.
We may be unable to accurately predict quarterly revenues relating to the MaterniT21 PLUS test and our other tests due to relatively recent changes in billing codes and adoption and implementation of billing codes by payors and uncertainties related to the PPACA. If our quarterly or year-end revenues fall below the expectations of securities analysts and investors, our stock price may decline.
Uncertainty regarding the development of new tests, including our plans to develop tests in the field of oncology, could materially adversely affect our business, financial condition, and results of operations.
We are continuing to focus research and development efforts on tests, in addition to improvements and additions to current tests, including the MaterniT21 PLUS test. We will look to develop an oncology testing service based on our research and technology capabilities to be used initially for research and potential future clinical studies. Our plans for 2015 are to continue to research, develop and commercialize tests for prenatal genetic disorders and diseases, women's health-related disorders and diseases, and for oncology. The launch of any other test will require the completion of certain clinical development and commercialization activities, and may include the efforts of collaborative partners on which we sometimes rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other test or diagnostic test or that we will be able to establish or maintain the collaborative relationships (if any collaborators are involved) that are essential to our clinical development and commercialization efforts. We have limited experience in the field of oncology and we cannot guarantee that our research and development activities will be successful in developing any marketable oncology testing service. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient specimens and we may not be able to use prior collected specimens or collect a sufficient number of appropriate specimens in a timely manner in the future to complete clinical development for any planned test. Patient specimens for clinical development for noninvasive prenatal tests may be unavailable or available only in limited quantities due to an increased number of competitive parties seeking such specimens. Also, as noninvasive testing increases in demand and invasive testing (such as amniocentesis) potentially declines over time, less patient specimens for clinical development become available that include confirmatory data from an invasive procedure such as amniocentesis. Failure to possess or to collect a sufficient number of appropriate specimens in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, or launch any of our planned tests. Any failure to complete on-going clinical studies for our planned tests could have material adverse effects on our business, operating results or financial condition.
We may not successfully obtain, or maintain, regulatory approval of any noninvasive prenatal or other product which we or our licensing or collaborative partners develop.
Products we or our collaborators develop in the noninvasive prenatal diagnostic or other markets depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. In the U.S., our tests may require either a Premarket 510(k) Notification or a Premarket Approval Application to be submitted to the U.S. FDA prior to marketing in interstate commerce. The Premarket 510(k) Notification process usually takes from three to nine months from submission to clearance, but can take significantly longer. The PMA approval process is much more costly, lengthy, uncertain and generally takes from nine to eighteen months or longer from submission to approval. In addition, commercialization of any diagnostic or other product that we or our licensees or collaborators develop would depend upon successful completion of non-clinical (bench) testing and clinical studies. Non-clinical bench testing and clinical studies can be long, expensive, and uncertain processes and we do not know whether we, our licensees, or any of our collaborators, would be permitted or able to undertake clinical studies of any potential products. It may take us or our licensees or collaborators many years to complete any such testing, and failure could occur at any stage. Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons.
The FDA currently regulates IVD devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion to not regulate LDTs as a medical device and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of tests, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. On July 31, 2014 the FDA notified the U.S. Congress of its intent to issue draft guidance on regulation of LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft guidance includes pre-market review for higher-risk LDTs, like those used to guide treatment decisions, including companion diagnostics that have entered the market as LDTs. In addition, under the draft guidance, the FDA would continue to exercise enforcement discretion for LDTs used solely for forensic purposes and LDTs used in CLIA-certified high complexity histocompatibaility labs for transplantation, among others. The final regulation would be phased in over many years. On September 30, 2014, the FDA posted on its website draft guidance on regulation of LDTs, maintaining a ‘risk-based’ approach outlined in its notice to U.S. Congress on July 31, 2014.  The published draft guidance is identical to the congressional notification.  On October 3, 2014, the FDA published notices in the Federal Register formally announcing the release of the draft guidance and the beginning of a 120-day public comment period, with final guidance potentially issued in the March-April 2015 timeframes. Our revenues from testing services utilizing LDTs comprise almost 100% of our total revenues.

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
We cannot predict the extent of the FDA's final guidance on regulation of LDTs in general or with respect to our LDTs in particular. If we are unable to comply with the FDA's final guidance on regulation of LDTs, we may have to cease our testing services which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, if we are unable to successfully launch any additional LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any of our products or are not able to comply with any other regulatory requirements that the FDA may impose on LDTs, our ability to generate revenues from providing such products may be delayed and we may never be able to generate significant revenues from providing diagnostic products.
The results of preclinical and clinical studies are not necessarily predictive of future results, and our current diagnostic tests and product candidates may not have favorable results in later studies.
We intend to publish results of certain of our studies, and have published studies of our tests, and there can be no assurance that such results when published will be viewed favorably by clinicians, patients or investors. In addition, our scientific collaborators and other third parties may also publish results relating to their own studies. There can be no assurance that the results of their studies when published will be viewed favorably. If such results are not viewed favorably after publication, it could have a negative impact on the perception of our technology and its tests.
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
Development of products or tests by us, our licensees, or our collaborators are subject to risks of failure inherent in the development and commercial viability of any such product or test, such as demand for such product or test. These risks further include the possibility that such product or test would:

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

If a licensee discovers or develops diagnostic or other products or tests or we or a collaborator, discover or develop diagnostic or other products or tests using our technology, products, services, or discoveries, we may rely on that licensee or collaborator, referred to as partner, for product or test development, regulatory approval, manufacturing, and marketing of those products or tests before we can realize revenues and some or all of the milestone payments, royalties, or other payments we may be entitled to under the terms of the licensing or collaboration agreement. If we or our partners fail to develop successful products or tests, we will not earn the revenues contemplated and we could lose license rights to intellectual property that are required to commercialize such products or tests. Our agreements may allow our partners significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our partners may devote to our programs or potential products or tests. As a result, we cannot be certain that our partners will choose to develop or commercialize any products or tests or will be successful in doing so. In addition, if a partner is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance under its agreement with us may suffer and, as a result, we may not generate any revenues or only limited revenues from the royalty, milestone, and similar payment provisions contained in our agreement with that partner.

We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.
We form research collaborations and licensing arrangements with collaborators to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations and licensing arrangements. Our current strategy includes pursuing partnering opportunities with companies interested in or involved in the development of pharmaceutical and diagnostic products and tests. Our strategy also includes obtaining ownership of, or licenses to third-party intellectual property rights and technologies to potentially expand our product and testing portfolio and generate additional sources of revenue. Disputes may arise in connection with these collaborations and licensing arrangements, which may result in liability to us or may result in the loss of acquired technology that may adversely affect our business.
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
We may not be able to successfully compete in the diagnostic industry.
The diagnostic industry is highly competitive. We expect to compete with a broad range of companies in the U.S. and other countries that are engaged in the development and production of products, tests, applications, services, and strategies to develop and commercialize diagnostic, noninvasive prenatal diagnostic, oncology and other products and tests for customers in the molecular medicine fields as well as diagnostic service laboratories and customers in other markets. They include:

•	biotechnology, diagnostic, and other life science companies;

•	academic and scientific institutions;

•	governmental agencies; and

•	public and private research organizations.

Some of our competitors and/or potential competitors have greater financial, technical, research, marketing, sales, distribution, operations, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently offering, making, or developing products and tests that compete with our tests. Our competitors may develop or market technologies, tests or products that are more effective or commercially attractive than our current or future tests or products that may render our technologies or products or tests obsolete or that have superior intellectual property rights. We have limited experience in the field of oncology and we cannot guarantee that our research and development activities will be successful in developing any marketable oncology testing service.
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
We may potentially compete with our customers or licensees, which may adversely affect our business.
We have entered into diagnostic test services agreements and license agreements, for the MaterniT21 PLUS test, substantially similar tests, and other test services. Some of these contractual partners send patient samples to Sequenom Laboratories for test services and other partners perform the testing in their own laboratory or plan to do so in the future. In addition, we expect more third-party laboratories will license the pooled intellectual property created as a result of the Pooled Patents Agreement. Although there are many potential business opportunities, our customers and licensees may seek diagnostic testing service business from clients or potential clients that we already have as clients or have chosen to pursue. In such cases we will likely compete against our customers or licensees. Competition from our customers or licensees may adversely affect our business or our ability to successfully commercialize our diagnostic testing services.
If we cannot attract and retain highly-skilled personnel, our growth might not proceed as rapidly as we intend and our business may be adversely affected.
The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, medical, laboratory, CLIA laboratory, and technical personnel, for our future success. Competition for highly skilled personnel is intense, in particular for licensed laboratory technicians in the state of California, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. When we seek to hire personnel to fill open positions, we may be unable to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. The market price of our common stock has decreased over time, which has reduced the retention value of many of our prior equity awards made to our employees and officers. If we lose key employees, officers, scientists, physician collaborators or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.
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
We are subject to risks associated with our foreign business activities.
We expect that a portion of our sales will continue to be made outside the U.S. Revenues from our international licensees increased during the year ended December 31, 2014. A successful international effort will require us to develop relationships with international customers and collaborators, including licensees and distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets may require us to hire additional personnel to develop relationships with foreign customers and collaborators, licensees or distributors and maintain good relations with our foreign customers and collaborators, licensees or distributors. International business activities include many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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
As we expand our business we must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase our operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. We have evaluated the security of our computer networks and determined that appropriate measures are in place to safeguard PHI contained on such networks. However, no security system is invulnerable to breach, and unauthorized persons may in the future be able to exploit weaknesses in the security systems of our computer networks and gain access to such PHI. Additionally, we share PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors' computer networks. Any wrongful use or disclosure of PHI by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors' computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by us or our third-party contractors.
In addition, different states and foreign nations, such as the EU, also impose certain requirements on the collection of all types of personal information. For example, the European Union Privacy Directive requires that we adhere to certain “safe harbor” requirements with respect to any personal information of a European resident or customer while various states in the U.S. have implemented equally restrictive requirements, such as 201 CMR 17.00, which requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. As a business that operates both internationally and across all fifty states, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors' computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers and loss of EU Safe harbor certification.

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
Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and Sequenom Laboratories and our partners and collaborators expand commercialization of our tests including the MaterniT21 PLUS test. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $30.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant product liability claims, which could hurt our reputation and our financial condition.
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

•	our success in entering into, and the success in performing under, licensing and product and test development and commercialization agreements with others;

•	the success of validation studies for tests under development and our ability to continue to publish study results in peer-reviewed journals;

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
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of our 2012 Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses in conjunction with the 2012 Annual Report, our management concluded at that time that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. In 2013, we implemented a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
We are headquartered in San Diego, California and have laboratory locations in San Diego, California, Grand Rapids, Michigan, and Raleigh-Durham, North Carolina. Collectively, we lease or sublease approximately 193,000 square feet under leases that expire at various dates through September 2025, each of which contains laboratory, office, R&D or storage facilities.
The San Diego site is our company headquarters and houses our selling, general and administrative offices, and research and development facilities. The San Diego site consists of three buildings. One of the buildings, which was added in early 2013, is vacant. The lease expires in July 2015 and is currently marketed by us for sublease. We sublease through January 1, 2016, a portion of another San Diego building from the company that purchased our Bioscience segment in 2014.
Locations in Grand Rapids, Michigan, Raleigh-Durham, North Carolina, and San Diego, California, house our CLIA-certified, CAP-accredited molecular diagnostics laboratory and selling, general and administrative offices. We believe our facilities are adequate for our current needs.
Item 3.    LEGAL PROCEEDINGS
Patent Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which was exclusively in-licensed from Isis prior to September 30, 2014, when we purchased the patent from Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only. With the purchase of the '540 Patent, we will seek to dismiss Isis from the lawsuit as soon as practicable. In

March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012, we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied our motion for preliminary injunctive relief and on July 16, 2012, we filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 Patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013, the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013, the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid under Title 35 U.S.C. §101. The Company disagrees with the Order and has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. We intend to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intend to vigorously pursue our claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
In addition, Ariosa has sought to invalidate the ‘540 Patent through a petition for inter parties review ("IPR") (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO).  Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014, invalidating some claims but upholding the validity of other claims. Both we and Ariosa have requested reconsideration of the PTAB decision.
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
In February 2012, we and Sequenom Center for Molecular Medicine, LLC, were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the U.S. District Court for the Northern District of California, case no. 3:12-cv-00865-SI. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which at the time was exclusively in-licensed from Isis but has since been purchased from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that we and Sequenom Center for Molecular Medicine, by performing our noninvasive prenatal MaterniT21 test, have and continue to directly infringe U.S. Patent No. 8,008,018, or the '018 Patent, entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017, or the '017 Patent, entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims name Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and Sequenom Center for Molecular Medicine, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415, or the '415 Patent, entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint.
On October 16, 2013, the District Court issued its order on the interpretation of the ‘540 Patent, ‘018 Patent, ‘017 Patent, and ‘415 Patent claims. Many of the ‘540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Verinata stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit. The District Court set trial beginning February 23, 2015 on the ‘018, ‘017, and ‘415 Patents. On December 2, 2014, Sequenom and Verinata reached a settlement that resolved litigation between them involving the ‘540 Patent, ‘018 Patent, ‘017 Patent, and ‘415 Patent, and all litigation between Sequenom and Verinata related to these patents is now dismissed. As part of that settlement, rights to the ‘540 Patent, ‘018 Patent, ‘017 Patent, and ‘415 Patent, along with other U.S. and foreign patents and pending applications, are now pooled under the Pooled Patents Agreement between Illumina (who acquired Verinata) and us. We and Verinata are now licensees to the patent rights that are pooled under the Pooled Patents Agreement.
On March 12, 2013 the U.S. Patent and Trademark Office, or USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata had asserted against us in the litigation, and our then in-licensed (from CUHK) pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). Two related patent interferences (Patent Interference Nos. 105,923 and 105,924 (DK)) were declared by the USPTO between patent applications related to the patent and application in the ‘920 Interference. On April 7, 2014, the USPTO concluded the interferences, ruling that Verinata’s ‘018 Patent and related patent application lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the ‘018 patent claims in the interference and the involved claims of the related patent application. Verinata has appealed the USPTO’s decision to the U.S. District Court for the Northern District of California. The District Court had set trial to beginning February 23, 2015 on the appeal from the ‘920, ‘923 and ‘924 interferences but has now stayed all proceedings indefinitely. On December 2, 2014, the involved patents and applications were added to the patent pool. We are not a party to the District Court proceedings.
On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our then in-licensed (from CUHK) pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On April 7, 2014, the USPTO ruled that the pending patent application no. 13/070,266 has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and entitled to a patent on that subject matter. We also separately challenged the validity of Verinata’s ‘415 Patent in an inter partes review proceeding before the USPTO (Case IPR 013-00390). The USPTO recently issued a decision in the ‘922 Interference and the ‘415 Patent IPR upholding the validity of the ‘415 patent. Pursuant to the terms of our settlement with Verinata, we will not appeal these decisions.
On September 29, 2014 and October 1, 2014 two unknown third parties initiated Opposition Proceedings against European Patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” in the European Patent Office. This patent was previously in-licensed by us from CUHK but has since been added to the patent pool under the Pooled Patents Agreement. We have rights to this patent under the patent pool but we no longer control efforts to defend this patent in the Opposition Proceedings.
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

	High	Low
Year ended December 31, 2014:
Fourth Quarter	$4.19	$2.74
Third Quarter	$4.17	$2.92
Second Quarter	$3.98	$2.36
First Quarter	$2.80	$2.02
Year ended December 31, 2013:
Fourth Quarter	$2.89	$1.65
Third Quarter	$4.90	$2.58
Second Quarter	$4.56	$3.42
First Quarter	$5.36	$3.95
Holders
There were approximately 255 holders of record of our common stock as of March 3, 2015.
Dividends
We have never paid cash dividends and do not anticipate any being paid in the foreseeable future. The indentures for our 5.00% Convertible Senior Notes due 2017, which notes are convertible into cash and in certain circumstances, shares of our common stock, require us to increase the conversion rate applicable to the notes if we pay any cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
A description of our equity compensation plans is set forth in "Note. 8 Stock Compensation Plans" to the consolidated financial statements included elsewhere in this Annual Report.

Performance Graph*
The following graph compares the cumulative total stockholder return on our common stock between December 31, 2009 and December 31, 2014 with the cumulative total return of (i) the NASDAQ Biotechnology Index (ii) the NASDAQ Composite Index and (iii) NASDAQ Global Select Index, over the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Index Value
500
400
300
200
100
0
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
Sequenom, Inc.
NASDAQ Global Select Index
NASDAQ Composite Index
NASDAQ Biotechnology Index

* This section is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof without regard to any general incorporation language in any such filing.
Item 6.     SELECTED FINANCIAL DATA
The following table presents our selected historical condensed consolidated financial data. The consolidated statements of operations data for each of the three fiscal years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.
The consolidated statements of operation data for the fiscal year ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from unaudited financial statements that are not included in this Form 10-K.
The selected historical consolidated balance sheet and operating data presented below should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Diagnostic services revenue, net	$151,569	$119,556	$46,457	$8,319	$2,554
Cost of diagnostic services revenue	83,475	87,302	47,283	10,031	3,965
Gross margin	$68,094	$32,254	$(826)	$(1,712)	$(1,411)
Restructuring costs(1)	$1,907	$5,753	$—	$—	$—
Litigation settlement, net(2)	$—	$—	$—	$—	$55,384
Gain on pooled patents agreement(3)	$22,850	$—	$—	$—	$—
Loss from continuing operations	$(14,364)	$(109,567)	$(117,291)	$(79,815)	$(125,502)
Earnings from discontinued operations(4)	$15,376	$2,161	$262	$5,681	$4,658
Net earnings (loss)	$1,012	$(107,406)	$(117,029)	$(74,134)	$(120,844)
Net earnings (loss) per share, basic and diluted	$0.01	$(0.93)	$(1.03)	$(0.75)	$(1.69)
	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$93,897	$71,257	$175,942	$84,216	$136,884
Working capital	65,687	51,893	141,194	132,088	127,096
Total assets	161,071	128,920	232,903	174,279	159,269
Total long-term obligations, net of current portion(5)	135,602	139,642	147,041	14,375	3,561
Total stockholders' (deficit) equity(6)	(31,164)	(46,503)	48,007	91,388	143,694
___________________________________________

(1)
Restructuring costs during the year ended December 31, 2014 were $1.9 million based on management's reassessment of the liability related to our vacated facility. Restructuring costs during the year ended December 31, 2013 represent $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to our RetnaGene AMD LDT licensed technology, and $1.0 million in employee termination costs.

(2)
Litigation settlement expense, net, during the year ended December 31, 2010 of $55.4 million represents $0.3 million paid in cash and the issuance of 7.0 million shares of our common stock with an aggregate fair value of $55.1 million in settlement of consolidated class action securities lawsuits and payment of related plaintiffs' attorneys' fees.

(3)
In December 2014, we entered into a Pooled Patents Agreement with Illumina, to pool our intellectual property for noninvasive prenatal testing. Of the aggregate $50 million consideration we recognized $22.9 million as a gain in the 4th quarter of 2014.

(4)
In May 2014, we sold our Biosciences business, which had been under review for strategic alternatives. As a result of this sale our Bioscience segment has been excluded from continuing operations and reported as discontinued operations.

(5)	In September 2012, we issued $130.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2017 and received net proceeds of $124.7 million.

(6)
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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The MD&A should be read in conjunction with our consolidated financial statements and accompanying notes to such statements included elsewhere in this report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the heading “Risk Factors,” and elsewhere in this Annual Report.
All references to 2014, 2013 and 2012 refer to our calendar years ended December 31.
Company Overview
We are a life sciences company committed to enabling healthier lives through the development of innovative products and services.  We serve patients and physicians by providing early patient management information. We offer our services in the U.S. and globally with international emphasis in countries in the European and Asia-Pacific regions. We conduct our business in one operating segment, Sequenom Laboratories.
Sequenom Laboratories provides molecular based laboratory developed tests, with a focus principally on prenatal care. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that develops, validates and exclusively offers tests branded under the names MaterniT21® PLUS, HerediT™, SensiGene® and VisibiliT™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, and maternal fetal medicine specialists.
On May 30, 2014, we completed the sale of our Bioscience business to BioSciences Acquisition Company which purchased substantially all of the assets used in what we previously reported as our Bioscience business segment. With this divestiture, we now operate in a single business segment.
As a result of the Bioscience segment sale, we have retrospectively revised the consolidated statements of operations for the years ended December 31, 2013 and 2012, the consolidated statements of cash flows for the years ended December 31, 2013 and 2012, and the consolidated balance sheet as of December 31, 2013, to reflect the financial results from the Bioscience business segment, and the related assets and liabilities, as discontinued operations.
Our strategic focus for 2015 will be to achieve cash flow from operations which is no less than negative $15 million, up to positive $15 million and to expand our portfolio of products by introducing three new laboratory developed tests. We also plan on entering new markets by launching an early access program with a research-use-only test for clinical studies in oncology. Our ability to achieve these objectives is dependent on a number of factors, including the risks as summarized under the heading Risk Factors in Item 1A of this Annual Report. With the recent Pooled Patents Agreement entered into with Illumina, we expect to receive test fees from the patent pool. We continue to focus on obtaining profitable test volume through increased market penetration, payor contracts, cash collections and growing revenue for a sustainable, profitable business model while investing in research and development programs to develop additional or enhanced products and tests.
2014 Overview

•	Total revenue during 2014 increased $32.0 million, or 27%, to $151.6 million when compared to $119.6 million during 2013.

•	Net loss from continuing operations decreased $95.2 million, or 87%, to $14.4 million when compared to $109.6 million loss in 2013.

•	Total accessions for all tests during 2014 increased 12,000, or 6%, to 197,500 when compared to 185,500 during 2013.

•	Net cash used in operating activities was $28.1 million for the year ended December 31, 2014, compared to $88.1 million in the prior year.

•	As of December 31, 2014, we had available cash and cash equivalents and current marketable securities totaling $93.9 million and working capital of $65.7 million.

•	In May 2014, we sold our Biosciences business for a cash sale price of $31.0 million, plus a $2.0 million, milestone payment. As a result of this sale our Bioscience segment has been excluded from continuing operations and reported as discontinued operations.

•	In September 2014, we purchased the noninvasive prenatal testing intellectual property from Isis for $10.6 million.

•
In December 2014, we entered into a Pooled Patents Agreement with Illumina, to pool our intellectual property for noninvasive prenatal testing. Illumina made an aggregate $50 million upfront payment to us as part of the overall agreement.

Revenue
Our revenue and accessions for the years ended December 31, 2014, 2013 and 2012 were as follows:

				Year Over Year Increase
	Years ended December 31,			2014 from 2013		2013 from 2012
(dollars in thousands)	2014	2013	2012	Change	% Change	Change	% Change
Diagnostic services	$151,569	$119,556	$46,457	$32,013	27%	$73,099	157%

Total accessions (for all Sequenom Laboratories tests)	197,500	185,500	92,000	12,000	6%	93,500	102%
Diagnostic Services
Each test performed relates to a patient specimen collected by a health care professional, and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physician, we believe that the number of accessions received is useful to understand the volume of our business. These tests are typically completed within five or fewer business days from the date of accession. Revenue for diagnostic services performed in our laboratory are generated primarily from customers located within the United States. Our international customers collect and ship patient specimens to the laboratory, and we process the specimens in our laboratory in the United States. We also have royalty agreements with domestic and international customers to whom we have licensed our technology in certain countries.
Diagnostic services revenue is derived from providing testing services for our tests and is primarily recognized on a cash basis as payments are received. We account for revenue on a cash basis until we have a history of collections from a third-party payor and we are able to demonstrate that we can make a reasonable estimate of collectible amounts before moving to the accrual method of revenue recognition for such payor and test. In the second quarter of 2014, we adopted accrual accounting for select payors. For the payors recorded on an accrual basis in 2014, we recognized revenue of $19.6 million, and of that revenue we collected $17.8 million as of December 31, 2014.
For the years ended December 31, 2014 and 2013 we recognized $23.4 million and $11.6 million, respectively, on an accrual basis for royalties and test service revenue generated from our domestic and international customers (client bill) for those agreements under which we are able to make a reasonable estimate of collectible amounts.
The $32.0 million, or 27%, and the $73.1 million, or 157%, increases in diagnostic services revenue during 2014 and 2013, respectively, are primarily attributable to the increase in the number of accessions, an increased percentage of accessions on which we ultimately collect, a decrease in the average number of days to collect a receivable and collections for accessions billed in prior periods.
Our revenue is impacted by the number and type of tests billed, the number of tests which are reimbursed by third-party payors and patients, and the rate paid per test. The number of tests billed has increased consistent with the increase in the number of accessions. The average rate received per MaterniT21 PLUS test reimbursed declined by about 17% in 2014 to approximately $1,000 per test primarily as a result of competition and obtaining payment from additional payors including certain state Medicaid programs. While the amount per reimbursed test decreased, the number of tests we were reimbursed for increased and the average days between billing and collections also decreased.

The following is a summary of accessions and diagnostic services revenue for the quarters in 2014 and 2013:

	2014				2013
(collections in millions, accessions in thousands)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Accessions by quarter	50.9	46.6	50.1	49.9	46.0	48.3	46.7	44.5
Revenue recorded on accrual basis	$16.1	$11.6	$10.6	$4.7	$4.1	$3.8	$2.9	$0.8
Cash basis revenue for services performed in the quarter	4.6	6.2	8.5	11.2	12.1	11.2	9.1	9.4
Revenue for services performed in prior quarters	16.1	20.1	20.7	21.2	16.5	18.3	12.5	18.9
Diagnostic services revenue	$36.8	$37.9	$39.8	$37.1	$32.7	$33.3	$24.5	$29.1
Collections for services in prior periods have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third party payors and patients for prior period claims. Our reimbursed rates and cash collections are also subject to seasonality. Patient deductibles generally reset at the beginning of each year which means that patients early in the year are responsible for a greater portion of the cost of our tests, and we have lower collection rates from individuals than from third-party payors. For those payors on accrual accounting, we lower our estimated revenue in the first quarter to reflect the lower percentage expected from the third party payors.
Collections recorded as revenue on the cash basis during the annual period of 2014 and 2013, for services performed in a prior year totaled $37.9 million and $26.4 million, respectively. As of December 31, 2014, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $31 million to $34 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
One single payor represented more than 10% of total revenue in 2014, accounting for $17.4 million, or 11% of revenue. In 2013 there were two payors which accounted for $25.0 million or 21% and $12.6 million or 11% of revenue, respectively.
The increases in the number of accessions during 2014 and 2013 of 6% and 102%, respectively, are primarily attributable to the market adoption domestically and internationally of the MaterniT21 PLUS test. Client bill revenue which is primarily international customers accounted for $23.4 million and $11.6 million of diagnostic services revenue during 2014 and 2013, respectively.
We believe that our diagnostic services revenue will continue to be affected by our current revenue recognition policy of generally recognizing revenue upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of our existing LDTs and any future LDTs we may develop, and payment patterns of third-party payors and patients. We also believe that our diagnostic service revenue will be affected as other companies license our technologies and other patent rights through the patent pool with Illumina, for which we will receive a test fee. We continue to pursue collection for our tests with third-party payors, including Medicare and Medicaid, where appropriate. Diagnostic services revenue collected from Medicaid payors during 2014 and 2013 were $9.8 million and $3.0 million, or 6% and 3%, respectively.
Cost of Revenue and Gross Margins
Our costs of revenue and gross margins were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2014 from 2013		2013 from 2012
(dollars in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Cost of diagnostic services revenue	$83,475	$87,302	$47,283	$(3,827)	(4)%	$40,019	85%
Gross margin	$68,094	$32,254	$(826)	$35,840	111%	$33,080	4,005%
Gross margin as a percentage of revenue	45%	27%	(2)%
Diagnostic Services
Cost of diagnostic services revenue represents the cost of materials, direct labor, equipment, outside laboratory costs, royalties and infrastructure expenses associated with accessioning patient specimens (including quality control analyses and shipping charges to transport patient specimens), and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing tests are recorded as tests are processed. Costs recorded for patient specimen processing represent the cost of all the tests processed during the period regardless of whether revenue is recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenue is recorded as license fees in cost of revenue at the time revenue are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of revenue, the percentage increase in license fees does not correlate exactly to the percentage increase in revenue because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of revenue and are expected to remain so for the foreseeable future. License fees as a percentage of cost of diagnostic services revenue were 15%, 14% and 15% during 2014, 2013 and 2012, respectively.
The decrease in cost of diagnostic services revenue during 2014 when compared to 2013, is primarily attributable to improved cost of materials and labor which is offset by higher test volumes. In 2014 the company initiated various initiatives to lower laboratory operational costs related to materials labor and overhead. The increase in cost of diagnostic services revenue during 2013 when compared to the same period in 2012, is primarily attributable to increased labor, royalties associated with increased test volumes, and increased costs for the additional laboratory location in North Carolina, which became operational in 2013.
Gross margin as a percentage of diagnostic services revenue is also affected by our current revenue recognition policy of generally recognizing revenue upon cash collection, which may result in costs being incurred in one period that relate to revenue recognized in a later period. The increase in gross margin in 2014 and 2013 when compared to a negative gross margin during 2012, is primarily attributable to the increased revenue, improved utilization of fixed overhead from an increased number of accessions completed, collections for accessions performed in a prior year and cost cutting initiatives.
We expect that gross margin for our diagnostic services will continue to fluctuate and be affected by the adoption rate of our LDT's, our revenue recognition policy, the levels of reimbursement, and payor and other contracts we may enter into for our tests. We also expect that our margins will be affected by the per test license fee we will pay for tests we perform under the Pooled Patents Agreement.
We continue to look at ways to reduce our costs per test but expect the overall cost of revenue to fluctuate with test volume. We have the ability to expand capacity within our laboratory, including our location in Raleigh-Durham, North Carolina.
Operating Expenses
Our operating expenses were as follows:

				Year Over Year Increase (Decrease)
	Years ended December 31,			2014 from 2013		2013 from 2012
(dollars in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Selling and marketing	$30,826	$37,588	$33,795	$(6,762)	(18)%	$3,793	11%
Research and development	$25,005	$38,735	$40,242	$(13,730)	(35)%	$(1,507)	(4)%
General and administrative	$46,910	$52,545	$39,782	$(5,635)	(11)%	$12,763	32%
Restructuring costs	$1,907	$5,753	$—	$(3,846)	(67)%	$5,753	—%
Total	$104,648	$134,621	$113,819	$(29,973)	(22)%	$20,802	18%
Selling and Marketing Expenses
Selling and marketing expenses consists primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
The $6.8 million, or 18%, decrease in selling and marketing expenses during 2014, when compared to 2013, is primarily due to the cost saving efforts that we put in place at the end of 2013, which lowered costs of personnel and related costs by $3.8 million, marketing cost by $1.1 million and travel costs by $1.6 million.
The $3.8 million, or 11%, increase in selling and marketing expenses during 2013, when compared to 2012, is primarily due to the expansion of our Sequenom Laboratories sales force, including the costs of labor, travel and commissions.
We expect our selling and marketing expenses to fluctuate in future periods as new products are introduced.

Research and Development Expenses
Research and development expenses consists primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.
The $13.7 million, or 35%, decrease in research and development expenses during 2014, when compared to 2013, is primarily due to $5.2 million from the completion of the Raleigh-Durham, North Carolina laboratory location which incurred development cost prior to the location becoming operational in 2013, a $4.6 million decrease from a reduction in headcount and related costs, $2.5 million in lower clinical samples collected and lower project and sponsored research and development of $1.0 million and $0.6 million, respectively.
The $1.5 million, or 4%, decrease in research and development expenses during 2013, when compared to 2012, is primarily due to $1.2 million in lower supplies and overhead, which were attributed to the completion and validation of the Raleigh-Durham, North Carolina laboratory location during 2013, and decreases in discretionary and share-based compensation expenses of $0.7 million and $0.1 million, respectively.
We expect our research and development expenses to fluctuate in future periods as we continue to invest in our product pipeline and other molecular diagnostic areas.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, accounting, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $5.6 million, or 11%, decrease in general and administrative expenses during 2014, when compared to 2013, is primarily related to litigation costs of $20.1 million in 2013 which declined to $13.1 million in 2014, a decrease of $7.0 million, partially offset by increased bonus expenses of $1.2 million and an increase in the cost of billing operations of $0.5 million.
The $12.8 million, or 32%, increase in general and administrative expenses during 2013, when compared to 2012, is primarily related to increased legal costs of $9.1 million, associated primarily with patent litigation, increased billing costs of $2.4 million due to our growth in diagnostic services collections and increased headcount to support our operations resulting in higher labor and related costs of $1.6 million.
We expect general and administrative expenses to decrease in future periods as we realize lower patent related litigation cost and obtain efficiencies from our cost cutting initiatives.
Restructuring Costs
As part of a 2013 cost reduction effort, we recorded $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to our RetnaGene AMD LDT licensed technology, and $1.0 million in employee termination costs during 2013.
In 2014 we recorded $1.9 million of additional restructuring expense related to the vacated San Diego facility as we no longer expect that we can sublease this facility.
Gain on Pooled Patents Agreement
The gain recognized on the Pooled Patents Agreement relates to two elements which were delivered to Illumina in 2014, $21.0 million for the transfer of IVD technology and $1.85 million for the settlement of claims and disputes. In 2015, we expect to recognize the remaining $21.0 million of deferred gain upon completion of delivery of the samples and related study protocols.
Other Income and Expense, and Income Tax

				Year Over Year Increase (Decrease)
	Years ended December 31,			2014 from 2013	2013 from 2012
(dollars in thousands)	2014	2013	2012	$ Change	$ Change
Interest expense, net	$(8,129)	$(8,443)	$(3,318)	(314)	$5,125
Other (expense) income, net	$(207)	$(110)	$(12)	$97	$(98)
Income tax benefit	$7,676	$1,353	$684	$6,323	$(669)

Interest expense, net
The decrease of $0.3 million in interest expense during 2014 is attributable to the reduction in the outstanding balances on our term loan.
The increase in interest expense during 2013 is attributable to the issuance of our 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes, in September 2012 and higher outstanding balances on our term loan.
Income tax benefit
As a result of the gain from the sale of discontinued operations of $24.3 million in 2014, we recorded an income tax expense from discontinued operations of $8.3 million. We also recognized a corresponding tax benefit in continuing operations in 2014. This benefit is a result of the required accounting for discontinued operations which requires a separate tax presentation for discontinued and continuing operations.
Discontinued Operations
On May 30, 2014, we completed the sale of our Bioscience business to BioSciences Acquisition Company (“BioSciences”) who purchased substantially all of the assets used in, and assumed the liabilities of, the business previously reported as the Bioscience business segment.
The sale, with a cash price of $31.0 million plus a $2.0 million milestone payment realized provides us with additional working capital. As part of the sale, we were required to deposit in escrow $1.5 million to secure our indemnification obligations and any working capital adjustment to the purchase price. The escrow funds are restricted but we expect to receive access to these funds within one year.
As part of the sale, we entered into several agreements with BioSciences. A supply agreement is effective for three years under which we may purchase consumables and systems for our laboratory business. We expect to purchase an immaterial amount of such products under the supply agreement in the next twelve months. Also, we agreed to provide certain administrative services to BioSciences from the time of the sale until December 31, 2014. All leases associated with the Bioscience business segment were assumed by BioSciences, however, we sublease back a portion of a building in San Diego for office space where some of our administrative employees are located. The associated rent expense is immaterial.
As a result of the Bioscience segment sale our consolidated statements of operations, cash flows and the consolidated balance sheets have been retrospectively revised to reflect the financial results from the Bioscience business segment as discontinued operations.
Liquidity and Capital Resources
We have a history of losses from operations and have an accumulated deficit. Our capital requirements to sustain operations, including Sequenom Laboratories' billed but unpaid tests, research and development projects, and litigation have been and will continue to be significant. As of December 31, 2014 and 2013, we had working capital of $65.7 million and $51.9 million, respectively. These amounts do not include our unrecorded accounts receivable (due to our cash basis accounting for certain diagnostic services provided), which are discussed below.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, our share of test fees and royalties from the Pooled Patents Agreement, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections for our accounts receivable, collections from our commercialized tests and services and collections of test fees from the Pooled Patents Agreement. We have also financed our operating and capital requirements during the last three years with proceeds from the sale of our Bioscience segment, funds received from the Pooled Patents Agreement with Illumina in 2014, issuance of our Convertible Senior Notes and the public offering of our common stock during 2012.
We have expanded the operations of our laboratories following commercialization of the MaterniT21 PLUS test, including research and development activities related to improvements to current tests and expansion of our diagnostic testing menu.
As of December 31, 2014, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $31 million to $34 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
As of December 31, 2014, cash, cash equivalents, and current marketable securities totaled $93.9 million, compared to $71.3 million at December 31, 2013. The $22.6 million increase is due primarily to the proceeds from the sale of our Bioscience segment, and funds received from the Pooled Patents Agreement with Illumina. We had purchases of equipment and leasehold improvements of $2.2 million, and repayment on our term loan of $7.5 million. Our cash equivalents and current marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA or better, or are fully guaranteed by the U.S. government, and mutual funds.
We expect that our cash, cash equivalents and current marketable securities are sufficient to provide for our operating needs through at least the end of 2015.
Operating Activities
Cash used in operations during 2014 was $28.1 million, compared to cash used of $88.1 million during 2013. The improvement was from higher revenue and lower operating costs.
Investing Activities
Net cash provided in investing activities was $32.9 million during 2014, compared to net cash provided by investing activities of $30.0 million during 2013. Investing cash inflows in 2014, included $29.3 million cash received from the sale of our Bioscience business segment and a net $36.0 million received in connection with the Pooled Patents Agreement. Offsetting these items were net purchases of marketable securities of $20.9 million, $9.3 million used for the purchase of the Isis intangible asset and $2.2 million used for the purchase of property, equipment and leasehold improvements.
Financing Activities
Net cash used by financing activities during 2014, was $5.7 million, compared to cash used of $6.1 million during 2013. Financing activities during 2014 include payments on debt obligations of $7.5 million, partially offset by $1.8 million in cash proceeds from the exercise of stock options and employee contributions under our employee stock purchase plan.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations(1)	$139,771	$4,168	$130,667	$797	$4,139
Research and development collaboration and licensing agreements(2)	12,661	2,238	2,126	1,646	6,651
Operating leases	31,521	4,066	5,060	5,335	17,060
Total contractual obligations	$183,953	$10,472	$137,853	$7,778	$27,850

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

(2)
Future minimum guaranteed payment obligations for royalties, milestone payments, and research funding obligations under all such agreements. The expected timing of payments included in the table above is estimated based on current information. Timing of payment and actual amounts paid may differ depending on the timing of receipt of services and/or achievement of milestones.

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
Revenue Recognition
Our revenue is generated primarily from diagnostic services from providing laboratory-developed tests, or LDTs, primarily for the detection of specific fetal abnormalities or other genetic conditions as well as other amounts earned for royalties and license agreements.
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the services delivered, whether there are existing contractual arrangements, and historical payment patterns. When recording revenue we evaluate collectability and consider whether we have sufficient history to reliably estimate a payor's individual payment patterns. Revenue is deferred for fees received before they are earned. Royalty revenue is generally recorded on an accrual basis when earned.
Diagnostic services revenue is recognized upon cash collection until we can reliably estimate the amount that would be ultimately collected for our LDTs and the above criteria have been met, subsequent to such time we recognize revenue on an accrual basis. We generally bill third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and we bill the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover our test as ordered by the physician under their reimbursement policies. Consequently, we pursue reimbursement on a case-by-case basis. From time to time, we receive requests for refunds of payments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until we determine the amounts upon which a refund is due. Accrued refunds were $0.4 million and $1.7 million at December 31, 2014 and 2013, respectively.
We enter into license arrangements that may involve multiple elements and we evaluate the agreements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists we use our best estimate of the selling price for the deliverable; such amounts are recognized as revenue when each unit is delivered.

If the delivered element does not have stand-alone value without one of the undelivered elements in the arrangement, we combine such elements and account for them as a single unit of accounting. Such amounts are recognized as revenue when the last deliverable of the combined units is delivered.
Development, License or Patent Agreements
We may from time to time enter into development, license or patent agreements with collaborative partners under which one or multiple deliverables are exchanged. We apply the accounting guidance in ASC 605-25 for multiple element arrangements to determine the separate units of account and basis for allocating consideration received or paid in these transactions. The value of deliverables under the arrangements are often derived using discounted cash flow analysis and may also require third-party valuation experts. Establishing fair value based on discounted cash flow models or third-party valuation experts involves management’s judgment and considers multiple factors, including market conditions and company-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed assumptions related to market opportunity, estimated sales and costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating assumptions used in determining fair value, we consider whether changes in key assumptions used will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables.
Recently Adopted Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized over the required service period, if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2016, which will be the Company's fiscal year 2017. We have not yet evaluated the potential impact of adopting the guidance on the Company's consolidated financial statements.
In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be the Company's fiscal year 2015, with early adoption permitted. The Company elected to use the non-amended guidance to evaluate the reported discontinued operations (see footnote 4) and will adopt the new guidance after its effective date.

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
The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of December 31, 2014 and 2013, all of our investments in marketable securities were classified as available-for-sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.
At December 31, 2014, we had $93.9 million in cash, cash equivalents, and marketable securities, all of which are reported at their fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2014, as the assets consisted of highly liquid securities with short-term maturities.
Foreign currency rate fluctuations
Transactions with our customers and vendors are primarily in USD. Foreign currencies to which we are exposed did not have a material impact on our business or operating results during the periods presented.
Interest Rate Sensitivity
Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur in 2015, our interest income would change by less than $1.0 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of December 31, 2014.
Changes in interest rates may impact our interest expense.  We have a $130.0 million convertible senior notes (“the Notes”) which bears interest at 5% and matures on October 1, 2017. After the Notes mature or if we would refinance the Notes, an incremental change in the borrowing rate of 100 basis points would increase our interest expense by approximately $1.3 million based on the $130.0 million balance as of December 31, 2014.
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
Our management, under the supervision of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the framework included in Internal Control - Integrated Framework (1992), or the 1992 Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the 1992 Framework, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP an independent registered public accounting firm, as stated in their report appears below under this Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework, or the 2013 Framework which officially superseded the 1992 Framework on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. We are currently in the process of performing an analysis to evaluate what changes to our control environment, if any, would be needed to successfully implement the 2013 Framework. Until such time as our transition to the 2013 Framework is complete, we will continue to use the 1992 Framework in connection with our assessment of internal control.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sequenom, Inc.
We have audited Sequenom, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sequenom, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Sequenom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sequenom, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014 of Sequenom, Inc. and our report dated March 9, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 9, 2015

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

Exhibit Number	Description of Document

2.1[24]	Stock and Asset Purchase Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Restated Bylaws of Registrant, as amended.

3.3(3)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(19)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(21)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.2(5)#	1999 Stock Incentive Plan, as amended.

10.3(4)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.4(4)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

10.5(6)#	1999 Employee Stock Purchase Plan, as amended.

10.6(7)#	2006 Equity Incentive Plan, as amended.

10.7(1)#	2006 Equity Incentive Plan Form of Stock Option Grant Notice.

10.8(1)#	2006 Equity Incentive Plan Form of Stock Option Agreement.

10.9(8)#	2006 Equity Incentive Plan Form of Notice of Exercise.

10.10(9)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Grant Notice.

10.11(9)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.13(10)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC.

10.14(11)	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

10.15(12)	Amendment Number One to Lease dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.16(12)	Common Stock Warrant, dated September 9, 2005, issued to Kwacker, Ltd.

10.19(13)#	Form of Restricted Stock Bonus Grant Notice under 2006 Equity Incentive Plan.

10.20(13)#	Form of Restricted Stock Bonus Agreement under 2006 Equity Incentive Plan.

10.23(23)#	Non-Employee Director Compensation Policy.

10.24(14)#	Amended and Restated Change in Control Severance Benefit Plan.

10.26(15)#	Agreement dated March 13, 2010 by and between the Registrant and Harry F. Hixson, Jr., Ph.D.

10.27(15)#	Letter agreement dated October 21, 2010 by and between the Registrant and Paul V. Maier.

10.28(16)	Stipulation of Settlement in In re Sequenom, Inc. Derivative Litigation.

10.29(17)	Registration Rights Agreement, dated May 12, 2010, by and among the Registrant and the other parties named therein.

10.30(18)#	New-Hire Equity Incentive Plan.

10.31(19)	Loan Agreement dated May 31, 2011, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.32(20)	Second Amendment to Loan Agreement dated September 10, 2012, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.33(19)	First Amendment to Loan Agreement dated June 20, 2011, between the Registrant, Sequenom Center for Molecular Medicine, LLC, and Silicon Valley Bank.

10.34(23)	Employment Agreement dated January 29, 2014 between the Registrant and William Welch.

10.35(23)	Employment Agreement dated January 29, 2014 between the Registrant and Dirk van den Boom.

10.36(24)*	License Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

10.37(24)*	Supply Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

10.38(24)*	Agreement for Services dated June 13, 2014 between the Registrant and Quest Diagnostics, Inc.

10.39(24)	First Amendment to Agreement for Services dated July 15, 2014 between the Registrant and Quest Diagnostics, Inc.

10.40(24)*	License Agreement dated June 13, 2014 between the Registrant and Quest Diagnostics, Inc.

10.41(25)*	Patent Purchase Agreement dated September 30, 2014 between the Registrant and Isis Innovation Limited.

10.42(25)	Second Amendment to Lease dated as of September 25, 2014 by and between Registrant and TPSC IV LLC, a Delaware limited liability company.

10.43*	Pooled Patents Agreement dated December 2, 2014 between the Registrant and Illumina, Inc.

10.44*	Settlement Agreement dated December 2, 2014 among the Registrant, Illumina, Inc. and Sequenom Center for Medicine, LLC,

10.45*	Amended and Restated Sale and Supply Agreement dated December 2, 2014 between the Registrant and Illumina, Inc.

10.46*	Agreement dated December 2, 2014 between the Registrant and The Chinese University of Hong Kong

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

#	Management contract or compensatory plan.

*
Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-91665), as amended.

(5)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2006.

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed February 1, 2010.

(7)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 29, 2010.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(9)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-152230) filed July 10, 2008.

(10)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2000.

(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2004.

(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed September 14, 2005.

(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 24, 2007.

(14)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2008.

(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2009.

(16)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2010.

(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed May 13, 2010.

(18)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2011.

(19)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(20)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

(21)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed September 17, 2012.

(22)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2013.

(23)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2014.

(24)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2014.

(25)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 9, 2015

SEQUENOM, INC.

By:	/s/ William J. Welch
William J. Welch Chief Executive Officer

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Chief Financial Officer

POWER OF ATTORNEY
Know all men by these presents, that each person whose signature appears below constitutes and appoints William J. Welch and Carolyn D. Beaver, and each of them, as his attorneys-in-fact and agents, each with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ William J. Welch	Chief Executive Officer (Principal Executive Officer)	March 9, 2015
William J. Welch

/S/ CAROLYN D. BEAVER	Chief Financial Officer (Principal Financial Officer)	March 9, 2015
Carolyn D. Beaver

/S/ Harry F. Hixson, Jr., Ph.D.	Director, Chairman of the Board of Directors	March 6, 2015
Harry F. Hixson, Jr., Ph.D.

/S/ KENNETH F. BUECHLER, PH.D.	Director	March 6, 2015
Kenneth F. Buechler, Ph.D.

/S/ JOHN A. FAZIO	Director	March 6, 2015
John A. Fazio

/S/ MYLA LAI-GOLDMAN, M.D.	Director	March 6, 2015
Myla Lai-Goldman, M.D.

/S/ RICHARD A. LERNER, M.D.	Director	March 6, 2015
Richard A. Lerner, M.D.

	Director	March 6, 2015
Ronald M. Lindsay, Ph.D.

/S/ DAVID PENDARVIS	Director	March 6, 2015
David Pendarvis

/S/ CHARLES SLACIK	Director	March 6, 2015
Charles Slacik

SEQUENOM, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sequenom, Inc.
We have audited the accompanying consolidated balance sheets of Sequenom, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequenom, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequenom, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 9, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 9, 2015

SEQUENOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$63,309	$61,589
Marketable securities, available-for-sale	30,588	9,668
Accounts receivable, net	9,131	2,552
Inventories	6,516	11,598
Other current assets and prepaid expenses	12,112	2,653
Current assets of discontinued operations	—	13,474
Total current assets	121,656	101,534
Property, equipment and leasehold improvements, net	15,348	24,378
Goodwill	10,007	10,007
Intangible assets, net	11,247	2,382
Other assets	2,813	4,093
Noncurrent assets of discontinued operations	—	2,308
Total assets	$161,071	$144,702

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,089	$9,086
Accrued expenses	22,155	25,256
Long-term debt and obligations, current portion	4,144	7,643
Other current liabilities	2,581	1,449
Deferred gain on pooled patents agreement	21,000	—
Current liabilities of discontinued operations	—	6,207
Total current liabilities	55,969	49,641
Long-term debt and obligations, less current portion	5,602	9,642
Convertible senior notes	130,000	130,000
Other long-term liabilities	664	976
Long-term liabilities of discontinued operations	—	946
Total liabilities	192,235	191,205
Commitments and contingencies
Stockholders' deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, par value $0.001; 185,000 shares authorized, 117,434 and 115,796 shares issued and outstanding at December 31, 2014 and 2013, respectively	117	116
Additional paid-in capital	981,929	967,015
Accumulated other comprehensive income	87	148
Accumulated deficit	(1,013,297)	(1,014,309)
Cumulative translation adjustment of discontinued operations	—	527
Total stockholders' deficit	(31,164)	(46,503)
Total liabilities and stockholders' deficit	$161,071	$144,702
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share information)

	Years ended December 31,
	2014	2013	2012
Statements of Operations
Diagnostic services revenue, net	$151,569	$119,556	$46,457
Cost of diagnostic services revenue	83,475	87,302	47,283
Gross margin	68,094	32,254	(826)
Operating expenses:
Selling and marketing	30,826	37,588	33,795
Research and development	25,005	38,735	40,242
General and administrative	46,910	52,545	39,782
Restructuring costs	1,907	5,753	—
Total operating expenses	104,648	134,621	113,819
Gain on pooled patents agreement	22,850	—	—
Operating loss	(13,704)	(102,367)	(114,645)
Interest expense	(8,184)	(8,589)	(3,417)
Interest income	55	146	99
Other expense, net	(207)	(110)	(12)
Loss from continuing operations before income taxes	(22,040)	(110,920)	(117,975)
Income tax benefit	7,676	1,353	684
Loss from continuing operations	(14,364)	(109,567)	(117,291)
Discontinued operations:
Earnings from discontinued operations, net of tax	15,376	2,161	262
Net earnings (loss)	$1,012	$(107,406)	$(117,029)
Net earnings (loss) per common share, basic and diluted
Continuing operations	$(0.12)	$(0.95)	$(1.03)
Discontinued operations	$0.13	$0.02	$—
Net earnings (loss) per common share, basic and diluted	$0.01	$(0.93)	$(1.03)
Weighted average number of shares outstanding, basic and diluted	116,729	115,378	113,646

Statements of Comprehensive Income (Loss)
Net earnings (loss)	$1,012	$(107,406)	$(117,029)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	(26)	51	(24)
Foreign currency translation adjustment	63	201	261
Write-off of permanent investment in subsidiary upon dissolution	—	—	1,011
Write-off of foreign translation gain included in earnings from discontinued operations	(625)	—	—
Total other comprehensive income (loss)	(588)	252	1,248
Comprehensive income (loss)	$424	$(107,154)	$(115,781)
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at December 31, 2011	99,349	$99	$881,779	$(825)	$(789,874)	$91,179
Total comprehensive loss	—	—	—	1,248	(117,029)	(115,781)
Share-based compensation	—	—	13,324	—	—	13,324
Shares issued or vested under employee stock plans	488	1	1,123	—	—	1,124
Issuance of common stock, net of issuance costs	14,950	15	58,146	—	—	58,161
Balance at December 31, 2012	114,787	115	954,372	423	(906,903)	48,007
Total comprehensive loss	—	—	—	252	(107,406)	(107,154)
Share-based compensation	—	—	11,171	—	—	11,171
Shares issued or vested under employee stock plans	1,121	1	1,927	—	—	1,928
Repurchase of shares in satisfaction of tax withholding obligations in connection with the vesting of restricted units	(112)	—	(455)	—	—	(455)
Balance at December 31, 2013	115,796	116	967,015	675	(1,014,309)	(46,503)
Total comprehensive income (loss)	—	—	—	(588)	1,012	424
Share-based compensation	—	—	13,081	—	—	13,081
Shares issued or vested under employee stock plans	1,853	1	2,541	—	—	2,542
Repurchase of shares in satisfaction of tax withholding obligations in connection with the vesting of restricted units	(215)	—	(708)	—	—	(708)
Balance at December 31, 2014	117,434	$117	$981,929	$87	$(1,013,297)	$(31,164)
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities:
Net earnings (loss)	$1,012	$(107,406)	$(117,029)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on pooled patents agreement related to sale of license	(21,000)	—	—
Gain on sale of discontinued operations	(24,291)	—	—
(Earnings) loss from discontinued operations, net of tax	583	(2,161)	(262)
Depreciation and amortization	12,232	14,174	10,469
Share-based compensation	11,519	9,527	10,790
Noncash restructuring costs	1,907	2,358	—
Other non cash items	387	1,111	2,241
Changes in operating assets and liabilities:
Accounts receivable	(6,579)	(1,747)	(805)
Inventories	5,082	(6,636)	(1,925)
Prepaid expenses and other assets	(1,675)	(151)	1,292
Accounts payable and accrued expenses	(5,681)	2,099	12,399
Other liabilities	(1,582)	737	29
Net cash used in operating activities	(28,086)	(88,095)	(82,801)
Investing activities:
Purchases of property, equipment and leasehold improvements	(2,236)	(12,071)	(12,918)
Purchases of marketable securities	(45,128)	(52,826)	(57,739)
Maturities of marketable securities	24,203	95,393	60,928
Payment for the purchase of intangible assets	(9,250)	—	—
Net cash received from sale of segment	29,291	—	—
Proceeds from pooled patents agreement	42,150	—	—
Distribution from pooled patents agreement	(6,150)	—	—
Net cash paid for other assets	—	(483)	(1,891)
Net cash provided by (used in) investing activities	32,880	30,013	(11,620)
Financing activities:
Payments on long-term obligations	(7,541)	(7,574)	(2,631)
Borrowings on term loan and capital lease obligations	—	—	5,390
Proceeds from issuance of convertible debt, net of issuance costs	—	—	124,728
Proceeds from stock offering, net of issuance costs	—	—	58,161
Proceeds from common stock issued under employee stock plans	1,833	1,473	1,123
Net cash provided by (used in) financing activities	(5,708)	(6,101)	186,771
Discontinued operations:
Net cash provided by operating activities of discontinued operations	2,816	2,456	4,785
Net cash used in investing activities of discontinued operations	(164)	(643)	(2,310)
Net cash provided by discontinued operations	2,652	1,813	2,475
Effect of exchange rate changes on cash and cash equivalents	(18)	157	51
Net increase (decrease) in cash and cash equivalents	1,720	(62,213)	94,876
Cash and cash equivalents at beginning of year	61,589	123,802	28,926
Cash and cash equivalents at end of year	$63,309	$61,589	$123,802

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,129	$7,386	$724
Supplemental non-cash items:
Plant and equipment acquired with financing and capital lease obligations	$—	$—	$2,250
See accompanying notes to consolidated financial statements.

SEQUENOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
Note 1.         The Company and Its Significant Accounting Policies
The Company
Sequenom Inc., and its wholly owned subsidiary Sequenom Center for Molecular Medicine LLC, doing business as Sequenom Laboratories (collectively "the Company"), is a life sciences company committed to enabling healthier lives through the development of innovative products and services. We serve physicians by providing early patient management information. The Company develops and commercializes innovative molecular diagnostics testing services that serve women's health and oncology markets.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Discontinued Operations
On May 30, 2014, the Company sold its Bioscience business segment. As a result of this sale, the Company's Bioscience segment has been excluded from continuing operations for all periods herein and reported as discontinued operations. For additional information on the divestiture of the Company's Bioscience segment, see Note 4 Discontinued Operations.
Segment Information
Prior to the divestiture, the Company derived revenue from two business segments: Sequenom Laboratories and Sequenom Bioscience. Therefore, with the reported divestiture the Company operates in a single business segment and all prior period information herein has been recast to conform to this presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples of the Company’s significant accounting estimates that may involve a higher degree of judgment and complexity than others include revenue recognition and the estimates required in accrual accounting. Actual results could differ materially from those estimates and assumptions.
Revenue Recognition
The Company generates revenue primarily from diagnostic services from providing laboratory-developed tests, or LDTs, primarily for the detection of specific fetal abnormalities or other genetic conditions, as well as other amounts earned for royalties and license agreements.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company assesses whether the fee is fixed or determinable based on the nature of the fee charged for the services delivered, whether there are existing contractual arrangements, and historical payment patterns. In determining when to record revenue, the Company evaluates collectability and considers whether there is sufficient history to reliably estimate a payor's individual payment patterns. Revenue is deferred for fees received before earned. Royalty revenue is generally recorded on an accrual basis when earned.
Diagnostic services revenue is recognized upon cash collection until we can reliably estimate the amount that would be ultimately collected for the test and the above criteria have been met, at which time revenue is recognized on an accrual basis. The Company generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, the Company takes assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and the Company bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover the test as ordered by the physician under their reimbursement policies. Consequently, the Company pursues reimbursement on a case-by-case basis.
From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $0.4 million and $1.7 million at December 31, 2014 and 2013, respectively.
License arrangements may involve multiple elements and the Company evaluates the agreements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. Such amounts are recognized as revenue when each unit is delivered.
If the delivered element does not have stand-alone value without one of the undelivered elements in the arrangement, the elements are combined and accounted for as a single unit of accounting. Such amounts are recognized as revenue when the last deliverable of the combined units is delivered.
Cost of Revenue
Cost of revenue includes the cost of materials, direct labor (including laboratory and service personnel), equipment and infrastructure expenses associated with processing blood and other samples, quality control analyses, shipping charges to transport samples, and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing testing services are recorded as tests are processed. Costs recorded for sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue is recognized with respect to that test. Royalties for licensed technology calculated on a per test basis or as a percentage of product revenue and fixed annual payments relating to the launch and commercialization of LDTs are recorded as license fees in cost of revenue at the time product revenue is recognized or in accordance with other contractual obligations.
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
Costs for collaboration and clinical study agreements with collaborators are recorded as research and development expenses. Accruals are recorded for estimated study costs comprised of work performed by collaborators under contract terms. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are delivered or the related services are performed.
Collaboration, Development and Licensing Agreement Expenses
The Company has collaborative agreements with life sciences partners that provide rights to develop, produce, and market products using certain know-how, technology and patent rights maintained by these partners. Terms of the various collaboration agreements may require milestone payments upon the achievement of certain product research and development objectives and payment of royalties on future sales, if any, of commercial products resulting from the collaboration.
Concentration of Risks
Financial instruments, which potentially are a concentration of credit risk, consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The exposure to credit loss is limited by placing cash, cash equivalents and marketable securities with US financial institutions. Additionally, the Company has established guidelines regarding diversification of investments and their maturities, which are designed to maintain principal and maximize liquidity. Credit risk with respect to accounts receivable is limited due to the Company's large and diverse customer base.
In 2014 one payor represented $17.4 million, or 11% of revenue. In 2013 two payors represented $25.0 million and $12.6 million or 21% and 11% of revenue, respectively. In 2012 two payors represented $6.7 million and $6.0 million or 15% and 13% of revenue, respectively.
The Company requires raw materials and devices of appropriate quality, reliability and to meet applicable regulatory requirements that currently are available from a limited number of sources and in certain cases a single source of supply. Consequently, in the event that supplies are delayed or interrupted for any reason, it could impair the ability to develop and produce services, which could have a material adverse effect on the business, financial condition and results of operations.

Fair Value Measurements
Financial instruments consist principally of cash, cash equivalents, short-term marketable securities, accounts receivable, accounts payable, accrued expenses, long term debt and the Company's 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes.
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
The Company determines the value of cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classifies cash equivalents and marketable securities within Level 1 or Level 2.
Cash, Cash Equivalents, and Marketable Securities
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less at the time of purchase.
Investments with an original maturity of more than three months at the time of purchase are considered marketable securities. All marketable securities have been classified by management as available-for-sale. The available-for-sale securities are carried at fair value, with unrealized gains and losses, determined on a specific identification basis, reported as a component of other comprehensive income (loss) in stockholders' deficit until realized.
A decline in the market value of any marketable security below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment would be included in other income or expense in the consolidated statements of operations and a new cost basis for the security would be established. There were no such declines in market value of any marketable security in the periods presented.
Accounts Receivable
Diagnostic services revenue is recorded on an accrual basis for payors and tests that meet the revenue recognition criteria for accrual basis and for client bill arrangements, which are primarily labs and international customers, upon delivery of test results to ordering physicians where a contractual agreement exits and for which collectability is reasonably assured.
The Company considers receivables past due based on payment terms and reserves specific receivables if collectability is no longer reasonably assured. The Company evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market value (net realizable value). Provisions for slow moving, excess and obsolete inventories are estimated based on future demands and product life cycles, including expiration.
Property, Equipment and Leasehold Improvements
Property consists of a leased building that did not meet the sale-leaseback criteria upon completion of the construction of the building and is recorded at its fair value at the date of the lease, less depreciation. The building is being depreciated over a period of 15 years equal to the term of the related lease and extensions.
Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally 3 to 5 years).
Leasehold improvements are stated at cost and amortized using the straight-line method over the estimated useful life of the improvement or the remaining term of the lease, whichever is shorter. The maximum estimated useful life of any leasehold improvement is generally 15 years from the completion of the improvement. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.
Financing Lease
For accounting purposes only, the Company is deemed to be the owner of the leased building in Raleigh-Durham, North Carolina, laboratory site as the terms of that facility lease agreement required extensive involvement in the construction of the building. Accordingly, assets were recorded representing the fair value of the building based on the assessed value and the total costs of the improvements, including the costs paid by the lessor (the legal owner of the building), with an associated long-term obligation. Upon completion of construction of the building, the sale-leaseback criteria was not met for de-recognition of the building assets and obligation. Therefore the lease is accounted for as a long-term financing obligation. The Company reports rent expense only on the land portion of the property but not for the building which is owned by the Company for accounting purposes. Rather, building rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
Operating Leases
The Company leases office, laboratory and research and development facilities, and equipment under various non-cancellable operating lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. Certain leases require the Company to pay property taxes and routine maintenance. Facility leases have terms that expire at various dates through September 2025.
In cases where the lessor grants leasehold improvement allowances rent expense is reduced by the allowances paid as those amounts are capitalized as improvements which are recognized as deferred rent that is amortized over the shorter of the lease term or the expected useful life of the improvements. During the year ended December 31, 2012, $2.8 million was capitalized from lessor paid leasehold improvements. During the year ended December 31, 2014 and 2013 no leasehold improvements were paid by a lessor.
Rent expense for operating leases is recognized on a straight-line basis. Rent expense of $5.2 million, $5.8 million, and $4.9 million was recognized for all operating leases during the years ended December 31, 2014, 2013 and 2012, respectively. Current and noncurrent deferred rent totaled $1.2 million and $0.1 million, respectively, at December 31, 2014, and $1.4 million and $0.7 million, respectively, at December 31, 2013.
Intangible Assets
Intangible assets that have finite useful lives consist of purchased patent rights and licenses. These intangible assets are being amortized over the expected economic use of the assets.
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
Goodwill is tested for impairment at the reporting unit level during the fourth quarter each fiscal year, or more frequently if indicators of impairment are present. If goodwill is considered to be impaired, the impairment recognized is equal to the amount by which the carrying value of the reporting units goodwill exceeds the implied fair value of that goodwill.
Valuation of Long-Lived and Intangible Assets
The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of long-lived assets and finite-lived intangible assets. Long-lived assets and finite-lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, the impairment recognized is equal to the amount by which the carrying value of the asset exceeds its fair value.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based payments made to employees, directors, and consultants based on estimated fair value, net of estimated forfeitures. These share-based awards include stock options, restricted stock and restricted stock units, and stock purchase rights under the Company's employee stock purchase plan. The fair value of stock options granted and stock purchase rights is estimated using the Black-Scholes-Merton ("BSM"), option-pricing model and for market-based grants the Monte Carlo simulation model is used. These models require the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee share-based compensation at the date of grant or modification. The fair value of restricted stock awards and restricted stock units is based on the market price of the Company's common stock on the date of grant.
Share-based compensation cost is recognized on a straight-line basis over the requisite service period of the award or, in the case of market-based awards, on an accelerated basis, over the greater of the vesting period or derived service period. Share-based compensation expense is recognized only for those awards that are ultimately expected to vest for awards with only a service condition. For stock option modifications, the Company compares the fair value of the original award immediately before and after the modification. For Type I modifications, or probable-to-probable vesting conditions, the incremental fair value of fully vested awards is recognized as expense on the date of the modification, with the incremental fair value of unvested awards recognized ratably over the new service period. Forfeitures are estimated at the time of grant and revised if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
Due to a net loss carryforward position, no tax benefits for share-based compensation have been recognized in the consolidated statements of cash flows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to share-based compensation cost as a result of the full valuation allowance of the Company's net deferred tax assets and net operating loss carryforwards.
The fair value of options granted to non-employees is estimated at the measurement date using the BSM pricing model and remeasured at each reporting date to fair value, with changes in fair value recognized as expense in the statement of operations and comprehensive income (loss).
Restructuring Costs
During the year ended December 31, 2013, the Company announced and executed a restructuring plan to exit its marketing of RetnaGene AMD LDT, reduce the Company’s workforce and not to move into a leased facility. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily consisted of severance pay and other separation costs such as outplacement services and benefits.
The fair value measurement of restructuring related liabilities requires certain assumptions and estimates to be made by the Company, such as the retention period of certain employees, the timing and amount of sublease income on the property, and the operating costs to be paid until lease termination. The Company’s policy is to use its best estimates based on facts and circumstances available at the time of measurement, review the assumptions and estimates periodically, and adjust the liabilities when necessary.
Income Taxes
As a result of a gain of $24.3 million from the sale of the discontinued operations in 2014, we recorded income tax expense from discontinued operations of $8.3 million. We also recognized a corresponding tax benefit in continuing operations in 2014. This benefit is a result of the required accounting for discontinued operations which requires a separate tax presentation for discontinued and continuing operations.
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of December 31, 2014 and 2013, we maintained valuation allowances against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.
We recognize excess tax benefits associated with share-based compensation to stockholders' equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

We recognize the impact of a tax position in our financial statements only if we believe that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.
Accumulated Other Comprehensive Income (Loss)
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, and includes net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.
Functional Currency
The U.S. dollar is the functional currency of the Company’s international operations. The Company remeasures its foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in other expense, net in the consolidated statements of operations.
Net Earnings (Loss) Per Share
Basic and diluted net loss per common share for the periods presented is computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods, without consideration of common stock equivalents. Common stock equivalents, determined on a weighted-average, that could potentially reduce net earnings per common share in the future that were not included in the determination of diluted earnings (loss) per common share as their effects were antidilutive are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Shares underlying Convertible Senior Notes	28,088	28,088	8,014
Options to purchase common stock	13,108	13,789	11,131
Restricted stock units not yet vested and released	2,038	1,654	825
Restricted stock awards issued, but unvested	34	17	9
Options to purchase shares under the Employee Stock Purchase Plan	158	172	114
Warrants to purchase common stock	250	250	250
Total	43,676	43,970	20,343
The control number for determining whether to present potential dilutive common shares in the diluted EPS computation is income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if we report net earnings after including discontinued operations.
Recently Adopted Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized over the required service period, if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be the Company's fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2016, which will be the Company's fiscal year 2017. The Company has not yet evaluated the potential impact of adopting the guidance on the Company's consolidated financial statements.
In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance will be effective for fiscal years beginning after December 15, 2014, which will be the Company's fiscal year 2015, with early adoption permitted. The Company elected to use the non-amended guidance to evaluate the reported discontinued operations (see footnote 4) and will adopt the new guidance after its effective date.
Note 2.         Supplementary Financial Information
Marketable Securities, available-for-sale (in thousands):

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,049	$—	$(29)	$30,020
Certificates of deposit	48	—	—	48
Mutual funds	277	243	—	520
Total marketable securities	$30,374	$243	$(29)	$30,588

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$4,999	$—	$—	$4,999
Certificates of deposit	4,163	—	(2)	4,161
Mutual funds	250	258	—	508
Total marketable securities	$9,412	$258	$(2)	$9,668
As of December 31, 2014, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the years presented, as the Company has the intent and ability to hold the securities until maturity or a recovery of the cost basis or recovery of fair value. As of December 31, 2014, all marketable securities were due within one year.
Inventories (in thousands):

	As of December 31,
	2014	2013
Raw materials	$6,165	$10,613
Work in process	351	985
Total	$6,516	$11,598
Other Current Assets and Prepaid Expenses (in thousands):

	As of December 31,
	2014	2013
Pooled patents agreement receivable	$6,000	$—
Other	6,112	2,653
Total	$12,112	$2,653

Property, Equipment and Leasehold Improvements (in thousands):

	As of December 31,
	2014	2013
Building and improvements	$8,673	$8,673
Laboratory equipment	34,026	37,101
Leasehold improvements	6,351	6,156
Office furniture and equipment	16,709	16,956
	65,759	68,886
Less accumulated depreciation and amortization	(50,411)	(44,508)
Total	$15,348	$24,378
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $11.5 million, $13.6 million, and $9.9 million, respectively. Depreciation of assets under capital leases is included in depreciation expense.
Accrued Expenses (in thousands):

	As of December 31,
	2014	2013
Accrued royalties, licenses, and collaboration payments	$7,223	$11,119
Accrued compensation and related taxes	7,606	4,520
Accrued professional fees and consulting	1,872	4,324
Other	5,454	5,293
Total	$22,155	$25,256

Note 3.         Significant Acquisitions and Other Transactions
Acquisition of Patent Rights
On September 30, 2014, the Company entered into a patent purchase agreement (Patent Purchase Agreement) with Isis Innovation Limited (“Isis”). The acquired patents and patent applications from Isis relate to noninvasive prenatal testing for use in the United States, Canada, Japan, Australia, Hong Kong and Europe. The Company received an irrevocable, perpetual, fully-paid, exclusive license (with the right to sublicense) to certain know-how and intellectual property related to noninvasive prenatal testing, subject to certain reserved rights retained by Isis. The purchase is an asset acquisition and the accounting guidance requires assets acquired to be measured at the cost of the consideration paid or the fair value of the asset acquired, whichever measure is more reliable. The Company previously held an exclusive license to the patents and patent applications under the Exclusive License of Technology Agreement, dated October 14, 2005, between Isis and the Company, as amended (the “Exclusive License Agreement”). Under the Patent Purchase Agreement the Exclusive License Agreement was terminated as of September 30, 2014.
In consideration for the exclusive rights to the license, the Company made an up-front payment of $9.25 million to Isis and agreed to waive $2.1 million in legal fees owed to the Company by Isis. Additionally, Isis agreed to waive $1.4 million of royalties owed by the Company to Isis, under the Exclusive License Agreement.  Including the remaining intangible asset value of $0.65 million from the Exclusive License Agreement, the acquired patent value was $10.6 million. The purchased patent rights will be amortized on a straight-line basis over their expected useful life, which was determined to be 3.5 years or through March 2018. Under the agreement the Company may also be required to make future payments to Isis based on meeting or exceeding certain revenue targets.
As of December 31, 2014 the carrying amount of the Company's intangible assets was $13.9 million less accumulated amortization of $2.7 million. Future estimated amortization of intangible assets at December 31, 2014 is as follows (in thousands):

2015	$3,160
2016	3,160
2017	3,160
2018	898
2019	144
Thereafter	725
Total	$11,247

Pooled Patents Agreement
On December 2, 2014, the Company entered into a Pooled Patents Agreement (the “Pooled Patents Agreement”) with Illumina, Inc. (“Illumina”), pursuant to which the parties pooled their intellectual property directed to noninvasive prenatal testing (“NIPT”). Under the Pooled Patents Agreement, Illumina has exclusive worldwide rights to utilize the pooled intellectual property to develop and sell in-vitro diagnostic (IVD) kits for NIPT and to license to third-party laboratories wanting to develop and sell their own laboratory-developed NIPT tests under the collection of pooled patents. The Company maintained a non-exclusive right to sublicense the intellectual property rights it acquired from Isis to third-party laboratories for its own developed NIPT tests. In addition, the Company and Illumina each have rights to utilize all pooled patents to develop and sell their own respective laboratory-developed NIPT tests. Additionally, as part of the Pooled Patents Agreement, Illumina gained access to samples and applicable study protocols from the Company’s clinical studies for high and low risk pregnancies.
In consideration, Illumina made an aggregate $50.0 million upfront payment to the Company as part of the agreement, of which $6.0 million was received in January 2015. Illumina will also pay royalties to the Company for sales of IVD kits for NIPT. The Company, Illumina and their sublicensees will each pay a per-test fee into a pool for laboratory-developed NIPT tests depending on the annualized volumes of tests, which will be shared between the Company and Illumina. Illumina has agreed to make minimum yearly payments to the Company under the pool covering both IVD royalties and Sequenom’s share of the collected test fees through 2020. The Pooled Patents Agreement will remain in effect until the date of expiration of the last to expire pooled patent on, which may be extended if patent applications in the pool are approved. Neither party may terminate the Pooled Patents Agreement except by mutual written agreement of the parties.
In accordance with the Pooled Patents Agreement, Sequenom and the Chinese University of Hong Kong (“CUHK”) entered into an agreement (the “CUHK Agreement”), pursuant to which certain license agreements by and between Sequenom and CUHK, were amended and assigned to Illumina for inclusion in the patent pool, subject to the Pooled Patents Agreement. Illumina is responsible for paying all royalties to CUHK under the CUHK License Agreements, and granted the Company a sublicense under each agreement to exploit laboratory-developed NIPT tests in accordance with the Pooled Patents Agreement. In consideration, the Company paid CUHK a one-time $6.15 million upfront payment and will pay additional royalties of varying percentages through 2019. The CUHK Agreement shall remain in effect until the expiration of the CUHK License Agreements. Each of the CUHK License Agreements expires concurrently with the last-to-expire patent that is a subject of the agreement or on the 20th anniversary of the commencement date of the agreement, whichever is later.
Concurrently with the execution of the Pooled Patents Agreement, Sequenom, Illumina, the Sequenom Center for Molecular Medicine, LLC (“SCMM ” a subsidiary of Sequenom Inc.), and Verinata Health, Inc., a subsidiary of Illumina (“Verinata ”) entered into a Settlement Agreement (the “Settlement Agreement ”), pursuant to which the parties settled certain claims and released the other parties from potential liability. Each party to the Settlement Agreement released the other parties and their affiliates, licensors, licensees, developers and certain purchasers from all claims for the exploitation, on or before the December 2, 2014 effective date of the Settlement Agreement, of NIPT products and services, as well as any other claims based on acts relating to the subject matter of the dismissed disputes or that could have been brought in response thereto. None of the parties made any admission of liability in entering into these arrangements.
In connection with entering into the Pooled Patents Agreement, the Company also entered into an Amended and Restated Sale and Supply Agreement with Illumina (the “Supply Agreement”), pursuant to which Sequenom and its affiliates will purchase various products from Illumina for use in NIPT as well as for other clinical and research uses. The Supply Agreement amends, restates and replaces Sequenom’s prior Sale and Supply Agreement with Illumina. Subject to certain conditions and limitations, including an annual purchase minimum, under the Supply Agreement Sequenom and its affiliates will receive pricing no less favorable than that offered by Illumina to similar customers in the United States. The Supply Agreement has a term of five years; provided, however, that it may be earlier terminated (i) in the event that either party breaches a material provision and fails to cure such breach within thirty days after receiving written notice of the breach, or (ii) by written notice if the other party becomes the subject of a voluntary or involuntary petition in bankruptcy or any proceeding relating to insolvency, receivership, liquidation or composition for the benefit of creditors that is not dismissed within 60 days.

The Company determined that the Pooled Patents Agreement, the Settlement Agreement, the Supply Agreement and the CUHK Agreement were all part of a single transaction with multiple elements as the various agreements were contemporaneously negotiated, contingent upon one another and negotiated with the same counterparties. As the agreements were considered to be part of one transaction with multiple elements, the Company followed the accounting guidance in ASC 605-25 to determine the separate units of account and the basis for allocating the consideration received. The Company evaluated all elements of the agreements and identified the following deliverables that had value; (1) the physical samples and applicable study protocols, (2) transfer of IVD technology (3) settlement of claims and disputes between the Company and Illumina and (4) the $6.15 million upfront payment made to CUHK. The Company allocated consideration to the physical samples and transfer of IVD technology based on its best estimate of selling price for each of the deliverables, which were derived from Company models as well as through the use of a third-party valuation expert. The Company determined the value to be allocated to the settlement of claims and disputes based on the residual value method due to the complex nature of the litigation and the inability to make a reliable estimate of value for this component. Consideration allocated to each element was $21.0 million for each of (i) the physical samples and (ii) the transfer of IVD technology and $1.85 million for the settlement of claims and disputes. The $6.15 million payment made by the Company to CUHK was reflected as a reduction of the proceeds received from Illumina as this was primarily for the amendment of certain license agreements by and between Sequenom and CUHK, and the assignment of those agreements to Illumina for inclusion in the patent pool, and resulted in net consideration to be allocated by the Company of $43.85 million.
Effective December 2, 2014, the Company transferred to Illumina the IVD technology and settled all claims and disputes with Illumina set forth in the Settlement Agreement. As such, the Company satisfied two deliverables in the arrangement and recognized $22.85 million as a gain on the Pooled Patents Agreement in the consolidated statement of operations and comprehensive income (loss) during the fourth quarter of 2014. The Company will recognize a gain of $21.0 million once the remaining applicable study protocols associated with the physical samples are delivered to Illumina, which is expected to occur during the first half of 2015.

Note 4.         Discontinued Operations
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

	Period ended May 30,	Years ended December 31,
	2014	2013	2012
Discontinued Operations (in thousands)
Revenue:
Bioscience product sales and services	$12,470	$42,870	$43,240
Cost of revenue:
Cost of bioscience product sales and services	4,235	15,436	15,025
Gross margin	8,235	27,434	28,215
Operating expenses:
Selling and marketing	6,237	13,772	14,792
Research and development	2,248	7,797	10,283
General and administrative	643	1,621	1,308
Restructuring costs	19	284	—
Total operating expenses	9,147	23,474	26,383
Earnings (loss) from discontinued operations	(912)	3,960	1,832
Other income (expense), net	81	(145)	(1,155)
Earnings (loss) from discontinued operations before income taxes	(831)	3,815	677
Income tax benefit (expense)	248	(1,654)	(415)
Gain on sale of discontinued operations, net of tax	15,959	—	—
Earnings from discontinued operations	$15,376	$2,161	$262

The gain on the sale of the Bioscience business segment, net of $8.3 million of related tax expense was $16.0 million, with an aggregate cash sale price of $31.8 million, plus a $2.0 million, milestone payment, less net book value of $6.2 million, adjustments for working capital of $0.8 million, and transaction costs of approximately $2.5 million, which consist primarily of investment banking and legal fees.
The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2013 related to the Bioscience business segment (in thousands):

December 31, 2013
Assets
Current assets:
Accounts receivable, net	$7,696
Inventories	5,370
Other current assets and prepaid expenses	408
Total current assets	13,474
Property, equipment and leasehold improvements, net	2,175
Other assets	133
Total noncurrent assets	2,308
Total assets of discontinued operations	$15,782

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$868
Accrued expenses	2,878
Other current liabilities	2,461
Total current liabilities of discontinued operations	6,207
Other long-term liabilities	946
Cumulative translation adjustment	527
Total liabilities and equity of discontinued operations	$7,680

In connection with the sale of the Bioscience segment, the Company also entered into other agreements designed to facilitate the orderly transfer of business operations to BioSciences. One agreement is a three year Supply Agreement with BioSciences where the Company may purchase consumables and systems for the laboratory business and for the first twelve months of the agreement has preferred pricing. Purchases made by the Company of consumables and systems for the years ended December 31, 2014, 2013 and 2012, were $0.7 million, $0.9 million and $0.6 million, respectively, these sales have been eliminated from discontinued operations reported revenue because the transaction was intra-entity.
Note 5.         Research and Development and Collaboration and Licensing Agreements
The Company has entered into various collaborative agreements that provide rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the Company's collaborative partners. Terms of the various collaboration agreements may require us to make milestone payments upon the achievement of certain product research and development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. Certain of the licensing agreements require guaranteed minimum royalty payments. Terms of the licensing agreements generally range from the remaining life of the patent up to 17 years and, in some cases, may be subject to earlier termination by either party upon specified circumstances.

Total expense incurred under all research and development collaboration and licensing agreements for royalties, milestone payments, and research funding obligations, including amortization, during the years ended December 31, 2014, 2013 and 2012 was $13.6 million, $12.0 million and $5.5 million, respectively.
Future minimum guaranteed payment obligations for royalties, milestone payments, and research funding obligations under all such agreements at December 31, 2014 are as follows (in thousands):

2015	$2,238
2016	1,063
2017	1,063
2018	823
2019	823
Thereafter	6,651
Total	$12,661
Note 6.         Long-Term Obligations (in thousands, except percentages):

	As of December 31,
	2014	2013
5.00% Convertible Senior Notes due October 2017, interest payable semi-annually in April and October	$130,000	$130,000
Bank Loans due May 2015, principal and interest payable monthly, weighted-average effective interest rates of 5.5% and 5.5%, net of unamortized discounts of $8 and $109 at December 31, 2014 and 2013, respectively	3,722	10,894
Obligation for building and improvements, effective interest rate of 4.9%, expiring October 2026	5,868	6,116
Capital lease liabilities, expiring January 2016, net of unamortized discounts of $17 and $57 at December 31, 2014 and 2013, respectively	156	275
Total long-term obligations	139,746	147,285
Less current portion	(4,144)	(7,643)
Non-current portion	$135,602	$139,642
Future maturities of long-term obligations at December 31, 2014 are as follows (in thousands):

2015	$4,168
2016	323
2017	130,344
2018	380
2019	417
Thereafter	4,139
Total gross maturities	139,771
Less unamortized discounts for imputed interest	(25)
Total long-term obligations	$139,746
Convertible Senior Notes
On September 17, 2012, the Company issued $130.0 million aggregate principal amount of Convertible Senior Notes ("the Notes") in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Notes mature on October 1, 2017, unless earlier converted, redeemed, or repurchased. The Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of common stock.
The net proceeds received were $124.7 million after deducting underwriting discounts and commissions and other offering costs of $5.3 million. The debt issuance costs are recorded in other assets and are amortized to interest expense, using the effective interest method, over the five-year term of the Notes. At December 31, 2014 and 2013, unamortized deferred debt issuance costs totaled $3.1 million and $4.1 million, respectively.

The Notes are initially convertible into a total of 28.1 million shares of common stock, which is equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of the Notes, which would result in a maximum issuance of 35.8 million shares of common stock if all holders converted at the maximum conversion rate. In addition, under certain circumstances the Company, in connection with a make-whole fundamental change (as defined in the indenture governing the Notes), may be required to increase the conversion rate for holders of the Notes and as of December 31, 2014, no change to the conversion rate has occurred on the Notes.
The Company may not redeem the Notes prior to October 1, 2015. On or after October 1, 2015, the Company may redeem for cash all, but not less than all, of the Notes if the last reported sale price of the common stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which the notice of the redemption is delivered. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the Notes are called for redemption, a make-whole fundamental change will be deemed to occur. As a result, in certain circumstances, this would increase the conversion rate for holders who convert their Notes after a notice of redemption is delivered and on or prior to the close of business on the third business day immediately preceding the relevant redemption date. Upon a fundamental change, subject to certain exceptions, the holders may require that the Company repurchase some or all of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
On September 17, 2012, the Company entered into an indenture with Wells Fargo Bank, National Association, as trustee, relating to the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment with existing and future senior, unsecured indebtedness, and will be senior in right of payment to any future indebtedness that is expressly subordinated to the Notes. The Notes will be effectively subordinated to existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities and commitments of subsidiaries, including trade payables and any guarantees that they may provide with respect to any existing or future indebtedness.
Bank Loans
In May 2011, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, that allowed for term loans of up to $20.0 million to be borrowed through August 31, 2012, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement are secured by substantially all of the Company's assets, except for intellectual property, and are subject to certain other exceptions. The Loan Agreement includes limitations on the ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
The Company borrowed under the term loans $5.0 million and $15.0 million during the years ended December 31, 2012 and 2011, respectively. Under the Loan Agreement, the term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum. The term loan borrowings are being repaid in 33 equal installments of principal, plus accrued interest which commenced on September 1, 2012. The term loans requires a final payment of 3.5% of all advances made under the term loans, in addition to principal repayments, at the loan maturity date, which is May 1, 2015, which is being amortized as interest expense over the term of the loan. The Company has the option to prepay the outstanding balance of the term loans in full, subject to the final payment.
 At December 31, 2014, the Company was in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring the Company to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus operating liquidity.
Obligation for Building and Improvements
In November 2011, the Company entered into a lease agreement for a building in Raleigh-Durham, North Carolina, that is accounted for as a financing lease. The term of the lease and the obligation was initially 15 years through October 2026, including two 5-year extensions of the lease. Rent payments under the lease are allocated primarily between interest expense and reduction to the long-term obligation. In the event the lease is terminated prior to the end of the 15-year period, any gain representing the amount by which the balance of the obligation exceeds the net book value of the related building and improvements would be recognized.

Note 7.         Commitments and Contingencies
Patent Litigation
In December 2011, the Company was named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which was exclusively in-licensed from Isis prior to September 30, 2014 when the Company purchased the patent from Isis. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. The Company's counterclaims name Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only. With the purchase of the '540 Patent, the Company will seek to dismiss Isis from the lawsuit as soon as practicable. In March 2012, Ariosa responded to the Company's answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012, the Company filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied the Company's motion for preliminary injunctive relief and on July 16, 2012 the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (CAFC) from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on the Company's counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code. On October 16, 2013 the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013 the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the’540 Patent is invalid. The Company disagrees with the Order and has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The Company intends to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intends to vigorously pursue the Company's claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
In addition, Ariosa has sought to invalidate the ‘540 Patent through a petition for inter parties review ("IPR") before the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO).  Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014 invalidating some claims but upholding the validity of other claims. Both the Company and Ariosa have requested reconsideration of the PTAB decision.
In January 2012, the Company was named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the U.S. District Court for the Northern District of California. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, the Company filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. The Company's counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and the Company seeks to dismiss Isis as soon as practicable now that the Company has purchased the '540 patent from Isis. On October 16, 2013 the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Natera stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. The Company intends to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
In February 2012, the Company was named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the U.S. District Court for the Northern District of California. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which at the time was exclusively in-licensed from Isis but has since been purchased from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that the Company, by performing its noninvasive prenatal MaterniT21 test, has and continues to directly infringe U.S. Patents which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. The Company's counterclaims name Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that the Company, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe on a Patent which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, the Company filed an answer to the complaint.
On October 16, 2013, the District Court issued its order on the interpretation. Many of the ‘540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Verinata stipulated to final judgment on the ‘540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit. The District Court set trial beginning February 23, 2015. On December 2, 2014, the Company and Verinata reached a settlement that resolved litigation between them, and all litigation between the Company and Verinata related to these patents is now dismissed. As part of that settlement the patents and pending applications, are now pooled under a Pooled Patents Agreement between the Company and Illumina (who acquired Verinata). The Company and Verinata are now licensees to the patent rights that are pooled under the Pooled Patents Agreement.
On March 12, 2013, the U.S. Patent and Trademark Office, or USPTO, declared a patent interference between Verinata's patent, which Verinata had asserted against us in the litigation, and the Company's then in-licensed (from CUHK) pending a patent application. Two related patent interferences were declared by the USPTO between patent applications related to the patent and application. On April 7, 2014, the USPTO concluded the interferences, ruling that Verinata’s lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the patent claims in the interference and the involved claims of the related patent application. Verinata has appealed the USPTO’s decision to the U.S. District Court for the Northern District of California. The District Court has set trial beginning February 23, 2015 on the appeal. On December 2, 2014, the involved patents and applications were added to the patent pool. The Company is not a party to the District Court proceedings.
On May 3, 2013, the USPTO declared a patent interference between Verinata's Patent, which Verinata has asserted against us in the litigation, and the Company's then in-licensed (from CUHK) pending patent application. On April 7, 2014, the USPTO ruled that the pending patent application has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and entitled to a patent on that subject matter. The Company also separately challenged the validity of Verinata’s Patent in an inter partes review proceeding before the USPTO. The USPTO recently issued a decision in the Interference and the patent IPR upholding the validity of the patent. Pursuant to the terms of its settlement with Verinata, the Company will not appeal these decisions.
On September 29, 2014, and October 1, 2014 two unknown third parties initiated Opposition Proceedings against a European Patent. This patent was previously in-licensed by the Company from CUHK but has since been added to the patent pool under the Pooled Patents Agreement. The Company has rights to this patent under the patent pool but no longer controls efforts to defend this patent in the Opposition Proceedings.
In addition, from time to time, the Company may be involved in litigation relating to claims arising out of the Company's operations in the normal course of business, including claims related to the Company's products, tests, and services, including LDT services. These other matters are, in the opinion of management, immaterial with respect to the Company's consolidated financial position, liquidity, or results of operations.
Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Because of the uncertainties related to the Company's pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. An adverse ruling or outcome in any lawsuit involving us could materially affect the Company's business, liquidity, consolidated financial position or results of operations ability to sell one or more of the Company's products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on us of an adverse ruling of such matters.
Operating Leases

Future minimum annual obligations under all non-cancellable operating lease commitments, including the facility leases, at December 31, 2014 are as follows (in thousands):

2015	$4,066
2016	2,499
2017	2,561
2018	2,631
2019	2,704
Thereafter	17,060
Total	$31,521

Note 8.         Preferred and Common Stock
Preferred Shares
The Board of Directors has the authority to designate up to 5.0 million shares of preferred stock in one or more series and to define the terms of each series of preferred stock, including dividend, conversion, voting, redemption and liquidation rights and preferences. As of December 31, 2014 no preferred stock has been issued or is outstanding.
Stock Purchase Rights Agreement
The Company has a Rights Agreement to protect stockholders' interest in the event of a proposed takeover of the Company. Each outstanding share of common stock has attached to it one preferred share purchase right, or Right, which entitles the registered holder to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $120.00 subject to adjustment. The rights are exercisable only if a person, entity or group acquires, or announces their intention to acquire beneficial ownership of 15% or more of outstanding common stock, or Acquiring Person. Upon exercise, holders, other than the Acquiring Person, will have the right to receive shares of common stock or Series A Preferred Shares, cash, debt, stock or a combination thereof having a market value of two times the exercise price of the Right. The Rights expire on March 20, 2019.
Common Shares
As of December 31, 2014, the Company has authorized 185.0 million shares of common stock, of which 16.4 million shares are available for future issuance.
Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2014 are as follows (in thousands):

Stock options:
Issued and outstanding	11,116
Available for future grant	8,611
Issued and outstanding restricted stock units	1,674
Available for issuance under the ESPP	1,388
Warrants outstanding	250
Convertible Senior Notes	28,088
Total	51,127
On January 25, 2012, the Company closed an underwritten public offering of 15.0 million shares of common stock at $4.15 per share, resulting in gross proceeds of $62.0 million. After deducting $3.8 million in underwriting discounts and commissions and other offering costs, net proceeds were $58.2 million.
Note 9.     Stock Compensation Plans
Equity Incentive Plans
The 2006 Equity Incentive Plan, or the 2006 Plan, as approved by stockholders, provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to employees, directors and consultants.

As of December 31, 2014, under the 2006 Plan, up to an aggregate of 20.9 million shares of common stock may be issued, of which 12.5 million shares are reserved for issuance upon exercise of granted and outstanding options and vesting of restricted stock units, and 8.4 million shares are available for future grants.
The New-Hire Equity Incentive Plan, or the New-Hire Plan, which was approved by the Board of Directors in 2010, provides for the granting of stock options to eligible persons entering into employment with the Company and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of December 31, 2014, under the New-Hire Plan, up to an aggregate of 550,000 shares of common stock may be issued, of which 311,000 shares are reserved for issuance upon exercise of granted and outstanding options, and 239,000 shares are available for future stock option grants.
Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of activity related to stock option awards is as follows:

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	12,488	$6.17
Granted	3,151	$3.54
Exercised	(111)	$2.90
Forfeitures and cancellations	(2,485)	$5.68
Outstanding at December 31, 2013	13,043	$5.66
Granted	4,716	$3.45
Exercised	(483)	$2.71
Forfeitures and cancellations	(6,160)	$5.77
Outstanding at December 31, 2014	11,116	$4.96	6.6	$3,161
Options exercisable at December 31, 2014	7,619	$5.62	5.8	$1,277
Options vested or expected to vest at December 31, 2014	10,412	$5.08	6.5	$2,698

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.1 million, and $0.0 million, respectively. Cash received from stock option exercises during the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $0.3 million, and $0.1 million, respectively.
Restricted stock awards generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. The following table summarizes activity related to restricted stock awards and restricted stock units:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	905	$4.34
Grants and awards	1,822	$3.32
Vested and released	(370)	$4.13
Forfeitures and cancellations	(224)	$3.87
Outstanding at December 31, 2013	2,133	$3.47
Grants and awards	1,373	$2.55
Vested and released	(724)	$3.13
Forfeitures and cancellations	(1,108)	$3.31
Outstanding at December 31, 2014	1,674	$2.99

The total fair value of restricted stock awards and restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $1.5 million, and $0.6 million, respectively. As permitted under the 2006 Plan, 215,000 shares were repurchased for an aggregate value of $0.7 million during the year ended December 31, 2014 to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units.

Employee Stock Purchase Plan
The 1999 Employee Stock Purchase Plans, or the ESPP, permits eligible employees to purchase shares of common stock at a discount through payroll deductions, with six-month offerings beginning on the first business day in February and August each calendar year. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of common stock and limited to no more than 10,000 shares per individual per offering period. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.
During the years ended December 31, 2014, 2013 and 2012, a total of 0.6 million shares, 0.6 million shares, and 0.4 million shares, respectively, were purchased by and distributed to employees at an average price of $1.90, $2.49, and $2.91 per share, respectively. The total intrinsic value of purchase rights exercised during the periods presented was $0.6 million, $0.7 million, and $0.2 million, respectively.
As of December 31, 2014, 1.4 million shares of common stock were reserved for future issuance under the ESPP.
Market Condition Grants
The fair value of stock options awarded that include market-based performance conditions is estimated on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate. There have been two market condition grants, both grants were made in 2014 with an exercise price of $3.07. The first grant was for 75,500 shares with a market performance goal of a 25% premium to the exercise price of the option for 30 consecutive days. The grant date fair value was determined to be $2.45 per share. The second grant was for 200,000 shares with a market performance goal of a closing stock price of $5.00 per share for 30 consecutive days. The grant date fair value was determined to be $2.42 per share. The two market condition grants are recognized over the vesting period which is 4 years.
The grant date value is based on the following assumptions:

Market condition option grants
Risk-free interest rate	2.6%
Volatility	89.0%
Dividend yield	—%
Expected life (years)	8.0
Weighted-average grant date fair value	$2.43
Share-based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP:

	Years ended December 31,
Stock option grants	2014	2013	2012
Risk-free interest rate	1.16%	0.96%	1.64%
Volatility	54.3%	73.0%	94.5%
Dividend yield	—%	—%	—%
Expected life (years)	4.1	5.3	7.4
Weighted-average grant date fair value	$1.67	$2.58	$3.61

	Years ended December 31,
ESPP stock purchase rights	2014	2013	2012
Risk-free interest rate	0.79%	0.09%	0.14%
Volatility	67.2%	68.9%	68.2%
Dividend yield	—%	—%	—%
Expected life (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$0.91	$1.17	$1.13
The determination of fair value is affected by the stock price as well as assumptions regarding a number of complex and subjective variables that require judgment. The computation of the expected option life assumption is based on a weighted-

average calculation combining the average historical exercise activity and assumptions regarding the estimated life of all unexercised, outstanding stock options. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of employee stock options. The expected volatility is based on the historical volatility of the Company's stock. No dividends on common stock have been paid since the Company's inception and, the Company does not anticipate paying dividends on common stock in the foreseeable future.
We amortize the fair value of share-based compensation on a straight-line basis over the requisite service periods of the awards for awards with only a service condition. Awards that contain a performance condition are amortized on an accelerated basis.
Modifications
In 2014 share-based compensation related grants were modified for executives retiring from employment with the Company, but continuing to serve the Company in a consultant role or as a member of the Company’s Board following their retirement. In connection with their retirement and return to service as a consultant or non-employee director, the Company’s board of directors approved an amendment to each stock option held by the executives extending the term in which the stock options may be exercised. These modifications resulted in an aggregate incremental compensation cost of $1.5 million, of that amount $1.2 million was attributable to vested awards and expensed immediately.
Total share-based compensation expense for all stock awards recognized in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Total	$11,519	$9,527	$10,790
As of December 31, 2014, there was $7.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. As of December 31, 2014, there was $3.1 million of unamortized compensation cost related to unvested restricted stock awards which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.
Warrants
In connection with an amendment to the corporate headquarters lease in 2005, a warrant was issued to purchase 50,000 shares of the Company's common stock with an exercise price of $2.64 per share to the lessor. The warrant, which remains outstanding at December 31, 2014, was immediately exercisable and expires in October 2015. The fair value of the warrant, calculated using the Black-Scholes option pricing model, was recorded as prepaid rent and is being amortized as rent expense over the remaining life of the lease.
In connection with a license agreement to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK), we issued a warrant to purchase up to 200,000 shares of common stock at a price of $7.00 per share, the closing price of common stock on May 3, 2011. The warrant, which expires in May 2018 and remains outstanding at December 31, 2014, was immediately exercisable, in whole or in part, but not for less than 20,000 shares and in increments of 20,000 shares. The fair value of the warrant of $1.2 million was recognized as research and development expense during the year ended December 31, 2011.

Note 10.     Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2014
Cash equivalents:
Money market funds	$50,359	$50,359	$—
Total cash equivalents	50,359	50,359	—
Marketable securities:
U.S. treasury securities	30,020	30,020	—
Certificates of deposit	48	—	48
Mutual funds	520	520	—
Total marketable securities	30,588	30,540	48
Total	$80,947	$80,899	$48

	Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2013
Cash equivalents:
Money market funds	$41,260	$41,260	$—
Total cash equivalents	41,260	41,260	—
Marketable securities:
U.S. treasury securities	4,999	4,999	—
Certificates of deposit	4,161	—	4,161
Mutual funds	508	508	—
Total marketable securities	9,668	5,507	4,161
Total	$50,928	$46,767	$4,161
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the years ended December 31, 2014 and 2013.
For fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low. The value of investments in money market funds, U.S. treasury securities and mutual funds was determined using Level 1 inputs. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves and fair values determined by Level 3 inputs, which utilize unobservable data points supported by little or no market activities, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company's financial position and results of operations. Investments in certificates of deposit are valued using Level 2 inputs.
Level 2 securities are initially valued at the transaction price and subsequently valued and reported utilizing fair values provided by investment managers who estimate the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as quotes from multiple third-party pricing vendors, fund or trust companies and quoted prices for securities with similar maturity and rating features along with additional procedures performed to corroborate the fair value of securities, including the comparison of fair values provided by investment managers to those obtained from other reliable sources.

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
Facility Exit Liabilities. In connection with the restructuring in August 2013, as further described in Note 11 Restructuring Costs, and the exit of an operating lease on a facility in San Diego, which expires in July 2015, the fair values of the remaining lease liability and remaining tenant improvement liabilities was determined as of the cease-use date. The fair value of the remaining tenant improvement liabilities was determined using the aggregate of the remaining committed purchase orders for construction of the improvements (Level 1 inputs). The fair value of the remaining lease liability was determined as the present value of the remaining payments due under the lease and ancillary costs, reduced by estimated sublease rental income that could be reasonably obtained from the property, discounted using a credit-adjusted risk-free interest rate of 5.9% (Level 3 inputs). The estimated future payments were, net of estimated future sublease payments, based on current rental rates available in the local real estate market, and an evaluation of the ability to sublease the facility which was estimated to be in April 2014. The fair values were recorded as liabilities at the cease-use date with a corresponding expense recognized in restructuring costs in the consolidated statement of operations.
In 2014 management reassessed the remaining liabilities in connection with the facility exit and based on the shortened period where the facility could be subleased and consideration of other new information an additional $1.9 million of restructuring expense was recorded related to the vacated facility. The restructuring cost was for the entire lease obligation and costs to maintain the facility through the lease expiration.
As of December 31, 2014, the fair value of the remaining lease liability on the vacated facility was measured using the remaining lease liability. As of December 31, 2013, the fair value of the remaining lease liability on the vacated facility was measured using estimated net cash flows, discounted using a credit-adjusted risk-free rate, which are considered Level 3 inputs. The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2013 and the respective input levels based on the fair value hierarchy contained in fair value measurements and disclosures accounting guidance and the effect of the measurements on the statement of operations (in thousands):

	Fair Value Measurements at
	December 31, 2013
	using:
		Quoted Prices in
		Active Markets	Significant	Losses for the
		for Identical	Unobservable	Year Ended
Description	Fair Value	Liabilities (Level 1)	Inputs (Level 3)	December 31, 2013
Facility exit liabilities	$1,281	$18	$1,263	$2,438
Leasehold improvements	—	—	—	1,708
Other assets	—	—	—	650
Leasehold Improvements. In connection with the restructuring in August 2013, the carrying values of the leasehold improvement assets associated with the vacated leased facility were no longer recoverable, and an asset impairment charge was recorded during the year ended December 31, 2013, which is reported in restructuring costs in the consolidated statement of operations. As of December 31, 2014, all liabilities for the leasehold improvement have been paid.
Other Assets. In connection with the restructuring in August 2013 and the reduction in estimate of future cash flows to be generated by the RetnaGene AMD LDT product line, discussed in Note 11 Restructuring Costs, the carrying values of the RetnaGene AMD LDT licensed technology and prepaid minimum royalty balance were no longer recoverable, and, as a result, recognized asset impairment charges were recognized during the year ended December 31, 2013, which is reported in restructuring costs in the consolidated statement of operations.

Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on current borrowing rates currently available in the market for bank loans with similar terms, management believes that the fair values of its bank loans approximates their respective carrying values (Level 1).

The carrying amounts and fair values of Convertible Senior Notes are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible senior notes	$130,000	$134,227	$130,000	$113,100
At December 31, 2014, the fair value of Convertible Senior Notes was based on quoted market prices of similar instruments (Level 1).

Note 11.     Restructuring Costs
As part of an overall cost reduction effort, in August 2013, the Company communicated to employees a plan to reduce the workforce. The restructuring resulted in the release of 57 employees, a reduction in estimated future cash flows to be generated by the RetnaGene AMD LDT, which resulted in an asset impairment of licensed technology, and the decision to exit a leased facility in San Diego, which is available for sublease until the lease expires in July 2015.
In connection with the restructuring, the Company recorded $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties related to the RetnaGene AMD LDT licensed technology, and $1.0 million in employee termination costs during the year ended December 31, 2013.
In 2014, based on the shortened period where the facility could be subleased and consideration of other new information management reassessed the remaining liabilities in connection with the restructuring and recorded an additional $1.9 million of restructuring expense related to the vacated facility. The restructuring cost is for the lease obligation and costs to operate the facility through the lease expiration.
The following table summarizes the restructuring activity during the year ended December 31, 2014 and related liabilities as of December 31, 2014 (in thousands):

	Facility Exit Costs	Employee Termination Costs	Total
Restructuring costs at December 31, 2013	$1,281	$106	$1,387
Cash payments	(2,022)	(77)	(2,099)
Change in prior estimate	1,936	(29)	1,907
Balance as of December 31, 2014	$1,195	$—	$1,195
The remaining liabilities at December 31, 2014, of $1.2 million are payable within the next twelve months through the remainder of the lease for the facility vacated, which expires in July 2015.

Note 12.     Income Taxes
The reconciliation of income tax computed at the federal statutory tax rate to the benefit for income taxes from continuing operations is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Tax at statutory rate	$(7,713)	$(38,821)	$(41,291)
State taxes, net of federal benefit	(375)	(6,399)	(4,868)
Change in valuation allowance	(640)	216,586	668
Federal and state net operating losses, (addition) removal of limitations	(2,882)	(173,288)	42,121
Share-based compensation	4,366	2,761	2,597
Credits and other	(432)	(2,192)	89
Income tax benefit	$(7,676)	$(1,353)	$(684)
Income tax benefit from continuing operations consists of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$(7,713)	$(1,491)	$(629)
State	(279)	(200)	2
Foreign	69	(79)	21
Total current tax benefit provision	(7,923)	(1,770)	(606)
Deferred:
Federal	203	335	(71)
State	44	82	(7)
Total deferred tax provision (benefit)	247	417	(78)
Income tax benefit	$(7,676)	$(1,353)	$(684)
In addition, current income tax expense of $8.1 million, $1.7 million and $0.4 million from discontinued operations was recorded for the years ended December 31, 2014, 2013 and 2012, respectively.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$189,140	$195,634
Capitalized research expenses and credits	21,555	21,874
Depreciation	3,169	2,870
Stock options	8,745	9,033
Accruals and reserves	4,400	6,248
Deferred revenue and other, net	8,797	815
Total deferred tax assets	235,806	236,474
Valuation allowance	(235,773)	(236,413)
Deferred tax assets	33	61
Deferred tax liabilities	(616)	(399)
Net deferred tax liabilities	$(583)	$(338)

At December 31, 2014, federal and state tax net operating loss carryforwards totaled approximately $483.1 million and $436.0 million, respectively. The federal tax loss carryforwards will begin to expire in 2019, unless previously utilized. The state tax loss carryforwards began to expire in 2010.
At December 31, 2014, federal and California research and development tax credit carryforwards totaled approximately, $8.9 million and $17.3 million respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development credit will carryforward indefinitely.
Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. During the year ended December 31, 2013, the Company completed an analysis under IRC Sections 382 and 383 from June 7, 2006 through December 31, 2012, and determined that several ownership changes occurred during this period with the last one occurring in December 2010. However, these ownership changes did not result in the forfeiture of any net operating losses or research and development credits. As a result, as of December 31, 2013, the reinstated deferred tax assets for federal and state net operating losses totaled $507.5 million and $449.8 million, respectively, and federal and California research and development credits of $8.5 million and $16.2 million, respectively, generated through December 31, 2013. In addition, a corresponding increase to the valuation allowance was recorded as of December 31, 2014. Upon reinstatement of these operating losses and research and development credits, the Company recorded $5.5 million of related unrecognized tax benefits. The Company is in the process of completing the Section 382 analysis through December 31, 2014 and the Company does not believe that they have experienced any additional ownership changes.
The Company's income tax return recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
Following is a tabular reconciliation of unrecognized tax benefit activity for the three years ended December 31, 2014 (excluding interest and penalties) (in thousands):

Beginning balance, January 1, 2012	$2,533
Reduction due to tax provision that reversed in the current year	(2,533)
Ending balance, December 31, 2012	—
Additions based on tax positions related to the current year	997
Additions based on tax positions related to prior years	4,522
Ending balance, December 31, 2013	5,519
Additions based on tax positions related to the current year	1,748
Additions based on tax positions related to prior years	(22)
Ending balance, December 31, 2014	$7,245
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest or penalties in the consolidated balance sheets at December 31, 2014 and 2013, and has not recognized any interest or penalties in the statements of operations for the years ended December 31, 2014, 2013 or 2012.
The unrecognized tax benefits as of December 31, 2014, if recognized, would not impact income tax expense or effective tax rate as long as deferred tax assets remain subject to a full valuation allowance.
The Company is subject to taxation in the United States, foreign and various state jurisdictions. The tax years for 1996 and forward are subject to examination by federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company does not expect any changes to unrecognized tax benefits over the next twelve months.

Note 13.     Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except share and per share information)
2014
Total revenue	$37,061	$39,782	$37,937	$36,789	$151,569
Gross margin	$14,291	$17,372	$16,937	$19,494	$68,094
Earnings (loss) from continuing operations	$(16,669)	$(8,364)	$(6,078)	$16,747	$(14,364)
Earnings from discontinued operations	$995	$12,817	$—	$1,564	$15,376
Net earnings (loss) (1)	$(15,674)	$4,453	$(6,078)	$18,311	$1,012
Net earnings (loss) per common share, basic	$(0.13)	$0.04	$(0.05)	$0.16	$0.01
Net earnings (loss) per common share, diluted	$(0.13)	$0.04	$(0.05)	$0.14	$0.01
Weighted average number of shares outstanding, basic	116,134	116,454	117,067	117,377	116,729
Weighted average number of shares outstanding, diluted	116,134	116,454	117,067	146,228	116,729

2013
Total revenue	$29,083	$24,526	$33,268	$32,679	$119,556
Gross margin	$8,004	$3,892	$10,026	$10,332	$32,254
Loss from continuing operations	$(28,982)	$(31,519)	$(29,344)	$(19,722)	$(109,567)
Earnings (loss) from discontinued operations	$(378)	$496	$1,196	$847	$2,161
Net loss (2)	$(29,360)	$(31,023)	$(28,148)	$(18,875)	$(107,406)
Net loss per common share, basic and diluted	$(0.26)	$(0.27)	$(0.24)	$(0.16)	$(0.93)
Weighted average number of shares outstanding, basic and diluted	115,040	115,174	115,592	115,743	115,378
_____________________________________________
(1) Net earnings during the fourth quarter of 2014 includes a $22.9 million gain from the Pooled Patents Agreement. That gain was offset by a $1.2 million tax expense due to a reduction in a tax benefit estimated in the prior quarter. The first and second quarter of 2014 include restructuring costs of $0.9 million and $1.0 million, respectively.
(2) Net loss during the third quarter of 2013 includes $5.7 million in restructuring costs and impairment charges.