Form 10-Q
period 2015-03-31
SEQUENOM INC
filed 2015-05-07
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 1, 2015, there were 118,095,755 shares of the registrant's Common Stock outstanding.

SEQUENOM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$60,090	$63,309
Marketable securities, available-for-sale	30,618	30,588
Accounts receivable, net	7,663	9,131
Inventories	4,779	6,516
Other current assets and prepaid expenses	5,446	12,112
Total current assets	108,596	121,656
Property, equipment and leasehold improvements, net	13,750	15,348
Goodwill	10,007	10,007
Intangible assets, net	10,457	11,247
Other assets	2,640	2,813
Total assets	$145,450	$161,071

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,381	$6,089
Accrued expenses	15,303	22,155
Long-term debt and obligations, current portion	2,313	4,144
Other current liabilities	1,212	2,581
Deferred gain on pooled patents agreement	—	21,000
Total current liabilities	24,209	55,969
Long-term debt and obligations, less current portion	5,524	5,602
Convertible senior notes	130,000	130,000
Other long-term liabilities	812	664
Total liabilities	160,545	192,235
Commitments and contingencies
Stockholders' deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.001; 185,000 shares authorized, 118,071 and 117,434 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	118	117
Additional paid-in capital	983,647	981,929
Accumulated other comprehensive income	153	87
Accumulated deficit	(999,013)	(1,013,297)
Total stockholders' deficit	(15,095)	(31,164)
Total liabilities and stockholders' deficit	$145,450	$161,071
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share information)

	Three Months Ended
	March 31,
	2015	2014
Statements of Operations
Revenues:
Diagnostic services, net	$35,703	$36,720
License	2,102	341
Total revenues	37,805	37,061
Costs and expenses:
Cost of revenues	19,306	22,770
Selling and marketing	8,486	8,559
Research and development	5,869	6,789
General and administrative	8,676	12,480
Restructuring costs	—	910
Total costs and expenses	42,337	51,508
Gain on pooled patents agreement	21,000	—
Operating income (loss)	16,468	(14,447)
Interest expense, net	(1,983)	(2,077)
Other expense, net	(125)	(21)
Earnings (loss) from continuing operations before income taxes	14,360	(16,545)
Income tax benefit (expense)	(76)	246
Earnings (loss) from continuing operations	14,284	(16,299)
Discontinued operations:
Earnings from discontinued operations, net of tax	—	625
Net earnings (loss)	$14,284	$(15,674)
Net earnings (loss) per common share, basic
Continuing operations	$0.12	$(0.14)
Discontinued operations	$—	$0.01
Net earnings (loss)	$0.12	$(0.13)
Weighted average number of shares outstanding, basic	117,737	116,134
Net earnings (loss) per common share, diluted
Continuing operations	$0.11	$(0.14)
Discontinued operations	$—	$0.01
Net earnings (loss)	$0.11	$(0.13)
Weighted average number of shares outstanding, diluted	146,642	116,134

Statements of Comprehensive Income (Loss)
Net earnings (loss)	$14,284	$(15,674)
Other comprehensive income (loss):
Unrealized net gain on available-for-sale securities, net of taxes	38	—
Foreign currency gain (loss) on translation adjustment	28	(10)
Total other comprehensive income (loss)	66	(10)
Comprehensive income (loss)	$14,350	$(15,684)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net earnings (loss)	$14,284	$(15,674)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on pooled patents agreement	(21,000)	—
Earnings from discontinued operations, net of tax	—	(625)
Share-based compensation	1,542	2,577
Depreciation and amortization	2,892	3,219
Non-cash restructuring costs	—	941
Other non-cash items	236	285
Changes in operating assets and liabilities:
Accounts receivable	1,468	(1,049)
Inventories	1,737	4,285
Prepaid expenses and other assets	578	(316)
Accounts payable and accrued expenses	(7,715)	(8,907)
Other liabilities	(1,220)	(828)
Net cash used in operating activities of continuing operations	(7,198)	(16,092)
Investing activities
Purchases of property, equipment and leasehold improvements	(289)	(405)
Purchases of marketable securities	(10,007)	(9,994)
Maturities of marketable securities	10,052	8,679
Proceeds from pooled patents agreement	6,000	—
Net cash provided by (used in) investing activities of continuing operations	5,756	(1,720)
Financing activities
Payments on term loan and capital lease obligations	(1,909)	(1,906)
Proceeds from common stock issued under employee stock plans	177	592
Net cash used in financing activities of continuing operations	(1,732)	(1,314)
Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	2,919
Net cash used in investing activities of discontinued operations	—	(28)
Net cash provided by discontinued operations	—	2,891
Effect of exchange rate changes on cash and cash equivalents	(45)	(14)
Net decrease in cash and cash equivalents	(3,219)	(16,249)
Cash and cash equivalents at beginning of period	63,309	61,589
Cash and cash equivalents at end of period	$60,090	$45,340
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         The Company and a Summary of Its Significant Accounting Policies
The Company
Sequenom Inc., and its wholly owned subsidiary Sequenom Center for Molecular Medicine LLC, doing business as Sequenom Laboratories (collectively "the Company"), is a life sciences company committed to enabling healthier lives through the development of innovative products and services. The Company serves physicians by providing early patient management information. The Company develops and commercializes innovative molecular diagnostics testing services that serve women's health and oncology markets.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements, which include all wholly owned subsidiaries, reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. Interim results are not necessarily indicative of results for a full year or any other period(s).
Reclassifications
Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassification was made to change the statements of operations and comprehensive income presentation to provide the users of the financial statements additional information related to the revenues of the Company. The reclassification included reclassifying amounts previously included in diagnostic services revenue to license revenue. The reclassification had no effect on consolidated net earnings or consolidated assets and liabilities.
Discontinued Operations
On May 30, 2014, the Company sold its Bioscience business segment. As a result of the sale, the Company's Bioscience segment has been excluded from continuing operations for all periods herein and reported as discontinued operations. For additional information on the divestiture of the Company's Bioscience segment, see Note 3, Discontinued Operations.
Revenue Recognition
The Company generates revenue from diagnostic services from providing laboratory-developed tests, or LDTs, primarily for the detection of specific fetal abnormalities or other genetic conditions, as well as through the Pooled Patents Agreement (the “Pooled Patents Agreement”) with Illumina, Inc. (“Illumina”) and others who have licensed the Company's technology.
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
Diagnostic services revenue is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the above criteria have been met, at which time revenue is recognized on an accrual basis. The Company generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, the Company takes assignment of benefits and risk of collection with the third-party payor. Patients have out-of-pocket costs for amounts not covered by their insurance carrier and the Company bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some payors may not cover the test as ordered by the physician under their reimbursement policies. Consequently, the Company pursues reimbursement on a case-by-case basis.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due.
License arrangements with third-party partners may involve multiple elements and the Company evaluates the agreements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence ("VSOE") of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. Such amounts are recognized as revenue when each unit is delivered.
If the delivered element does not have stand-alone value without one of the undelivered elements in the arrangement, the elements are combined and accounted for as a single unit of accounting. Such amounts are recognized as revenue when the last deliverable of the combined units is delivered.
Recurring revenue generated under license or royalty arrangements, including the Pooled Patents Agreement with Illumina, is recognized in the period reported by the partner or licensee and when the above revenue recognition criteria have been met.
Cost of Revenue
Cost of revenue includes the cost of materials, direct labor (including laboratory and service personnel), equipment and infrastructure expenses associated with processing blood and other samples, quality control analyses, shipping charges to transport samples, license and test fees, including those owed to Illumina as specified in the Pooled Patents Agreement. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing testing services are recorded as tests are processed. Costs recorded for sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue is recognized with respect to that test. Royalties for licensed technology calculated on a per test basis or as a percentage of product revenue and fixed annual payments relating to the launch and commercialization of LDTs are recorded as license fees in cost of revenue at the time product revenue is recognized or in accordance with other contractual obligations.
Pooled Patents Agreement
On December 2, 2014, the Company entered into a Pooled Patents Agreement with Illumina, pursuant to which the parties pooled their intellectual property directed to noninvasive prenatal testing (“NIPT”). In accordance with the Pooled Patents Agreement, Sequenom and the Chinese University of Hong Kong (“CUHK”) entered into an agreement (the “CUHK Agreement”), pursuant to which certain license agreements by and between the Company and CUHK were amended and assigned to Illumina for inclusion in the patent pool, subject to the Pooled Patents Agreement. Illumina is responsible for paying all royalties to CUHK under the CUHK license agreements, and granted the Company a sublicense under each agreement to exploit laboratory-developed NIPT tests in accordance with the Pooled Patents Agreement. In connection with entering into the Pooled Patents Agreement, the Company also entered into an Amended and Restated Sale and Supply Agreement with Illumina (the “Supply Agreement”), pursuant to which the Company and its affiliates will purchase various products from Illumina for use in NIPT as well as for other clinical and research uses. Concurrently with the execution of the Pooled Patents Agreement, the Company, Illumina, the Sequenom Center for Molecular Medicine, LLC (“SCMM ” a subsidiary of Sequenom Inc.), and Verinata Health, Inc., a subsidiary of Illumina (“Verinata ”) entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the parties settled certain claims and released the other parties from potential liability.
The Company determined that the Pooled Patents Agreement, the Settlement Agreement, the Supply Agreement and the CUHK Agreement were all part of a single transaction with multiple elements as the various agreements were contemporaneously negotiated, contingent upon one another and negotiated with the same counterparties. As the agreements were considered to be part of one transaction with multiple elements, the Company followed the accounting guidance in ASC 605-25 to determine the separate units of account and the basis for allocating the consideration received. The Company evaluated all elements of the agreements and identified the following deliverables that had value; (1) the physical samples and applicable study protocols, (2) transfer of in vitro diagnostic, or IVD, technology (3) settlement of claims and disputes between the Company and Illumina and (4) the $6.15 million upfront payment made to CUHK. The Company allocated consideration to the physical samples and transfer of IVD technology based on its best estimate of selling price for each of the deliverables, which were derived from Company models as well as through the use of a third-party valuation expert. The Company determined the value to be allocated to the settlement of claims and disputes based on the residual value method due to the complex nature of the litigation and the inability to make a reliable estimate of value for this component. Consideration allocated to each element was $21.0 million for each of (i) the physical samples and (ii) the transfer of IVD technology and

$1.85 million for the settlement of claims and disputes. The $6.15 million payment made by the Company to CUHK was reflected as a reduction of the proceeds received from Illumina as this was primarily for the amendment of certain license agreements by and between Sequenom and CUHK, and the assignment of those agreements to Illumina for inclusion in the patent pool, and resulted in net consideration to be allocated by the Company of $43.85 million.
At December 31, 2014, the Company had recorded a $21.0 million deferred gain on the Pooled Patents Agreement, which was recognized as a gain during the three months ended March 31, 2015 following delivery and acceptance of the study related documents associated with the physical samples to Illumina.
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
One customer represented more than 10% of total revenue during the three months ended March 31, 2015, accounting for $5.6 million, or 14.8% of total revenue. For the three months ended March 31, 2014 one customer accounted for $5.9 million or 15.9% of total revenue.
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
Net Earnings (Loss) Per Share
Basic net earnings per share is computed by dividing net earnings (loss) by the by the weighted-average number of common shares outstanding during the period.
Diluted earnings per share reflects the net earnings, plus interest charges during the period applicable to the Company’s convertible senior notes divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options, restricted shares, employee stock purchases, warrants and convertible senior notes. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options, unvested restricted stock and warrants. Potential dilutive common shares for convertible senior notes were calculated using the if-converted method.
For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share as their effect would be anti-dilutive. A summary of information used to compute basic and diluted net earnings per share is shown below (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net earnings (loss) for basic earnings per share	$14,284	$(15,674)
Interest on convertible senior notes	1,884	—
Earnings (loss) used in calculating diluted earnings per share	$16,168	$(15,674)

Weighted-average common shares outstanding	117,737	116,134
Dilutive effect of common shares equivalents	28,905	—
Shares used in calculating diluted earnings per share	146,642	116,134

Net earnings (loss) per basic share	$0.12	$(0.13)
Net earnings (loss) per diluted share	$0.11	$(0.13)
Common stock equivalents, that could potentially reduce net earnings per common share in the future that were not included in the determination of diluted earnings (loss) per common share as their effects were antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Shares underlying Convertible Senior Notes	—	28,088
Options to purchase common stock	9,032	14,608
Restricted stock units not yet vested and released	41	2,893
Warrants to purchase common stock	200	250
Total	9,273	45,839
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company has not yet evaluated the potential impact of adopting the guidance on the Company's consolidated financial statements.

Note 2.         Supplementary Financial Information
Marketable Securities, Available-for-sale (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,049	$—	$(23)	$30,026
Certificates of deposit	49	—	—	49
Mutual funds	277	266	—	543
Total marketable securities	$30,375	$266	$(23)	$30,618

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,049	$—	$(29)	$30,020
Certificates of deposit	48	—	—	48
Mutual funds	277	243	—	520
Total marketable securities	$30,374	$243	$(29)	$30,588

As of March 31, 2015 and December 31, 2014, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as the Company has the intent and ability to hold the securities for a period of time sufficient to allow for recovery in the market value. As of March 31, 2015 all marketable securities were due within one year.
Other Current Assets and Prepaid Expenses (in thousands):

	March 31, 2015	December 31, 2014
Pooled patents agreement receivable	$—	$6,000
Other	5,446	6,112
Total	$5,446	$12,112

Inventories (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$4,433	$6,165
Work in process	346	351
Total	$4,779	$6,516
Accrued Expenses (in thousands):

	March 31, 2015	December 31, 2014
Accrued royalties, licenses, and collaboration payments	$5,772	$7,223
Accrued compensation and related taxes	5,841	7,606
Accrued professional fees and consulting	2,017	1,872
Other	1,673	5,454
Total	$15,303	$22,155

Note 3.         Discontinued Operations
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

Three Months Ended
March 31,
Discontinued Operations (in thousands)	2014
Revenues:
Bioscience product sales and services	$9,212
Cost of revenues:
Cost of bioscience product sales and services	3,340
Gross margin	5,872
Operating expenses:
Selling and marketing	3,210
Research and development	1,372
General and administrative	287
Restructuring costs	19
Total operating expenses	4,888
Earnings from discontinued operations	984
Other income, net	71
Earnings from discontinued operations before income taxes	1,055
Income tax expense	(430)
Earnings from discontinued operations	$625
In connection with the sale of the Bioscience segment, the Company also entered into other agreements designed to facilitate the orderly transfer of business operations to the purchaser of the BioScience business. One agreement is a three year Supply Agreement with the purchaser of the BioScience business where the Company may purchase consumables and systems for the laboratory business and for the first twelve months of the agreement has preferred pricing. Purchases made by the Company of consumables and systems for the three months ended March 31, 2015 and 2014 were $0.1 million and $0.1 million, respectively; and these sales have been eliminated from discontinued operations reported revenue in 2014 because the transaction was intra-entity.

Note 4.         Long-Term Obligations (in thousands, except percentages):

	As of March 31, 2015	As of December 31, 2014
5.00% Convertible Senior Notes due October 2017, interest payable semi-annually in April and October	$130,000	$130,000
Bank Loans due May 2015, principal and interest payable monthly, weighted-average effective interest rates of 5.5% and 5.5%, net of unamortized discounts of $2 and $8 at March 31, 2105 and December 31, 2014, respectively	1,912	3,722
Obligation for building and improvements, effective interest rate of 4.9%, expiring October 2026	5,801	5,868
Capital lease liabilities, expiring January 2016, net of unamortized discounts of $10 and $17 at March 31, 2015 and December 31, 2014, respectively	124	156
Total long-term obligations	137,837	139,746
Less current portion	(2,313)	(4,144)
Non-current portion	$135,524	$135,602
Convertible Senior Notes
On September 17, 2012, the Company issued $130 million aggregate principal amount of Convertible Senior Notes (the "Notes") in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Notes mature on October 1, 2017, unless earlier converted, redeemed, or repurchased. The Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of common stock.
The net proceeds received were $124.7 million after deducting underwriting discounts and commissions and other offering costs of $5.3 million. The debt issuance costs are recorded in other assets and are amortized to interest expense, using the effective interest method, over the five-year term of the Notes. At March 31, 2015 and December 31, 2014, unamortized deferred debt issuance costs totaled $2.8 million and $3.1 million, respectively.
The Notes are initially convertible into a total of 28.1 million shares of common stock, which is equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of the Notes, which would result in a maximum issuance of 35.8 million shares of common stock if all holders converted at the maximum conversion rate. In addition, under certain circumstances the Company, in connection with a make-whole fundamental change (as defined in the indenture governing the Notes), may be required to increase the conversion rate for holders of the Notes. As of March 31, 2015, no change to the conversion rate has occurred on the Notes.
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
The Company borrowed under the term loans $5.0 million and $15.0 million during the years ended December 31, 2012 and 2011, respectively. Under the Loan Agreement, the term loans bear interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum. The term loan borrowings are being repaid in 33 equal installments of principal, plus accrued interest which commenced on September 1, 2012. The term loans requires a final payment of 3.5% of all advances made under the term loans, in addition to principal repayments and was made on the loan maturity date, which was May 1, 2015, this was being amortized as interest expense over the term of the loan.
 At March 31, 2015, the Company was in compliance with all covenants under the Loan Agreement. These include a minimum liquidity covenant requiring the Company to maintain with SVB unrestricted cash and marketable securities plus available amounts equal to or greater than the sum of all indebtedness owed to SVB plus operating liquidity.
Obligation for Building and Improvements
In November 2011, the Company entered into a lease agreement for a building in Raleigh-Durham, North Carolina, that is accounted for as a financing lease. The term of the lease and the obligation was initially 15 years through October 2026, including two 2-year extensions of the lease. Rent payments under the lease are allocated primarily between interest expense and a reduction to the long-term obligation. In the event the lease is terminated prior to the end of the 15-year period, any gain representing the amount by which the balance of the obligation exceeds the net book value of the related building and improvements would be recognized.

Note 5.         Commitments and Contingencies
Ariosa Litigation
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
Ariosa Inter Partes Review
In addition, Ariosa has sought to invalidate the ‘540 Patent through a petition for inter parties review ("IPR") before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”).  Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014 invalidating some claims but upholding the validity of other claims. Both the Company and Ariosa requested reconsideration of the PTAB decision. On March 24, 2015, the PTAB denied both parties’ requests for reconsideration. Ariosa has filed a notice of intention to appeal the PTAB decision to the U.S. Court of Appeals for the Federal Circuit and we will file a notice to appeal as well.
Natera Litigation
In January 2012, the Company was named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the U.S. District Court for the Northern District of California. In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, the Company filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. On October 16, 2013, the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Natera stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit, which has consolidated the Ariosa, Natera, and Verinata case appeals. The Company intends to vigorously defend against the judicial declarations sought by Natera in its complaint and intends to vigorously pursue the Company’s claims against Natera for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
Verinata and Stanford Litigation
In February 2012, the Company was named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the U.S. District Court for the Northern District of California. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which at the time was exclusively in-licensed from Isis but has since been purchased from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that the Company, by performing its noninvasive prenatal MaterniT21 test, has and continues to directly infringe U.S. Patents which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that the Company, by performing its noninvasive prenatal MaterniT21 PLUS test, has and continues to directly infringe on a patent which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, the Company filed an answer to the complaint.
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
Verinata Patent Interference I
On March 12, 2013, the USPTO declared a patent interference between Verinata's patent, which Verinata had asserted against us in the litigation, and the Company's then in-licensed (from CUHK) pending patent application. Two related patent interferences were declared by the USPTO between patent applications related to the patent and application. On April 7, 2014, the USPTO concluded the interferences, ruling that Verinata’s patent lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the patent claims in the interference and the involved claims of the related patent application. Verinata has appealed the USPTO’s decision to the U.S. District Court for the Northern District of California. The District Court had set trial beginning February 23, 2015 on the appeal but has stayed the trial indefinitely. On December 2, 2014, the involved patents and applications were added to the patent pool. The Company is not a party to the District Court proceedings.
Verinata Patent Interference II

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
EU Opposition Proceedings
On September 29, 2014, and October 1, 2014, two unknown third parties initiated Opposition Proceedings against a European Patent. This patent was previously in-licensed by the Company from CUHK but has since been added to the patent pool under the Pooled Patents Agreement. The Company has rights to this patent under the patent pool but no longer controls efforts to defend this patent in the Opposition Proceedings.
Premaitha Litigation
On March 13, 2015, Illumina and its wholly-owned subsidiary Verinata filed a patent infringement lawsuit against Premaitha Health (UK). The lawsuit was filed in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom. The lawsuit alleges that Premaitha’s Iona test for fetal aneuploidy infringes two pooled patents: European Patent No. EP 0 994 963 B2 (the “ ‘963 B2 Patent”) and European Patent No. EP 1 981 995 B1. The ‘963 B2 Patent is owned by the Company. The Company is named as a plaintiff and is participating in the lawsuit as the owner of the ‘963 B2 Patent. In its Defense and Counterclaim filed on April 29, 2015, Premaitha Health denies infringement and alleges that both asserted patents are invalid.
Other
In addition, from time to time, the Company may be involved in litigation relating to employment, intellectual property and contractual matters as well as claims arising out of the Company's operations in the normal course of business, including claims related to the Company's products, tests, and services, including LDT services. These other matters are, in the opinion of management, immaterial with respect to the Company's consolidated financial position, liquidity, or results of operations.
Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Because of the uncertainties related to the Company's pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. An adverse ruling or outcome in any lawsuit involving us could materially affect the Company's business, liquidity, consolidated financial position or results of operations, the ability to sell one or more of the Company's products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on us of an adverse ruling of such matters.

Note 6.         Stock Compensation Plans
Equity Incentive Plans
The following table summarizes stock option activity of the Company during the three months ended March 31, 2015 (shares in thousands):

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share
As of December 31, 2014	11,116	$4.96
Granted	1,349	$3.49
Exercised	(76)	$2.81
Forfeitures and cancellations	(559)	$4.14
Outstanding at March 31, 2015	11,830	$4.85
Options exercisable at March 31, 2015	7,821	$5.57

The following table summarizes activity related to restricted stock awards and restricted stock units of the Company during the three months ended March 31, 2015:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	1,674	$2.99
Grants and awards	1,005	$3.49
Vested and released	(494)	$3.56
Forfeitures and cancellations	(134)	$3.27
Outstanding at March 31, 2015	2,051	$3.08
Issuances of Common Stock
In the three months ended March 31, 2015, the Company issued a total of 158 thousand shares of common stock under the employee stock purchase plan (ESPP) and 76 thousand shares from the exercise of stock options, resulting in proceeds of $0.7 million.
Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP for the periods indicated:

	Three Months Ended
	March 31,
Stock Option Grants	2015	2014
Risk-free interest rate	1.7%	2.0%
Volatility	92.1%	94.0%
Dividend yield	—%	—%
Expected life (years)	7.2	7.1
Weighted-average grant date fair value	$2.78	$1.93

	Three Months Ended
	March 31,
ESPP Stock Purchase Rights	2015	2014
Risk-free interest rate	0.14%	0.09%
Volatility	55.7%	74.2%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$1.07	$0.77

Note 7.         Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
As of March 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$50,369	$50,369	$—
Total cash equivalents	50,369	50,369	—
Marketable securities:
U.S. treasury securities	30,026	30,026	—
Certificates of deposit	49	—	49
Mutual funds	543	543	—
Total marketable securities	30,618	30,569	49
Total	$80,987	$80,938	$49

	Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$50,359	$50,359	$—
Total cash equivalents	50,359	50,359	—
Marketable securities:
U.S. treasury securities	30,020	30,020	—
Certificates of deposit	48	—	48
Mutual funds	520	520	—
Total marketable securities	30,588	30,540	48
Total	$80,947	$80,899	$48
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the three months ended March 31, 2015.
For fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low. The value of investments in money market funds, U.S. treasury securities and mutual funds was determined using Level 1 inputs. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves. Investments in certificates of deposit are valued using Level 2 inputs.
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

The carrying amounts and fair values the Notes are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$130,000	$137,556	$130,000	$134,227
At March 31, 2015 and December 31, 2014, the fair values of the Notes were based on quoted market prices of similar instruments (Level 1).

Note 8.         Restructuring Costs
As part of an overall cost reduction effort, in August 2013, the Company exited a leased facility in San Diego, California, which is available for sublease until the lease expires in July 2015.
In connection with the restructuring, the Company recorded $2.4 million in facility exit costs, and $1.7 million of impairment expense for tenant improvements associated with the vacated facility, in addition to other restructuring charges during the year ended December 31, 2013.
In 2014, based on the shortened period where the facility could be subleased and in consideration of other new information, management reassessed the remaining liabilities in connection with the restructuring and recorded an additional $1.9 million of restructuring expense related to the vacated facility. The restructuring cost is for the lease obligation and costs to operate the facility through the lease expiration.
The following table summarizes our restructuring activity during the three months ended March 31, 2015 and related liabilities as of March 31, 2015 (in thousands):

Facility Exit Costs
Balance as of December 31, 2014	$1,195
Cash payments	(561)
Balance as of March 31, 2015	$634
The restructuring liability of $0.6 million is included in other current liabilities on the condensed consolidated balance sheet as of March 31, 2015 and are payable through the remainder of the vacated facility lease, which expires in July 2015.

Note 9.        Income Taxes

The Company’s income tax expense is primarily due to statutory tax liabilities resulting from state and foreign operations and deferred income tax expense related to amortization of indefinite lived intangibles.
The Company’s income tax expense is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When the Company establishes or reduces the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of March 31, 2015 and December 31, 2014, the Company maintained valuation allowances against U.S. and foreign deferred tax assets the Company concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

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
SEQUENOM®, Sequenom Center for Molecular Medicine®, MaterniT21®, MaterniT21® PLUS and SensiGene® are registered trademarks and HerediT®, HerediT® UNIVERSAL and Nextview™, RetnaGene™ and VisibiliT™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.
This following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in this report and our Annual Report on Forms 10-K for the fiscal year ended December 31, 2014. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the heading “Risk Factors,” and elsewhere in this report.
Overview
We are a life sciences company committed to enabling healthier lives through the development of innovative products and services.  We serve patients and physicians by providing early patient management information. We offer our services in the U.S. and globally with international emphasis in countries in the European and Asia-Pacific regions.
Our wholly-owned subsidiary, Sequenom Laboratories, provides molecular based laboratory developed tests, with a focus principally on prenatal testing and development of tests for use in oncology. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that develops, validates and exclusively offers tests branded under the names MaterniT21® PLUS, HerediT®, HerediT® UNIVERSAL, SensiGene® and VisibiliT™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, and maternal fetal medicine specialists.
On May 30, 2014, we completed the sale of our Bioscience business to BioSciences Acquisition Company which purchased substantially all of the assets used in what we previously reported as our Bioscience business segment. With this divestiture, we now operate in a single business segment.
As a result of the Bioscience segment sale, we have retrospectively revised the condensed consolidated statements of operations and cash flows for three months ended March 31, 2014, to reflect the financial results from the Bioscience business segment as discontinued operations.
First Quarter of 2015

•
Total accessions for all Sequenom Laboratories tests during the three months ended March 31, 2015 increased by 2,900, or 5.8%, to 52,800 when compared to 49,900 during the same period in the prior year.

•	Total revenues during the three months ended March 31, 2015 increased $0.7 million, or 2%, to $37.8 million when compared to $37.1 million for the same period in the prior year.

•	Diagnostic services revenue for three months ended March 31, 2015 was $35.7 million, compared to $36.7 million for the same period in the prior year.

•	License revenue increased for the three months ended March 31, 2015 to $2.1 million, compared to $0.3 million for the same period in the prior year.

•	Net cash used in operating activities was $7.2 million for the three months ended March 31, 2015, compared to $16.1 million in the same period in the prior year.

•	As of March 31, 2015, cash, cash equivalents, and marketable securities totaled $90.7 million.
Results of Operations
Accessions
The following is a summary of accessions Sequenom Laboratories received for the first quarter of 2015 and the four quarters of 2014:

	2015	2014
(accessions in thousands)	Q1	Q4	Q3	Q2	Q1
Accessions by quarter	52.8	50.9	46.6	50.1	49.9
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
For the three months ended March 31, 2015, the number of accessions increased 2,900, or 5.8%, when compared to the same period in 2014, which is primarily attributable to test services performed for domestic (client bill) customers. We believe that our NIPT accession volume will be affected as other companies license our technologies through the patent pool with Illumina and elect to perform their own NIPT.
Revenue
Revenues are derived from diagnostic services and license revenue and for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,		Change
(in thousands)	2015	2014	$	%
Diagnostic services revenue	$35,703	$36,720	$(1,017)	(3)%
License revenue	2,102	341	1,761	516%
Total revenue	$37,805	$37,061	$744	2%
Diagnostic Services Revenue
Diagnostic services revenues are derived from providing testing services in our labs through arrangements with third-party payors or through contractual arrangements (client bill) and through amounts patients self-pay. Diagnostic services revenue is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the other revenue criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicare and Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes labs and customers that we have a contractual agreement where they will pay for the test upon delivery of the test results to ordering physicians. Revenue from patients, through co-payments or through cash based services offerings are recognized on a cash basis.
Diagnostic services revenue decreased $1.0 million, or 2.8%, during the three months ended March 31, 2015 when compared to the same period in the prior year.
The following is a summary of diagnostic service revenues for the first quarter of 2015 and the four quarters of 2014:

	2015	2014
(in millions)	Q1	Q4	Q3	Q2	Q1
Diagnostic Services Revenue:
Revenue recorded on accrual basis	$13.8	$14.4	$11.0	$10.2	$4.3
Cash basis revenue for diagnostic services performed in the quarter	5.7	4.6	6.2	8.5	11.2
Cash basis revenue for diagnostic services performed in prior quarters	16.2	16.1	20.1	20.7	21.2
Total diagnostic services revenue	$35.7	$35.1	$37.3	$39.4	$36.7
Revenue recorded on an accrual basis during the three months ended March 31, 2015 increased $9.5 million, or 223%, compared to the same period in 2014. The increase can be attributed to the Company transitioning certain third-party payors from cash to accrual accounting in the second quarter of 2014 and an increased volume of tests performed under client bill arrangements during the first quarter of 2015, which are accounted for on an accrual basis. We did not add any additional third-party payors to accrual accounting in the first quarter of 2015 compared to those payors on accrual accounting in the fourth quarter of 2014.
Revenue recorded on a cash basis for services performed in the quarter was $5.7 million for the first quarter 2015, a decrease of $5.5 million, or 49%, compared to the same period in 2014. The decrease is due to the use of accrual accounting for certain payors in 2015 whereas all payor revenue was booked on the cash basis during the quarter ended March 31, 2014. When compared to the fourth quarter of 2014, cash basis revenue for diagnostic services performed in the quarter increased $1.1 million, or 24%, in the first quarter of 2015. The increase was primarily due to the use of a new Current Procedure Terminology, or CPT code that is specific for next generation sequencing tests such as MaterniT21 PLUS which became effective as of January 1, 2015 and expedited claims processing for certain third-party payors.
Diagnostic services performed in prior quarters but recorded as revenue on a cash basis in the quarter ended March 31, 2015 was $16.2 million, a decrease of $5.0 million, or 24%, compared to the same period in 2014. The reduction was due primarily to the higher payments received in 2014 for prior services; whereas the amount of such payments was not as significant in 2015 due to the reduced level of unrecorded accounts receivable available to collect.
Collections for services have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of March 31, 2015, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because accrual revenue recognition criteria was not met and the amounts had not been collected, range from approximately $29 million to $32 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected but we continue to pursue collection for our tests, where appropriate.
We believe that our diagnostic services revenue will continue to be affected by our current revenue recognition policy of generally recognizing revenue upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of our existing LDTs and any future LDTs we may develop, the effect of competition on pricing, and payment patterns of third-party payors and patients. We also believe that our diagnostic services revenue will be affected as other companies license our technologies and other patent rights through the patent pool with Illumina, for which we will receive a test fee.
License Revenue
License revenues are derived from direct license agreements with domestic and international customers to whom we have licensed our technology in certain countries. We also derive license revenues through a sharing of test fees under the Pooled Patents Agreement with Illumina. License revenue is recognized in the period reported by our partner or Illumina and in certain cases can result in a lag of revenue of up to one quarter from the period in which the test was performed.
The following is a summary of license revenue for the first quarter of 2015 and the four quarters of 2014:

	2015	2014
(in millions)	Q1	Q4	Q3	Q2	Q1
Total license revenue	$2.1	$1.7	$0.6	$0.4	$0.3
Total license revenue for the three months ended March 31, 2015 was $2.1 million, a 516% increase from the same period in 2014. The increase is primarily attributable to the Pooled Patents Agreement that took effect in December 2014, and includes our share of test fees reported to us by our licensees and test fees reported to us by Illumina. Certain Illumina licensees are not yet included in the first quarter due to a lag in reporting test fees for those licensees. Additionally, we delivered the last element for certain license arrangements during the three months ended March 31, 2015 and three months ended December 31, 2014 and recognized $0.8 million and $0.9 million of revenue, respectively.
Costs and Expenses
Our costs and expenses were as follows:

	Three Months Ended
	March 31,				Change
(dollars in thousands)	2015	% of total revenue	2014	% of total revenue	$	%
Cost of revenues	$19,306	51%	$22,770	61%	(3,464)	(15)%
Selling and marketing	$8,486	22%	$8,559	23%	(73)	(1)%
Research and development	$5,869	16%	$6,789	18%	(920)	(14)%
General and administrative	$8,676	23%	$12,480	34%	(3,804)	(30)%
Restructuring costs	$—	—%	$910	2%	(910)	(100)%

Cost of Revenues
Cost of revenues includes the cost of materials, direct labor, equipment, outside laboratory costs, royalties, infrastructure expenses associated with accessioning patient specimens (including quality control analyses and shipping charges to transport patient specimens), license and test fees, including those owed to Illumina as specified in the Pooled Patents Agreement. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing tests are recorded as tests are processed. Costs recorded for patient specimen processing represent the cost of all the tests processed during the period regardless of whether revenue is recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenue are recorded as license fees in cost of revenues at the time revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of revenues and are expected to remain so for the foreseeable future.
The $3.5 million, or 15%, reduction in cost of revenues during the three months ended March 31, 2015 when compared to the same period in 2014 is primarily attributable to lower cost of materials and labor, partially offset by the impact of higher test volumes. As a percentage of revenues the costs of revenues were 51% for the three months ended March 31, 2015, compared to 61% for the three months ended March 31, 2014. We continue to look for ways to reduce our costs per test but expect the overall cost of revenues to fluctuate with test volume.
Selling and Marketing Expenses
Selling and marketing expenses consists primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
Selling and marketing expenses during the three months ended March 31, 2015, were consistent with the three months ended March 31, 2014.
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
The $0.9 million, or 14%, decrease in research and development expenses during the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, is from lower supply costs due to the timing of certain internal research and development project activity and lower labor costs in the first quarter of 2015 as compared to the same period in 2014.
We expect our research and development expenses to increase in future periods as we continue to invest in our product pipeline and other molecular diagnostic areas.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, accounting, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $3.8 million, or 30%, decrease in general and administrative expenses during the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, is primarily related to a $3.6 million reduction in litigation costs and $0.8 million in lower labor, share-based compensation and overhead costs, offset by $0.7 million in higher professional service costs.
We expect to continue to realize lower general and administrative expenses due primarily to lower patent related litigation costs.
Restructuring Costs
During the three months ended March 31, 2014 we reassessed the costs previously recorded for facility exit costs and recorded an additional $0.9 million of expense.
Gain on Pooled Patents Agreement
The $21.0 million gain recognized on the Pooled Patents Agreement during the first quarter of 2015 relates to the delivery and acceptance of the remaining study related documents associated with the physical samples transferred to Illumina during the fourth quarter of 2014. The delivery of the study related documents satisfied the remaining deliverable in the arrangement for recognition of the $21.0 million deferred gain on Pooled Patents Agreement reported on the condensed consolidated balance sheet as of December 31, 2014.

Other Income and Expense, and Income Tax Expense

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014	$ Change
Interest (expense), net	$(1,983)	$(2,077)	$94
Other (expense), net	(125)	(21)	(104)
Income tax benefit (expense)	$(76)	$246	$(322)
Interest Expense, net
The decrease of $0.1 million in interest expense, net during the three months ended March 31, 2015, when compared to the same period in 2014, is attributable to the reduction in the outstanding balances on our term loan.

Income Tax Benefit (Expense)
Our income tax expense during all periods is primarily due to statutory tax liabilities resulting from our state and foreign operations.

Liquidity and Capital Resources
We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization of Sequenom Laboratories' tests, research and development projects, and litigation have been and will continue to be significant. As of March 31, 2015 and December 31, 2014, we had working capital of $84.4 million and $65.7 million, respectively.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, our share of test fees and royalties from the Pooled Patents Agreement, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections of our accounts receivable, collections from our commercialized tests and services and collections of test fees from the Pooled Patents Agreement. We have also financed our operating and capital requirements during the last three years with proceeds from the sale of our Bioscience segment, funds received from the Pooled Patents Agreement entered into with Illumina in 2014, issuance of our Convertible Senior Notes and the public offering of our common stock during 2012.
We have expanded the operations of our laboratories following commercialization of the MaterniT21 PLUS test, including research and development activities related to improvements to current tests and expansion of our diagnostic testing menu.
As of March 31, 2015, cash, cash equivalents, and current marketable securities totaled $90.7 million, compared to $93.9 million at December 31, 2014. The $3.2 million decrease is due primarily to cash used in operating activities of $7.2 million offset by $6.0 million cash received from the Pooled Patents Agreement. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.
We expect that our cash, cash equivalents and current marketable securities are sufficient to provide for our operating needs through at least the next twelve months.
Operating Activities
Cash used in operations during the three months ended March 31, 2015, was $7.2 million, compared to $16.1 million for the three months ended March 31, 2014. The improvement in cash used in operations was primarily a result of our lower operating expenses.
Investing Activities
Net cash provided by investing activities was $5.8 million during the three months ended March 31, 2015, and primarily reflects the $6.0 million received from the proceeds from the Pooled Patents Agreement.
Financing Activities
Net cash used by financing activities during the three months ended March 31, 2015 was $1.7 million, compared to $1.3 million during the three months ended March 31, 2014. Financing activities during the three months ended March 31, 2015 include payments on debt obligations of $1.9 million, partially offset by $0.2 million in net proceeds from the exercise of stock options and employee stock plan purchases.
Contractual Obligations/Off-Balance Sheet Arrangements

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at March 31, 2015, is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 5 - Commitments and Contingencies."

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related notes. There has been no material change in the Company’s "Critical Accounting Policies and Estimates" since its presentation set forth in Item 7, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
Our material legal proceedings are disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014, which we strongly encourage you to review.
For a description of developments that have occurred since December 31, 2014, with respect to the legal proceedings in which we are involved, please refer to Note 5 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our annual report on Form 10-K for the year ended December 31, 2014. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.
* We may not be able to continue to generate significant revenue from any of the tests we have commercialized including the MaterniT21 PLUS test or any test that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch and obtain reimbursement for our diagnostic tests, including the MaterniT21 PLUS test. We have committed significant research and development resources for the development and validation of tests and we have likewise invested significant research and development resources for its potential future diagnostic products. There is no guarantee that we will successfully maintain our current revenues or generate additional revenues or significant revenues from any of our testing services, including the MaterniT21 PLUS test, or any other testing services that we plan to launch in the future. We have launched testing services for prenatal fetal chromosomal abnormalities, CF carrier screening, universal carrier screening, noninvasive prenatal Rhesus D genotyping, and risk assessment of a patient with “dry” or early stage AMD progressing to “wet” or advanced choroidal neovascular disease within 2, 5, and 10 years. The MaterniT21 PLUS test, which was originally launched in October 2011, detects fetal chromosomal abnormalities. The VisibiliT test, launched in 2014, is a risk score assay for the detection of increased representation of chromosomes 21 and 18. The HerediT UNIVERSAL test, launched in 2015, is a test that detects over 250 genetic disorders across more than 1,700 mutations. We discontinued the AMD test in the First quarter of 2015. If we, or our partners, are not able to continue to successfully market or sell noninvasive prenatal diagnostic tests or successfully market or sell other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we will not generate or maintain significant revenues from the sale of such tests or testing services. A number of factors could impact our ability to continue to sell noninvasive prenatal diagnostic tests or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

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

•
our ability to establish and maintain adequate infrastructure to support the continued commercialization of the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test and other testing services, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems including the laboratory information management system, or LIMS, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

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

•
the extent and success of our sales and marketing efforts and ability to drive continued adoption of our testing services, including the MaterniT21 PLUS test , the VisibiliT test and the HerediT UNIVERSAL test;

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

* We may not be able to collect all or any of the estimated range of $29 million to $32 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Our business is substantially dependent on our ability to obtain reimbursement for our LDTs, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of March 31, 2015, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $29 million to $32 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact our ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If we are unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
* Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies have asserted, and may again assert, patent, copyright or other intellectual proprietary rights against our tests or tests using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted and may in the future result in lawsuits being brought against us and/or our customers, and could negatively affect demand for our tests, particularly the MaterniT21 PLUS test, and our ability to maintain existing, or enter into new, agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our tests, technologies or activities, in particular our tests (including the MaterniT21 PLUS test, the VisibiliT test and the HerediT UNIVERSAL test) from which we derive and expect to continue to derive almost all of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such test from the market or we could be required to redesign such test, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the use of our technologies by our customers and licensees or their customers, which in turn could harm our relationships with our customers, our market share and our revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.
Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include U.S. Patent No. 6,258,540 or the 540 Patent, currently ruled invalid by the U.S. District Court for the Northern District of California and appealed to the U.S. Court of Appeals for the Federal Circuit, and foreign equivalents, which we have purchased from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing. Such patent rights also include U.S. patents and patent applications, and their foreign equivalents, which we have rights to under the Pooled Patents Agreement with Illumina. Such patent rights also include U.S. and foreign patents and patent applications in-licensed from the Chinese University of Hong Kong, or CUHK, or in-licensed from other third-party entities.
Our patent applications or those of our licensors may not result in the issuance of patents in the U.S. or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the ‘540 Patent is invalid will impact the competitive landscape (as we have been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring tests or products to the market that directly compete with our own, including the MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. See Item 1 of this Report for a discussion of legal proceedings affecting our patents and patent applications.
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
* We depend on third-party products and services and limited sources of supply to develop and perform our tests. We also depend on third-party service providers to perform some of our tests.
We rely on outside vendors to supply certain products, components and materials used in our test services. Illumina is the sole supplier of sequencers and certain consumables for the MaterniT21 PLUS and the VisibiliT test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that we are using for the MaterniT21 PLUS and the VisibiliT test, including whether such sequencers and consumables will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we need for our tests. In the event that demand for our tests declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In addition, the HerediT UNIVERSAL test is performed by Recombine, Inc. and its affiliates (collectively, “Recombine”). We have no control over the operations or laboratory processes conducted by Recombine.
Many other products, components and materials, including blood collection tubes for the MaterniT21 PLUS and the VisibiliT test and components of the MassARRAY System that is currently used for the CF carrier screen and fetal Rhesus D genotyping test, are obtained from a single supplier or a limited group of suppliers and some also have lead-times of several months.
These suppliers and service providers may be subject to regulation by the FDA and other regulatory agencies and would therefore need to comply with federal regulations related to the manufacture and distribution of regulated products and the performance of laboratory developed tests. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers or service providers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing.
In the event of any adverse developments with these suppliers or service providers, our test supply may be interrupted and obtaining substitute components could be difficult or require us to re-design our tests which would have an adverse impact on our business.

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
Under the Pooled Patents Agreement, Illumina will control prosecution, maintenance and enforcement of the pooled patent rights, and we will be responsible for paying a portion of the costs thereof.  We have no control over these costs.  We will continue to control, at our sole cost, the prosecution, maintenance and enforcement of the patents we purchased from Isis Innovation including the ‘540 patent.  If Illumina fails to prosecute, maintain and/or enforce any of the pooled patent rights, the scope and value of the pooled patent rights may be diminished, and the revenues that we receive from our share of the test fees may be reduced.  We have the right to assume control of the enforcement of certain of the pooled patent rights if Illumina fails to do so. If we do assume control of enforcement of any of the pooled patent rights, we cannot guarantee that we will be successful in our efforts and the scope and value of the pooled patent rights may be diminished. In addition, our assumption of such control of enforcement of any of the pooled patent rights will cause us to incur significant unexpected legal costs which may adversely impact our financial condition.
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
* Our operating results may fluctuate significantly.
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•
our success in developing, marketing, and selling, and changes in demand for our diagnostic testing services, including the MaterniT21 PLUS test, the VisibiliT test and the HerediT UNIVERSAL test, and the level of reimbursement and collection obtained for these tests;

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

•
our ability to establish and maintain sufficient intellectual property rights including our ability to overturn the U.S. District Court for the Northern District of California’s order ruling the ‘540 Patent to be invalid, and our ability to ultimately enforce the '540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

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
Our total consolidated long-term debt and obligations as of March 31, 2015, which includes the 5.00% Convertible Senior Notes due 2017, or Convertible Senior Notes, was $137.8 million and represented approximately 112% of our total capitalization as of that date.

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
* If we fail to generate enough cash flow from our operations or otherwise obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to cease or reduce further commercialization efforts or delay or terminate some or all of our diagnostic testing services or other product development programs.
We expect to continue to incur losses and may have to raise additional cash to fund our planned operations.
Our cash, cash equivalents, and current marketable securities were $91 million as of March 31, 2015. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from the Pooled Patents Agreement will be sufficient to fund our operating expenses and capital requirements through the next twelve months. We are continuing to expand our operations following commercialization of the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test and our research and development activities related to improvements to current tests and expansion of our test menu, particularly in our expanded field of oncology, may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Our current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for us to retain significant commercial success for the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test. If we are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we may not be able to expand geographically, increase sales of the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test or successfully commercialize any future tests or products that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
We may need to raise additional funds in the future to support expanding commercialization of the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test and continued development and commercialization of our proprietary technology, particularly in our expanded field of oncology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities.
The amount of additional funds we may need depends on many factors, including:

•	the degree to which our costs and expenses exceed our revenues;

•
our success selling, marketing and generating revenues from the MaterniT21 PLUS test, the VisibiliT test and/or the HerediT UNIVERSAL test and the level of reimbursement and collections from third-party payors;

•
our success in selling, marketing and generating revenues from our testing services for CF carrier screening and fetal Rhesus D genotyping, and the level of reimbursement and collections from third-party payors for these and future tests;

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
* We may not be able to form and maintain the collaborative relationships or the rights to third-party intellectual property and technologies that our business strategy requires and such relationships may lead to disputes over technology rights or product revenue, royalties, or other payments.
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
We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully generate any milestone, royalty, or other revenues from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenues or only generate limited revenues from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business, including our ability to generate revenues from the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test and/or other tests we may launch in the future.
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
Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing, including the MaterniT21 PLUS test, the VisibiliT test and the HerediT UNIVERSAL test, or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Such concerns may lead individuals to refuse to use genetics tests even if permitted and may lead to negative public relations. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.
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
As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There is significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.
* We are subject to risks associated with our foreign business activities.
We expect that a portion of our sales will continue to be made outside the U.S. Revenues from our international licensees increased during three months ended March 31, 2015. A successful international effort will require us to develop relationships with international customers and collaborators, including licensees and distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Expansion into international markets may require us to hire additional personnel to develop relationships with foreign customers and collaborators, licensees or distributors and maintain good relations with our foreign customers and collaborators, licensees or distributors. International business activities include many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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
Date: May 6, 2015

SEQUENOM, INC.

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Senior Vice President and Chief Financial Officer