Form 10-K/A
period 2014-12-31
SEQUENOM INC
filed 2015-07-10
CIK 1076481

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
As of March 3, 2015, there were 117,970,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from the registrant’s definitive proxy statement filed with the Securities and Exchange Commission (the Commission) in connection with the solicitation of proxies for the registrant’s annual meeting of stockholders held on June 17, 2015. Such definitive proxy statement was filed with the Commission prior to 120 days after December 31, 2014.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sequenom, Inc. for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on March 10, 2015 (the “Original Filing”). We are filing this Amendment solely to refile Exhibit 10.43-Pooled Patents Agreement dated December 2, 2014, by and between the Registrant and Illumina, Inc. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers.
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

Date: July 9, 2015

SEQUENOM, INC.

By:	/s/ William J. Welch
William J. Welch
Chief Executive Officer

By:	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Chief Financial Officer

5