Form 10-Q
period 2015-06-30
SEQUENOM INC
filed 2015-08-06
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of July 31, 2015, there were 118,467,915 shares of the registrant's Common Stock outstanding.

SEQUENOM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$56,152	$63,309
Marketable securities, available-for-sale	30,614	30,588
Accounts receivable, net	5,793	9,131
Inventories	3,520	6,516
Other current assets and prepaid expenses	6,129	12,112
Total current assets	102,208	121,656
Property, equipment and leasehold improvements, net	12,482	15,348
Goodwill	10,007	10,007
Intangible assets, net	9,667	11,247
Other assets	2,254	2,813
Total assets	$136,618	$161,071

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,054	$6,089
Accrued expenses	15,127	22,155
Long-term debt and obligations, current portion	374	4,144
Other current liabilities	768	2,581
Deferred gain on pooled patents agreement	—	21,000
Total current liabilities	22,323	55,969
Long-term debt and obligations, less current portion	5,449	5,602
Convertible senior notes	128,931	130,000
Other long-term liabilities	961	664
Total liabilities	157,664	192,235
Commitments and contingencies
Stockholders' deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001; 185,000 shares authorized, 118,134 and 117,434 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	118	117
Additional paid-in capital	986,721	981,929
Accumulated other comprehensive income	140	87
Accumulated deficit	(1,008,025)	(1,013,297)
Total stockholders' deficit	(21,046)	(31,164)
Total liabilities and stockholders' deficit	$136,618	$161,071
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Statements of Operations
Revenues:
Diagnostic services, net	$30,891	$39,380	$66,595	$76,100
License	1,875	402	3,977	743
Total revenues	32,766	39,782	70,572	76,843
Costs and expenses:
Cost of revenues	16,595	22,410	35,902	45,180
Selling and marketing	8,359	7,920	16,845	16,479
Research and development	5,652	7,087	11,520	13,876
General and administrative	8,511	14,590	17,186	27,070
Restructuring costs and other charges	656	975	656	1,885
Total costs and expenses	39,773	52,982	82,109	104,490
Gain on pooled patents agreement	—	—	21,000	—
Operating income (loss)	(7,007)	(13,200)	9,463	(27,647)
Interest expense, net	(1,984)	(2,055)	(3,979)	(4,132)
Other income (expense), net	26	(37)	(88)	(58)
Earnings (loss) from continuing operations before income taxes	(8,965)	(15,292)	5,396	(31,837)
Income tax benefit (expense)	(48)	6,928	(124)	6,804
Earnings (loss) from continuing operations	(9,013)	(8,364)	5,272	(25,033)
Discontinued operations:
Earnings from discontinued operations, net of tax	—	12,817	—	13,812
Net earnings (loss)	$(9,013)	$4,453	$5,272	$(11,221)
Net earnings (loss) per common share, basic
Continuing operations	$(0.08)	$(0.07)	$0.04	$(0.22)
Discontinued operations	$—	$0.11	$—	$0.12
Net earnings (loss)	$(0.08)	$0.04	$0.04	$(0.10)
Weighted average number of shares outstanding, basic	118,120	116,454	117,930	116,260
Net earnings (loss) per common share, diluted
Continuing operations	$(0.08)	$(0.07)	$0.04	$(0.22)
Discontinued operations	$—	$0.11	$—	$0.12
Net earnings (loss)	$(0.08)	$0.04	$0.04	$(0.10)
Weighted average number of shares outstanding, diluted	118,120	116,454	118,684	116,260

Statements of Comprehensive Income (Loss)
Net earnings (loss)	$(9,013)	$4,453	$5,272	$(11,221)
Other comprehensive income (loss):
Unrealized net gain on available-for-sale securities, net of taxes	18	18	57	18
Foreign currency gain on translation adjustment	19	—	47	—
Total other comprehensive income	37	18	104	18
Comprehensive income (loss)	$(8,976)	$4,471	$5,376	$(11,203)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net earnings (loss)	$5,272	(11,221)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Earnings from discontinued operations, net of tax	—	(13,812)
Share-based compensation	3,407	6,467
Depreciation and amortization	5,716	6,363
Non-cash restructuring costs and other charges	386	1,885
Other non-cash items	576	568
Gain on pooled patents agreement	(21,000)	—
Changes in operating assets and liabilities:
Accounts receivable	3,338	(2,987)
Inventories	2,996	6,592
Prepaid expenses and other assets	(475)	(144)
Accounts payable and accrued expenses	(7,047)	(4,928)
Other liabilities	(1,515)	(6,969)
Net cash used in operating activities of continuing operations	(8,346)	(18,186)
Investing activities
Purchases of property, equipment and leasehold improvements	(1,626)	(551)
Purchases of marketable securities	(14,996)	(9,994)
Maturities of marketable securities	15,000	14,158
Net cash received from sale of segment	—	29,853
Proceeds from pooled patents agreement	6,000	—
Change in restricted cash	500	—
Net cash provided by investing activities of continuing operations	4,878	33,466
Financing activities
Payments on term loan and capital lease obligations	(3,934)	(3,814)
Proceeds from common stock issued under employee stock plans	282	885
Net cash used in financing activities of continuing operations	(3,652)	(2,929)
Discontinued operations
Net cash provided by operating activities of discontinued operations	—	2,816
Net cash used in investing activities of discontinued operations	—	(164)
Net cash provided by discontinued operations	—	2,652
Effect of exchange rate changes on cash and cash equivalents	(37)	—
Net increase (decrease) in cash and cash equivalents	(7,157)	15,003
Cash and cash equivalents at beginning of period	63,309	61,589
Cash and cash equivalents at end of period	$56,152	$76,592
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         The Company and a Summary of Its Significant Accounting Policies
The Company
Sequenom, Inc., and its wholly owned subsidiary Sequenom Center for Molecular Medicine LLC, doing business as Sequenom Laboratories (collectively "the Company"), is a life sciences company committed to enabling healthier lives through the development of innovative products and services. The Company serves physicians by providing early patient management information. The Company develops and commercializes innovative molecular diagnostics testing services that serve women's health and oncology markets.
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
Reclassifications
Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassification was made to change the statements of operations and comprehensive income (loss) presentation to provide the users of the financial statements additional information related to the revenues of the Company. The reclassification included reclassifying amounts previously included in diagnostic services revenue to license revenue. The reclassification had no effect on consolidated net earnings or consolidated assets and liabilities.
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
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company assesses whether the fee is fixed or determinable based on the nature of the fee charged for the services delivered, whether there are existing contractual arrangements, and historical payment patterns. In determining when to record revenue, the Company evaluates collectability and considers whether there is sufficient history to reliably estimate a payor's payment patterns. Revenue is deferred for fees received before earned.
Diagnostic service revenues are derived from providing testing services in the Company's laboratory, which are reimbursed through arrangements with third-party payors and amounts patients self-pay or through contractual arrangements (client bill). Diagnostic services revenue for third-party payors is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the above criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicare and Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes laboratories and customers with whom the Company has a contractual agreement where they will pay for the test upon delivery of the test results to the ordering physicians. The Company generally bills third-party payors upon delivery of a test result to the ordering physician following completion of a test. Patients have responsibility for out-of-pocket costs for amounts not covered by their insurance carrier and the Company bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Revenue from patients, through co-payments or through cash based service offerings, are recognized on a cash basis. Some payors may not cover the test as ordered by the physician under their reimbursement policies. Consequently, the Company pursues reimbursement on a case-by-case basis.
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
Recurring revenue generated under license or royalty arrangements, including the Pooled Patents Agreement with Illumina, is recognized in the period reported by the partner or licensee and when the revenue recognition criteria have been met.
Cost of Revenues
Cost of revenues include the cost of materials, direct labor (including laboratory and service personnel), equipment and infrastructure expenses associated with processing blood and other samples, quality control analyses, shipping charges to transport samples, and license and test fees, including those owed to Illumina as specified in the Pooled Patents Agreement. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing testing services are recorded as tests are processed. Costs recorded for sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue is recognized with respect to that test. Royalties for licensed technology calculated on a per test basis or as a percentage of product revenue and fixed annual payments relating to the launch and commercialization of LDTs are recorded as license fees in cost of revenues at the time product revenue is recognized or in accordance with other contractual obligations.
Pooled Patents Agreement
On December 2, 2014, the Company entered into a Pooled Patents Agreement with Illumina, pursuant to which the parties pooled their intellectual property directed to noninvasive prenatal testing (“NIPT”). In accordance with the Pooled Patents Agreement, Sequenom and the Chinese University of Hong Kong (“CUHK”) entered into an agreement (the “CUHK Agreement”), pursuant to which certain license agreements by and between the Company and CUHK were amended and assigned to Illumina for inclusion in the patent pool, subject to the Pooled Patents Agreement. Illumina is responsible for paying all royalties to CUHK under the CUHK license agreements, and granted the Company a sublicense under each agreement to exploit laboratory-developed NIPT tests in accordance with the Pooled Patents Agreement. In connection with entering into the Pooled Patents Agreement, the Company also entered into an Amended and Restated Sale and Supply Agreement with Illumina (the “Supply Agreement”), pursuant to which the Company and its affiliates will purchase various products from Illumina for use in NIPT as well as for other clinical and research uses. Concurrently, with the execution of the Pooled Patents Agreement, the Company, Illumina, the Sequenom Center for Molecular Medicine, LLC (“SCMM ” a subsidiary of Sequenom Inc.), and Verinata Health, Inc., (“Verinata ” a subsidiary of Illumina) entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the parties settled certain claims and released the other parties from potential liability.
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
At December 31, 2014, the Company had recorded a $21.0 million deferred gain on the Pooled Patents Agreement, which was recognized as a gain during the three months ended March 31, 2015 following delivery and acceptance of the study related documents associated with the physical samples provided to Illumina.
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
One customer represented more than 10% of total revenue during the three months ended June 30, 2015, accounting for $3.3 million, or 10.2%, of total revenue and a different customer represented more than 10% of total revenue during the six months ended June 30, 2015, accounting for $7.3 million, or 10.3%, of total revenue. One customer represented more than 10% of total revenue during the three and six months ended June 30, 2014, accounting for $6.9 million, or 17.4%, and $12.8 million, or 16.7%, of total revenue, respectively.
The Company requires raw materials and devices of appropriate quality and reliability and to meet applicable regulatory requirements that currently are available from a limited number of sources and in certain cases a single source of supply. Consequently, in the event that supplies are delayed or interrupted for any reason, it could impair the Company's ability to develop and produce services, which could have a material adverse effect on the Company's business, financial condition and results of operations.
Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.
Diluted earnings per share reflects the net earnings, plus interest charges during the period applicable to the Company’s convertible senior notes, divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options, restricted shares, employee stock purchases, warrants and convertible senior notes. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options, unvested restricted stock and warrants. Potential dilutive common shares for convertible senior notes were calculated using the if-converted method.
For periods in which the Company incurs losses, potentially dilutive shares are not considered in the calculation of net loss per share as their effect would be anti-dilutive. A summary of information used to compute basic and diluted net earnings (loss) per share is shown below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings (loss) from continuing operations for basic and diluted earnings per share	$(9,013)	$(8,364)	$5,272	$(25,033)

Weighted-average common shares outstanding	118,120	116,454	117,930	116,260
Dilutive effect of common share equivalents	—	—	754	—
Shares used in calculating diluted earnings per share	118,120	116,454	118,684	116,260

Net earnings (loss) from continuing operations per basic share	$(0.08)	$(0.07)	$0.04	$(0.22)
Net earnings (loss) from continuing operations per diluted share	$(0.08)	$(0.07)	$0.04	$(0.22)
Common stock equivalents, that could potentially reduce net earnings per common share in the future that were not included in the determination of diluted earnings (loss) per common share as their effects were antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares underlying Convertible Senior Notes	28,088	28,088	28,088	28,088
Options to purchase common stock	9,714	14,299	8,850	14,080
Restricted stock units not yet vested and released	2,155	2,371	67	2,280
Warrants to purchase common stock	250	250	200	250
Total	40,207	45,008	37,205	44,698
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
In April 2015, the FASB issued Accounting Standard Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note.  The ASU is effective for interim and annual periods beginning on or after January 1, 2016.  The ASU will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the condensed consolidated balance sheets.  The ASU will have no effect on the Company's results of operations or liquidity.
Note 2.         Supplementary Financial Information
Marketable Securities, Available-for-sale (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,005	$9	$—	$30,014
Certificates of deposit	48	—	—	48
Mutual funds	277	275	—	552
Total marketable securities	$30,330	$284	$—	$30,614

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,049	$—	$(29)	$30,020
Certificates of deposit	48	—	—	48
Mutual funds	277	243	—	520
Total marketable securities	$30,374	$243	$(29)	$30,588
As of June 30, 2015 and December 31, 2014, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as the Company has the intent and ability to hold the securities for a period of time sufficient to allow for recovery in the market value. As of June 30, 2015, all marketable securities were due within fifteen months.
Other Current Assets and Prepaid Expenses (in thousands):

	June 30, 2015	December 31, 2014
Pooled patents agreement receivable	$—	$6,000
Other	6,129	6,112
Total	$6,129	$12,112
Inventories (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$3,277	$6,165
Work in process	243	351
Total	$3,520	$6,516
Accrued Expenses (in thousands):

	June 30, 2015	December 31, 2014
Accrued royalties, licenses, and collaboration payments	$5,019	$7,223
Accrued compensation and related taxes	4,756	7,606
Accrued professional fees and consulting	571	1,872
Other	4,781	5,454
Total	$15,127	$22,155
Note 3.         Discontinued Operations
The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the Bioscience business segment. The allocations do not include amounts related to general corporate administrative expenses or interest expense. Therefore, the results of operations from the Bioscience business segment do not necessarily reflect what the results of operations would have been had the business operated as a stand-alone entity. The Company completed the sale of the Biosciences segment on May 30, 2014.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Discontinued Operations (in thousands)	2014	2014
Revenues:
Bioscience product sales and services	$3,258	$12,470
Cost of revenues:
Cost of bioscience product sales and services	895	4,235
Gross margin	2,363	8,235
Operating expenses:
Selling and marketing	3,027	6,237
Research and development	876	2,248
General and administrative	356	643
Restructuring costs	—	19
Total operating expenses	4,259	9,147
Loss from discontinued operations	(1,896)	(912)
Other income, net	10	81
Loss from discontinued operations before income taxes	(1,886)	(831)
Income tax benefit	308	248
Earnings from discontinued operations	$(1,578)	$(583)
In connection with the sale of the Bioscience segment, the Company also entered into other agreements designed to facilitate the orderly transfer of business operations to the purchaser of the Bioscience business. One agreement is a three year Supply Agreement with the purchaser of the Bioscience business where the Company may purchase consumables and systems for the laboratory business and for the first twelve months of the agreement had preferred pricing. Purchases made by the Company of consumables and systems for the three and six months ended June 30, 2015 were $0.1 million and $0.3 million, respectively. Purchases made by the Company of consumables and systems for the three and six months ended June 30, 2014 were $0.1 million and $0.1 million, respectively, and these sales have been eliminated from discontinued operations reported revenue in 2014 because the transaction was intra-entity.
Note 4.         Long-Term Obligations (in thousands, except percentages):

	As of June 30, 2015	As of December 31, 2014
5.00% Convertible Senior Notes due October 2017 ($45,000) and January 2018 ($85,000), interest payable semi-annually in April and October	$130,000	$130,000
Unamortized debt discount on Convertible Exchange Senior Notes due January 2018	(1,069)	—
Bank Loans due May 2015, principal and interest payable monthly, weighted-average effective interest rates of 5.5%, net of unamortized discount of $8 at December 31, 2014.	—	3,722
Obligation for building and improvements, effective interest rate of 5.2% as of June 30, 2015 and December 31, 2014, expiring October 2026	5,735	5,868
Capital lease liabilities, expiring January 2016, net of unamortized discounts of $7 and $17 at June 30, 2015 and December 31, 2014, respectively	88	156
Total long-term obligations	134,754	139,746
Less current portion	(374)	(4,144)
Non-current portion	$134,380	$135,602
Convertible Senior Notes
On September 17, 2012, the Company issued $130 million aggregate principal amount of Convertible Senior Notes (the "2017 Notes") in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. On June 4, 2015, the Company entered into separate privately negotiated agreements with certain holders of the 2017 Notes to exchange in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) $85 million in aggregate principal amount of 2017 Notes, for $85 million in aggregate principal amount at maturity of new 5.00% Convertible Exchange Senior Notes due 2018 (the “2018 Notes”) of the Company (the “Exchange Transactions”). The 2018 Notes were issued on June 9, 2015.

The Company accounted for the Exchange Transactions as a debt modification and not a debt extinguishment under ASC 470-50, as the terms of the 2018 Notes were not substantially different from those of the exchanged 2017 Notes. The Company incurred approximately $1.6 million in fees directly related to the Exchange Transactions which were expensed as incurred during the quarter ended June 30, 2015. As noted above, the 2018 Notes term was extended for an additional three months and mature January 1, 2018. The extension of the term increased the fair value of the 2018 Notes embedded, unseparated conversion option by approximately $1.1 million, which was recorded as an increase in the debt discount of the convertible senior notes and corresponding increase in additional paid-in capital and will be amortized over the remaining 30 month term of the 2018 Notes using the effective interest rate method.
Following the closings of the Exchange Transactions, $45 million in aggregate principal amount of the 2017 Notes remained outstanding, with the terms unchanged.
2017 Notes
The 2017 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year. The 2017 Notes mature on October 1, 2017, unless earlier converted, redeemed, or repurchased. The 2017 Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of common stock.
The 2017 Notes are convertible into a total of 9.7 million shares of common stock, which was equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of the 2017 Notes, which would result in a maximum issuance of 12.4 million shares of common stock if all holders converted at the maximum conversion rate. In addition, under certain circumstances the Company, in connection with a make-whole fundamental change (as defined in the indenture governing the 2017 Notes), may be required to increase the conversion rate for holders of the 2017 Notes. As of June 30, 2015, no change to the conversion rate has occurred on the 2017 Notes.
The Company may not redeem the 2017 Notes prior to October 1, 2015. On or after October 1, 2015, the Company may redeem for cash all, but not less than all, of the 2017 Notes if the last reported sale price of the common stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which the notice of the redemption is delivered. The redemption price will equal 100% of the principal amount of the 2017 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the 2017 Notes are called for redemption, a make-whole fundamental change will be deemed to occur. As a result, in certain circumstances, this would increase the conversion rate for holders who convert their 2017 Notes after a notice of redemption is delivered and on or prior to the close of business on the third business day immediately preceding the relevant redemption date. Upon a fundamental change, subject to certain exceptions, the holders may require that the Company repurchase some or all of their 2017 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2017 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
On September 17, 2012, the Company entered into an indenture with Wells Fargo Bank, National Association, as trustee, relating to the 2017 Notes. The 2017 Notes are senior, unsecured obligations and rank equal in right of payment with existing and future senior, unsecured indebtedness, and will be senior in right of payment to any future indebtedness that is expressly subordinated to the 2017 Notes. The 2017 Notes will be effectively subordinated to existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities and commitments of subsidiaries, including trade payables and any guarantees that they may provide with respect to any existing or future indebtedness.
2018 Notes
The 2018 Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2015. Interest on the New Notes accrues from April 1, 2015. The 2018 Notes will mature on January 1, 2018, unless earlier converted or repurchased.
The 2018 Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of the Company’s common stock. Subject to compliance with certain conditions, the Company has the right to mandatorily convert the 2018 Notes if the last reported sales price of the Company's common stock is equal to or greater than 115% of the applicable conversion price of the 2018 Notes for at least 20 trading days during the 30 consecutive trading day period ending within five trading days immediately prior to the date on which the Company delivers a mandatory conversion notice.
The conversion rate is initially 216.0644 shares of common stock per $1,000 principal amount of 2018 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. In addition, holders of the 2018 Notes who convert their 2018 Notes in connection with a make-whole fundamental change (defined in the indenture governing the 2018 Notes (the “Indenture”)), whose 2018 Notes are converted in connection with a mandatory conversion or who convert their 2018 Notes on a conversion date on which the last reported sales price of the Company's common stock equals or exceeds the then applicable conversion price are, under certain circumstances, entitled to an increase in the conversion rate.
The Company may not redeem the 2018 Notes prior to the maturity date. Upon a fundamental change (defined in the Indenture), subject to certain exceptions, the holders of the 2018 Notes may require that the Company repurchase some or all of their 2018 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2018 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2018 Notes will be the Company’s senior, unsecured obligations and rank equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, including the 2017 Notes, and will be senior in right of payment to any future indebtedness that is expressly subordinated to the 2018 Notes. The 2018 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities and commitments of the Company’s subsidiaries, including trade payables and any guarantees that they may provide with respect to any of the Company’s existing or future indebtedness.
Bank Loans
In May 2011, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, that allowed for term loans of up to $20.0 million to be borrowed through August 31, 2012, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement were secured by substantially all of the Company's assets, except for intellectual property, and were subject to certain other exceptions. The Loan Agreement included limitations on the ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
The Company borrowed under the term loans $5.0 million and $15.0 million during the years ended December 31, 2012 and 2011, respectively. Under the Loan Agreement, the term loans had accrued interest at the rate fixed on the date of funding equal to the U.S. treasury rate plus 3.25% per annum. The term loan borrowings were being repaid in 33 equal installments of principal, plus accrued interest which commenced on September 1, 2012. The final payment on the term loans of $1.3 million was made on the loan maturity date, May 1, 2015, and included a final payment of 3.5% of all advances made under the term loans, in addition to principal repayments.
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
Note 5.         Commitments and Contingencies
Ariosa Litigation
In December 2011, the Company was named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California ("District Court"). Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which was exclusively in-licensed from Isis prior to September 30, 2014 when the Company purchased the patent from Isis. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, Ariosa responded to the Company's answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012, the Company filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied the Company's motion for preliminary injunctive relief and on July 16, 2012 the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit ("CAFC") from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the '540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on the Company's counterclaim for patent infringement on the ground that the claims of the '540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code. On October 16, 2013, the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013, the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the '540 Patent is invalid. The Company disagrees with the Order and has appealed the decision to the CAFC. On June 12, 2015, the CAFC upheld the ruling of the District Court that the claims of the '540 patent are not patent eligible under the patent eligibility criteria established by the United States Supreme Court's Mayo Collaborative Services v. Prometheus Laboratories decision. On July 7, 2015, the Company filed a motion to extend the deadline to file a petition for a rehearing en banc at the CAFC to August 13, 2015. On July 13, 2015, the CAFC granted the petition to extend the deadline to August 13, 2015. The Company intends to file an appeal and, if the appeal is successful, the Company intends to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intends to vigorously pursue the Company's claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
Ariosa Inter Partes Review
In addition, Ariosa has sought to invalidate the '540 Patent through a petition for inter parties review ("IPR") before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”). Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014 invalidating some claims but upholding the validity of other claims. Both the Company and Ariosa requested reconsideration of the PTAB decision. On March 24, 2015, the PTAB denied both parties’ requests for reconsideration. Ariosa has filed a notice of intention to appeal the PTAB decision to the CAFC and the Company filed a notice to appeal as well. In light of the CAFC decision in the Ariosa Litigation, on July 20, 2015, the Company and Ariosa jointly filed a petition to stay the appeal in the CAFC until any appeal in the Ariosa Litigation is finalized. The CAFC granted the petition to stay the appeal on July 22, 2015 and directed the parties to inform the CAFC within fourteen days of the final disposition of the Ariosa Litigation.
Natera Litigation
In January 2012, the Company was named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the U.S. District Court for the Northern District of California ("District Court"). In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, the Company filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. On October 16, 2013, the District Court issued its order on the interpretation of the patent claims. Many of the '540 Patent claims asserted against Natera are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Natera stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the CAFC, which has consolidated the Ariosa, Natera, and Verinata case appeals. On June 12, 2015, the CAFC upheld the ruling of the District Court that the claims of the '540 patent are not patent eligible under the patent eligibility criteria established by the United States Supreme Court's Mayo Collaborative Services v. Prometheus Laboratories decision. On July 7, 2015, the Company filed a motion to extend the deadline to file a petition for a rehearing en banc at the CAFC to August 13, 2015. On July 13, 2015, the CAFC granted the petition to extend the deadline to August 13, 2015. The Company intends to file an appeal and, if the appeal is successful, the Company intends to vigorously defend against the judicial declarations sought by Natera in its complaint and intends to vigorously pursue the Company’s claims against Natera for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
Verinata and Stanford Litigation
In February 2012, the Company was named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the U.S. District Court for the Northern District of California ("District Court"). Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which at the time was exclusively in-licensed from Isis but has since been purchased from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that the Company, by performing its noninvasive prenatal MaterniT21 test, has and continues to directly infringe U.S. Patents which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that the Company, by performing its noninvasive prenatal MaterniT21 PLUS test, has and continues to directly infringe on a patent which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, the Company filed an answer to the complaint.

On October 16, 2013, the District Court issued its order on the interpretation. Many of the '540 Patent claims asserted against Verinata are the same claims that were invalidated by the same District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Verinata stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the U.S. Court of Appeals for the Federal Circuit. The District Court set trial beginning February 23, 2015. On December 2, 2014, the Company and Verinata reached a settlement that resolved litigation between them, and all litigation between the Company and Verinata related to these patents is now dismissed. As part of that settlement, the patents and pending applications are now pooled under a Pooled Patents Agreement between the Company and Illumina (who acquired Verinata). The Company and Verinata are now licensees to the patent rights that are pooled under the Pooled Patents Agreement.
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
Note 6.         Stock Compensation Plans
Equity Incentive Plans
The following table summarizes stock option activity of the Company during the six months ended June 30, 2015 (shares in thousands):

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share
As of December 31, 2014	11,116	$4.96
Granted	1,801	$3.61
Exercised	(123)	$2.83
Forfeitures and cancellations	(805)	$5.20
Outstanding at June 30, 2015	11,989	$4.76
Options exercisable at June 30, 2015	8,141	$5.38

The following table summarizes activity related to restricted stock awards and restricted stock units of the Company during the six months ended June 30, 2015:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	1,674	$2.99
Grants and awards	1,297	$3.56
Vested and released	(521)	$3.43
Forfeitures and cancellations	(186)	$3.31
Outstanding at June 30, 2015	2,264	$3.19
Issuances of Common Stock
In the six months ended June 30, 2015, the Company issued a total of 158,404 shares of common stock under the employee stock purchase plan (ESPP) and 123,461 shares from the exercise of stock options, resulting in proceeds of $0.8 million.
Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP for the periods indicated:

	Six Months Ended
	June 30,
Stock Option Grants	2015	2014
Risk-free interest rate	1.8%	2.2%
Volatility	91.8%	93.8%
Dividend yield	—%	—%
Expected life (years)	7.1	7.1
Weighted-average grant date fair value	$2.87	$1.98

	Six Months Ended
	June 30,
ESPP Stock Purchase Rights	2015	2014
Risk-free interest rate	0.14%	0.09%
Volatility	55.7%	74.2%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$1.07	$0.77
Note 7.         Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
As of June 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$48,904	$48,904	$—
Total cash equivalents	48,904	48,904	—
Marketable securities:
U.S. treasury securities	30,014	30,014	—
Certificates of deposit	48	—	48
Mutual funds	552	552	—
Total marketable securities	30,614	30,566	48
Total	$79,518	$79,470	$48

	Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$50,359	$50,359	$—
Total cash equivalents	50,359	50,359	—
Marketable securities:
U.S. treasury securities	30,020	30,020	—
Certificates of deposit	48	—	48
Mutual funds	520	520	—
Total marketable securities	30,588	30,540	48
Total	$80,947	$80,899	$48
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the six months ended June 30, 2015.
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
The carrying amounts and fair values the 2017 Notes and 2018 Notes are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$128,931	$126,288	$130,000	$134,227
At June 30, 2015 and December 31, 2014, the fair values of the Notes were based on quoted market prices in an active market for the Notes (Level 1).
Note 8.         Restructuring Costs and Other Charges
Restructuring costs and other charges consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Impairment of property and equipment	$386	$—	$386	$—
Employee termination cost	270	2	270	(29)
Facility exit costs	—	973	—	1,914
Restructuring costs and other charges	$656	$975	$656	$1,885
As part of an overall cost reduction effort, in August 2013, the Company exited a leased facility in San Diego, California, which was available for sublease until the lease expired in July 2015.
In connection with the restructuring, the Company recorded $2.4 million in facility exit costs, and $1.7 million of impairment expense for tenant improvements associated with the vacated facility, in addition to other restructuring charges during the year ended December 31, 2013.
In 2014, based on the shortened period where the facility could be subleased and in consideration of other new information, management reassessed the remaining liabilities in connection with the restructuring and recorded an additional $1.9 million of restructuring expense related to the vacated facility. The restructuring cost is for the lease obligation and costs to operate the facility through the lease expiration date in July 2015.
In May 2015, the Company decommissioned one of its research and development laboratories as part of the Company's plan to move certain general and administrative functions into the Company's corporate headquarters facility. As part of the decommissioning of the laboratory the Company recognized an impairment charge of $0.4 million on certain laboratory assets which it deemed would no longer be used.
Additionally, in May 2015, the Company committed to a plan to consolidate its Grand Rapids facility to its facility located in North Carolina. In connection with the plan the Company recognized $0.3 million in employee terminations costs during the three and six months ended June 30, 2015.
The following table provides a rollforward of the amounts recorded as liabilities within the condensed consolidated balance sheet (in thousands):

	December 31, 2014	Accruals	Payments	June 30, 2015
Employee termination costs	$—	$270	$—	$270
Facility exits costs	1,195	—	(1,022)	173
Total	$1,195	$270	$(1,022)	$443
The facility exit costs of $0.2 million is included in other current liabilities on the condensed consolidated balance sheet as of June 30, 2015
Note 9.        Income Taxes

The Company’s income tax expense is primarily due to statutory tax liabilities resulting from state and foreign operations and deferred income tax expense related to amortization of indefinite lived intangibles.
The Company’s income tax expense is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When the Company establishes or reduces the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of June 30, 2015 and December 31, 2014, the Company maintained valuation allowances against U.S. and foreign deferred tax assets the Company concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.
Note 10.        Subsequent Events

On August 3, 2015, Sequenom Laboratories entered into an Asset Purchase Agreement with Immucor GTI Diagnostics, Inc. (“Immucor”) pursuant to which Sequenom Laboratories sold certain assets and assigned certain agreements relating to the Grand Rapids facilities to Immucor effective August 3, 2015. In consideration for the transferred assets, Sequenom Laboratories received a one-time cash payment of $0.8 million.

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
SEQUENOM®, MaterniT21®, HerediT®, SensiGene® and Nextview® are registered trademarks and Sequenom Laboratories™, and VisibiliT™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
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

Our wholly-owned subsidiary, Sequenom Laboratories™, provides molecular based laboratory developed tests, with a focus principally on prenatal testing and development of tests for use in oncology. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that develops, validates and exclusively offers tests branded under the names MaterniT21® PLUS, HerediT®, HerediT® UNIVERSAL, SensiGene® and VisibiliT™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, and maternal fetal medicine specialists.
On May 30, 2014, we completed the sale of our Bioscience business to BioSciences Acquisition Company which purchased substantially all of the assets used in what we previously reported as our Bioscience business segment. With this divestiture, we now operate in a single business segment.
As a result of the Bioscience segment sale, we have retrospectively revised the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2014, to reflect the financial results from the Bioscience business segment as discontinued operations.
Second Quarter of 2015

•
Total accessions for all Sequenom Laboratories tests during the three months ended June 30, 2015 decreased by 5,700, or 11%, to 44,400 when compared to 50,100 during the same period in the prior year. The decline primarily reflects the strategic shift of business by a licensee to the patent pool in the second quarter of 2015.

•	Diagnostic services revenue for three months ended June 30, 2015 was $30.9 million, compared to $39.4 million for the same period in the prior year.

•	License revenue increased for the three months ended June 30, 2015 to $1.9 million, compared to $0.4 million for the same period in the prior year.

•	Net cash used in operating activities was $8.3 million for the six months ended June 30, 2015, compared to $18.2 million in the same period in the prior year.

•
There are now 32 participants in the patent pool, including the Company and Illumina. Many of those licensees are in the process of developing and validating a noninvasive prenatal test to be performed in their own laboratories.

•	The Company made significant progress in its oncology program and remains on track to launch a liquid biopsy test for research use in the second half of 2015.
Results of Operations
Accessions
The following is a summary of accessions Sequenom Laboratories received for the first two quarters of 2015 and the four quarters of 2014:

	2015		2014
(accessions in thousands)	Q2	Q1	Q4	Q3	Q2	Q1
Accessions by quarter	44.4	52.8	50.9	46.6	50.1	49.9
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
For the three months ended June 30, 2015, the number of accessions decreased 5,700, or 11%, when compared to the same period in 2014, which is primarily attributable to test services performed for international (client bill) customers who converted to licensee status.
For the six months ended June 30, 2015, the number of accessions decreased 2,800, or 3%, when compared to the same period in 2014, which is primarily attributable to test services performed for international (client bill) customers who converted to licensee status. We believe that our NIPT accession volume will be affected as other companies license our technologies through the patent pool with Illumina and elect to perform their own NIPT.

Revenue
Revenues are derived from diagnostic services and license revenue and for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(in thousands)	2015	2014	$	%	2015	2014	$	%
Diagnostic services revenue	$30,891	$39,380	$(8,489)	(22)%	$66,595	$76,100	$(9,505)	(12)%
License revenue	1,875	402	1,473	366%	$3,977	$743	$3,234	435%
Total revenue	$32,766	$39,782	$(7,016)	(18)%	$70,572	$76,843	$(6,271)	(8)%
Diagnostic Services Revenue
Diagnostic services revenues are derived from providing testing services in our labs, which are reimbursed through arrangements with third-party payors or through contractual arrangements (client bill) and through amounts patients self-pay. Diagnostic services revenue is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the other revenue criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicare and Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes labs and customers with whom we have a contractual agreement where they will pay for the test upon delivery of the test results to ordering physicians. Revenue from patients, through co-payments or through cash based services offerings are recognized on a cash basis.
Diagnostic services revenue decreased $8.5 million, or 22%, during the three months ended June 30, 2015, when compared to the same period in the prior year.
Diagnostic services revenue decreased $9.5 million, or 12%, during the six months ended June 30, 2015, when compared to the same period in the prior year.
The following is a summary of diagnostic service revenues for the first two quarters of 2015 and the four quarters of 2014:

	2015		2014
(in millions)	Q2	Q1	Q4	Q3	Q2	Q1
Diagnostic Services Revenue:
Revenue recorded on accrual basis	$10.9	$13.8	$14.4	$11.0	$10.2	$4.3
Cash basis revenue for diagnostic services performed in the quarter	5.4	5.7	4.6	6.2	8.5	11.2
Cash basis revenue for diagnostic services performed in prior quarters	14.6	16.2	16.1	20.1	20.7	21.2
Total diagnostic services revenue	$30.9	$35.7	$35.1	$37.3	$39.4	$36.7
Revenue recorded on an accrual basis during the three months ended June 30, 2015 increased $0.7 million, or 7%, compared to the same period in 2014. The increase can be attributed to the Company transitioning additional third-party payors from cash to accrual accounting in the second half of 2014, and an increased volume of tests performed under client bill arrangements during the second quarter of 2015, which are accounted for on an accrual basis.
Revenue recorded on a cash basis for services performed in the second quarter of 2015 was $5.4 million, a decrease of $3.1 million, or 36%, compared to the same period in 2014. The decrease is due to the use of accrual accounting for additional payors in 2015 and changes in payor mix.
Diagnostic services performed in prior quarters but recorded as revenue on a cash basis in the quarter ended June 30, 2015 was $14.6 million, a decrease of $6.1 million, or 29%, compared to the same period in 2014. The reduction was due primarily to the higher payments received in 2014 for prior services; whereas the amount of such payments was not as significant in 2015 due to the reduced level of unrecorded accounts receivable available to collect.
Collections for services have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of June 30, 2015, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because accrual revenue recognition criteria was not met and the amounts had not been collected, range from approximately $27.0 million to $30.0 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected but we continue to pursue collection for our tests, where appropriate.

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
The following is a summary of license revenue for the first two quarters of 2015 and the four quarters of 2014:

	2015		2014
(in millions)	Q2	Q1	Q4	Q3	Q2	Q1
Total license revenue	$1.9	$2.1	$1.7	$0.6	$0.4	$0.3
Total license revenue for the three months ended June 30, 2015 was $1.9 million, a 366% increase from the same period in 2014. The increase is primarily attributable to the Pooled Patents Agreement that took effect in December 2014, and includes our share of test fees reported to us by our licensees and test fees reported to us by Illumina.
Total license revenue for the six months ended June 30, 2015 was $4.0 million, a 435% increase from the same period in 2014. The increase is primarily attributable to the Pooled Patents Agreement that took effect in December 2014, and includes our share of test fees reported to us by our licensees and test fees reported to us by Illumina. Additionally, we delivered the last element for certain license arrangements during the first quarter of 2015 and recognized $0.8 million of revenue in that period.
Costs and Expenses
Our costs and expenses were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Cost of revenues	$16,595	$22,410	(5,815)	(26)%	$35,902	$45,180	$(9,278)	(21)%
Selling and marketing	$8,359	$7,920	439	6%	$16,845	$16,479	$366	2%
Research and development	$5,652	$7,087	(1,435)	(20)%	11,520	13,876	(2,356)	(17)%
General and administrative	$8,511	$14,590	(6,079)	(42)%	17,186	27,070	(9,884)	(37)%
Restructuring costs	$656	$975	(319)	(33)%	656	1,885	(1,229)	(65)%
Cost of Revenues
Cost of revenues includes the cost of materials, direct labor, equipment, outside laboratory costs, royalties, infrastructure expenses associated with accessioning patient specimens (including quality control analyses and shipping charges to transport patient specimens) and license and test fees, including those owed to Illumina as specified in the Pooled Patents Agreement. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing tests are recorded as tests are processed. Costs recorded for patient specimen processing represent the cost of all the tests processed during the period regardless of whether revenue is recognized with respect to that test. Royalties for licensed technology calculated as a percentage of revenue are recorded as license fees in cost of revenues at the time revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of revenues and are expected to remain so for the foreseeable future.
The $5.8 million, or 26%, reduction in cost of revenues during the three months ended June 30, 2015, when compared to the same period in 2014, is primarily attributable to lower test volume and lower cost of materials and labor.
The $9.3 million, or 21%, reduction in cost of revenues during the six months ended June 30, 2015, when compared to the same period in 2014, is primarily attributable to lower test volume and lower cost of materials and labor.

We continue to look for ways to reduce our costs per test but expect the overall cost of revenues to fluctuate with test volume.
Selling and Marketing Expenses
Selling and marketing expenses consists primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
Selling and marketing expenses during the three months ended June 30, 2015, increased 6% when compared with the three months ended June 30, 2014. The increase can be attributed to increased headcount and marketing expenses associated with product launches and competitive selling efforts.
Selling and marketing expenses during the six months ended June 30, 2015, were consistent with the six months ended June 30, 2014.
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
The $1.4 million, or 20%, decrease in research and development expenses during the three months ended June 30, 2015, when compared to the three months ended June 30, 2014, is from lower supply costs due to the timing of certain internal research and development project activity.
The $2.4 million, or 17%, decrease in research and development expenses during the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, is from lower supply costs due to the timing of certain internal research and development project activity and lower labor costs in the first half of 2015 as compared to the same period in 2014.
We expect our research and development expenses to increase in future periods as we continue to invest in our product pipeline and other molecular diagnostic areas, including projects to develop oncology testing services as a new market for the Company.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, accounting, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $6.1 million, or 42%, decrease in general and administrative expenses during the three months ended June 30, 2015, when compared to the three months ended June 30, 2014, is primarily related to a $5.0 million reduction in litigation costs, lower labor, share-based compensation and overhead costs, offset by costs incurred related to the convertible note exchange in the current quarter of $1.6 million.
The $9.9 million, or 37%, decrease in general and administrative expenses during the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, is primarily related to a $8.7 million reduction in litigation costs and lower labor and share-based compensation offset by costs incurred related to the convertible note exchange in the current quarter of $1.6 million.
We expect to continue to realize lower general and administrative expenses due primarily to lower patent related litigation costs.
Restructuring Costs and Other Charges
During the three and six months ended June 30, 2015, we recognized a $0.4 million impairment related to the decommissioning of a research and development laboratory at our corporate headquarters as we consolidated certain general and administrative personnel into our corporate headquarters. Additionally, we recognized $0.3 million in employee termination costs related to the consolidation of our Grand Rapids facility to our North Carolina facility.
As part of an overall cost reduction effort, in August 2013, we communicated to our employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our AMD test which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expired in July 2015. In connection with the restructuring, we reassessed the costs that had been previously recorded for facility exit costs. During the three months ended June 30, 2014, we recorded an additional $1.0 million, and for the six months ended June 30, 2014, we recorded an additional $1.9 million as we revised our estimates related to the exited facility.

Gain on Pooled Patents Agreement
The $21.0 million gain recognized on the Pooled Patents Agreement during the first half of 2015 relates to the delivery and acceptance of the remaining study related documents associated with the physical samples transferred to Illumina during the fourth quarter of 2014. The delivery of the study related documents satisfied the remaining deliverable in the arrangement for recognition of the $21.0 million deferred gain on the Pooled Patents Agreement reported on the condensed consolidated balance sheet as of December 31, 2014.
Other Income and Expense, and Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2015	2014	$ Change	2015	2014	$ Change
Interest (expense), net	$(1,984)	$(2,055)	$71	$(3,979)	$(4,132)	$153
Other (expense), net	26	(37)	63	(88)	(58)	(30)
Income tax benefit (expense)	$(48)	$6,928	$(6,976)	(124)	6,804	(6,928)
Income Tax Benefit (Expense)
Our income tax expense during all periods is primarily due to statutory tax liabilities resulting from our state and foreign operations and the deferred income tax expense related to amortization of indefinite lived intangibles.
Liquidity and Capital Resources
We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization of Sequenom Laboratories' tests, research and development projects, and litigation have been and will continue to be significant. As of June 30, 2015 and December 31, 2014, we had working capital of $79.9 million and $65.7 million, respectively.
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
As of June 30, 2015, cash, cash equivalents, and current marketable securities totaled $86.8 million, compared to $93.9 million at December 31, 2014. The $7.1 million decrease is due primarily to cash used in operating activities of $8.3 million, and the final payment of $1.3 million on term loans, offset by $6.0 million cash received from the Pooled Patents Agreement. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.
We expect that our cash, cash equivalents and current marketable securities are sufficient to provide for our operating needs through at least the next twelve months.
Operating Activities
Cash used in operations during the six months ended June 30, 2015, was $8.3 million, compared to $18.2 million for the six months ended June 30, 2014. The improvement in cash used in operations was primarily a result of our lower operating expenses.
Investing Activities
Net cash provided by investing activities was $4.9 million during the six months ended June 30, 2015, compared to $33.5 million during the six months ended June 30, 2014. Investing activities during the six months ended June 30, 2015 included $6.0 million received from the proceeds from the Pooled Patents Agreement, offset by purchases of property and equipment of $1.6 million. Investing activities during the six months ended June 30, 2014, primarily reflects the $29.9 million cash received from the sale of our Bioscience business segment and cash provided from marketable securities maturing of $4.2 million, net of purchases.

Financing Activities
Net cash used by financing activities during the six months ended June 30, 2015 was $3.7 million, compared to $2.9 million during the six months ended June 30, 2014. Financing activities during the six months ended June 30, 2015 include payments on debt obligations of $3.9 million, partially offset by $0.3 million in net proceeds from the exercise of stock options and employee stock plan purchases.
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
Additional information regarding our financial commitments at June 30, 2015, is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 5 - Commitments and Contingencies."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

•
our ability to establish and maintain sufficient intellectual property rights in our products, including our ability to overturn the U.S. District Court for the Northern District of California’s order ruling our '540 Patent to be invalid, and our ability to ultimately enforce the '540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

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
* We may not be able to collect all or any of the estimated range of $27 million to $30 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Our business is substantially dependent on our ability to obtain reimbursement for our LDTs, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of June 30, 2015, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $27 million to $30 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact our ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If we are unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
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
* Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include U.S. Patent No. 6,258,540 or the '540 Patent, ruled invalid by the U.S. District Court for the Northern District of California, a ruling that was upheld by the U.S. Court of Appeals for the Federal Circuit, and foreign equivalents, which we have purchased from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing. Such patent rights also include U.S. patents and patent applications, and their foreign equivalents, which we have rights to under the Pooled Patents Agreement with Illumina. Such patent rights also include U.S. and foreign patents and patent applications in-licensed from the Chinese University of Hong Kong, or CUHK, or in-licensed from other third-party entities.
Our patent applications or those of our licensors may not result in the issuance of patents in the U.S. or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the '540 Patent is invalid will impact the competitive landscape (as we have been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring tests or products to the market that directly compete with our own, including the MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. See Item 1 of this Report for a discussion of legal proceedings affecting our patents and patent applications.
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
Under the Pooled Patents Agreement, Illumina will control prosecution, maintenance and enforcement of the pooled patent rights, and we will be responsible for paying a portion of the costs thereof. We have no control over these costs. We will continue to control, at our sole cost, the prosecution, maintenance and enforcement of the patents we purchased from Isis Innovation including the '540 patent. If Illumina fails to prosecute, maintain and/or enforce any of the pooled patent rights, the scope and value of the pooled patent rights may be diminished, and the revenues that we receive from our share of the test fees may be reduced. We have the right to assume control of the enforcement of certain of the pooled patent rights if Illumina fails to do so. If we do assume control of enforcement of any of the pooled patent rights, we cannot guarantee that we will be successful in our efforts and the scope and value of the pooled patent rights may be diminished. In addition, our assumption of such control of enforcement of any of the pooled patent rights will cause us to incur significant unexpected legal costs which may adversely impact our financial condition.
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
Billing for clinical laboratory testing services is complex. We generally bill third-party payors for our testing services and pursues case-by-case reimbursement where policies are not in place for a particular test. We may also face an increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to our testing service, which could adversely affect our business, results of operations and financial condition. We began internal billing operations on May 1, 2013. Among the factors complicating our billing of third-party payors are:

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
We operate laboratory facilities in San Diego, California and Raleigh-Durham, North Carolina. Damage to our facilities due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and processing of our test services. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.
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
CLIA requirements are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Potential sanctions for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency, such as CAP, among others. Sequenom Laboratories is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain and maintain licenses from states where required, we will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as the CLIA requirement's. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.
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
The provision of clinical testing services, including the MaterniT21 PLUS test, and related services, and the marketing of those services involve certain inherent risks. The services that we provide are intended to provide information for health care providers in providing patient care. Therefore, users of such services may have a greater sensitivity to errors than the users of services that are intended for other purposes, such as research.
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

•	the pricing of our diagnostic testing services, and the timing and pricing of new diagnostic testing service offerings, and those of our competitors;

•	the ability of Illumina to add additional licensees under the Pooled Patents Agreement;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability, if necessary, to raise additional capital;

•	the amount of royalties that we are required to pay to third parties in connection with the sale of certain of our testing services;

•	our success in collecting payments from third-party payors, customers, and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

•
our ability to identify and develop in a cost-efficient manner new services, such as noninvasive prenatal and other diagnostic technologies, our ability to improve current services to increase demand for such services and the success of such products and improvements;

•
our ability to establish and maintain sufficient intellectual property rights including our ability to overturn the U.S. District Court for the Northern District of California’s order ruling the '540 Patent to be invalid, and our ability to ultimately enforce the '540 Patent in the future against competitors and obtain injunctive relief and/or monetary damages from competitors;

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
The absence of or delay in reimbursement for our testing services and generating revenues has had, and will continue to have, a significant adverse effect on our operating results from period to period and will result in increased operating losses unless and until such reimbursement is established, at sufficient levels to cover our costs. Our internationally derived revenues and operating results are also difficult to predict because they depend upon the activities of our licensees and distributors, and licensees under the Pooled Patents Agreement, in numerous countries.
We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price may decline.
* Our increased leverage as a result of our issuance of the 5.00% Convertible Senior Notes due 2017 and the 5.00% Convertible Exchange Senior Notes due 2018 may harm our financial condition and results of operations.
Our total consolidated long-term debt and obligations as of June 30, 2015, which includes the 5.00% Convertible Senior Notes due 2017 and the 5.00% Convertible Exchange Senior Notes Due 2018, or collectively, the Convertible Senior Notes, was $134.8 million and represented approximately 119% of our total capitalization as of that date.
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
* We may not be able to generate enough cash flow from our operations to service our indebtedness.
We have a significant amount of indebtedness. In September 2012, we completed the sale of $130.0 million of our Convertible Senior Notes and, in June 2015, we entered into privately negotiated agreements to exchange $85 million in aggregate principal amount of the Convertible Senior Notes for new Convertible Senior Notes due 2018. Our ability to make payments on, and to refinance, our indebtedness, including the Convertible Senior Notes, and to fund planned commercialization efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. Historically, our business has generated losses and we may never become profitable. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it will increase our interest expense, our leverage and our operating and financial costs. In addition, the terms of the indenture governing the Convertible Senior Notes restricts our ability to incur additional debt, and the agreements governing our other existing or future indebtedness may restrict us from adopting any of these alternatives. We may not be able to execute any of these actions on commercially reasonable terms or at all.
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
Our cash, cash equivalents, and current marketable securities were $86.8 million as of June 30, 2015. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from the Pooled Patents Agreement will be sufficient to fund our operating expenses and capital requirements through the next twelve months. We are continuing to expand our operations following commercialization of the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test and our research and development activities related to improvements to current tests and expansion of our test menu, particularly in our expanded field of oncology, may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Our current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for us to retain significant commercial success for the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test. If we are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we may not be able to expand geographically, increase sales of the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test or successfully commercialize any future tests or products that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
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
The FDA currently regulates IVD devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion to not regulate LDTs as a medical device and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of tests, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. On July 31, 2014 the FDA notified the U.S. Congress of its intent to issue draft guidance on regulation of LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft guidance includes pre-market review for higher-risk LDTs, like those used to guide treatment decisions, including companion diagnostics that have entered the market as LDTs. In addition, under the draft guidance, the FDA would continue to exercise enforcement discretion for LDTs used solely for forensic purposes and LDTs used in CLIA-certified high complexity histocompatibaility labs for transplantation, among others. The final regulation would be phased in over many years. On September 30, 2014, the FDA posted on its website draft guidance on regulation of LDTs, maintaining a ‘risk-based’ approach outlined in its notice to U.S. Congress on July 31, 2014. The published draft guidance is identical to the congressional notification. On October 3, 2014, the FDA published notices in the Federal Register formally announcing the release of the draft guidance and the beginning of a 120-day public comment period, with final guidance potentially issued in the March-April 2015 timeframes. Our revenues from testing services utilizing LDTs comprise almost all of our total revenues.
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
We expect that a portion of our sales will continue to be made outside the U.S. Revenues from our international licensees and distributors increased during the six months ended June 30, 2015. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Illumina has primary responsibility for identifying and adding additional licensees under the Pooled Patents Agreement and it may not be able to identify, attract, retain, or maintain such licensees. Expansion into international markets may require us to hire additional personnel to develop relationships with foreign customers, collaborators and distributors and maintain good relations with our foreign customers, collaborators and distributors. International business activities include many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3(3)	Restated Bylaws of Registrant, as amended.

3.4(4)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(4)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(4)	Form of Right Certificate.

4.4(5)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(6)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

4.7(7)	Indenture dated as of June 9, 2015 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.8	Form of 5.00% Convertible Senior Notes due 2018 (included in Exhibit 4.7).

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 19, 2015.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 11, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2015

SEQUENOM, INC.

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Senior Vice President and Chief Financial Officer