Form 10-Q
period 2015-09-30
SEQUENOM INC
filed 2015-11-05
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of October 30, 2015, there were 118,572,914 shares of the registrant's Common Stock outstanding.

SEQUENOM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value information)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$49,665	$63,309
Marketable securities, available-for-sale	30,736	30,588
Accounts receivable, net	6,329	9,131
Inventories	4,562	6,516
Other current assets and prepaid expenses	5,345	12,112
Total current assets	96,637	121,656
Property, equipment and leasehold improvements, net	11,209	15,348
Goodwill	10,007	10,007
Intangible assets, net	8,877	11,247
Other assets	1,975	2,813
Total assets	$128,705	$161,071

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,423	$6,089
Accrued expenses	13,498	22,155
Long-term debt and obligations, current portion	346	4,144
Other current liabilities	634	2,581
Deferred gain on pooled patents agreement	—	21,000
Total current liabilities	20,901	55,969
Long-term debt and obligations, less current portion	5,373	5,602
Convertible senior notes	129,031	130,000
Other long-term liabilities	1,110	664
Total liabilities	156,415	192,235
Commitments and contingencies
Stockholders' deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001; 185,000 shares authorized, 118,528 and 117,434 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	119	117
Additional paid-in capital	989,539	981,929
Accumulated other comprehensive income	100	87
Accumulated deficit	(1,017,468)	(1,013,297)
Total stockholders' deficit	(27,710)	(31,164)
Total liabilities and stockholders' deficit	$128,705	$161,071
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Statements of Operations
Revenues:
Diagnostic services, net	$27,688	$37,376	$94,283	$113,475
License	2,213	561	6,190	1,305
Total revenues	29,901	37,937	100,473	114,780
Costs and expenses:
Cost of revenues	15,069	21,000	50,971	66,180
Selling and marketing	8,541	7,448	25,386	23,927
Research and development	5,892	6,073	17,413	19,949
General and administrative	8,431	9,457	25,617	36,527
Restructuring costs and other charges	—	—	656	1,885
Total costs and expenses	37,933	43,978	120,043	148,468
Gain on pooled patents agreement and sale of assets	750	—	21,750	—
Operating income (loss)	(7,282)	(6,041)	2,180	(33,688)
Interest expense	(2,055)	(2,035)	(6,060)	(6,172)
Interest income	19	6	45	11
Other income (expense), net	(41)	(115)	(129)	(173)
Loss from continuing operations before income taxes	(9,359)	(8,185)	(3,964)	(40,022)
Income tax benefit (expense)	(84)	2,107	(207)	8,911
Loss from continuing operations	(9,443)	(6,078)	(4,171)	(31,111)
Discontinued operations:
Earnings from discontinued operations, net of tax	—	—	—	13,812
Net loss	$(9,443)	$(6,078)	$(4,171)	$(17,299)
Net loss per common share, basic and diluted
Continuing operations	$(0.08)	$(0.05)	$(0.04)	$(0.27)
Discontinued operations	$—	$—	$—	$0.12
Net loss	$(0.08)	$(0.05)	$(0.04)	$(0.15)
Weighted average number of shares outstanding, basic and diluted	118,432	117,067	118,098	116,516

Statements of Comprehensive Loss
Net loss	$(9,443)	$(6,078)	$(4,171)	$(17,299)
Other comprehensive income (loss):
Unrealized net gain (loss) on available-for-sale securities, net of taxes	(40)	17	(6)	1
Foreign currency loss on translation adjustment	(6)	—	(7)	—
Total other comprehensive income	(46)	17	(13)	1
Comprehensive loss	$(9,489)	$(6,061)	$(4,184)	$(17,298)
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(4,171)	(17,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	—	(13,812)
Share-based compensation	5,465	9,091
Depreciation and amortization	8,049	9,247
Non-cash restructuring costs and other charges	386	1,885
Other non-cash items	925	143
Gain on pooled patents agreement and sale of assets	(21,723)	—
Changes in operating assets and liabilities:
Accounts receivable	2,801	(4,040)
Inventories	1,954	5,608
Prepaid expenses and other assets	336	250
Accounts payable and accrued expenses	(8,546)	(4,074)
Other liabilities	(1,500)	(9,341)
Net cash used in operating activities of continuing operations	(16,024)	(22,342)
Investing activities
Purchases of property, equipment and leasehold improvements	(1,691)	(1,007)
Purchases of marketable securities	(20,150)	(40,149)
Maturities of marketable securities	20,000	19,169
Net cash received from sale of segment	—	29,291
Proceeds from pooled patents agreement	6,000	—
Proceeds from the sale of assets	750	—
Change in restricted cash	500	—
Net cash provided by investing activities of continuing operations	5,409	7,304
Financing activities
Payments on term loan and capital lease obligations	(4,042)	(5,641)
Proceeds from common stock issued under employee stock plans	1,046	1,777
Net cash used in financing activities of continuing operations	(2,996)	(3,864)
Discontinued operations
Net cash provided by operating activities of discontinued operations	—	2,816
Net cash used in investing activities of discontinued operations	—	(164)
Net cash provided by discontinued operations	—	2,652
Effect of exchange rate changes on cash and cash equivalents	(33)	—
Net decrease in cash and cash equivalents	(13,644)	(16,250)
Cash and cash equivalents at beginning of period	63,309	61,589
Cash and cash equivalents at end of period	$49,665	$45,339
See accompanying notes to unaudited condensed consolidated financial statements.

SEQUENOM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         The Company and a Summary of Its Significant Accounting Policies
The Company
Sequenom, Inc., and its wholly owned subsidiary Sequenom Center for Molecular Medicine LLC, doing business as Sequenom Laboratories (collectively the "Company"), is a life sciences company committed to enabling healthier lives through the development of innovative products and services. The Company serves patients and physicians by providing early patient management information. The Company develops and commercializes innovative molecular diagnostics testing services that serve the women's health market and is developing products and services for the oncology market.
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
Reclassifications
Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassification was made to change the statements of operations and comprehensive loss presentation to provide the users of the financial statements additional information related to the revenues of the Company. The reclassification included reclassifying amounts previously included in diagnostic services revenue to license revenue. The reclassification had no effect on consolidated net earnings or consolidated assets and liabilities.
Segment and Geographic Information
The Company evaluates segment reporting in accordance with Accounting Standards Codification ("ASC") 280 during each reporting period, including evaluating the reporting package reviewed by the Company’s Chief Operating Decision Maker (the "CODM"). As of September 30, 2015, the Company concluded it operates in a single operating segment and a single reporting unit as a provider of innovative diagnostic testing services based on the financial information available and that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company derives its diagnostic services revenue from domestic and international customers by providing testing services in its laboratories located in San Diego, California and Raleigh-Durham, North Carolina. During the three and nine months ended September 30, 2015, 5% of diagnostic services revenue was recognized from international customers. During the three and nine months ended September 30, 2014, 13% of diagnostic services revenue was recognized from international customers. The Company also generates license revenue through the Company's Pooled Patents Agreement (the "Pooled Patents Agreement") with Illumina, Inc. ("Illumina"). The Company has limited visibility into the revenue reported by Illumina to the Company. For the portion of the Company's license revenue recognized from the Pooled Patents Agreement that is derived from Illumina partners or licensees, the Company does not have the ability to determine whether the license revenue was derived from domestic or international sources.
Discontinued Operations
On May 30, 2014, the Company sold its Bioscience business segment. As a result of the sale, the Company's Bioscience segment has been excluded from continuing operations for all periods herein and reported as discontinued operations. For additional information on the divestiture of the Company's Bioscience segment, see Note 3, Discontinued Operations.
Revenue Recognition

The Company generates revenue from diagnostic services from providing laboratory-developed tests ("LDTs"), primarily for the detection of specific fetal abnormalities or other genetic conditions, as well as through the Pooled Patents Agreement and others who have licensed the Company's technology.
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
Pooled Patents Agreement
On December 2, 2014, the Company entered into the Pooled Patents Agreement with Illumina, pursuant to which the parties pooled their intellectual property directed to noninvasive prenatal testing ("NIPT"). In accordance with the Pooled Patents Agreement, Sequenom, Inc. and the Chinese University of Hong Kong ("CUHK") entered into an agreement (the "CUHK Agreement"), pursuant to which certain license agreements by and between the Company and CUHK were amended and assigned to Illumina for inclusion in the patent pool, subject to the Pooled Patents Agreement. Illumina is responsible for paying all royalties to CUHK under the CUHK license agreements, and granted the Company a sublicense under each agreement to exploit laboratory-developed NIPT tests in accordance with the Pooled Patents Agreement. In connection with entering into the Pooled Patents Agreement, the Company also entered into an Amended and Restated Sale and Supply Agreement with Illumina (the "Supply Agreement"), pursuant to which the Company and its affiliates purchase various products from Illumina for use in NIPT as well as for other clinical and research uses. Concurrently, with the execution of the Pooled Patents Agreement, the Company, Illumina, Sequenom Center for Molecular Medicine, LLC ("SCMM" a subsidiary of Sequenom Inc.), and Verinata Health, Inc., (“Verinata ” a subsidiary of Illumina) entered into a Settlement Agreement (the "Settlement Agreement"), pursuant to which the parties settled certain claims and released the other parties from potential liability.
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
The Company allocated consideration to the physical samples and transfer of IVD technology based on its best estimate of selling price for each of the deliverables, which were derived from the Company's models as well as through the use of a third-party valuation expert. The physical samples and applicable study protocols were valued using the cost to recreate method, a form of the cost approach. The key inputs and assumptions used in this model included historical clinical study cost for gathering each sample plus a premium applied to the historical costs. The IVD technology was valued using the differential cash flow method, a form of the income approach. The key inputs and assumptions used in this model included forecasted IVD revenues and estimated royalties rates.
The Company determined the value to be allocated to the settlement of claims and disputes based on the residual value method due to the complex nature of the litigation and the inability to make a reliable estimate of value for this component. Consideration allocated to each element was $21.0 million for each of (i) the physical samples and (ii) the transfer of IVD technology, and $1.85 million for the settlement of claims and disputes. The $6.15 million payment made by the Company to CUHK was reflected as a reduction of the proceeds received from Illumina as this was primarily for the amendment of certain license agreements by and between the Company and CUHK, and the assignment of those agreements to Illumina for inclusion in the patent pool, and resulted in net consideration to be allocated by the Company of $43.85 million.
At December 31, 2014, the Company had recorded a $21.0 million deferred gain on the Pooled Patents Agreement, which was recognized as a gain during the three months ended March 31, 2015 following delivery and acceptance of the study related documents associated with the physical samples provided to Illumina.
Concentration of Risks
Financial instruments, which potentially are a concentration of credit risk, consist primarily of cash equivalents, marketable securities, and accounts receivable. The exposure to credit loss is limited by placing cash, cash equivalents and marketable securities with US financial institutions. Additionally, the Company has established guidelines regarding diversification of investments and their maturities, which are designed to maintain principal and maximize liquidity. Credit risk with respect to accounts receivable is limited due to the Company's large and diverse customer base.
One customer represented more than 10% of total revenue during the three and nine months ended September 30, 2015, accounting for $3.1 million, or 10.3%, and $10.1 million, or 10.0%, of total revenue, respectively. One customer represented more than 10% of total revenue during the three and nine months ended September 30, 2014, accounting for $4.5 million, or 11.9%, and $17.3 million, or 15.1%, of total revenue, respectively.
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
Net Loss Per Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Common stock equivalents that could potentially reduce net earnings per common share in the future that were not included in the determination of diluted net loss per common share as their effects were antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares underlying Convertible Senior Notes	28,088	28,088	28,088	28,088
Options to purchase common stock	10,612	12,906	10,510	13,688
Restricted stock units not yet vested and released	2,312	1,877	3,038	2,146
Warrants to purchase common stock	200	250	200	250
Total	41,212	43,121	41,836	44,172
Goodwill

The Company accounts for intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The Company operates as a single reporting unit and considers the Company as a whole when reviewing impairment factors.

As the Company has a negative book value, the Company performs a qualitative and quantitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators the Company considers include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which the Company operates and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a sustained decrease in share price. The Company evaluates the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If the Company determines it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment, if any. If an impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value.

During the third quarter of 2015, the Company determined certain indicators of potential impairment were present. Based on this assessment, the Company performed a qualitative and quantitative step one analysis for goodwill impairment. As a result of its analysis, the Company considered the indicators noted above and a comparison of carrying amounts to estimated fair values of the Company’s assets and liabilities. The Company determined it did not meet the more likely than not criteria that the fair value of goodwill was less than its carrying amount, primarily as the fair value of its reporting unit substantially exceeded its carrying value. Therefore step two of the goodwill impairment test was not required.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company has not yet evaluated the potential impact of adopting the guidance on the Company's consolidated financial statements.
In April 2015, the FASB issued Accounting Standard Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. The ASU is effective for interim and annual periods beginning on or after January 1, 2016. The ASU will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the condensed consolidated balance sheets. The ASU will have no effect on the Company's results of operations or liquidity.
Note 2.         Supplementary Financial Information
Marketable Securities, Available-for-sale (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,185	$9	$—	$30,194
Certificates of deposit	50	—	—	50
Mutual funds	282	210	—	492
Total marketable securities	$30,517	$219	$—	$30,736

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,049	$—	$(29)	$30,020
Certificates of deposit	48	—	—	48
Mutual funds	277	243	—	520
Total marketable securities	$30,374	$243	$(29)	$30,588
As of September 30, 2015 and December 31, 2014, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as the Company has the intent and ability to hold the securities for a period of time sufficient to allow for recovery in the market value. As of September 30, 2015, all marketable securities were due within fifteen months.
Other Current Assets and Prepaid Expenses (in thousands):

	September 30, 2015	December 31, 2014
Pooled patents agreement receivable	$—	$6,000
Other	5,345	6,112
Total	$5,345	$12,112
Inventories (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$4,280	$6,165
Work in process	282	351
Total	$4,562	$6,516
Accrued Expenses (in thousands):

	September 30, 2015	December 31, 2014
Accrued royalties, licenses, and collaboration payments	$4,756	$7,223
Accrued compensation and related taxes	5,031	7,606
Accrued professional fees and consulting	439	1,872
Other	3,272	5,454
Total	$13,498	$22,155

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

Nine Months Ended
September 30,
Discontinued Operations (in thousands)	2014
Revenues:
Bioscience product sales and services	$12,470
Cost of revenues:
Cost of bioscience product sales and services	4,235
Gross margin	8,235
Operating expenses:
Selling and marketing	6,237
Research and development	2,248
General and administrative	643
Restructuring costs	19
Total operating expenses	9,147
Loss from discontinued operations	(912)
Other income, net	81
Loss from discontinued operations before income taxes	(831)
Income tax benefit	248
Earnings from discontinued operations	$(583)
In connection with the sale of the Bioscience segment, the Company also entered into other agreements designed to facilitate the orderly transfer of business operations to the purchaser of the Bioscience business. One agreement is a three year Supply Agreement with the purchaser of the Bioscience business where the Company may purchase consumables and systems for the laboratory business for the first twelve months of the agreement at preferred pricing. Purchases made by the Company of consumables and systems for the three and nine months ended September 30, 2015 were $0.2 million and $0.5 million, respectively. Purchases made by the Company of consumables and systems for the three and nine months ended September 30, 2014 were $0.3 million and $0.4 million, respectively, and these sales have been eliminated from discontinued operations reported revenue in 2014 because the transaction was intra-entity.

Note 4.         Long-Term Obligations (in thousands, except percentages):

	As of September 30, 2015	As of December 31, 2014
5.00% Convertible Senior Notes due October 2017 ($45,000) and January 2018 ($85,000), interest payable semi-annually in April and October	$130,000	$130,000
Unamortized debt discount on Convertible Exchange Senior Notes due January 2018	(969)	—
Bank Loans due May 2015, principal and interest payable monthly, weighted-average effective interest rates of 5.5%, net of unamortized discount of $8 at December 31, 2014.	—	3,722
Obligation for building and improvements, effective interest rate of 5.2% as of September 30, 2015 and December 31, 2014, expiring October 2026	5,667	5,868
Capital lease liabilities, expiring January 2016, net of unamortized discounts of $2 and $17 at September 30, 2015 and December 31, 2014, respectively	52	156
Total long-term obligations	134,750	139,746
Less current portion	(346)	(4,144)
Non-current portion	$134,404	$135,602
Convertible Senior Notes
On September 17, 2012, the Company issued $130 million aggregate principal amount of Convertible Senior Notes (the "2017 Notes") in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). On June 4, 2015, the Company entered into separate privately negotiated agreements with certain holders of the 2017 Notes to exchange in a private placement in reliance on Section 4(a)(2) of the Securities Act $85 million in aggregate principal amount of 2017 Notes for $85 million in aggregate principal amount at maturity of new 5.00% Convertible Exchange Senior Notes due 2018 (the "2018 Notes") of the Company (the "Exchange Transactions"). The 2018 Notes were issued on June 9, 2015.
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
The 2017 Notes are convertible into a total of 9.7 million shares of common stock, which was equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of the 2017 Notes, which would result in a maximum issuance of 12.4 million shares of common stock if all holders converted at the maximum conversion rate. In addition, under certain circumstances the Company, in connection with a make-whole fundamental change (as defined in the indenture governing the 2017 Notes), may be required to increase the conversion rate for holders of the 2017 Notes. As of September 30, 2015, no change to the conversion rate has occurred on the 2017 Notes.
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
The conversion rate is initially 216.0644 shares of common stock per $1,000 principal amount of 2018 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. In addition, holders of the 2018 Notes who convert their 2018 Notes in connection with a make-whole fundamental change (defined in the indenture governing the 2018 Notes (the "Indenture")), whose 2018 Notes are converted in connection with a mandatory conversion or who convert their 2018 Notes on a conversion date on which the last reported sales price of the Company's common stock equals or exceeds the then applicable conversion price are, under certain circumstances, entitled to an increase in the conversion rate.
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
Bank Loans
In May 2011, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, or SVB, that allowed for term loans of up to $20.0 million to be borrowed through August 31, 2012, revolving cash borrowings of up to $10.0 million, as well as letters of credit all under a secured credit facility. All borrowings under the Loan Agreement were secured by substantially all of the Company's assets, except for intellectual property, and were subject to certain other exceptions. The Loan Agreement included limitations on the ability, among other things, to incur debt, to grant liens, to make certain investments, to make certain restricted payments such as dividend payments, and to dispose of assets, as well as requirements to meet a number of affirmative and negative covenants.
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
Note 5.         Commitments and Contingencies
Ariosa Litigation
In December 2011, the Company was named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California ("District Court"). Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which was exclusively in-licensed from Isis prior to September 30, 2014 when the Company purchased the patent from Isis. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In March 2012, Ariosa responded to the Company's answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012, the Company filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the Court denied the Company's motion for preliminary injunctive relief and on July 16, 2012 the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit ("CAFC") from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the '540 patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on the Company's counterclaim for patent infringement on the ground that the claims of the '540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code. On October 16, 2013, the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013, the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the '540 Patent is invalid. The Company disagrees with the Order and has appealed the decision to the CAFC. On June 12, 2015, a three-judge panel of the CAFC upheld the ruling of the District Court that the claims of the '540 patent are not patent eligible under the patent eligibility criteria established by the United States Supreme Court's Mayo Collaborative Services v. Prometheus Laboratories decision. On July 7, 2015, the Company filed a motion to extend the deadline to file a petition for a rehearing en banc at the CAFC to August 13, 2015. On July 13, 2015, the CAFC granted the petition to extend the deadline to August 13, 2015. On August 13, 2015, the Company filed its petition for rehearing en banc at the CAFC. From August 25, 2015 through August 27, 2015, thirteen separate organizations, individuals and groups of individuals filed separate briefs of amicus curiae in support of the Company's petition for rehearing en banc. On October 19, 2015, Ariosa filed a response to the Company's petition for rehearing en banc urging the CAFC to deny the Company's petition for rehearing. If the CAFC elects to rehear the case and overturns the panel's decision, the Company intends to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intends to vigorously pursue the Company's claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
Ariosa Inter Partes Review
In addition, Ariosa has sought to invalidate the '540 Patent through a petition for inter parties review ("IPR") before the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office ("USPTO"). Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014 invalidating some claims but upholding the validity of other claims. Both the Company and Ariosa requested reconsideration of the PTAB decision. On March 24, 2015, the PTAB denied both parties’ requests for reconsideration. Ariosa has filed a notice of intention to appeal the PTAB decision to the CAFC and the Company filed a notice to appeal as well. In light of the CAFC decision in the Ariosa Litigation, on July 20, 2015, the Company and Ariosa jointly filed a petition to stay the appeal in the CAFC until any appeal in the Ariosa Litigation is finalized. The CAFC granted the petition to stay the appeal on July 22, 2015 and directed the parties to inform the CAFC within fourteen days of the final disposition of the Ariosa Litigation.
Natera Litigation
In January 2012, the Company was named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the U.S. District Court for the Northern District of California ("District Court"). In the complaint, the plaintiff seeks a judicial declaration that (i) activities related to the plaintiff's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, the Company filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. On October 16, 2013, the District Court issued its order on the interpretation of the patent claims. Many of the '540 Patent claims asserted against Natera are the same claims that were invalidated by the District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Natera stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the CAFC, which has consolidated the Ariosa, Natera, and Verinata case appeals. On June 12, 2015, a three-judge panel of the CAFC upheld the ruling of the District Court that the claims of the '540 patent are not patent eligible under the patent eligibility criteria established by the United States Supreme Court's Mayo Collaborative Services v. Prometheus Laboratories decision. On July 7, 2015, the Company filed a motion to extend the deadline to file a petition for a rehearing en banc at the CAFC to August 13, 2015. On July 13, 2015, the CAFC granted the petition to extend the deadline to August 13, 2015. On August 13, 2015, the Company filed its petition for rehearing en banc at the CAFC. From August 25, 2015 through August 27, 2015, thirteen separate organizations, individuals and groups of individuals filed separate briefs of amicus curiae in support of the Company’s petition for rehearing en banc. On October 19, 2015, Natera filed a response to the Company’s petition for rehearing en banc urging the CAFC to deny the Company’s petition for rehearing. If the CAFC elects to rehear the case and overturns the panel’s decision, the Company intends to vigorously defend against the judicial declarations sought by Natera in its complaint and intends to vigorously pursue the Company’s claims against Natera for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
Verinata and Stanford Litigation
In February 2012, the Company was named as a defendant in a complaint filed by plaintiffs and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the District Court. Verinata was acquired by Illumina in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which at the time was exclusively in-licensed from Isis but has since been purchased from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that the Company, by performing its noninvasive prenatal MaterniT21 test, has and continues to directly infringe U.S. Patents which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that the Company, by performing its noninvasive prenatal MaterniT21 PLUS test, has and continues to directly infringe on a patent which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, the Company filed an answer to the complaint.
On October 16, 2013, the District Court issued its order on the interpretation. Many of the '540 Patent claims asserted against Verinata are the same claims that were invalidated by the District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Verinata stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the CAFC. The District Court set trial beginning February 23, 2015. On December 2, 2014, the Company and Verinata reached a settlement that resolved litigation between them, and all litigation between the Company and Verinata related to these patents is now dismissed. As part of that settlement, the patents and pending applications are now pooled under a Pooled Patents Agreement between the Company and Illumina (which acquired Verinata). The Company and Verinata are now licensees to the patent rights that are pooled under the Pooled Patents Agreement.
Verinata Patent Interference I
On March 12, 2013, the USPTO declared a patent interference between Verinata's patent, which Verinata had asserted against us in the litigation, and the Company's then in-licensed (from CUHK) pending patent application. Two related patent interferences were declared by the USPTO between patent applications related to the patent and application. On April 7, 2014, the USPTO concluded the interferences, ruling that Verinata’s patent lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the patent claims in the interference and the involved claims of the related patent application. Verinata has appealed the USPTO’s decision to the District Court. The District Court had set trial beginning February 23, 2015 on the appeal but has stayed the trial indefinitely pending a decision by the CAFC that would resolve a jurisdictional issue. On December 2, 2014, the involved patents and applications were added to the patent pool. On August 27, 2015, the District Court transferred the appeal from the patent interference to the CAFC. On October 9, 2015, the CAFC issued an order that corrected the caption for the appeal to: The Board of Trustees of the Leland Stanford Junior University, Plaintiff-Appellant v. The Chinese University Hong Kong, Defendant-Appellee 2015-2011. The Company is not a party to the appeal.

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
EU Opposition Proceedings
On September 29, 2014 and October 1, 2014, two unknown third parties initiated Opposition Proceedings against a European Patent. This patent was previously in-licensed by the Company from CUHK but has since been added to the patent pool under the Pooled Patents Agreement. The Company has rights to this patent under the patent pool but no longer controls efforts to defend this patent in the Opposition Proceedings.
Premaitha Litigation
On March 13, 2015, Illumina and its wholly-owned subsidiary Verinata filed a patent infringement lawsuit against Premaitha Health (UK) ("Permaitha"). The lawsuit was filed in the High Court of Justice, Chancery Division, Patents Court in the United Kingdom. The lawsuit alleges that Premaitha’s Iona test for fetal aneuploidy infringes two pooled patents: European Patent No. EP 0 994 963 B2, or (the “ ‘963 B2 Patent”) and European Patent No. EP 1 981 995 B1. The ‘963 B2 Patent is owned by the Company. The Company is named as a plaintiff and is participating in the lawsuit as the owner of the ‘963 B2 Patent. In its Defense and Counterclaim filed on April 29, 2015, Premaitha denies infringement and alleges that both asserted patents are invalid. On September 30, 2015, Illumina filed a second lawsuit alleging that Premaitha’s Iona test for fetal aneuploidy infringes a third pooled patent: European Patent No. EP 2 183 693 B1. The Company is not a party to this second lawsuit.
Other
In addition, from time to time, the Company may be involved in litigation, claims, investigations and/or proceedings relating to employment, intellectual property and contractual matters as well as claims arising out of the Company's operations in the normal course of business, including claims related to the Company's products, tests, and services, including LDT services. These other matters are, in the opinion of management, immaterial with respect to the Company's consolidated financial position, liquidity, or results of operations or the damage amounts alleged by claimants are not necessarily meaningful indicators of potential liabilities.
The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Legal proceedings are inherently unpredictable and the matters in which the Company is involved often present complex legal and factual issues. Because of the uncertainties related to the Company's pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. An adverse ruling or outcome in any lawsuit involving us could materially affect the Company's business, liquidity, consolidated financial position or results of operations, the ability to sell one or more of the Company's products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which the Company is a party or the impact on us of an adverse ruling of such matters.
Note 6.         Stock Compensation Plans
Equity Incentive Plans
The following table summarizes stock option activity of the Company during the nine months ended September 30, 2015:

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share
As of December 31, 2014	11,116	$4.96
Granted	1,878	$3.58
Exercised	(267)	$2.46
Forfeitures and cancellations	(1,454)	$4.39
Outstanding at September 30, 2015	11,273	$4.86
Options exercisable at September 30, 2015	8,428	$5.35

The following table summarizes activity related to restricted stock awards and restricted stock units of the Company during the nine months ended September 30, 2015:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	1,674	$2.99
Grants and awards	1,336	$3.53
Vested and released	(617)	$2.94
Forfeitures and cancellations	(592)	$3.20
Outstanding at September 30, 2015	1,801	$3.34
Issuances of Common Stock
In the nine months ended September 30, 2015, the Company issued a total of 348,726 shares of common stock under the employee stock purchase plan (the "ESPP") and 266,681 shares from the exercise of stock options, resulting in proceeds of $1.6 million.
Stock-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP for the periods indicated:

	Nine Months Ended
	September 30,
Stock Option Grants	2015	2014
Risk-free interest rate	1.8%	2.0%
Volatility	91.8%	94.0%
Dividend yield	—%	—%
Expected life (years)	7.2	7.1
Weighted-average grant date fair value	$2.84	$2.01

	Nine Months Ended
	September 30,
ESPP Stock Purchase Rights	2015	2014
Risk-free interest rate	0.99%	0.08%
Volatility	74.2%	62.0%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$1.08	$0.85

Note 7.         Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
As of September 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$42,350	$42,350	$—
Total cash equivalents	42,350	42,350	—
Marketable securities:
U.S. treasury securities	30,194	30,194	—
Certificates of deposit	50	—	50
Mutual funds	492	492	—
Total marketable securities	30,736	30,686	50
Total	$73,086	$73,036	$50

	Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$50,359	$50,359	$—
Total cash equivalents	50,359	50,359	—
Marketable securities:
U.S. treasury securities	30,020	30,020	—
Certificates of deposit	48	—	48
Mutual funds	520	520	—
Total marketable securities	30,588	30,540	48
Total	$80,947	$80,899	$48
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the nine months ended September 30, 2015.
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
The carrying amounts and fair values the 2017 Notes and 2018 Notes are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$129,031	$111,918	$130,000	$134,227
At September 30, 2015 and December 31, 2014, the fair values of the Notes were based on quoted market prices in an active market for the Notes (Level 1).
Note 8.         Restructuring Costs and Other Charges
Restructuring costs and other charges consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Impairment of property and equipment	$—	$—	$386	$—
Employee termination cost	—	—	270	(29)
Facility exit costs	—	—	—	1,914
Restructuring costs and other charges	$—	$—	$656	$1,885
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
Additionally, in May 2015, the Company committed to a plan to consolidate its Grand Rapids facility to its facility located in North Carolina. In connection with the plan the Company recognized $0.3 million in employee terminations costs during the nine months ended September 30, 2015.
The following table provides a rollforward of the amounts recorded as liabilities within the condensed consolidated balance sheet (in thousands):

	December 31, 2014	Accruals	Payments	September 30, 2015
Employee termination costs	$—	$270	$(270)	$—
Facility exits costs	1,195	—	(1,195)	—
Total	$1,195	$270	$(1,465)	$—
Note 9.        Income Taxes
The Company’s income tax expense is primarily due to tax liabilities resulting from state operations and deferred income tax expense related to amortization of indefinite lived intangibles.
The Company’s income tax expense is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When the Company establishes or reduces the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of September 30, 2015 and December 31, 2014, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.
Note 10.        Other Transactions

On August 3, 2015, Sequenom Laboratories entered into an Asset Purchase Agreement with Immucor GTI Diagnostics, Inc. ("Immucor") pursuant to which Sequenom Laboratories sold certain assets and assigned certain agreements relating to the

Grand Rapids facilities to Immucor effective August 3, 2015. In consideration for the transferred assets, Sequenom Laboratories received a one-time cash payment of $0.8 million. The Company recognized a gain on sale of assets of $0.8 million in its condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2015.

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
SEQUENOM®, MaterniT21®, HerediT®, SensiGene® and Nextview® are registered trademarks and Sequenom Laboratories™, MaterniT GENOME™ and VisibiliT™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
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
Our wholly-owned subsidiary, Sequenom Laboratories™, provides molecular based laboratory developed tests, with a current focus principally on prenatal testing. Sequenom Laboratories is a CAP (College of American Pathologists) accredited and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics laboratory that develops, validates and exclusively offers tests branded under the names MaterniT21® PLUS, HerediT®, HerediT® UNIVERSAL, SensiGene®, MaterniT GENOME™ and VisibiliT™. These genetic tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, and maternal fetal medicine specialists. We are also developing products and services for the oncology market.
On May 30, 2014, we completed the sale of our Bioscience business to BioSciences Acquisition Company which purchased substantially all of the assets used in what we previously reported as our Bioscience business segment. With this divestiture, we now operate in a single business segment.
As a result of the Bioscience segment sale, we have retrospectively revised the condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2014, to reflect the financial results from the Bioscience business segment as discontinued operations.

Third Quarter of 2015

•
Total accessions for all Sequenom Laboratories tests during the three months ended September 30, 2015 decreased by 5,600, or 12.0%, to 41,000 when compared to 46,600 during the same period in the prior year. The decline is primarily related to test services performed for international (client bill) customers who converted to licensee status and reduced volume for domestic commercial payors.

•	Diagnostic services revenue for three months ended September 30, 2015 was $27.7 million, compared to $37.4 million for the same period in the prior year.

•	License revenue increased for the three months ended September 30, 2015 to $2.2 million, compared to $0.6 million for the same period in the prior year.

•	Net cash used in operating activities was $16.0 million for the nine months ended September 30, 2015, compared to $22.3 million in the same period in the prior year.

•
There are now 36 participants in the patent pool, including Illumina and us. Many of those licensees are in the process of developing and validating a noninvasive prenatal test to be performed in their own laboratories.

•
We continue to make significant progress in our oncology program to launch a liquid biopsy test for research use in the fourth quarter of 2015. We anticipate that the research use assay will have an initial focus on the detection and molecular profiling of late stage non-hematologic malignancies, where tissue biopsies are not available or too risky to obtain. The assay is intended to cover a breadth of cancer types by analyzing over 100 cancer-related genes that are associated with a Food and Drug Administration (FDA)-approved drug treatment, included in professional society guidelines, linked to targeted therapies currently in clinical trials, or part of well-documented cancer pathways.

Results of Operations
Accessions
The following is a summary of accessions Sequenom Laboratories received for the first three quarters of 2015 and the four quarters of 2014:

	2015			2014
(accessions in thousands)	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Accessions by quarter	41.0	44.4	52.8	50.9	46.6	50.1	49.9
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
For the three months ended September 30, 2015, the number of accessions decreased 5,600, or 12.0%, when compared to the same period in 2014, which is primarily attributable to test services performed for international (client bill) customers who converted to licensee status and reduced volume from domestic commercial payors.
For the nine months ended September 30, 2015, the number of accessions decreased 8,400, or 5.7%, when compared to the same period in 2014, which is primarily attributable to test services performed for international (client bill) customers who converted to licensee status and reduced volume from domestic commercial payors.
We believe that our NIPT accession volume will be affected as other companies license our technologies through the patent pool with Illumina and elect to perform their own NIPT.

Revenue
Revenues are derived from diagnostic services and license revenue and for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(in thousands)	2015	2014	$	%	2015	2014	$	%
Diagnostic services revenue	$27,688	$37,376	$(9,688)	(26)%	$94,283	$113,475	$(19,192)	(17)%
License revenue	2,213	561	1,652	294%	$6,190	$1,305	$4,885	374%
Total revenue	$29,901	$37,937	$(8,036)	(21)%	$100,473	$114,780	$(14,307)	(12)%
Diagnostic Services Revenue
Diagnostic services revenues are derived from providing testing services in our labs, which are reimbursed through arrangements with third-party payors or through contractual arrangements (client bill) and through amounts patients self-pay. Diagnostic services revenue is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the other revenue criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicare and Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes labs and customers with whom we have a contractual agreement where they will pay for the test upon delivery of the test results to ordering physicians. Revenue from patients, through co-payments or through cash based services offerings are recognized on a cash basis. In certain instances revenue from individual tests are recorded partially on an accrual basis and partially on a cash basis as a portion will be reimbursed through a third-party payor and a portion will be reimbursed through patients self-pay.
Diagnostic services revenue decreased $9.7 million, or 26%, during the three months ended September 30, 2015, when compared to the same period in the prior year. The decrease is primarily attributed to a reduction in the number of accessions performed.
Diagnostic services revenue decreased $19.2 million, or 17%, during the nine months ended September 30, 2015, when compared to the same period in the prior year. The decrease is primarily attributed to a reduction in the number of accessions performed.
The following is a summary of diagnostic service revenues for the first three quarters of 2015 and the four quarters of 2014:

	2015			2014
(in millions)	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Diagnostic Services Revenue:
Revenue recorded on accrual basis	$11.0	$10.9	$13.8	$14.4	$11.0	$10.2	$4.3
Cash basis revenue for diagnostic services performed in the quarter	5.0	5.4	5.7	4.6	6.2	8.5	11.2
Cash basis revenue for diagnostic services performed in prior quarters	11.7	14.6	16.2	16.1	20.1	20.7	21.2
Total diagnostic services revenue	$27.7	$30.9	$35.7	$35.1	$37.3	$39.4	$36.7
Revenue recorded on an accrual basis during the three months ended September 30, 2015 was unchanged from the same period in 2014. In the current quarter, revenue recorded on an accrual basis increased due to additional commercial payors and domestic client bill arrangements, which was offset primarily by lower international client bill customers.
Revenue recorded on a cash basis for services performed in the third quarter of 2015 was $5.0 million, a decrease of $1.2 million, or 19%, compared to the same period in 2014. The decrease is due to the use of accrual accounting for additional payors and a lower number of accessions performed.
Diagnostic services performed in prior quarters but recorded as revenue on a cash basis in the quarter ended September 30, 2015 was $11.7 million, a decrease of $8.4 million, or 42%, compared to the same period in 2014. The reduction was due primarily to the higher payments received in 2014 for prior services; whereas the amount of such payments was not as significant in 2015 due to a decrease in unrecorded accounts receivable available to collect.
Collections for services have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of September 30, 2015, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because accrual revenue recognition criteria was not met and the amounts had not been collected, range from approximately $19 million to $21 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected but we continue to pursue collection for our tests, where appropriate.
We believe that our diagnostic services revenue will continue to be affected by our current revenue recognition policy of generally recognizing revenue upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of our existing LDTs and any future LDTs we may develop, the effect of competition on pricing, and payment patterns of third-party payors and patients. We also believe that our diagnostic services revenue will be affected as other companies license our technologies and other patent rights through the patent pool with Illumina, for which we will receive a test fee. In addition, we also believe the recent trends in the average number of days to collect a receivable and collections for accessions billed in prior periods, which have declined in recent periods, will continue to decline, as a result of payors successfully adopting the new Current Procedure Terminology, or CPT, code for our MaterniT 21 PLUS test that took effect in January 2015. However, these trends could change in future periods with our introduction of future LDTs that do not have a specific CPT code.
License Revenue
License revenue is derived from direct license agreements with domestic and international customers to whom we have licensed our technology in certain countries. We also derive license revenues through a sharing of test fees under the Pooled Patents Agreement with Illumina. License revenue is recognized in the period reported by our partner or Illumina and in certain cases can result in a lag of revenue of up to one quarter from the period in which the test was performed.
The following is a summary of license revenue for the first three quarters of 2015 and the four quarters of 2014:

	2015			2014
(in millions)	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total license revenue	$2.2	$1.9	$2.1	$1.7	$0.6	$0.4	$0.3
Total license revenue for the three months ended September 30, 2015 was $2.2 million, a 294% increase from the same period in 2014. The increase is primarily attributable to international client bill customers converting to licensees under the Pooled Patents Agreement that took effect in December 2014, and includes our share of test fees reported to us by our licensees and test fees reported to us by Illumina.
Total license revenue for the nine months ended September 30, 2015 was $6.2 million, a 374% increase from the same period in 2014.The increase is primarily attributable to international client bill customers converting to licensees under the Pooled Patents Agreement that took effect in December 2014, and includes our share of test fees reported to us by our licensees and test fees reported to us by Illumina. Additionally, we delivered the last element for certain license arrangements during the first quarter of 2015 and recognized $0.8 million of revenue in that period.
Costs and Expenses
Our costs and expenses were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Cost of revenues	$15,069	$21,000	$(5,931)	(28)%	$50,971	$66,180	$(15,209)	(23)%
Selling and marketing	$8,541	$7,448	$1,093	15%	$25,386	$23,927	$1,459	6%
Research and development	$5,892	$6,073	$(181)	(3)%	$17,413	$19,949	$(2,536)	(13)%
General and administrative	$8,431	$9,457	$(1,026)	(11)%	$25,617	$36,527	$(10,910)	(30)%
Restructuring costs	$—	$—	$—	—%	$656	$1,885	$(1,229)	(65)%
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
The $5.9 million, or 28%, reduction in cost of revenues during the three months ended September 30, 2015, when compared to the same period in 2014, is primarily attributable to lower test volume and lower cost of materials.
The $15.2 million, or 23%, reduction in cost of revenues during the nine months ended September 30, 2015, when compared to the same period in 2014, is primarily attributable to lower test volume and lower cost of materials.
We continue to look for ways to reduce our costs per test but expect the overall cost of revenues to fluctuate with test volume.
Selling and Marketing Expenses
Selling and marketing expenses consists primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
Selling and marketing expenses during the three months ended September 30, 2015 increased 15% when compared with the three months ended September 30, 2014. The increase can be attributed to increased headcount and marketing expenses associated with competitive selling efforts.
Selling and marketing expenses during the nine months ended September 30, 2015 increased 6% when compared with the nine months ended September 30, 2014. The increase can be attributed to increased headcount and marketing expenses associated with product launch initiatives and competitive selling efforts.
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
Research and development costs remained relatively flat for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014.
Research and development costs decreased 13% during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The decrease is a result of lower supply costs due to the timing of certain internal research and development project activity and lower labor costs in the first nine months of 2015 as compared to the same period in 2014.
We expect our research and development expenses to increase in future periods as we continue to invest in our product pipeline and other molecular diagnostic areas, including projects to develop oncology testing services.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, accounting, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $1.0 million, or 11%, decrease in general and administrative expenses during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014, is primarily related to a $1.6 million reduction in litigation costs and a $0.7 million reduction in facilities costs, offset by severance expense recognized for our former Chief Executive Officer of $1.5 million.
The $10.9 million, or 30%, decrease in general and administrative expenses during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014, is primarily related to a $10.6 million reduction in litigation costs, lower labor of $1.1 million and share-based compensation of $2.6 million, offset by costs incurred related to the convertible note exchange in the current year of $1.6 million and severance expense recognized for our former Chief Executive Officer of $1.5 million.
We expect to continue to realize lower general and administrative expenses due primarily to lower patent related litigation costs.
Restructuring Costs and Other Charges
During the nine months ended September 30, 2015, we recognized a $0.4 million impairment related to the decommissioning of a research and development laboratory at our corporate headquarters as we consolidated certain general and administrative personnel into our corporate headquarters. Additionally, we recognized $0.3 million in employee termination costs related to the consolidation of our Grand Rapids facility to our North Carolina facility.

As part of an overall cost reduction effort, in August 2013, we communicated to our employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our AMD test which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expired in July 2015. In connection with the restructuring, we reassessed the costs that had been previously recorded for facility exit costs. During the nine months ended September 30, 2014, we recorded an additional $1.9 million as we revised our estimates related to the exited facility.
Gain on Pooled Patents Agreement and Sale of Assets
We recognized a $21.0 million gain on the Pooled Patents Agreement during the first quarter of 2015 relating to the delivery and acceptance of the remaining study related documents associated with the physical samples transferred to Illumina during the fourth quarter of 2014. The delivery of the study related documents satisfied the remaining deliverable in the arrangement for recognition of the $21.0 million deferred gain on the Pooled Patents Agreement reported on the condensed consolidated balance sheet as of December 31, 2014. In the third quarter, we recognized a gain of $0.8 million in connection with the Asset Purchase Agreement with Immucor GTI Diagnostics, Inc. ("Immucor") pursuant to which we sold certain assets and assigned certain agreements relating to the Grand Rapids facilities to Immucor.
Other Income and Expense, and Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2015	2014	$ Change	2015	2014	$ Change
Interest expense	$(2,055)	$(2,035)	$(20)	$(6,060)	$(6,172)	$112
Interest income	$19	$6	$13	$45	$11	$34
Other (expense), net	$(41)	$(115)	$74	$(129)	$(173)	$44
Income tax benefit (expense)	$(84)	$2,107	$(2,191)	$(207)	$8,911	$(9,118)
Income Tax Benefit (Expense)
Our income tax expense during all periods is primarily due to statutory tax liabilities resulting from our state and foreign operations and the deferred income tax expense related to amortization of indefinite lived intangible assets.
Liquidity and Capital Resources
We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization and selling efforts associated with Sequenom Laboratories' tests and research and development projects, have been and will continue to be significant. As of September 30, 2015 and December 31, 2014, we had working capital of $75.7 million and $65.7 million, respectively.
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
As of September 30, 2015, cash, cash equivalents, and current marketable securities totaled $80.4 million, compared to $93.9 million at December 31, 2014. The $13.5 million decrease is due primarily to cash used in operating activities of $16.0 million and payments on debt obligations of $4.0 million, offset by $6.0 million in cash received from the Pooled Patents Agreement and $0.8 million in cash received from the sale of assets to Immucor. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.
We expect that our cash, cash equivalents and current marketable securities are sufficient to provide for our operating needs through at least the next twelve months.
Operating Activities
Cash used in operations during the nine months ended September 30, 2015, was $16.0 million, compared to $22.3 million for the nine months ended September 30, 2014. The improvement in cash used in operations was primarily a result of our lower operating expenses.

Investing Activities
Net cash provided by investing activities was $5.4 million during the nine months ended September 30, 2015, compared to $7.3 million during the nine months ended September 30, 2014. Investing activities during the nine months ended September 30, 2015 included $6.0 million cash received from the Pooled Patents Agreement and $0.8 million cash received from the sale of assets to Immucor, offset by purchases of property and equipment of $1.7 million. Investing activities during the nine months ended September 30, 2014, primarily reflects the $29.3 million cash received from the sale of our Bioscience business segment, offset by net purchases of marketable securities of $21.0 million.
Financing Activities
Net cash used by financing activities during the nine months ended September 30, 2015 was $3.0 million, compared to $3.9 million during the nine months ended September 30, 2014. Financing activities during the nine months ended September 30, 2015 include payments on debt obligations of $4.0 million, partially offset by $1.0 million in net proceeds from the exercise of stock options and employee stock plan purchases. Financing activities during the nine months ended September 30, 2014 include payments on debt obligations of $5.6 million, partially offset by $1.8 million in net proceeds from the exercise of stock options and employee stock plan purchases.
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
Additional information regarding our financial commitments at September 30, 2015, is provided in the notes to our condensed consolidated financial statements. See "Notes to Condensed Consolidated Financial Statements, Note 5 - Commitments and Contingencies."
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related notes. There has been no material change in the Company’s "Critical Accounting Policies and Estimates" since its presentation set forth in Item 7, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The disclosure below under the header "Development, License or Patent Agreements" has been provided to give additional insight into the valuation of the Pooled Patents Agreement and does not represent a change in our critical accounting policies and estimates. Additionally, the disclosure below under the heading "Goodwill" has been provide to give additional insight into our accounting policy for goodwill and does not represent a change in our critical accounting policies and estimates.
Development, License or Patent Agreements
We may from time to time enter into development, license or patent agreements with collaborative partners under which one or multiple deliverables are exchanged. We apply the accounting guidance in ASC 605-25 for multiple element arrangements to determine the separate units of account and basis for allocating consideration received or paid in these transactions. The value of deliverables under the arrangements are often derived using discounted cash flow analysis and may also require third-party valuation experts. Establishing fair value based on discounted cash flow models or third-party valuation experts involves management’s judgment and considers multiple factors, including market conditions and company-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed assumptions related to market opportunity, estimated sales and costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating assumptions used in determining fair value, we consider whether changes in key assumptions and inputs would significantly affect the fair value measurement.
Valuation of the Pooled Patents Agreement
On December 2, 2014, we entered into the Pooled Patents Agreement with Illumina, pursuant to which the parties pooled their intellectual property directed to noninvasive prenatal testing. In accordance with the Pooled Patents Agreement, Sequenom Inc. and CUHK entered into the CUHK Agreement, pursuant to which certain license agreements by and between us and CUHK were amended and assigned to Illumina for inclusion in the patent pool, subject to the Pooled Patents Agreement. In connection with entering into the Pooled Patents Agreement, we also entered into the Supply Agreement, pursuant to which we purchase various products from Illumina for use in NIPT as well as for other clinical and research uses. Concurrently, with the execution of the Pooled Patents Agreement, we, Illumina, SCMM and Verinata entered into the Settlement Agreement, pursuant to which the parties settled certain claims and released the other parties from potential liability.
We determined that the Pooled Patents Agreement, the Settlement Agreement, the Supply Agreement and the CUHK Agreement were all part of a single transaction with multiple elements as the various agreements were contemporaneously negotiated, contingent upon one another and negotiated with the same counterparties. As the agreements were considered to be part of one transaction with multiple elements, we followed the accounting guidance in ASC 605-25 to determine the separate units of account and the basis for allocating the consideration received. We evaluated all elements of the agreements and identified the following deliverables that had value; (1) the physical samples and applicable study protocols, (2) transfer of IVD technology (3) settlement of claims and disputes between us and Illumina and (4) the $6.15 million upfront payment made to CUHK.
IVD Samples and Applicable Study Protocols
The IVD Samples and applicable study protocols were valued using the cost to recreate method, a form of the cost approach. The cost approach was considered the most appropriate method as the samples were recently collected. The key inputs and assumptions used in this analysis included the historical clinical study cost for gathering each sample and a multiple (or premium) applied to the historical cost. The multiple applied considered the time required to obtain these samples, the lack of available samples in the market as well as recently completed transactions involving clinical samples. The best estimate of selling price was calculated, using this methodology and range of multiples, and was then probability weighted to consider the three most likely scenarios (i.e., low, base and high). The uncertainty associated with the key valuation assumption, the multiple applied to the historical cost, was considered through probability weighting each of the most likely valuation scenarios to arrive at a single best estimate of selling price.
IVD License Technology
The IVD License was valued using the differential cash flow method, a form of the income approach. The key inputs and assumptions used in this analysis were the estimated IVD royalties we would have received absent the Pooled Patents Agreement, which was calculated using forecasted IVD revenues and an estimated royalty rate for the developed IVD technology. The key inputs and assumptions used in forecasting the IVD royalty payments we now expect to receive under the Pooled Patents Agreement consisted of estimating IVD revenues subject to IVD royalties, as prescribed in the agreement, and applying the appropriate royalty rates, as prescribed in the agreement. The differential in these cash flows were then discounted to a present value and adjusted downward to capture the risk of regulatory and market approval for the IVD product. The concluded best estimate of selling price, based on the methodology described above, was determined using three likely scenarios (i.e., low, base and high) and was then probability weighted to reflect the estimated likelihood of each scenario and arrive at a single best estimate of selling price.
The revenue assumptions used in the valuation model were obtained from forecasts prepared by us that considered a range of likely outcomes and uncertainties (i.e., low, base, and high case). The royalty rates used in the valuation were derived using comparable market transactions and historical rates paid by us to license similar technology. The discount rate used in the valuation was based on the derived weighted average cost of capital, which was calculated using Company specific data and also considered a group of similar companies. The discount applied for the regulatory and market risks or uncertainties associated with successfully bringing the IVD product to market included: the technical risks in developing the product, the probability of FDA approval, the probability of approval from other world-wide regulatory bodies and the risks that the test would not include sufficient content to support commercial viability as an alternative to existing laboratory developed tests.
Settlement of Claims
We determined the value to be allocated to the settlement of claims and disputes based on the residual value method due to the complex nature of the litigation and the inability to make a reliable estimate of value for this component.
Goodwill

We account for intangible assets in accordance with ASC No. 350, Intangibles-Goodwill and Other (“ASC 350”). We review goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We operate as a single reporting unit and consider the Company as a whole when reviewing impairment factors.

As we have a negative book value, we perform a qualitative and quantitative analysis to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include significant differences between the carrying amount and the estimated fair value of our assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant events such as litigation, changes in management, key personnel, strategy or customers; the testing for recoverability of our long-lived assets and a sustained decrease in share price. We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. If we determine it is more likely than not that the fair value of goodwill is less than its carrying amount, then a second step is performed to quantify the amount of goodwill impairment, if any. If an impairment is indicated, a goodwill impairment charge is recorded to write the goodwill down to its implied fair value.

During the third quarter of 2015, we determined certain indicators of potential impairment were present. Based on this assessment, we performed a qualitative and quantitative step one analysis for goodwill impairment. As a result of this analysis, we considered the indicators noted above and a comparison of carrying amounts to estimated fair values of our assets and liabilities. We determined we did not meet the more likely than not criteria that the fair value of goodwill was less than its carrying amount, primarily as the fair value of our reporting unit substantially exceeded its carrying value. Therefore step two of the goodwill impairment test was not required.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015 to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
For a description of developments that have occurred since December 31, 2014, with respect to the legal proceedings in which we are involved, please refer to Note 5 “Commitments and Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
* We may not be able to collect all or any of the estimated range of $19 million to $21 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Our business is substantially dependent on our ability to obtain reimbursement for our LDTs, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of September 30, 2015, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $19 million to $21 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact our ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If we are unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.
* Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies have asserted, and may again assert, patent, copyright or other intellectual proprietary rights against our tests or tests using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted and may in the future result in lawsuits being brought against us and/or our customers, and could negatively affect demand for our tests, particularly the MaterniT21 PLUS test, and our ability to maintain existing, or enter into new, agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our tests, technologies or activities, in particular our tests (including the MaterniT21 PLUS test, the VisibiliT test, the MaterniT GENOME test and the HerediT UNIVERSAL test) from which we derive and expect to continue to derive almost all of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such test from the market or we could be required to redesign such test, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the use of our technologies by our customers and licensees or their customers, which in turn could harm our relationships with our customers, our market share and our revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business and may harm our reputation.
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

*Certain of our LDTs, including the MaterniT21 PLUS test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, or reimbursement may be significantly delayed, due to changes in CPT codes, or otherwise, which may limit the demand for these tests by physicians and their patients.
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
In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, was implemented on January 1, 2015. We cannot guarantee that this new code will help facilitate the reimbursement process or reduce the time required for third-party payors to process claims. In addition, we may face delays in the reimbursement process with respect to our introduction of future LDTs that do not have a specific CPT code. When CMS recommends new codes typically the gap fill process is used in establishing a new code rate; however we cannot guarantee that such process will be used. These coding changes and lack of a CMS fee schedule have negatively affected and may continue to negatively affect our product pricing and the amount of and timing of payor reimbursement. We cannot guarantee that the issuance of the new code will improve our product pricing or the amount of and timing of payor reimbursement.
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

•
our research and development progress, including our ability to develop and validate improved or new tests, particularly in our expanded field of oncology, and how rapidly we are able to achieve technical milestones;

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
Our total consolidated long-term debt and obligations as of September 30, 2015, which includes the 5.00% Convertible Senior Notes due 2017 and the 5.00% Convertible Exchange Senior Notes Due 2018, or collectively, the Convertible Senior Notes, was $134.8 million and represented approximately 126% of our total capitalization as of that date.
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
We have a significant amount of indebtedness. In September 2012, we completed the sale of $130.0 million of our Convertible Senior Notes due 2017 and, in June 2015, we entered into privately negotiated agreements to exchange $85 million in aggregate principal amount of the Convertible Senior Notes due 2017 for new Convertible Senior Notes due 2018. Our ability to make payments on, and to refinance, our indebtedness, including the Convertible Senior Notes, and to fund planned commercialization efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. Historically, our business has generated losses and we may never become profitable. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it will increase our interest expense, our leverage and our operating and financial costs. In addition, the terms of the indenture governing the Convertible Senior Notes restricts our ability to incur additional debt, and the agreements governing our other existing or future indebtedness may restrict us from adopting any of these alternatives. We may not be able to execute any of these actions on commercially reasonable terms or at all.
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
Our cash, cash equivalents, and current marketable securities were $80.4 million as of September 30, 2015. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from the Pooled Patents Agreement will be sufficient to fund our operating expenses and capital requirements through the next twelve months. We are continuing to expand our operations following commercialization of the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test and our research and development activities related to improvements to current tests and expansion of our test menu, particularly in our expanded field of oncology, may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Our current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for us to retain significant commercial success for the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test. If we are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we may not be able to expand geographically, increase sales of the MaterniT21 PLUS test, the VisibiliT test, the HerediT UNIVERSAL test or successfully commercialize any future tests or products that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
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
* Uncertainty regarding the development of new tests, including our plans to develop tests in the field of oncology, could materially adversely affect our business, financial condition, and results of operations.
We are continuing to focus research and development efforts on tests, in addition to improvements and additions to current tests, including the MaterniT21 PLUS test. We will look to develop an oncology testing service based on our research and technology capabilities to be used initially for research and potential future clinical studies. Our plans for 2015 are to continue to research, develop and commercialize tests for prenatal genetic disorders and diseases, women's health-related disorders and diseases, and for oncology. The launch of any other test will require the completion of certain clinical development and commercialization activities, and may include the efforts of collaborative partners on which we sometimes rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other test or diagnostic test or that we will be able to establish or maintain the collaborative relationships (if any collaborators are involved) that are essential to our clinical development and commercialization efforts. We are currently developing a research use assay with an initial focus on the detection and molecular profiling of late stage non-hematologic malignancies, where tissue biopsies are not available or too risky to obtain. We have limited experience in the field of oncology and we cannot guarantee that our research and development activities will be successful in developing any marketable oncology testing service. We also can give no assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient specimens and we may not be able to use prior collected specimens or collect a sufficient number of appropriate specimens in a timely manner in the future to complete clinical development for any planned test. Patient specimens for clinical development for noninvasive prenatal tests may be unavailable or available only in limited quantities due to an increased number of competitive parties seeking such specimens. Also, as noninvasive testing increases in demand and invasive testing (such as amniocentesis) potentially declines over time, less patient specimens for clinical development become available that include confirmatory data from an invasive procedure such as amniocentesis. Failure to possess or to collect a sufficient number of appropriate specimens in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary, or launch any of our planned tests. Any failure to complete on-going clinical studies for our planned tests could have material adverse effects on our business, operating results or financial condition.

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
The FDA currently regulates IVD devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act. To date, the FDA has exercised its regulatory enforcement discretion to not regulate LDTs as a medical device and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of tests, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. On July 31, 2014 the FDA notified the U.S. Congress of its intent to issue draft guidance on regulation of LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft guidance includes pre-market review for higher-risk LDTs, like those used to guide treatment decisions, including companion diagnostics that have entered the market as LDTs. In addition, under the draft guidance, the FDA would continue to exercise enforcement discretion for LDTs used solely for forensic purposes and LDTs used in CLIA-certified high complexity histocompatibility labs for transplantation, among others. The final regulation would be phased in over many years. On September 30, 2014, the FDA posted on its website draft guidance on regulation of LDTs, maintaining a ‘risk-based’ approach outlined in its notice to U.S. Congress on July 31, 2014. The published draft guidance is identical to the congressional notification. On October 3, 2014, the FDA published notices in the Federal Register formally announcing the release of the draft guidance and the beginning of a 120-day public comment period, with final guidance potentially issued in the March-April 2015 timeframes. Our revenues from testing services utilizing LDTs comprise almost all of our total revenues.
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
We expect that a portion of our sales will continue to be made outside the U.S. Revenues from our international licensees and distributors increased during the nine months ended September 30, 2015. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Illumina has primary responsibility for identifying and adding additional licensees under the Pooled Patents Agreement and it may not be able to identify, attract, retain, or maintain such licensees. Expansion into international markets may require us to hire additional personnel to develop relationships with foreign customers, collaborators and distributors and maintain good relations with our foreign customers, collaborators and distributors. International business activities include many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3(3)	Restated Bylaws of Registrant, as amended.

3.4(4)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(4)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(4)	Form of Right Certificate.

4.4(5)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(6)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

4.7(7)	Indenture dated as of June 9, 2015 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.8	Form of 5.00% Convertible Senior Notes due 2018 (included in Exhibit 4.7).

10.1(8)	Separation Agreement dated as of September 18, 2015 by and between the Registrant and William J. Welch.

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 19, 2015.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.

(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 11, 2015.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed October 2, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2015

SEQUENOM, INC.

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver Senior Vice President and Chief Financial Officer