Form 10-K
period 2015-12-31
SEQUENOM INC
filed 2016-03-03
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
 ____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2015 as reported on The NASDAQ Global Select Market, was approximately $357.1 million. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2016, there were 119,187,694 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the Commission) in connection with the solicitation of proxies for the registrant's annual meeting of stockholders to be held on June 15, 2016. Such definitive proxy statement will be filed with the Commission no later than 120 days after December 31, 2015.

SEQUENOM, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2015

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
SEQUENOM®, MaterniT21®, MaterniT®, HerediT®, NextView® and SensiGene® are registered trademarks and Sequenom Laboratories™ and VisibiliT™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.
Overview
We are a life sciences company committed to enabling healthier lives through the development of innovative products and services.  We serve patients and physicians by providing early patient management information.  We offer our services in the U.S. and globally through licensing and commercial partnerships.
We conduct our business primarily as a molecular diagnostics clinical laboratory located in San Diego, California and Raleigh-Durham, North Carolina. Our laboratories are certified under the Clinical Laboratory Improvements Amendment of 1988, or CLIA, to perform high complexity laboratory testing and accredited by the College of American Pathologists, or CAP. Patient clinical samples are received by our laboratory locations where molecular diagnostic tests are performed and test reports are relayed to prescribing physicians. Our testing focus is principally in prenatal health that includes molecular based laboratory-developed tests, referred to as LDTs or tests, branded under the names MaterniT21® , HerediT®, MaterniT® GENOME, SensiGene®, NextView® and VisibiliT™.
Strategic Direction
Our mission is to enable healthier lives as the premier provider of innovative genetic information with an exceptional customer experience. Our strategy is focused on expanding sales of our molecular diagnostic testing services for women’s healthcare, with an emphasis on noninvasive prenatal testing, or NIPT, for specific fetal chromosomal abnormalities.
We were the first to clinically validate NIPT in the U.S. and MaterniT21 PLUS was the first NIPT offered to physicians as a testing service in the U.S. clinical market. We continue to be a leader in the NIPT market with the expansion of the MaterniT21 PLUS test to include 17 medically relevant conditions, including nine types of whole chromosome fetal aneuploidies and seven fetal microdeletions. We also developed the VisibiliT test, a lower cost NIPT risk score test, which can be used in the average risk pregnancy population. In 2015, we launched the MaterniT® GENOME LDT, the first NIPT of its kind to provide karyotype-level insight into fetal chromosomal status prior to considering an invasive procedure. The MaterniT GENOME test adds genome-wide identification of chromosomal gains or losses 7 megabases (Mb) or greater in size to Sequenom Laboratories' NIPT testing portfolio.
In December 2014, we entered into a settlement and pooled patents agreement (the “Pooled Patents Agreement”) with Illumina, Inc., or Illumina. Pursuant to the pooled patents agreement, a patent pool was established which is global in nature and combines the NIPT patents controlled by Illumina and us, including over 425 patents and patent applications. As part of the settlement, we now share in test fees paid by licensees from around the world to the patent pool. During 2015, we experienced a shift in business from direct services revenue to licensee revenue as a result of the shift of certain customers who previously ordered tests from our laboratory to performing tests in their own laboratories as licensees of the patent pool technology. As of February 26, 2016, there were 39 licensees to the patent pool, including Illumina’s affiliate, Verinata Health, Inc., or Verinata, and Sequenom Laboratories. We expect that the number of licensees using the patent pool will continue to grow as the demand for NIPT increases. Additional information on the settlement agreement and the patent pool agreement can be found later in this Item 1 of this Annual Report under the heading “The Illumina Agreements.”
We also, in collaboration with Recombine Inc. and its CLIA certified laboratory affiliate Reprogenetics, launched the HerediT® UNIVERSAL carrier screening test as a testing service to ordering physicians. The launch of this test expanded Sequenom Laboratories' reach into the universal carrier screening market.
In January 2016, we announced actions designed to sharpen our focus on our core women’s health business, reduce our operating costs and optimize our organizational structure and processes. Among these initiatives are plans to divest our North Carolina laboratory operations, partner non-core assets, improve laboratory efficiency and increase organizational effectiveness. We plan to focus our R&D programs on broadening the portfolio of tests serving obstetricians, gynecologists and maternal fetal medicine specialists, and improving our laboratory processes. We will expand our presence in the obstetrics and gynecology sales channel to better serve average risk and high risk pregnancies seen by these physicians. We will also seek strategic partners for the commercialization of our oncology liquid biopsy assay with a concomitant reduction in research and development spending in this area.
As we work to expand our sales of tests for use in average risk and high risk pregnancies, we are also focused on reducing our cost per test and improving the efficiency of operations. Our goal is to achieve a neutral operating cash flow run rate by the end of 2017.
Our plans for 2016 and 2017 and our intentions for accomplishing them, are, or contain, forward looking statements and our ability to achieve these plans and execute our intentions are subject to risks and uncertainties including, but not limited to, those set forth under Item 1A in this Annual Report.
Operations
In 2015, we conducted our business through one operating segment, Sequenom Laboratories, our molecular based laboratory business, which generates diagnostic services revenues. We also earn license revenue in the form of test fees paid by licensees from around the world as part of the patent pool.

(in thousands)	Years Ended December 31,
Revenues:	2015	2014	2013
Diagnostic services, net	$119,838	$148,605	$118,734
License	8,444	2,964	822
Total revenues	$128,282	$151,569	$119,556
During 2015, we experienced a shift in business from diagnostic services revenues to license revenue as a result of the movement of certain customers who previously ordered tests from our laboratory to performing tests in their own laboratories as licensees of the patent pool technology. This shift resulted in a decrease of diagnostic services revenue and an increase in license revenue.
For our diagnostic services revenues, we recognize revenue on a cash basis until we can reliably estimate the amount that would be ultimately collected for each of our LDTs. Revenues from client-billed arrangements where the price is fixed and determinable and collectability is reasonably assured is recorded on an accrual basis. In the second quarter of 2014, we began to recognize revenues on an accrual basis for certain third-party payors where we had a sufficient history of collection to demonstrate our ability to estimate the amount of revenue. During 2015, 39% of diagnostic services revenues was recorded on an accrual basis compared to 27% in 2014 and 10% in 2013.
We primarily derive license revenues through sharing of test fees under the Pooled Patents Agreement with Illumina. License revenue is recognized in the period reported by one of our partners or by Illumina and in certain cases can result in a lag of revenue of up to one quarter from the period in which the test was performed.
Diagnostic Services
Diagnostic services are provided through our wholly-owned subsidiary, Sequenom Center for Molecular Medicine LLC, or SCMM, doing business as Sequenom Laboratories. Sequenom Laboratories develops and validates its tests for use in, and solely by, Sequenom Laboratories, as a testing service to physicians.
Sequenom Laboratories is primarily focused on expanding the commercial use of, and reimbursement for, its prenatal LDTs, namely the MaterniT21 PLUS test, the MaterniT GENOME test, the HerediT CF test, the HerediT UNIVERSAL test, the SensiGene RHD test, and the VisibiliT test, and developing and offering a comprehensive menu of tests to address a broader prenatal continuum of care. The MaterniT21 PLUS, MaterniT GENOME, VisibiliT and SensiGene RHD tests use our foundational, noninvasive, circulating cell-free fetal, or ccff, nucleic acid-based assay technology. This technology uses a maternal blood sample in order to provide reliable information about the relative amount of fetal chromosomal material in early pregnancy. The following is a summary of Sequenom Laboratories’ test offerings in the prenatal market:
MaterniT21 PLUS Test: Sequenom Laboratories developed, validated and exclusively performs this NIPT to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. The test is offered for use in pregnant women to test for fetal chromosomal abnormalities, including abnormalities associated with trisomies 21 (associated with Down syndrome), 18 (associated with Edwards syndrome), and 13 (associated with Patau syndrome). It also includes the detection of the presence of the Y chromosome, and if observed, chromosomal abnormalities associated with chromosomes 16, 22, sex chromosomes X and Y, and select chromosomal microdeletions including 22q (associated with DiGeorge syndrome), 15q (associated with Angelman/ Prader-Willi syndromes), 11q (associated with Jacobsen syndrome), 8q (associated with Langer-Giedion syndrome), 5p (associated with Cri-du-chat syndrome), 4p (associated with Wolf-Hirschhorn syndrome) and 1p36 deletion syndrome. Patient samples are collected via blood draw and submitted to Sequenom Laboratories for testing, and test results are reported back to the ordering clinician.
VisibiliT Test: Part of the prenatal menu, Sequenom Laboratories developed, validated and exclusively performs this NIPT to detect fetal chromosomal abnormalities by determining the relative amount of chromosomal material present in circulating cell-free DNA in a maternal blood sample. This is a risk score test for the detection of increased representation of chromosomes 21 and 18 with a greater accuracy than standard serum screening. The risk score complements current medical and genetic counseling practices for average risk for fetal chromosomal abnormalities. This test was introduced in international markets in the fourth quarter of 2014 and was launched in the United States market in the first quarter of 2015. Patient samples are collected via blood draw and submitted to Sequenom Laboratories for testing, and test results are reported back to the ordering clinician.
MaterniT21 GENOME Test: New to the prenatal menu in 2015, Sequenom Laboratories developed, validated and exclusively performs this NIPT that detects up to 95% of genome-wide genomic deletions or duplications that are 7 Mb or greater in size. Patient samples are collected via blood draw and submitted to Sequenom Laboratories for testing, and test results are reported back to the ordering clinician.
HerediT CF Test: Part of the prenatal menu, Sequenom Laboratories developed, validated and exclusively performs this carrier screen test to help identify individuals who may have an increased risk of having certain cystic fibrosis, or CF, genetic mutations. This test has been expanded to include screening for a broad set of phenotypically relevant genetic mutations selected from the leading Johns Hopkins CFTR2 database. Patient samples are collected via buccal (cheek) swab or blood draw and submitted to Sequenom Laboratories for testing, and test results are reported back to the ordering clinician.
HerediT UNIVERSAL Test: New to the prenatal menu in 2015, the HerediT UNIVERSAL test is performed exclusively by Reprogenetics, a CLIA-certified laboratory, and available through contract with Sequenom Laboratories. This test screens patient samples for the most clinically-relevant and impactful genetic disorders. There are three testing options: the Complete Panel tests for mutations in over 250 genetic disorders; the Standard Panel tests for all disorders guided by the American College of Obstetrics and Gynecology, or ACOG, and the American College of Medical Genetics, or ACMG, guidelines; and the Jewish Ancestry Panel tests for over 65 conditions in the Ashkenazi and Sephardic populations. Patient samples are collected via saliva or blood draw and test results are reported back to the ordering clinician.
SensiGene RHD Test: Part of the prenatal menu, Sequenom Laboratories developed, validated and exclusively performs this test to determine the presence or absence of fetal Rhesus D factor, or RhD, by direct detection of the fetal RhD genotype in RhD negative mothers from a maternal blood sample. RhD incompatibility in pregnancy occurs when the mother is negative for the RhD factor and the fetus is positive. Untreated, this protein incompatibility may cause the mother to produce antibodies that destroy and eliminate the fetus’s red blood cells and could potentially lead to RhD disease in the fetus. Patient samples are collected via blood draw and submitted to Sequenom Laboratories for testing, and test results are reported back to the ordering clinician.
Test Send-out Agreements: To provide a broad spectrum of testing services to physicians, we started leveraging our marketing and commercial organization and entered into laboratory send-out agreements with external laboratories. Through these test send-out agreements, Sequenom Laboratories offers an advanced microarray test, branded under the NextView trade name, which is performed exclusively by CombiMatrix Corporation, a clinical laboratory that developed and validated the test. The test uses fetal samples obtained by amniocentesis or chorionic villus sampling and can be ordered by a physician independently from our tests or ordered as a confirmatory test in the event of a positive NIPT test result. Sequenom Laboratories also has test send-out agreements to provide additional carrier screening tests for Ashkenazi Jewish disorders, spinal muscular atrophy and fragile X syndrome, which are offered along with our HerediT CF carrier screening test and are also marketed under the HerediT brand. These additional LDTs were developed, validated, and are performed by either The Mount Sinai Genetic Testing Laboratory (MGTL) or Quest Laboratories.

Molecular Diagnostics Market
The molecular diagnostics testing market in the United States represents one of the fastest growing areas of the $51.7 billion clinical laboratory industry in the United States. Within the clinical laboratory industry, the molecular diagnostics market segment is currently estimated to be $4 billion, growing at a rate of approximately 17% per year.
The total available markets for our currently marketed LDTs are estimated as follows:

•
NIPT Tests (MaterniT21 PLUS, MaterniT GENOME and VisibiliT): There are approximately 4 million annual births in the United States, based on 2013 data. We estimate the increased risk market segment for NIPT to be more than 750,000 patients per year. This segment is defined by factors including advanced maternal age at time of delivery, personal or family history and/or abnormal results from other clinical tests, such as serum screening or ultrasonography. ACOG and the Society for Maternal-Fetal Medicine, or SMFM, issued a joint Committee Opinion (#545; superseded by #640) supporting the use of NIPT, the technology used in our NIPT tests. We believe this guideline will continue to increase market adoption for NIPT for aneuploidy detection. Following the issuance of this guideline in late 2012 and revised in 2015, many third-party payors adopted positive coverage policies for reimbursement of NIPT for high-risk pregnancies. In late 2015, certain third-party payors adopted positive coverage policies for reimbursement of NIPT for average risk pregnancies.

•
HerediT CF Test: CF carrier screening is the largest volume prenatal carrier screen test performed in the United States. CF testing is recommended by ACOG and ACMG. A number of laboratories offer a CF test. Approximately 1.1 million CF screening tests are performed annually in the United States, based on 2010 data.

•	HerediT UNIVERSAL Test: There are annually approximately 4 million births in the United States and over 200 million births worldwide that could potentially utilize this test.

•
SensiGene RHD Test: Each year in the United States there are approximately 600,000 Rhesus D negative women who are pregnant and could benefit from assessments of the RhD genotype status of their fetuses.

Sequenom Laboratories Commercial Operations
Domestic
Our LDTs are performed at our San Diego, California and Raleigh-Durham, North Carolina laboratory locations, however, we are in the process of divesting our North Carolina operations. The MaterniT21 PLUS test utilizes massively parallel sequencing to detect circulating cell-free fetal DNA for analysis of the relative amount of chromosomal material. We believe that we currently have sufficient capacity to process all of our tests and the ability to accommodate increased test demand for the foreseeable future, even with our planned divestiture of our North Carolina laboratory location. We have invested substantially in our information technology infrastructure to enhance the ability to track samples and provide electronic ordering and reporting and have put in place sample collection and transportation logistics that can be scaled as demand for our molecular diagnostic testing services increases. Similarly, we have automated data analysis, storage and process quality control and security. We use statistical methods to optimize and monitor test performance and to analyze data from our development studies and tests.
We believe that our first to market position, focus on customer service, operational infrastructure and clinical expertise has provided us with a commercial advantage over our competitors, particularly for our MaterniT21 PLUS test in the maternal fetal medicine specialist channel. Patient blood specimens for the MaterniT21 PLUS test are collected by a health care professional and sent to our laboratories where the samples are accessioned in the laboratory and prepared for further analysis and sequencing. Results are reported to the ordering clinician, typically within 5 business days or less from receipt of the sample in our laboratory. The clinical validation study for the test reported a 99.1% sensitivity rate in the detection of trisomy 21, and an approximate 1% non-reportable (“no call”) rate, where the test was unable to determine a result. We believe that this non-reportable rate is the lowest in the industry to date, and combined with the test's high accuracy and our prompt turn-around time represents a significant competitive advantage.
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

International
We have established agreements in numerous countries with providers who collect and send us patient samples. We report the results to the ordering health care providers and bill the provider for the contracted amount ("client bill customers"). We also have licensed our NIPT and sequencing technologies and associated intellectual property rights to companies to perform prenatal diagnostic tests in Japan, Germany, France and certain other German and French speaking countries, for which we receive a test fee or license revenue. In 2015, one client bill customer in Japan converted to a licensee and we now realize revenue in the form of test fees rather than diagnostic services. Under the Pooled Patents Agreement with Illumina, we remit test fees from our existing licensees into the patent pool, and receive our share of the test fees on a quarterly basis.
Sequenom Laboratories Revenues
Revenue for our LDTs comes from several sources, including commercial third-party payors, such as health insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who then bill third-party payors for testing, or client bill arrangements.
Reimbursement for our LDTs from third-party payors is essential to our commercial success. As of December 31, 2015, we have agreements with insurance companies, including certain national payors, and payor networks covering approximately 200 million commercial lives. We also perform testing services as an out-of-network laboratory with other third-party payors. As a laboratory, we submit claims for services performed to third-party payors and pursue reimbursement on behalf of each patient. Our efforts on behalf of these patients take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, collection may be substantially limited or may not occur at all. We offer a patient financial assistance program to assist patients with the cost of testing, depending upon their ability to pay.
We are continuing our efforts to enter into agreements to become an in-network laboratory provider with additional payors. This should ultimately provide more timely and predictable payments and allow us to accrue revenue once we have developed sufficient collection experience to estimate the amount of revenue we expect to collect pursuant to the contractual agreements. We expect to continue the cash basis of accounting for most of our diagnostic services revenue for the foreseeable future due to payment variations as an out-of-network provider. We began to transition to the accrual basis of accounting on a payor by payor basis in 2014 and continue to transition additional payors as we develop additional payment experience.
There continues to be changes to the American Medical Association's Current Procedural Terminology, or CPT, coding structure for molecular diagnostics. This was most evident with government payors, specifically Medicaid. In mid-2013 it became apparent that most states still did not have appropriate procedural codes incorporated into their payment system for reimbursement for molecular tests, and we initiated efforts to reduce the volume of Medicaid tests from those states. Since that time, we have made progress and now have 27 states providing reimbursement for our tests. Our efforts with other states continue.
We have focused substantial resources on obtaining reimbursement coverage for Sequenom Laboratories' LDTs, particularly the MaterniT21 PLUS test. A specific CPT code for next generation sequencing tests such as MaterniT21 PLUS was issued and effective as of January 1, 2015. We believe the key factors driving adoption of and reimbursement for our LDTs include ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of the tests, clinical presentations at major symposia, and the inclusion of NIPT for fetal aneuploidy in clinical practice guidelines.
The Illumina Agreements
On December 2, 2014, we entered into the Pooled Patents Agreement with Illumina, pursuant to which the parties pooled their intellectual property directed to NIPT. Under the Pooled Patents Agreement, Illumina has exclusive worldwide rights to utilize the pooled intellectual property to develop and sell in-vitro diagnostic kits, or IVD, for NIPT and to license to third-party laboratories wishing to develop and sell their own laboratory-developed NIPT tests under the collection of pooled patents. We maintain a non-exclusive right to sublicense the intellectual property rights we acquired from Isis Innovation Limited, or Isis, to third-party laboratories for their own developed NIPT tests. In addition, Illumina and we each have rights to utilize all pooled patents to develop and sell its and our own respective laboratory-developed NIPT tests. Also as part of the Pooled Patents Agreement, Illumina gained access to samples and applicable study protocols from our clinical studies for high and average risk pregnancies, as registered with clinicaltrials.gov. Illumina made an aggregate $50 million upfront payment to us as part of the overall agreement, including $6 million received by us in January 2015. Illumina will also pay royalties to us for sales of IVD kits for NIPT. Both parties and their sublicensees will pay a per-test fee into the pool for laboratory-developed NIPT tests, which will be shared between Illumina and us. Illumina has minimum yearly payment thresholds to us under the pool through 2020, covering both IVD royalties and our share of the collected test fees. The remaining minimum payments for fiscal years 2016, 2017, 2018, 2019 and 2020 are $9 million, $10 million, $15 million, $20 million and $20 million, respectively. In certain circumstances, the minimum payments may be reduced or renegotiated, including if there were a decline in the market price paid for NIPT tests, subject to mutual agreement between the parties. The Pooled Patents Agreement will remain in effect until the date of expiration of the last to expire pooled patent. Neither party may terminate the Pooled Patents Agreement except by mutual written agreement of the parties.
Concurrently with the execution of the Pooled Patents Agreement, we, Illumina, SCMM and Verinata entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the parties settled certain claims and released the other parties from certain liability. The parties have dismissed the U.S. District Court litigation where Verinata had asserted infringement of U.S. Patent Nos. 7,888,017, 8,008,018 and 8,195,415, or the '415 Patent, against us. We will not appeal the decision of the U.S. Patent Trial and Appeal Board, or USPTAB, on the inter partes review of the '415 Patent. The appeal from the U.S. District Court litigation where we asserted infringement of U.S. Patent No. 6,258,540 or the '540 Patent, against Ariosa Diagnostics, Inc., Natera, Inc. and DNA Diagnostics Center, Inc. will continue. However, the U.S. Federal Circuit appeal from the U.S. District Court litigation where we asserted infringement of the '540 Patent against Verinata was remanded to the District Court, the District Court vacated its earlier judgment that the '540 Patent was invalid, and all claims involving us, Verinata and the '540 Patent were dismissed. Each party to the Settlement Agreement released the other parties and their affiliates, licensors, licensees, developers and certain purchasers from all claims for the exploitation, on or before December 2, 2014 (the effective date of the Settlement Agreement), of NIPT products and services, as well as any other claims based on acts relating to the subject matter of the dismissed disputes or that could have been brought in response thereto. None of the parties made any admission of liability in entering into these arrangements. No party will challenge the pooled patents subject to the Pooled Patents Agreement.
In connection with entering into the Pooled Patents Agreement, we also concurrently entered into an Amended and Restated Sale and Supply Agreement with Illumina (the “Supply Agreement”), pursuant to which we and our affiliates will purchase various products from Illumina, which we will be able to use for NIPT as well as for other clinical and research uses. The Supply Agreement amends, restates and replaces our prior Sale and Supply Agreement with Illumina dated July 8, 2011, as amended. Subject to certain conditions and limitations, including an annual purchase minimum, under the Supply Agreement we, and our affiliates, will receive pricing no less favorable than that offered by Illumina to similar customers in the United States. The Supply Agreement has a term of five years; provided, however, that it may be earlier terminated in certain limited circumstances.
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
Isis Innovation Asset Purchase
In September 2014, we purchased patents (including U.S. Patent No. 6,258,540 and its foreign equivalents) from Isis resulting in a total net patent asset of $10.6 million. These patents are directed to the detection of paternally inherited fetal nucleic acids in ccff, nucleic acids for diagnostic testing of serum and plasma samples obtained from pregnant women. Pursuant to the agreement with Isis, we may be required to pay additional downstream payments contingent on revenue exceeding certain thresholds. Previously, we had the exclusive rights for Isis global intellectual property for noninvasive prenatal genetic diagnostic testing on paternally inherited fetal nucleic acids derived from maternal plasma or serum. These patents became a part of the patent pool as a result of the Pooled Patents Agreement with Illumina.
Suppliers
We purchase products and materials used in our tests from a number of suppliers. For certain products and materials we rely on a limited number of suppliers or a single supplier. For example, Illumina is the sole supplier of sequencers and certain consumables for certain of our NIPT tests and those products, as well as other components and materials used in our products supplied by other suppliers, have lead times of several months. Therefore, for certain critical components, we utilize mitigation strategies such as, maintaining an inventory of safety stock on our own premises in an effort to minimize the impact of an unforeseen disruption in supply from our suppliers. The supply of sequencers and consumables from Illumina is provided under our Supply Agreement with Illumina as described above under the heading “The Illumina Agreements.”
Customer Concentration

We consider the ordering physicians and client laboratories to be our customers, and we have no single customer who accounted for over 10% of our revenue. However, hundreds of third-party payors have reimbursed us for one or more of our tests. At a third-party payor level, one single payor represented more than 10% of total revenue, accounting for $17.4 million or 11% of revenue in 2014 and $25.0 million or 21% in 2013. Another payor accounted for $12.6 million or 11% or revenue in 2013. During the year ended December 31, 2015, no third-party payors represented more than 10% of total revenue.
Seasonality
Prenatal testing rates are the lowest in the late summer months based on government monthly birthrate data which shows that the number of tests in the third quarter may vary by 3% to 5% compared to other periods. Our business is also subject to fluctuations in volume throughout the year as a result of physician practices being closed for holidays or vacations by physicians and patients which tends to negatively affect our volumes more during the late summer months and during the end of year holidays compared to other times of the year. Our reimbursed rates and cash collections are also subject to seasonality. Patient deductibles generally reset at the beginning of each year which means that patients early in the year are responsible for a greater portion of the cost of our tests, and we have lower collection rates from individuals than from third-party payors. For those payors on accrual accounting, we may be required to lower our estimated revenue in the first quarter to reflect the lower percentage expected from the third-party payors. We record the patient portion when the payment is received.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality provisions in our contracts to support our proprietary technologies and products.
We have an ongoing program of patent development and acquisition strategy, including in-licensing, designed to facilitate our research and development and commercialization of current and future products and services. Our patent portfolio, including in-licensed patent rights, totals more than 180 issued or allowed patents and more than 286 pending patent applications in the United States and other major industrial nations throughout the world. Our issued patents expire at various times between 2018 and 2035.
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
Our prenatal diagnostic patent portfolio includes U.S. Patent Nos. 6,258,540, 6,927,028, and 6,664,056, and foreign equivalents. As described above, we purchased U.S. Patent No. 6,258,540, entitled “Noninvasive Prenatal Diagnosis” and its foreign equivalents from Isis which expires in 2018. This patent is the subject of legal proceeding as described in Item 3 of this Report. We in-licensed U.S. Patent Nos. 6,927,028, or the '028 Patent, and 6,664,056, or the '056 Patent, and their foreign equivalents and those patents relate to methods of differentiating DNA between individuals based on methylation differences and methods for determining the sex of a human fetus using messenger RNA. The '028 and '056 Patents and their foreign equivalents expire in 2021 and 2022. Our prenatal diagnostic patent portfolio also includes issued patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing.” This patent claims novel methods for detecting fetal aneuploidy using massively parallel sequencing and was the first patent filing made in the European Patent Office, or EPO, directed to such novel methods. Pending patent applications covering the use of cell-free fetal nucleic acids from biological samples for prenatal diagnostic testing by massively parallel sequencing, include pending U.S. patent application no. 12/614,350 (publication no. US2010/0112590) entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing With Enrichment” and pending U.S. patent application nos. 13/070,266 (publication no. US2012/0003637), 13/070,275 (publication no. US2011/0318734), 13/417,119 (publication no. US2012/0208708), and 12/178,181 (publication no. US2009/0029377), each entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing," and pending foreign equivalents. Except for the '028 and '056 Patents, all patents and patent applications discussed in this paragraph became a part of the patent pool as a result of the Pooled Patents Agreement with Illumina as described above under the heading “The Illumina Agreements” and some are involved in legal proceedings as described in Item 3 of this Annual Report.
Our success depends to a significant degree upon our ability to continue to develop and protect proprietary products and technologies, to identify and validate useful genetic markers and to thoroughly understand their associations with disease, and to in-license desirable or necessary intellectual property as appropriate. We intend to continue to file patent applications as we develop new products and methods for nucleic acid analysis and as we develop diagnostic and molecular medicine related technology and products. Patents provide some degree of protection for our intellectual property. However, the assertion of patent protection involves complex legal and factual determinations and is, therefore, uncertain. The laws governing patentability and the scope of patent coverage continue to evolve, particularly in the areas of genetics, molecular biology, and prenatal and molecular diagnostics that are of interest to us. For example, in 2013, the U.S. Supreme Court decided the case Association for Molecular Pathology v. Myriad Genetics, 133 S. Ct. 2107 (2013) (No. 12-398), a case that held that, “A naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring.” This Supreme Court decision, and other Supreme Court and lower Federal Court decisions interpreting and/or limiting the scope of patentable subject matter under 35 U.S.C. § 101, as well as the new examination guidelines from the U.S. Patent and Trademark Office, or USPTO, issued in 2014 (i.e., the 2014 Interim Guidance on Patent Subject Matter Eligibility (Interim Eligibility Guidance) for USPTO personnel to use when determining subject matter eligibility under 35 U.S.C. 101 in view of recent decisions by the U.S. Supreme Court), have made it more difficult for patentees to obtain and/or maintain patent claims in the United States that are directed to biotechnology-related subject matter, as claims to that subject matter are often perceived to recite or involve Laws of Nature/Natural Principles, Natural Phenomena, and/or Natural Products. There can be no assurance that patents will issue from any of our patent applications. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection.
Competition
We face competition from various companies developing and commercializing diagnostic tests, from various companies researching and developing prenatal diagnostic technology and from companies who license technologies that enable them to perform test in their own laboratories.
In the molecular diagnostics business, including the noninvasive prenatal diagnostic market, some of our LDTs are based on detection of ccff nucleic acid in maternal plasma. Our competition arises from other parties using the same or similar methods as well as alternative methods of noninvasive prenatal diagnostics such as fetal cell purification from maternal blood and trophoblast purification from cervical swabs, fetal cell approaches, and other sequencing approaches. Principle competitors and potential competitors include Ariosa Diagnostics as part of Roche, Inc., Beijing Genomics Institute, Celula Inc., Laboratory Corporation of America Holdings, Inc., Natera, PerkinElmer, Inc., Quest Laboratories, Verinata as part of Illumina, Counsyl and others. To the extent our competitors are licensed to utilize the pooled intellectual property in the Pooled Patents Agreement, we would receive test fees.
Research and Development
We believe that investment in research and development is essential to establishing a long-term competitive position as a provider of diagnostic testing services.
During 2015, we conducted most of our research and development activities at our facilities in San Diego, California. Our research and development capabilities are augmented by advisory and collaborative relationships with others.
Our research and development initiatives during 2015 were primarily focused on our continuing development, automation and cost optimization of Sequenom Laboratories' MaterniT21 PLUS test for fetal aneuploidies and other genetic abnormalities, the expansion of our prenatal test menu with enhanced content beyond full trisomies as well as the development and introduction of the MaterniT GENOME and VisibiliT tests, and research efforts related to the development of an oncology assay. Our research and development expenses for the years ended December 31, 2015, 2014 and 2013, were $22.8 million, $25.0 million, and $38.7 million, respectively.
Our ongoing research and development activities are distributed between sustaining projects for existing products, cost-improvement projects, projects focused on new products in the prenatal care continuum as well as projects to develop an oncology assay. In January 2016, we announced that we would seek strategic partners for the commercialization of our oncology liquid biopsy assay with a concomitant reduction in research and development spending in this area.
Clinical Laboratory Improvement Amendments of 1988 (CLIA) and State Regulation
The clinical laboratory industry is subject to significant regulation at the federal, state and local levels. As described below, these regulations concern licensure and operation of clinical laboratories, quality, claim submission and reimbursement for laboratory services, health care fraud and abuse, privacy and security of protected health information, and environmental and occupational safety. We, and any other CLIA-certified laboratories that we may collaborate with, are subject to CLIA regulations, which regulate all clinical laboratories that perform testing (except research) on human specimens in the United States by requiring that they be certified by the federal government or by a federally-approved accreditation agency to ensure the accuracy and reliability of laboratory testing. CLIA requires that all clinical laboratories meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.
Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as "high complexity," "moderate complexity," or "waived." Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing moderately complex tests. Laboratories performing only waived tests, which are tests determined under CLIA to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. Sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s ability to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on our business. Our laboratory locations in San Diego, California and Raleigh-Durham, North Carolina hold CLIA certificates to perform high complexity testing.
CLIA-certified laboratories must undergo on-site surveys at least every two years, which may be conducted by the federal CLIA program or by a private accrediting agency approved by the Centers for Medicare and Medicaid Services, or CMS, and may be subject to additional random inspection. We participate in numerous externally-administered quality surveillance programs, including the College of American Pathologists, or CAP, program. CAP is an independent non-governmental organization of board-certified pathologists which offers an accreditation program to which laboratories voluntarily subscribe. CAP has been granted deemed status authority by CMS to inspect clinical laboratories to determine adherence to the CLIA standards. The CAP program involves both on-site inspections of the laboratory and participation in CAP's proficiency testing program. A laboratory’s receipt of accreditation by CAP satisfies the CMS’ requirement for CLIA certification. Our laboratory locations are CAP accredited.
We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls and/or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania, and Rhode Island, each require that we obtain and maintain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. CLIA does not preempt state laws that have established laboratory quality standards that are at least as stringent as federal law, which currently includes Washington and New York State. Our laboratories are permitted laboratories in New York State for several of our LDTs. Potential sanctions for violation of state statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations.
FDA Laws and Regulations
The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. To date, the FDA has exercised its enforcement discretion to not regulate LDTs. On July 31, 2014 the FDA notified the U.S. Congress of its intent to issue draft guidance on regulation of LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft guidance includes premarket approval for higher-risk LDTs, like those used to guide treatment decisions, including companion diagnostics that have entered the market as LDTs. The final regulation would be phased in over many years. On September 20, 2014, the FDA released two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests ('LDTs')” which provides an overview of how FDA would regulate LDTs through a risk-based approach and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests” which provides guidance on how the FDA would collect information on existing LDTs and begin adverse event reporting. On October 3, 2014, the FDA published notices in the Federal Register formally announcing the release of the draft guidance and the beginning of a 120-day public comment period, although the final guidance has not yet been issued. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and laboratory-developed tests. The outcome and potential impact of such proposals on our business is difficult to predict at this time.
Quality
We have established a comprehensive quality management program for our laboratories designed to assure that quality systems and processes are in place to facilitate accurate and timely test results. This includes licensing, credentialing, training and competency of professional and technical staff, and process audits. In addition to the external inspections and proficiency testing programs required by CMS and other regulatory agencies, systems and procedures are in place to emphasize and monitor quality. Our laboratories are subject to on-site regulatory evaluations, external proficiency testing programs (e.g., CAP), state surveys and our own quality self-audit programs.
Quality also encompasses all facets of our service, including turnaround time, client service, patient satisfaction, and billing. Our quality assessment program includes measures that compare our current performance against desired performance goals detailed in our quality improvement plan. Using quality assessment techniques, our laboratories employ a variety of programs to monitor critical aspects of service to our clients and patients.
In addition, our supply chain management department provides oversight to monitor and control vendor products and performance, and plays an essential role in our approach to quality through improvements in automation.

Coverage and Reimbursement of Clinical Laboratory Services
Coverage and reimbursement of our tests by government and private payors is essential to our commercial success. Clinical laboratory testing services, when covered by government payors, such as Medicare and Medicaid in the United States, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare in the United States, payment is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with amounts assigned to specific procedure billing codes. In recent years, federal legislation has mandated cuts to the clinical laboratory fee schedule, and levels of reimbursement may continue to decrease in the future, which may harm the demand for and reimbursement available for our tests, which in turn, could harm pricing and sales. CMS implemented a new CPT code specific for whole genome testing for fetal aneuploidies for trisomies 21, 18 and 13, which applies to the MaterniT21 PLUS LDT, effective January 2015. The fee schedule negatively affected our test reimbursement in some cases, however, it contributed to improved timeliness of payment by many payors. The payment amounts under the Medicare CLFS are important not only for our reimbursement under Medicare, but also because the schedule often establishes the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. As a result, in light of reductions in the CLFS, certain third party payors may also reduce reimbursement amounts.
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
Privacy and Security of Protected Health Information
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and final omnibus rules, were issued by the federal Health and Human Services Agency to protect the privacy and security of protected health information (PHI) used or disclosed by health care providers, such as us. In an effort to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, HIPAA regulations were promulgated. These regulations apply to health plans, health care providers that conduct standard transactions electronically and health care clearinghouses (“covered entities”). Five such regulations have been finalized: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; and (v) the National Provider Identifier Rule, which requires the use of a unique health care provider identifier in connection with certain electronic transactions. Penalties for violations of HIPAA regulations include civil and criminal penalties. In addition to federal privacy regulations, there are a number of state and international laws governing confidentiality of health information that are applicable to our operations.
The Privacy Rule regulates the use and disclosure of PHI by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. The Security Rule establishes requirements for safeguarding patient information that is electronically transmitted or electronically stored. We believe that we are in compliance in all material respects with the requirements of the HIPAA Privacy and Security Rules.
The federal HITECH Act strengthens and expands the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration and additional restrictions on the use of PHI for marketing. HITECH also fundamentally changes a business associates obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured protected health information is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. The omnibus HIPAA regulation implementing most of the HITECH provisions was issued in January 2013 and made significant changes to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules. Compliance with most of the changes became required on September 23, 2013. We developed policies and procedures to comply with these regulations by the respective compliance enforcement dates and continually review and update these policies and procedures. The requirements under these regulations may change periodically and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements.

In addition to the federal HIPAA regulations described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely but they most commonly restrict the use and disclosure of medical and financial information. In some cases, state laws are more restrictive and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines. HITECH also significantly strengthened HIPAA enforcement by increasing the civil penalty amounts that may be imposed, requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Additionally, numerous other countries have or are developing similar laws governing the collection, use, disclosure and transmission of personal or patient information.
Health Care Fraud and Abuse Laws and Regulations
Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, HHS’ Office of Inspector General, or OIG, and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives.
The federal health care programs' Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. A violation of the federal Anti-Kickback Statute can result in imprisonment, fines, penalties and/or exclusion from participation in Medicare, Medicaid and other federal health care programs.
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
In October 1994, the OIG issued a Special Fraud Alert on arrangements for the provision of clinical laboratory services. The Fraud Alert set forth a number of practices allegedly engaged in by some clinical laboratories and health care providers that raise issues under the federal fraud and abuse laws, including the federal Anti-Kickback Statute. The OIG emphasized in the Special Fraud Alert that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider (e.g., physician) may be liable under the federal Anti-Kickback Statute, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.
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
We are subject to a federal law directed at “self-referrals,” commonly known as the Stark law, which prohibits, with certain exceptions, payments made by a physician to a laboratory in exchange for the provision of clinical laboratory services, presenting or causing to be presented claims to Medicare and Medicaid for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the clinical laboratory performing the tests. Similarly, laboratories may not bill Medicare for services furnished pursuant to a prohibited self-referral. There are several Stark law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75 million; and 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark law exception must be met in order for the exception to apply. Many states, including California, also have anti-“self-referral” and other laws that are not limited to Medicare and Medicaid referrals.
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
Federal law also prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. We seek to conduct our business in compliance with all federal and state fraud and abuse laws. We are unable to predict how these laws will be applied in the future, and no assurances can be given that our arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal or state health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a negative effect on our business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on our business.
Environmental, Health and Safety
We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety and laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste. Our laboratories are subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and we generally utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV, the hepatitis B virus and the hepatitis C virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. We seek to comply with such federal, state and local laws and regulations. Failure to comply could subject us to various administrative and/or other enforcement actions.

Employees
As of February 1, 2016, we employed 434 persons, of whom 40 hold Ph.D. or M.D. degrees. Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities, and other organizations.
Executive Officers
Our executive officers, their positions with us, and their ages as of February 1, 2016 are as follows:

Name	Age	Position
Dirk van den Boom, Ph.D.	45	President and Chief Executive Officer
Carolyn D. Beaver	58	Senior Vice President and Chief Financial Officer
Daniel S. Grosu, MD	42	Senior Vice President and Chief Medical Officer
Jeffrey D. Linton	52	Senior Vice President, General Counsel, and Secretary
Robert J. Lozuk	37	Senior Vice President, Commercial Operations
Robin G. Weiner	60	Senior Vice President, Corporate Governance and Regulatory Affairs
Dirk van den Boom, Ph.D. Dr. van den Boom has served as our President and Chief Executive Officer since September 2015. Previously he served as the Chief Scientific and Strategy Officer from June 2014 to September 2015, as our Chief Scientific Officer from January 2014 to June 2014, as our Executive Vice President, Research and Development and Chief Technology Officer from December 2012 to January 2014, as our Senior Vice President of Research and Development from August 2010 to January 2012, and as our Vice President, Research and Development from October 2009 to August 2010. Dr. van den Boom joined Sequenom in 1998 in the company's Hamburg offices, subsequently serving in various management roles within our research and development department. Dr. van den Boom has co-authored more than 50 scientific articles and is inventor on 48 patents/patent applications. Dr. van den Boom earned a Ph.D. in Biochemistry/Molecular Biology from the University of Hamburg where he focused on various aspects of nucleic acid analysis with mass spectrometry.
Carolyn D. Beaver, CPA (inactive). Ms. Beaver has served as our Chief Financial Officer since June 2014 and became Senior Vice President in March 2015. Previously she served as our Vice President and Chief Accounting Officer since June 2012. Ms. Beaver was previously Corporate Vice President and Controller of Beckman Coulter, Inc., a biomedical laboratory instrument and test company, from August 2005 until June 2012, and was named Chief Accounting Officer in October 2005 until July 2011, following the acquisition of Beckman Coulter, Inc. by Danaher Corporation. She served as interim Chief Financial Officer from July 2006 through October 2006. Ms. Beaver was a director of Commerce National Bank, Newport Beach, California, chair of its audit committee and a member of its asset/liability committee from 2005 until the bank was acquired in 2013. Ms. Beaver was an audit partner with KPMG LLP from 1987 to 2002. Ms. Beaver received a B.S. in Business Administration, magna cum laude, from California State Polytechnic University, Pomona, California.
Daniel S. Grosu, M.D., M.B.A. Dr. Grosu has served as our Senior Vice President and Chief Medical Officer since March 2015. Prior to joining Sequenom, Dr. Grosu served as Illumina’s first Chief Medical Officer and subsequently as Vice President of Clinical Development and Medical Affairs where he established the Clinical Development and Medical Affairs functions at Illumina, and led the team that performed the clinical studies supporting the FDA clearance and CE marking of the MiSeqDx NGS platform. Prior to Illumina, Dr. Grosu held positions of increasing responsibility in the medical diagnostics space at Siemens Medical Solutions, Bayer HealthCare Pharmaceuticals, and Ortho Clinical Diagnostics (a Johnson & Johnson company at the time). Dr. Grosu earned an MD (with Distinction in Research) from Saint Louis University School of Medicine and an MBA from the University of Oxford.
Jeffrey D. Linton, J.D. Mr. Linton has served as our Senior Vice President, General Counsel and Secretary since September 2014. Before joining Sequenom, Mr. Linton was Senior Vice President and General Counsel at Beckman Coulter, Inc. from July 2011 to September 2014 and prior to that, was Vice President, Deputy General Counsel from September 2008 to July 2011. Before joining Beckman Coulter, Mr. Linton was President of the research products and services division of Serologicals Corporation, a company that developed, manufactured and sold life science research products and technologies, diagnostic kits and drug discovery services. Before that role, he served as Vice President, Law, Corporate Business Development and Public Affairs at Serologicals from October 2000 to April 2003. He has held various other positions in law, government and public affairs and human resources. Mr. Linton earned a B.A., magna cum laude, from Butler University and a J.D., cum laude, from the University of Notre Dame Law School.
Robert J. Lozuk. Mr. Lozuk has served as our Senior Vice President, Commercial Operations, since June 2015 and as our Vice President, Commercial Operations since November 2012.  Prior to joining Sequenom, Mr. Lozuk was Director of Business Development, Director of Advanced Staining Operations, and Director of Business Development and Americas Marketing for Thermo Fisher Scientific, having served as Director of Sales and Marketing for Fisher Scientific prior to its merger with Thermo Electron. Prior to his tenure at Thermo Fisher Scientific, Mr. Lozuk held positions of increasing responsibility within the commercial and research and development organizations at Dako (Agilent). Mr. Lozuk earned a B.A. from the University of California, Santa Barbara.
Robin G. Weiner, M.B.A. Ms. Weiner has served as our Senior Vice President, Corporate Governance and Regulatory Affairs since October 2010. Prior to joining Sequenom, Ms. Weiner was an independent regulatory consultant to biotechnology companies, focusing on regulatory strategy, product submissions and quality management systems. From 2004 to 2007, Ms. Weiner served as Vice President Regulatory and Government Affairs at Biosite Incorporated, a medical device company, and was responsible for leading Biosite's worldwide product approvals and regulatory compliance activities. Before joining Biosite, she served as Vice President, Clinical and Regulatory Affairs at Quidel Corporation, a leading diagnostic healthcare manufacturer. She has held various other positions of increasing responsibility in clinical, regulatory affairs and quality assurance. Ms. Weiner earned a B.A from the University of California, San Diego and a M.B.A. from National University.
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
We may not be able to continue to generate significant revenues from any of the tests we have commercialized including the MaterniT21 PLUS test, the MaterniT GENOME test or any test that we may develop in the future.
Our business is substantially dependent on our ability to develop and launch, and obtain reimbursement for, our LDTs, including the MaterniT21 PLUS test and the MaterniT GENOME test. We have committed significant research and development resources for the development and validation of tests and we have likewise invested significant research and development resources for potential future diagnostic products. There is no guarantee that we will be able to maintain our current revenues or generate additional revenues or significant revenues from any of our testing services, including the MaterniT21 PLUS test and the MaterniT GENOME test, or any other testing services that we plan to launch in the future. We have launched testing services for prenatal fetal chromosomal abnormalities, CF carrier screening, universal carrier screening, and noninvasive prenatal Rhesus D genotyping. If we, or our partners, are not able to continue to successfully market or sell noninvasive prenatal diagnostic tests or successfully market or sell other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we may not generate or maintain significant revenues from the sale of such tests or testing services. In the fourth quarter of 2015, we expanded our presence in the obstetrics and gynecology sales channel to better serve average risk and high risk pregnancies seen by these physicians. There is no guarantee that we will successfully generate additional revenues from this expanded presence. A number of factors could impact our ability to continue to sell noninvasive prenatal diagnostic tests or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

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

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay and uncertainty related to changes in CPT codes and uncertainty regarding payor adoption of and reimbursement rates for the gene sequencing related CPT codes that took effect in January 2015;

•
the extent and success of our sales and marketing efforts and ability to drive continued adoption of our testing services, including the MaterniT21 PLUS test, the MaterniT GENOME test, the HerediT CF carrier screen test, the VisibiliT test and the HerediT UNIVERSAL test;

•	the ability to penetrate the average risk pregnancy market and expand our presence in the obstetrics and gynecology sales channel;

•	third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay for tests for average risk pregnancies;

•	uncertainty regarding payor adoption of and reimbursement rates for our MaterniT GENOME test;

•	payors and/or patients may not pay for services;

•	payors may seek to reduce the use of our services by ordering physicians;

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

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the ability to implement and maintain controls and risk management measures as appropriate;

•	reliance on Sequenom Laboratories, which is subject to routine governmental oversight and inspections for continued operation pursuant to CLIA to process tests ordered by physicians;

•	upon divestiture of our North Carolina operations, reliance upon our San Diego laboratory operation to process all of our testing volume;

•
our ability to maintain adequate infrastructure to support the continued commercialization of the MaterniT21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, the HerediT UNIVERSAL test and other testing services, including maintaining adequate laboratory space, information technology infrastructure, sample collection and tracking systems including the laboratory information management system, or LIMS, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	compliance with federal, state and foreign regulations governing laboratory testing on human specimens;

•	the marketing and sale of our tests;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of noninvasive prenatal or other tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and any laws regulating prenatal testing;

•	the extent to which payors and health care providers may limit or deny the addition of new laboratory-developed test service providers to their programs;

•	general changes or developments in the market for women's and/or prenatal health diagnostics, or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from noninvasive prenatal diagnostic tests or other tests;

•	the refusal by women to undergo such tests for moral, religious or other reasons, or based on perceptions about the safety or reliability of such tests;

•	our ability to provide effective customer support; and

•	our ability to license and protect our patented technologies and our other technologies.

We may not be able to achieve a neutral operating cash flow run rate by the end of 2017.
Our goal is to achieve a neutral operating cash flow run rate by the end of 2017. A number of factors could impact our ability to achieve a neutral operating cash flow run rate by the end of 2017, including the following:

•	our ability to divest our North Carolina operations and to realize operational efficiencies from a divestiture;

•	our ability to reduce our operating costs and optimize our organizational structure and processes;

•	our ability to partner non-core assets, improve laboratory efficiency and increase organizational effectiveness;

•	our ability to secure strategic partners for the commercialization of our oncology liquid biopsy assay; and

•	our ability to realize cost savings while preserving business operations in support of maintaining and growing revenues.
Our increased leverage as a result of our issuance of the 5.00% Convertible Senior Notes due 2017 and the 5.00% Convertible Exchange Senior Notes due 2018 may harm our financial condition and results of operations.
Our total consolidated long-term debt and obligations as of December 31, 2015, which includes the 5.00% Convertible Senior Notes due 2017 and the 5.00% Convertible Exchange Senior Notes Due 2018, or collectively, the Convertible Senior Notes, was $134.7 million and represented approximately 140% of our total capitalization as of that date.
Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the Convertible Senior Notes and our other outstanding debt;

•
resulting in an event of default if we fail to comply with the restrictive covenants contained in our debt agreements, which could result in all of our indebtedness becoming immediately due and payable;

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
We have a significant amount of indebtedness. In September 2012, we completed the sale of $130.0 million of our Convertible Senior Notes due 2017 and, in June 2015, we entered into privately negotiated agreements to exchange $85 million in aggregate principal amount of the Convertible Senior Notes due 2017 for new Convertible Senior Notes due 2018. Our ability to make payments on, and to refinance, our indebtedness, including the Convertible Senior Notes, and to fund planned commercialization efforts, research and development efforts, working capital and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. Historically, our business has generated losses and we may never become profitable. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, refinancing or restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it will increase our interest expense, our leverage and our operating and financial costs. In addition, the terms of the indenture governing the Convertible Senior Notes restricts our ability to incur additional debt, and the agreements governing future indebtedness may restrict us from adopting any of these alternatives. We may not be able to execute any of these actions on commercially reasonable terms or at all.
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
Our cash, cash equivalents, and current marketable securities were $76.2 million as of December 31, 2015. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from the Pooled Patents Agreement will be sufficient to fund our operating expenses and capital requirements through the next twelve months. We are continuing to expand our operations following commercialization of the MaterniT21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and our research and development activities related to improvements to current tests and expansion of our test menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Our current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for us to retain significant commercial success for the MaterniT21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test. If we are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we may not be able to expand geographically, increase sales of the MaterniT21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test or successfully commercialize any future tests or products that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.
We may need to raise additional funds in the future to support expanding commercialization of the MaterniT21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and continued development and commercialization of our proprietary technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities.
The amount of additional funds we may need depends on many factors, including:

•	our obligation for payments under the Convertible Senior Notes and our other outstanding debt;

•	the degree to which our costs and expenses exceed our revenues;

•
our success selling, marketing and generating revenues from the MaterniT21 PLUS test, the MaterniT GENOME test, the VisibiliT test and/or the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and the level of reimbursement and collections from third-party payors;

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

•
our success and the extent of our investment in the research, development and commercialization of diagnostic technology, including molecular diagnostics, noninvasive prenatal diagnostic technology, and the acquisition and/or licensing of third-party intellectual property rights;

•	our success in obtaining sufficient quantities and quality of patient samples;

•	our ability to meet regulatory requirements, if applicable, to market any of our testing services in various countries, including the U.S.;

•	our success in validating additional laboratory-developed tests and the levels of clinical performance achieved;

•	our success either alone or in collaboration with our partners in launching and selling additional diagnostic testing services;

•
the extent to which we or, with respect to the patent pool, Illumina, enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license our noninvasive prenatal analysis technology, research and other collaborations, joint ventures and other business arrangements;

•	the level of our legal expenses and any damages or settlement payments arising from ongoing or new patent related litigation;

•	the amount of any legal expenses, settlement payments, fines or damages arising from any future litigation or demand and the extent to which any of the foregoing is not covered by insurance;

•	the dilution from any issuance of securities, whether in connection with future capital-raising or merger or acquisition transactions, the settlement of litigation, or otherwise;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	compliance with corporate governance and regulatory developments or initiatives;

•	regulatory changes by the FDA, CMS and other worldwide federal and state regulatory authorities; and

•	technological developments in our markets.
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
Certain of our LDTs, including the MaterniT21 PLUS test, the MaterniT GENOME test and the VisibiliT test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, or reimbursement may be significantly delayed, due to changes in CPT codes, or otherwise, which may limit the demand for these tests by physicians and their patients.
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
Reimbursement for diagnostic tests furnished to Medicare beneficiaries generally is made based on a fee schedule set by CMS using a statutory formula. In recent years, payments under these fee schedules have decreased and may decrease more. In addition, Medicare fee schedules are impacted by the billing codes selected for reporting services, and changes to certain laboratory billing codes for diagnostic tests are being considered which may affect payment levels. We cannot predict whether or when additional third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive or whether existing payors will reduce utilization or stop or lower reimbursement. Physicians or patients may decide not to order our tests if third-party reimbursement is inadequate, especially if ordering the test could result in financial liability for the patient, and reduced or discontinued purchases of our products would cause our revenues to decline.
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
In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, which was implemented on January 1, 2015. We cannot guarantee that this new code will help facilitate the reimbursement process or reduce the time required for third-party payors to process claims. In addition, we may face delays in the reimbursement process with respect to our introduction of future LDTs that do not have a specific CPT code. When CMS recommends new codes typically the gap fill process is used in establishing a new code rate; however we cannot guarantee that such process will be used. These coding changes and lack of a CMS fee schedule have negatively affected and may continue to negatively affect our product pricing and the amount of and timing of payor reimbursement. We cannot guarantee that the issuance of the new code will improve our product pricing or the amount of and timing of payor reimbursement.
Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenues, cash flow and profitability. We may incur additional financial risk related to collections and reimbursement in connection with the commercialization of our molecular diagnostic tests.
Billing for clinical laboratory testing services is complex. We generally bill third-party payors for our testing services and pursue case-by-case reimbursement where policies are not in place for a particular test. We may also face an increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable related to our testing service, which could adversely affect our business, results of operations and financial condition. Among the factors complicating our billing of third-party payors are:
•disputes among payors as to which party is responsible for payment;
•disparity in coverage among various payors;
•disparity in information and billing requirements among payors; and
•incorrect or missing billing information, which is required to be provided by the prescribing physician.
These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our revenues, cash flow and profitability.
We may not be able to collect all or any of the estimated range of $16 million to $18 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.
Our business is substantially dependent on our ability to obtain reimbursement for our LDTs, including the MaterniT21 PLUS test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of December 31, 2015, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $16 million to $18 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact our ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If we are unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.

Claims by other companies that we infringe their intellectual property rights could adversely affect our business.
From time to time, companies have asserted, and may again assert, patent, copyright or other intellectual proprietary rights against our tests or tests using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted, and may in the future result, in lawsuits being brought against us and/or our customers, and could negatively affect demand for our tests, particularly the MaterniT21 PLUS test, and our ability to maintain existing, or enter into new, agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our tests, technologies or activities, in particular our tests (including the MaterniT21 PLUS test, the VisibiliT test, the MaterniT GENOME test, the HerediT CF carrier screen test and the HerediT UNIVERSAL test) from which we derive and expect to continue to derive almost all of our revenues, were found to infringe on another company's intellectual property rights, we could be subject to an injunction that would force the removal of such test from the market or we could be required to redesign such test, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys' fees to such other company. A negative outcome in any such litigation could also severely disrupt the use of our technologies by our customers and licensees or their customers, which in turn could harm our relationships with our customers, our market share and our revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management's attention from our business, and may harm our reputation.
Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.
Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include U.S. Patent No. 6,258,540, or the '540 Patent, ruled invalid by the U.S. District Court for the Northern District of California, a ruling that was upheld by the U.S. Court of Appeals for the Federal Circuit, and foreign equivalents, which we have purchased from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing. Such patent rights also include U.S. patents and patent applications, and their foreign equivalents, which we have rights to under the Pooled Patents Agreement with Illumina. Such patent rights also include U.S. and foreign patents and patent applications in-licensed from the Chinese University of Hong Kong, or CUHK, or in-licensed from other third-party entities.
Our patent applications or those of our licensors may not result in the issuance of patents in the U.S. or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the '540 Patent is invalid will impact the competitive landscape (as we have been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is(are) not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring tests or products to the market that directly compete with our own, including the MaterniT21 PLUS test. Such adverse decisions may negatively impact our revenues. See Item 1 of this Report for a discussion of legal proceedings affecting our patents and patent applications.
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
For example, Illumina is the sole supplier of sequencers and certain consumables for Sequenom Laboratories' MaterniT21 PLUS test and other tests. The supply of sequencers and consumables to Sequenom Laboratories is provided under the Supply Agreement, pursuant to which we and our affiliates will purchase various products from Illumina, which we and they will be able to use for NIPT as well as for other clinical and research uses. The Supply Agreement has a term of five years. Upon the expiration of the Supply Agreement, we face risk and uncertainty regarding our ability to renew the supply agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations.
We depend on third-party products and services and limited sources of supply to develop and perform our tests. We also depend on third-party service providers to perform some of our tests.
We rely on outside vendors to supply certain products, components and materials used in our test services. Illumina is the sole supplier of sequencers and certain consumables for the MaterniT21 PLUS test, the MaterniT GENOME test and the VisibiliT test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that we are using for the MaterniT21 PLUS test, the MaterniT GENOME test and the VisibiliT test, including whether such sequencers and consumables will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we need for our tests. In the event that demand for our tests declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In addition, the HerediT UNIVERSAL test is performed by Recombine, Inc. and its affiliates (collectively, “Recombine”). We have no control over the operations or laboratory processes conducted by Recombine.
Many other products, components and materials, including blood collection tubes for the MaterniT21 PLUS test, MaterniT GENOME test and the VisibiliT test and components of the MassARRAY System that is currently used for the HerediT CF carrier screen and SensiGene fetal Rhesus D genotyping test, are obtained from a single supplier or a limited group of suppliers and some also have lead-times of several months.
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
We have established enrollment in many state Medicaid programs. However, even though we are enrolled in many state Medicaid programs, we are not receiving reimbursement or are receiving lower than expected reimbursement in some of those states. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, which was implemented on January 1, 2015, however, it is not exclusive to the MaterniT21 PLUS test. In those states where we are not enrolled in the Medicaid system, we do not receive reimbursement for our tests. If we are unable to receive reimbursement, or adequate reimbursements under state Medicaid programs, our opportunity for future revenues would be reduced, which would adversely affect our results of operations and financial condition.

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
Continued evolution of the U.S. health care reform law could adversely affect our business, profitability and stock price and prevent the commercial success of our tests.
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
It is unclear whether and to what extent, if at all, other anticipated developments resulting from health care reform, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of additional government-sponsored health care insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for tests like ours. If reimbursement for our tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
Any health care reform measures adopted by the U.S. government and other governments could cause significant pressure on the pricing of health care products and services, including our tests, in the U.S. and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce health care costs may compromise our ability to set prices at commercially attractive levels for our tests. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve profitability.
New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, relating to health care availability, methods of delivery or payment for diagnostic products and services, or sales, marketing or pricing, may also limit our potential revenues, and we may need to revise our research and development or commercialization programs. The pricing and reimbursement environment may change in the future and become more challenging for a number of reasons, including policies advanced by the U.S. government, new health care legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell our tests profitably. Some of these proposed and implemented reforms could result in reduced utilization or reimbursement rates for our tests.
If our laboratory facilities are damaged, our business would be seriously harmed.
We currently operate laboratory facilities in San Diego, California and Raleigh-Durham, North Carolina. We have announced that we intend to divest our North Carolina operations which would result in our operation of only one laboratory facility in San Diego, California. Damage to our facilities due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and processing of our test services. We face risk in relying upon one laboratory location to meet demand for. perform, and generate revenues from our test. Reliance upon one facility presents risk to our operations in the event that the facility's capacity is exceeded, or the facility experiences production problems or delays. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

We must comply with stringent CLIA requirements to operate, and have limited capacity and infrastructure. Our ability to successfully develop and commercialize tests and to generate revenues will depend on our ability to successfully operate our CLIA-certified laboratory, establish and maintain necessary capacity, and maintain required regulatory licensures.
Sequenom Laboratories, a CLIA-certified, CAP-accredited laboratory, has developed, validated and commercialized seven laboratory-developed tests to date. For future tests, if we are unable to successfully develop and validate any new tests that we intend to commercialize, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in our infrastructure, and believe that we have sufficient infrastructure and capacity for near-term demand, it is possible that we may not have adequate infrastructure and capacity in place to meet longer term future demand for our currently launched testing services or for the demand of future tests that we develop. Our ability to successfully develop and validate tests will depend on our ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that we will have sufficient resources to continue our operations and maintain our licenses. We currently perform our tests in our San Diego, California, and Raleigh-Durham, North Carolina, facilities. We have announced that we intend to divest our North Carolina operations which would result in our operation of only one laboratory facility in San Diego, California. We face risk in relying upon one laboratory location to meet demand for, perform, and generate revenues from our tests. Reliance upon one facility presents risk to our operations in the event that the facility's capacity is exceeded, or the facility experiences production problems or delays.
CLIA requirements are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Potential sanctions for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory's approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency, such as CAP, among others. Sequenom Laboratories is also subject to regulation of laboratory operations under state clinical laboratory amendments as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory regulations may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain and maintain licenses from states where required, we will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as the federal CLIA requirement's. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.
If we fail to maintain compliance with the CLIA requirements, CMS or state agencies could require us to cease our testing services. Even if it were possible for us to bring our laboratory back into compliance after failure to comply with such requirements, we could incur significant expenses and potentially lose revenues in doing so.
Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services could adversely affect the results of our operations and adversely impact our reputation.
The provision of clinical testing services and related services, and the marketing of those services involve certain inherent risks. The services that we provide are intended to provide information for health care providers in providing patient care. Therefore, users of such services may have a greater sensitivity to errors than the users of services that are intended for other purposes, such as research.
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
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•
our success in developing, marketing, and selling, and changes in demand for our testing services, including the MaterniT21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test and the HerediT UNIVERSAL test, and the level of reimbursement and collection obtained for these tests;

•	the pricing of our testing services, and the timing and pricing of new testing service offerings, and those of our competitors;

•	our ability to penetrate the average risk pregnancy market and expand our presence in the obstetrics and gynecology sales channel;

•	third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay for test for average risk pregnancies;

•	uncertainty regarding payor adoption of, and reimbursement rated for, our MaterniT GENOME test;

•	the ability of Illumina to add additional licensees under the Pooled Patents Agreement;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability, if necessary, to raise additional capital;

•	the amount of royalties that we are required to pay to third parties in connection with the sale of certain of our testing services;

•	our success in collecting payments from third-party payors, customers, and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

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

•	our research and development progress, including our ability to develop and validate improved or new tests, and how rapidly we are able to achieve technical milestones;

•	the cost, quality and availability of the hardware platforms and consumables, including reagents and related components and technologies, used by us to perform our tests;

•	material developments in our customer and supplier relationships, including our ability to successfully transition to new technologies and/or alternative suppliers; and

•	the amount of any legal expenses, settlement payments, fines or damages arising from patent litigation or any future litigation.
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
We are continuing to focus research and development efforts on new tests, in addition to improvements and additions to current tests. Our plans for 2016 are to continue to research, develop and commercialize tests for prenatal genetic disorders and diseases and women's health-related disorders and diseases. The launch of any other test will require the completion of certain clinical development and commercialization activities, and may include the efforts of collaborative partners on which we sometimes rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other test or diagnostic test or that we will be able to establish or maintain the collaborative relationships (if any collaborators are involved) that are essential to our clinical development and commercialization efforts. We are currently developing a research use assay with an initial focus on the detection and molecular profiling of late stage non-hematologic malignancies, where tissue biopsies are not available or too risky to obtain. We have limited experience in the field of oncology and we cannot guarantee that our research and development activities will be successful in developing any marketable oncology testing service. We will also seek strategic partners for the commercialization of our oncology liquid biopsy assay and we will reduce our research and development spending in this area. We may not be able to secure strategic partners for the commercialization of our oncology liquid biopsy assay. We cannot provide assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient specimens and we may not be able to use prior collected specimens or collect a sufficient number of appropriate specimens in a timely manner in the future to complete clinical development for any planned test. Patient specimens for clinical development for noninvasive prenatal or oncology tests may be unavailable or available only in limited quantities due to an increased number of competitive parties seeking such specimens. Failure to possess or to collect a sufficient number of appropriate specimens in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, or launch any of our planned tests. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons. Any failure to complete on-going clinical studies for our planned tests could have material adverse effects on our business, operating results or financial condition.
We may not successfully obtain, or maintain, compliance with regulatory requirements of any noninvasive prenatal or other test which we or our licensing or collaborative partners develop.
Tests we or our collaborators develop in the noninvasive prenatal diagnostic or other markets depending on their intended use, may be regulated as medical devices by the FDA and other worldwide regulatory authorities. Government regulation by various federal, state, and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record keeping, storage, and disposal practices, can substantially increase the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing tests. Government regulatory actions can result in delay in the release of tests, seizure or recall of tests, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions. Delays or rejections of potential tests may be encountered based on changes in regulatory policy during the period of product development.
The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. To date, the FDA has exercised its enforcement discretion to not regulate laboratory-developed tests as medical devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of tests, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. On July 31, 2014 the FDA notified the U.S. Congress of its intent to issue draft guidance on regulation of LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft guidance includes premarket review for higher-risk LDTs, like those used to guide treatment decisions, including companion diagnostics that have entered the market as LDTs. In addition, under the draft guidance, the FDA would continue to exercise enforcement discretion for LDTs used solely for forensic purposes and LDTs used in CLIA-certified high complexity histocompatibility labs for transplantation, among others. The final regulation would be phased in over many years. On September 30, 2014, the FDA released two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests ('LDTs')” which provides an overview of how FDA would regulate LDTs through a risk-based approach and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests” which provides guidance on how the FDA would collect information on existing LDTs and begin adverse event reporting. The published draft guidance is identical to the congressional notification. On October 3, 2014, the FDA published notices in the Federal Register formally announcing the release of these draft guidance documents and the beginning of a 120-day public comment period, with final guidance potentially issued in the March-April 2015 timeframes. Final guidance has not yet been issued. Our revenues from testing services utilizing LDTs comprise almost all of our total revenues.
We cannot predict the extent of the FDA’s final guidance on regulation of LDTs in general or with respect to our LDTs in particular. If we are unable to comply with the FDA’s final guidance on regulation of LDTs, we may have to cease our testing services which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, if we are unable to successfully launch any additional LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any of our tests or are not able to comply with any other regulatory requirements that the FDA may impose on LDTs, our ability to generate revenues from providing such products may be delayed and we may never be able to generate significant revenues from providing diagnostic products.
In addition to the potential regulation of LDTs by the FDA as mentioned above, certification of the laboratory is required under CLIA to ensure the accuracy and reliability of all laboratory testing, except research on human specimens through a quality assurance program, which includes standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management and quality control procedures. In addition, state laboratory licensing and inspection requirements may also apply.
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
Results from preliminary studies do not necessarily predict final results, and acceptable results in early studies may not be repeated in later studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. A number of companies in the diagnostics industry, including biotechnology companies, have suffered significant setbacks in clinical studies, even after promising results in earlier studies. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization.
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
We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully generate any milestone, royalty, or other revenues from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenues, or only generate limited revenues, from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors, may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business, including our ability to generate revenues from the MaterniT21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and/or other tests we may launch in the future.
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
We require our employees, consultants, advisors, and collaborators to execute confidentiality agreements and in certain cases, assignment or license agreements. We cannot guarantee that these agreements will provide us with adequate intellectual property ownership or protection against improper or unauthorized use or disclosure of confidential information or inventions. In some situations, these agreements may conflict with or be subject to the rights of others with whom our employees, consultants, advisors, or collaborators have prior employment or consulting relationships. In some situations, these types of agreements or relationships are subject to foreign law, which provides us with less favorable rights or treatment than under U.S. law. Others may gain access to our inventions, trade secrets or independently develop substantially equivalent proprietary materials, products, information, and techniques.

Our business and industry are subject to complex and costly regulation and if government regulations are interpreted or enforced in a manner adverse to us, we may be subject to enforcement actions, penalties, exclusion, and other material limitations on our operations.
We are subject to various federal, state and local laws targeting fraud and abuse in the health care industry, including anti-kickback and false claims laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes to provide that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.
The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the OIG to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure health care providers and other parties that they most likely will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other healthcare programs. Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Government officials have brought cases against numerous companies and certain sales and marketing personnel for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.
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
We are also subject to the False Claims Act which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of, among other things, inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.
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
Federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Ethical, privacy, or other concerns about the use of genetic information could reduce demand for our products and services.
Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing, including the MaterniT21 PLUS test, the MaterniT GENOME test and the VisibiliT test, or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure, including the HerediT UNIVERSAL test. Such concerns may lead individuals to refuse to use genetics tests even if permitted and may lead to negative public relations. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.
If the validity of an informed consent from a subject was to be challenged, we could be forced to stop using some of our resources, which would hinder our diagnostic product development efforts.
We have measures in place to ensure that all clinical data and genetic and other biological samples that we receive from our clinical collaborators have been collected from subjects who have provided appropriate informed consent for the data and samples provided for purposes which extend to include research and development activities. We have measures in place to ensure that data and samples that have been collected by our clinical collaborators have appropriate safeguards to protect the privacy and security of protected health information (PHI) and are provided to us on a subject de-identified manner. We also have measures in place to ensure that the subjects from whom our data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our clinical collaborators are based in a number of different countries, and, to a large extent, we rely upon our clinical collaborators for appropriate compliance with the subject's informed consent provided and with local law and international regulation. That our data and samples come from and are collected by entities based in different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The subject's informed consent obtained in any particular country could be challenged in the future, and those informed consents could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical samples, which would hinder our diagnostic product and test development efforts. We could become involved in legal challenges, which could consume our management and financial resources.
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
A number of potential applications of our technology and potential products and tests, including diagnostic applications for noninvasive prenatal and other molecular testing, may require significant enhancements in our core technology or the in-licensing of intellectual property rights or technologies. In connection with developing new products and applications, we may not effectively deploy our research and development efforts in a cost-efficient manner or otherwise in a manner that leads to the successful commercialization and scale-up of such products and applications. If we are not successful in our efforts to enhance our technology or the in-licensing of technology, our products or tests may not achieve or maintain a significant level of market acceptance, and our business, financial condition and results of operations could be seriously harmed.
We may not be able to successfully compete in the diagnostic industry.
The diagnostic industry is highly competitive. We expect to compete with a broad range of companies in the U.S. and other countries that are engaged in the development and production of products, tests, applications, services, and strategies to develop and commercialize diagnostic, noninvasive prenatal diagnostic, oncology and other products and tests for customers in the molecular medicine fields as well as diagnostic service laboratories and customers in other markets. They include:
•biotechnology, diagnostic, and other life science companies;
•academic and scientific institutions;
•governmental agencies; and
•public and private research organizations.
Some of our competitors and/or potential competitors have greater financial, technical, research, marketing, sales, distribution, operations, service, and other resources than we do. Our competitors may offer broader product lines and services and have greater name recognition than we do. Several companies are currently offering, making, or developing products and tests that compete with our tests. Our competitors may develop or market technologies, tests or products that are more effective or commercially attractive than our current or future tests or products that may render our technologies or products or tests obsolete or that have superior intellectual property rights. In addition, we have limited experience in the field of oncology diagnostics and we cannot guarantee that our research and development activities will be successful in developing any marketable oncology testing service.
If we do not effectively manage our business as it grows and evolves, it could affect our internal operations as well as our ability to pursue opportunities and expand our business.
As our development and commercialization plans and strategies develop, we need to maintain a sufficient employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage our operations, which may result in weaknesses in our infrastructure and may impact our ability to maintain effective internal controls over financial reporting. In addition, the development and commercialization of molecular diagnostic tests places a significant strain on our personnel, facilities, management systems, information technology infrastructure, disclosure controls, internal controls and resources. If we fail to effectively manage our business, or fail to take other necessary action to maintain close coordination among our various departments, our ability to execute on our business plan, maintain our credibility, pursue business opportunities, maintain and expand our business, and sell our tests may be adversely affected.
We may not successfully complete the sale, or acquisition of, or merger, or joint venture with businesses that we desire to acquire, merge, or partner with.
We may acquire additional businesses or technologies, merge or form joint ventures with other businesses, or enter into other strategic transactions. We are seeking to divest our North Carolina operations and find strategic partners for the commercialization of our oncology liquid biopsy assay. Managing and completing future acquisitions, mergers, joint ventures, sales, or other strategic transactions entails numerous operational and financial risks, including:

•	the inability to find suitable transaction partners and conclude a transaction;

•	the inability to retain key employees of any acquired or merged businesses or hire enough qualified personnel to staff any new or expanded operations;

•	the impairment of relationships with key customers of acquired or merged businesses due to changes in management and ownership of the acquired or merged businesses;

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
The success of our business will depend on our ability to identify, attract, hire, train, retain, maintain, and motivate highly skilled personnel, particularly sales, scientific, legal, medical, laboratory, CLIA laboratory, and technical personnel, for our future success. Competition for highly skilled personnel is intense, in particular for licensed laboratory technicians in the state of California, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we would not be able to expand our business as rapidly as we intend. When we seek to hire personnel to fill open positions, we may be unable to hire qualified replacements for the positions that we need to fill, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. The market price of our common stock has decreased over time, which has reduced the retention value of many of our prior equity awards made to our employees and officers. If we lose key employees, officers, scientists, physician collaborators or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected. We do not carry “key person” insurance covering any of our officers or other employees.
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
We expect that a portion of our sales will continue to be made outside the U.S. Revenues from our international licensees and distributors decreased during the year ended December 31, 2015. One of our international distributors shifted its testing business to its own laboratory as a licensee, reducing our direct diagnostic services revenue. A successful international effort will require us to develop relationships with international customers and collaborators, including distributors. We may not be able to identify, attract, retain, or maintain suitable international customers or collaborators. Illumina has primary responsibility for identifying and adding additional licensees under the Pooled Patents Agreement and it may not be able to identify, attract, retain, or maintain such licensees. Expansion into international markets may require us to hire additional personnel to develop relationships with foreign customers, collaborators and distributors and maintain good relations with our foreign customers, collaborators and distributors. International business activities include many of the same risks to our business that affect our domestic operations, but also involve a number of risks not typically present in domestic operations, including:
•currency fluctuation risks;
•changes in regulatory requirements;
•licenses, tariffs, and other trade barriers;
•political and economic instability and possible country-based boycotts;
•potentially adverse tax consequences;
•compliance with the Foreign Corrupt Practices Act and other countries’ anti-corruption laws;
•the burden of complying with a wide variety of complex foreign laws and treaties; and
•different rules, regulations, and policies governing intellectual property protection and enforcement.
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
The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which became effective on February 17, 2010, makes HIPAA's privacy and security standards directly applicable to “business associates,” independent contractors or agents of covered entities that have access to protected health information in connection with providing a service on behalf of a covered entity. We are a covered entity and also a business associate of our covered entity customers. Among other things, HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions.
As we expand our business, we must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase our operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. We have evaluated the security of our computer networks and determined that appropriate measures are in place to safeguard PHI contained on such networks. However, no security system is invulnerable to breach, and unauthorized persons may in the future be able to exploit weaknesses in the security systems of our computer networks and gain access to such PHI. Additionally, we share PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors' computer networks. Any wrongful use or disclosure of PHI by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors' computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by us or our third-party contractors.
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
It is essential to our business strategy that our technology and network infrastructure and our physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. As a leader in the field of molecular diagnostic testing and genetics analysis, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our research, products and services, misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. Despite security measures, we also cannot guarantee security of our physical buildings. If successful, physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, and harm our relationship with customers and partners that are affected, and expose us to financial liability. We maintain cyber security risk insurance coverage, however, any uncovered claim or a claim in excess of our insurance coverage would have to be paid out of our cash reserves, which could have a detrimental effect on our financial condition. It is difficult to determine whether we have sufficient insurance coverage to cover potential claims. Also, we may not be able to procure or maintain insurance policies with desirable levels of coverage on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant claims, which could hurt our reputation and our financial condition.
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
The stock market in general, the NASDAQ Global Select Market, or NASDAQ, and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may expose us to potential securities class-action litigation.
In the past 52 weeks, the trading price of our common stock has been as low as $1.10. If the trading price of our common stock falls below $1.00, we would be in violation of the listing requirements of NASDAQ and could result in the delisting of our common stock by NASDAQ. If the trading price of our common stock remained below $1.00 for 30 consecutive days or more, NASDAQ may send us a deficiency notice. Once a deficiency notice has been sent, we would have 180 days to comply with the continued listing standards. In order to be compliant, the trading price of our common stock must rise above $1.00 for at least 10 consecutive days during the 180-day period. If we were to receive a deficiency notice from NASDAQ, we can give no assurances that we would be able to regain compliance with the NASDAQ continued listing standards.

We have in the past identified material weaknesses in our internal control over financial reporting which could, if not effectively remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of our 2012 Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses in conjunction with the 2012 Annual Report, our management concluded at that time that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. In 2013, we implemented a remediation plan designed to address these material weaknesses. If additional significant deficiencies or material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
We are headquartered in San Diego, California and currently have laboratory locations in San Diego, California and Raleigh-Durham, North Carolina. Collectively, we lease or sublease approximately 130,000 square feet under leases that expire at various dates through September 2025, each of which contains laboratory, office, research and development or storage facilities. Our Raleigh-Durham, North Carolina lease, which we do not plan to renew, consists of approximately 45,000 square feet and expires December 31, 2016.
The San Diego site is our company headquarters and houses our selling, general and administrative offices, and research and development facilities. During 2015, the San Diego site consisted of three buildings. One of the buildings, which was added in early 2013, was vacant. That lease expired in July 2015. We subleased through January 1, 2016, a portion of another San Diego building from the company that purchased our Bioscience segment in 2014.
Locations in Raleigh-Durham, North Carolina, and San Diego, California, house our CLIA-certified, CAP-accredited molecular diagnostics laboratory and selling, general and administrative offices. We believe our facilities exceed our current needs and we are seeking to divest our North Carolina operations.
Item 3.    LEGAL PROCEEDINGS
Ariosa Litigation
In December 2011, we were named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, or District Court, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which was exclusively in-licensed from Isis prior to September 30, 2014, when we purchased the patent from Isis. In March 2012, we filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only, but with the purchase of the '540 Patent, Isis was dismissed from the lawsuit. In March 2012, Ariosa responded to our answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012, we filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the District Court denied our motion for preliminary injunctive relief and on July 16, 2012, we filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, or CAFC, from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the '540 Patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the '540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013, the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013, the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the '540 Patent is invalid under Title 35 U.S.C. §101. We disagreed with the Order and appealed the decision to the CAFC. The CAFC issued its decision on June 12, 2015 affirming the District Court. On August 13, 2015, we filed a petition for en banc rehearing by the CAFC. That petition was denied by the Court of Appeals on December 2, 2015. We intend to file a certiorari petition within the time allotted for U.S. Supreme Court review of the appeal. If that petition is successful, we intend to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intend to vigorously pursue our claims against Ariosa for damages and injunctive relief. However, we cannot predict the outcome of this matter.
Ariosa Inter Partes Review
In addition, Ariosa has sought to invalidate the '540 Patent through a petition for inter parties review, or IPR, (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office, or USPTO. Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014, invalidating some claims but upholding the validity of other claims. Both we and Ariosa requested reconsideration of the PTAB decision. Those requests were denied by the PTAB. On April 7, 2015, Ariosa filed a Notice of Appeal to appeal the PTAB decision to the CAFC. Two weeks later, on April 21, 2015, we filed a Notice of Appeal for our cross-appeal of the PTAB decision to the CAFC. Both we and Ariosa requested, by joint motion filed on July 17, 2015, a stay of the appeal of the PTAB decision pending resolution of the appeal of the decision from the District Court that the '540 patent claimed patent ineligible subject matter. On July 22, 2015, the clerk of the CAFC granted a full stay of proceedings. On January 11, 2016, and in response to a request for an update from the clerk of the CAFC, we and Ariosa once again requested by joint motion a full stay of the appeal of the PTAB decision.
Natera Litigation
In January 2012, we were named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the District Court, case no. 3:12-cv-00132-SI. In the complaint, Natera seeks a judicial declaration that (i) activities related to Natera's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, we filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. Our counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and we have dismissed Isis from the case now that we have purchased the '540 patent from Isis. On October 16, 2013, the District Court issued its order on the interpretation of the patent claims. Many of the '540 Patent claims asserted against Natera are the same claims that were invalidated by the District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Natera stipulated to final judgment on the '540 patent claims in this case and appealed the patent invalidity determination to the CAFC, which consolidated the Ariosa, Natera, and Verinata case appeals. On August 13, 2015, we filed a petition for en banc rehearing by the CAFC. That petition was denied by the CAFC on December 2, 2015. We intend to file a certiorari petition within the time allotted for U.S. Supreme Court review of the appeal. If that petition is successful, we intend to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue our claims against Natera for damages and injunctive relief. However, we cannot predict the outcome of this matter.
Verinata and Stanford Litigation
In February 2012, we and SCMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the District Court, case no. 3:12-cv-00865-SI. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which at the time was exclusively in-licensed from Isis but has since been purchased from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that we and SCMM, by performing our noninvasive prenatal MaterniT21 test, have and continue to directly infringe U.S. Patent No. 8,008,018, or the '018 Patent, entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017, or the '017 Patent, entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, we filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. Our counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that we and SCMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415, or the '415 Patent, entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, we filed an answer to the complaint.
On October 16, 2013, the District Court issued its order on the interpretation of the '540 Patent, '018 Patent, '017 Patent, and '415 Patent claims. Many of the '540 Patent claims asserted against Verinata are the same claims that were invalidated by the District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and we and Verinata stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the CAFC for the Federal Circuit. The District Court set trial beginning February 23, 2015 on the '018, '017, and '415 Patents. On December 2, 2014, we and Verinata reached a settlement that resolved litigation between us involving the '540 Patent, '018 Patent, '017 Patent, and '415 Patent, and all litigation between Verinata and us related to these patents is now dismissed. As part of that settlement, rights to the '540 Patent, '018 Patent, '017 Patent, and '415 Patent, along with other U.S. and foreign patents and pending applications, are now pooled under the Pooled Patents Agreement between Illumina (who acquired Verinata) and us. We and Verinata are now licensees to the patent rights that are pooled under the Pooled Patents Agreement.
Verinata Patent Interference I
On March 12, 2013 the USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata had asserted against us in the litigation, and our then in-licensed (from CUHK) pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). Two related patent interferences (Patent Interference Nos. 105,923 and 105,924

(DK)) were declared by the USPTO between patent applications related to the patent and application in the ‘920 Interference. On April 7, 2014, the USPTO concluded the interferences, ruling that Verinata’s '018 Patent and related patent application lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the ‘018 patent claims in the interference and the involved claims of the related patent application. Verinata has appealed the USPTO’s decision to the District Court. The District Court had set trial to beginning February 23, 2015 on the appeal from the '920, '923 and '924 interferences but later stayed all proceedings. That stay has since been lifted and on August 27, 2015 the District Court issued an Order that transferred the interferences to the CAFC. On December 2, 2014, the involved patents and applications were added to the patent pool. We are not a party to the District Court proceedings or the transfer of those proceedings to the CAFC.
Verinata Patent Interference II
On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against us in the litigation, and our then in-licensed (from CUHK) pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On April 7, 2014, the USPTO ruled that the pending patent application no. 13/070,266 has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and entitled to a patent on that subject matter. We also separately challenged the validity of Verinata’s '415 Patent in an IPR proceeding before the USPTO (Case IPR 013-00390). The USPTO recently issued a decision in the '922 Interference and the '415 Patent IPR upholding the validity of the '415 patent. Pursuant to the terms of our settlement with Verinata, we will not appeal these decisions.
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
Premaitha Litigation
Certain litigations were initiated in 2015 to enforce the pooled patent rights. On March 13, 2015, Illumina filed a complaint in the High Court of Justice, Chancery Division, United Kingdom, alleging that Premaitha Health PLC, or Premaitha, infringed two European patents in the patent pool: EP0994963 and EP1981995. We are named as a plaintiff in this lawsuit because we own the EP0994963 patent by virtue of our purchase of this patent, a counterpart to the U.S. '540 patent, from Isis in 2014. Trial in this case is expected to take place sometime after July 1, 2016, most likely in early October 2016.
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

	High	Low
Year ended December 31, 2015:
Fourth Quarter	$2.46	$1.10
Third Quarter	$3.31	$1.53
Second Quarter	$4.80	$2.95
First Quarter	$4.09	$3.36
Year ended December 31, 2014:
Fourth Quarter	$4.19	$2.74
Third Quarter	$4.17	$2.92
Second Quarter	$3.98	$2.36
First Quarter	$2.80	$2.02
Holders
There were approximately 242 holders of record of our common stock as of February 24, 2016.
Dividends
We have never paid cash dividends and do not anticipate any being paid in the foreseeable future. The indentures for our 5.00% Convertible Senior Notes due 2017 and 2018, which notes are convertible into cash and, in certain circumstances, shares of our common stock, require us to increase the conversion rate applicable to the notes if we pay any cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
A description of our equity compensation plans is set forth in "Note. 9 Stock Compensation Plans" to the consolidated financial statements included elsewhere in this Annual Report.

Performance Graph*
The following graph compares the cumulative total stockholder return on our common stock between December 31, 2010 and December 31, 2015 with the cumulative total return of (i) the NASDAQ Biotechnology Index (ii) the NASDAQ Composite Index and (iii) NASDAQ Global Select Index, over the same period.
* This section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference in any of our filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof without regard to any general incorporation language in any such filing.
Item 6.     SELECTED FINANCIAL DATA
The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for each of the three fiscal years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.
The consolidated statements of operation data for the fiscal years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from unaudited financial statements that are not included in this Form 10-K.
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

(in thousands, except per share data)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Total revenues	$128,282	$151,569	$119,556	$46,457	$8,319
Cost of revenues	66,952	83,475	87,302	47,283	10,031
Gross margin	$61,330	$68,094	$32,254	$(826)	$(1,712)
Restructuring costs(1)	$656	$1,907	$5,753	$—	$—
Gain on pooled patents agreement and sale of assets(2)	21,750	22,850	—	—	—
Loss from continuing operations	(16,331)	(14,364)	(109,567)	(117,291)	(79,815)
Earnings from discontinued operations(3)	—	15,376	2,161	262	5,681
Net earnings (loss)	$(16,331)	$1,012	$(107,406)	$(117,029)	$(74,134)
Net earnings (loss) per share, basic and diluted	$(0.14)	$0.01	$(0.93)	$(1.03)	$(0.75)

	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$76,170	$93,897	$71,257	$175,942	$84,216
Working capital	67,492	65,687	51,893	141,194	132,088
Total assets	118,782	161,071	128,920	232,903	174,279
Total long-term obligations, net of current portion(4)	134,427	135,602	139,642	147,041	14,375
Total stockholders' (deficit) equity(5)	(38,398)	(31,164)	(46,503)	48,007	91,388

(1)
Restructuring costs during the year ended December 31, 2015 were $0.7 million based on the decommissioning of one of our research and development laboratories and closure of our Grand Rapids facility. Restructuring costs during the year ended December 31, 2014 were $1.9 million based on management's reassessment of the liability related to our vacated facility. Restructuring costs during the year ended December 31, 2013 represent $2.4 million in facility exit costs, $1.7 million of impairment expense for tenant improvements associated with the vacated facility, $0.7 million of impairment expense for intangible assets and prepaid royalties and $1.0 million in employee termination costs.

(2)
In December 2014, we entered into a Pooled Patents Agreement with Illumina, to pool our intellectual property for noninvasive prenatal testing. Of the aggregate $50 million consideration, we recognized $22.9 million as a gain in the fourth quarter of 2014 and $21.0 million as a gain in the first quarter of 2015. In the third quarter of 2015, we recognized a gain of $0.8 million in connection with the Asset Purchase Agreement with Immucor GTI Diagnostic, Inc.

(3)	In May 2014, we sold our Biosciences business. As a result of this sale, our Bioscience segment has been excluded from continuing operations and reported as discontinued operations.

(4)	In September 2012, we issued $130.0 million aggregate principal amount of 5.00% Convertible Senior Notes due 2017 and received net proceeds of $124.7 million.

(5)	In January 2012, we completed an underwritten public offering of 14.95 million shares of our common stock for $4.15 per share, resulting in net proceeds of $58.2 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
SEQUENOM®, MaterniT21®, MaterniT®, HerediT®, NextView® and SensiGene® are registered trademarks and Sequenom Laboratories™, and VisibiliT™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.
Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.
This following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the heading “Risk Factors,” and elsewhere in this Annual Report.
Overview
We are a life sciences company committed to enabling healthier lives through the development of innovative products and services. We serve patients and physicians by providing early patient management information. We offer our services in the U.S. and globally through licensing and commercial partnerships.
Our wholly-owned subsidiary, Sequenom Laboratories, provides molecular based laboratory developed tests, with a current focus principally on prenatal testing. Sequenom Laboratories is a CAP (College of American Pathologists) accredited, and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics clinical laboratory that develops, validates and exclusively offers tests branded under the names MaterniT21®, HerediT®, SensiGene®, MaterniT® GENOME, Nextview® and VisibiliT™. These laboratory-developed tests, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, and maternal fetal medicine specialists.
On May 30, 2014, we completed the sale of our Bioscience business to BioSciences Acquisition Company which purchased substantially all of the assets used in what we previously reported as our Bioscience business segment. With this divestiture, we now operate in a single business segment.
2015 Overview

•
Following our entry into the Pooled Patents Agreement with Illumina, which we signed in December 2014, certain customers began performing noninvasive prenatal tests in their own laboratories under license agreements from us and Illumina. As a result, a portion of our NIPT business shifted from providing diagnostic services to receiving license revenue in the form of test fees from the patent pool. This change resulted in a decline in total revenue in 2015.

•
Total accessions for all Sequenom Laboratories tests during the year ended December 31, 2015 decreased by 17,100, or 9%, to 180,400 when compared to 197,500 during the same period in the prior year. The decline was primarily related to test services performed for international (client bill) customers who converted to licensee status and reduced volume of NIPT and other tests for domestic commercial payors.

•	Diagnostic services revenue for the year ended December 31, 2015 decreased by $28.8 million, or 19% to $119.8 million, when compared to $148.6 million in the prior year.

•	License revenue increased for the year ended December 31, 2015 to $8.4 million, compared to $3.0 million for the prior year.

•
There are now 39 participants in the patent pool, including Illumina and us. Many of those licensees are in the process of developing and validating a noninvasive prenatal test to be performed in their own laboratories.

•	Net cash used in operating activities was $20.2 million for the year ended December 31, 2015, compared to $28.1 million in the prior year.
Results of Operations
Accessions
The following is a summary of accessions Sequenom Laboratories received:

				Year Over Year Change
	Years Ended December 31,			2015 from 2014		2014 from 2013
(accessions in thousands)	2015	2014	2013	Change	% Change	Change	% Change
Total accessions	180.4	197.5	185.5	(17)	(9)%	12	6%
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
For the year ended December 31, 2015, the number of accessions decreased 17,100, or 9%, when compared to the year ended December 31, 2014. The decline was primarily related to test services performed for international (client bill) customers which converted to licensee status and reduced volume of NIPT and other tests for domestic commercial payors.
For the year ended December 31, 2014, the number of accessions increased 12,000, or 6%, when compared to the year ended December 31, 2013, which was primarily attributable to test services performed for international (client bill) customers and increased volume from domestic commercial payors.
We believe that our NIPT accession volume will continue to be adversely affected as other companies license our technologies through the patent pool with Illumina and elect to perform their own NIPT, however, we believe the results of such future changes will be less significant. We also believe that our NIPT and carrier screening accessions volume will be positively impacted as we expand our sales of tests for use in average risk pregnancies.
The following is a summary of accessions by quarter:

	2015				2014
(accessions in thousands)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total accessions	42.2	41.0	44.4	52.8	50.9	46.6	50.1	49.9
Revenue
Revenues are derived from diagnostic services and license revenue and were as follows:

				Year Over Year Change
	Years Ended December 31,			2015 from 2014		2014 from 2013
(in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Diagnostic services revenue	$119,838	$148,605	$118,734	$(28,767)	(19)%	$29,871	25%
License revenue	8,444	2,964	822	5,480	185%	2,142	261%
Total revenue	$128,282	$151,569	$119,556	$(23,287)	(15)%	$32,013	27%
Diagnostic Services Revenue
Diagnostic services revenues are derived from providing testing services in our labs, which are reimbursed through arrangements with third-party payors or through contractual arrangements (client bill) and through amounts patients self-pay. Diagnostic services revenue is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the other revenue criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes labs and customers with whom we have a contractual agreement where they will pay for the test upon delivery of the test results to ordering physicians. Revenue from patients, through co-payments or through cash based services offerings are recognized on a cash basis. In certain instances, revenue from individual tests are recorded partially on an accrual basis and partially on a cash basis as a portion will be reimbursed through a third-party payor and a portion will be reimbursed through amounts paid by patients.
Diagnostic services revenue decreased $28.8 million, or 19%, during the year ended December 31, 2015, when compared to the prior year. The decrease was primarily attributed to a reduction in the number of NIPT accessions performed as a result of conversions to licensing arrangements, a reduction in cash basis revenue for collections related to prior periods as the volume of unrecorded receivables has declined and a reduction in other tests.

Diagnostic services revenue increased $29.9 million, or 25%, during the year ended December 31, 2014, when compared to the same period in the prior year. The increase was primarily attributed to an increase in client bill revenue which was primarily international customers and an increase in the number of accessions performed.
The following is a summary of diagnostic service revenues by quarter:

	2015				2014
(in millions)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Diagnostic Services Revenue:
Revenue recorded on accrual basis	$10.9	$11.0	$10.9	$13.8	$14.4	$11.0	$10.2	$4.3
Cash basis revenue for diagnostic services performed in the quarter	4.1	5.0	5.4	5.7	4.6	6.2	8.5	11.2
Cash basis revenue for diagnostic services performed in prior quarters	10.6	11.7	14.6	16.2	16.1	20.1	20.7	21.2
Total diagnostic services revenue	$25.6	$27.7	$30.9	$35.7	$35.1	$37.3	$39.4	$36.7
Revenue recorded on an accrual basis during the year ended December 31, 2015 was $46.6 million, an increase of $6.7 million, or 17%, compared to the same period in 2014. The increase in revenue recorded on an accrual basis was primarily due to transitioning additional payors from cash to accrual accounting in the second half of 2014 and additional commercial payors and domestic client bill arrangements, which was offset primarily by lower revenue from international client bill customers.
Revenue recorded on a cash basis for services performed during the year ended December 31, 2015 was $20.2 million, a decrease of $10.3 million, or 34%, compared to the same period in 2014. The decrease was due to the use of accrual accounting for additional payors and a lower number of accessions performed.
Diagnostic services performed in prior year but recorded as revenue on a cash basis in the current period for the year ended December 31, 2015 was less than prior year due primarily to the higher payments received in 2014 for prior services; whereas the amount of such payments was not as significant in 2015 due to a decrease in unrecorded accounts receivable available to collect.
Collections for services have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of December 31, 2015, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because accrual revenue recognition criteria was not met and the amounts had not been collected, range from approximately $16 million to $18 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected but we continue to pursue collection for our tests, where appropriate. This estimate has declined from $31 million to $34 million as of December 31, 2014 primarily as a result of collections during 2015.
We believe that our diagnostic services revenue will continue to be affected by our current revenue recognition policy of predominantly recognizing revenue upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of our existing LDTs and any future LDTs we may develop, the effect of competition on pricing, and payment patterns of third-party payors and patients. We also believe that our diagnostic services revenue will be affected as other companies license our technologies and other patent rights through the patent pool with Illumina, for which we will receive a test fee and as we expand our sales of tests for use in average risk pregnancies. In addition, we also believe the recent trends in the average number of days to collect a receivable and collections for accessions billed in prior periods, which have declined in recent periods, will remain, as a result of payors successfully adopting the new Current Procedure Terminology, or CPT, code for our MaterniT 21 PLUS test that took effect in January 2015. However, these trends could change in future periods with our recent introduction of LDTs that do not have a specific CPT code.
License Revenue
We primarily derive license revenues through a sharing of test fees under the Pooled Patents Agreement with Illumina. License revenue is recognized in the period reported by our partners or Illumina and in certain cases can result in a lag of revenue of up to one quarter from the period in which the test was performed.
Total license revenue for the year ended December 31, 2015 was $8.4 million, a 185% increase from the same period in 2014. The increase was primarily attributable to international and domestic client bill customers converting to licensees under the Pooled Patents Agreement that took effect in December 2014, and our share of test fees reported to us by our licensees and test fees reported to us by Illumina. License revenue may also be affected, as it was during the fourth quarter of 2015, due to delays in reporting that occur when Illumina customers begin performing NIPT in their own laboratories under license agreements. Additionally, we delivered the last element for certain license arrangements in 2015 and 2014 and recognized $0.8 million and $0.9 million of revenue, respectively.

Total license revenue for the year ended December 31, 2014 was $3.0 million, a 261% increase from the same period in 2013.The increase was primarily attributable to international client bill customers licensing our technology and performing their own NIPT.
The following is a summary of license revenue by quarter:

	2015				2014
(in millions)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total license revenue	$2.3	$2.2	$1.9	$2.1	$1.7	$0.6	$0.4	$0.3
Costs and Expenses
Our costs and expenses were as follows:

				Year Over Year Change
	Year Ended December 31,			2015 from 2014		2014 from 2013
(dollars in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$66,952	$83,475	$87,302	$(16,523)	(20)%	$(3,827)	(4)%
Selling and marketing	$34,725	$30,826	$37,588	$3,899	13%	$(6,762)	(18)%
Research and development	$22,839	$25,005	$38,735	$(2,166)	(9)%	$(13,730)	(35)%
General and administrative	$32,741	$46,910	$52,545	$(14,169)	(30)%	$(5,635)	(11)%
Restructuring costs	$656	$1,907	$5,753	$(1,251)	(66)%	$(3,846)	(67)%
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
The $16.5 million, or 20%, reduction in cost of revenues during the year ended December 31, 2015, when compared to 2014, was primarily attributable to lower test volume and lower cost of materials.
The $3.8 million, or 4%, reduction in cost of revenues during the year ended December 31, 2014, when compared to 2013 was primarily attributable to lower cost of materials and labor which was offset by higher test volumes. In 2014, we initiated various projects to lower laboratory operational costs related to materials, labor and overhead.
We continue to look for ways to reduce our costs per test but expect the overall cost of revenues to fluctuate with test volume, including potential volume in the average risk pregnancy market which may not be compensated.
Selling and Marketing Expenses
Selling and marketing expenses consists primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.
Selling and marketing expenses during the year ended December 31, 2015 increased 13% when compared with the same period in 2014. The increase was attributed to increased headcount and marketing expenses associated with competitive selling efforts and the introduction of new tests.
The $6.8 million, or 18%, decrease in selling and marketing expenses during 2014, when compared to 2013, was primarily due to the cost saving efforts that we put in place at the end of 2013, which lowered costs of personnel and related costs by $3.8 million, marketing cost by $1.1 million and travel costs by $1.6 million.
We expect our selling and marketing expenses to increase slightly in future periods as we expand our efforts in the obstetrics channel and begin to penetrate the average risk market.

Research and Development Expenses
Research and development expenses consists primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.
Research and development costs decreased $2.2 million, or 9%, for the year ended December 31, 2015 when compared to the same period in 2014 due to a decrease of $0.9 million in depreciation expense, lower labor costs of $0.5 million and lower clinical sample acquisition costs of $0.4 million as a result of completing two major studies in 2014.
The $13.7 million, or 35%, decrease in research and development expenses during 2014, when compared to 2013, was primarily due to $5.2 million incurred in 2013 for the completion of the Raleigh-Durham, North Carolina laboratory location, which incurred development cost prior to the location becoming operational in 2013, a $4.6 million decrease from a reduction in headcount and related costs, $2.5 million in lower clinical samples collected and lower project and sponsored research and development of $1.0 million and $0.6 million, respectively.
We expect our research and development expenses to decrease in future periods as we seek to partner with others for the commercialization of a liquid biopsy assay and as we focus efforts on a limited number of development projects.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, accounting, finance, non-allocated information technology and human resource personnel and outside professional fees.
The $14.2 million, or 30%, decrease in general and administrative expenses during the year ended December 31, 2015 when compared to the same period in 2014, was primarily related to a $12.3 million reduction in litigation costs, lower share-based compensation of $3.2 million and lower depreciation expense of $1.3 million, offset by costs incurred related to the convertible note exchange in 2015 of $1.6 million and increased information technology expenses of $1.4 million.
The $5.6 million, or 11%, decrease in general and administrative expenses during 2014, when compared to 2013, was primarily related to a decrease of $7.0 million in litigation costs, partially offset by increased bonus expenses of $1.2 million and an increase in the cost of billing operations of $0.5 million.
We expect to continue to realize lower general and administrative expenses due primarily to lower patent related litigation costs.
Restructuring Costs and Other Charges
During the year ended December 31, 2015, we recognized a $0.4 million impairment related to the decommissioning of a research and development laboratory at our corporate headquarters as we consolidated certain general and administrative personnel into our corporate headquarters. Additionally, we recognized $0.3 million in employee termination costs related to the consolidation of our Grand Rapids facility.
As part of an overall cost reduction effort, in August 2013, we communicated to our employees a plan to reduce our workforce. The restructuring resulted in the release of 57 employees, a reduction in our estimate of future cash flows to be generated by our AMD test which resulted in an impairment of our licensed technology asset, and the subsequent decision to exit our lease of a facility in San Diego, which expired in July 2015. In connection with the restructuring, we reassessed the costs that had been previously recorded for facility exit costs. During the year ended December 31, 2014, we recorded an additional $1.9 million as we revised our estimates related to the exited facility.
Gain on Pooled Patents Agreement and Sale of Assets
We recognized a $21.0 million gain on the Pooled Patents Agreement during the first quarter of 2015 relating to the delivery and acceptance of the remaining study related documents associated with the physical samples transferred to Illumina during the fourth quarter of 2014. The delivery of the study related documents satisfied the remaining deliverable in the arrangement for recognition of the $21.0 million deferred gain on the Pooled Patents Agreement reported on the consolidated balance sheet as of December 31, 2014. In the third quarter of 2015, we recognized a gain of $0.8 million in connection with the Asset Purchase Agreement with Immucor GTI Diagnostics, Inc., or Immucor, pursuant to which we sold certain assets and assigned certain agreements relating to the Grand Rapids facilities to Immucor.

Other Income and Expense, and Income Tax Expense

				Year Over Year Change
	Year Ended December 31,			2015 from 2014	2014 from 2013
(dollars in thousands)	2015	2014	2013	$ Change	$ Change
Interest expense	$(8,100)	$(8,184)	$(8,589)	$84	$405
Interest income	$71	$55	$146	$16	$(91)
Other (expense), net	$(177)	$(207)	$(110)	$30	$(97)
Income tax benefit (expense)	$(244)	$7,676	$1,353	$(7,920)	$6,323
Income Tax Benefit (Expense)
Our income tax expense during all periods is primarily due to statutory tax liabilities resulting from our state operations and the deferred income tax expense related to amortization of indefinite lived intangible assets.
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
Discontinued Operations
On May 30, 2014, we completed the sale of our Bioscience business to BioSciences Acquisition Company (“BioSciences”) who purchased substantially all of the assets used in, and assumed the liabilities of, the business previously reported as the Bioscience business segment. The sale, with a cash price of $31.0 million plus a $2.0 million milestone payment realized, provides us with additional working capital. As part of the sale, we were required to deposit in escrow $1.5 million to secure our indemnification obligations and any working capital adjustment to the purchase price. The escrow funds were restricted and we have received access to $1.0 million of these funds, while we continue to discuss certain working capital items. As part of the sale, we entered into several agreements with BioSciences. A supply agreement is effective for three years under which we may purchase consumables and systems for our laboratory business. We expect to purchase immaterial amounts of such products under the supply agreement. All leases associated with the Bioscience business segment were assumed by BioSciences, however, we subleased back a minor portion of a building in San Diego for office space where some of our administrative employees were located in 2015. As a result of the Bioscience segment sale our consolidated statements of operations, cash flows and the consolidated balance sheets have been retrospectively revised to reflect the financial results from the Bioscience business segment as discontinued operations.
Liquidity and Capital Resources
We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization and selling efforts associated with Sequenom Laboratories' tests and research and development projects, have been and will continue to be significant. As of December 31, 2015 and December 31, 2014, we had working capital of $67.5 million and $65.7 million, respectively.
We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, our share of test fees and royalties from the Pooled Patents Agreement, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections of our accounts receivable, collections from our commercialized tests and services and collections of test fees from the Pooled Patents Agreement. We have also financed our operating and capital requirements during the last three years with proceeds from the sale of our Bioscience segment and the upfront payment received from the Pooled Patents Agreement entered into with Illumina in 2014.
As of December 31, 2015, cash, cash equivalents, and current marketable securities totaled $76.2 million, compared to $93.9 million at December 31, 2014. The $17.7 million decrease is due primarily to cash used in operating activities of $20.2 million and payments on debt obligations of $4.1 million, offset by $6.0 million in cash received from the Pooled Patents Agreement and $0.8 million in cash received from the sale of assets to Immucor. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.
We expect that our cash, cash equivalents and current marketable securities are sufficient to provide for our operating needs through at least the next twelve months.
Operating Activities
Cash used in operations during the year ended December 31, 2015, was $20.2 million, compared to $28.1 million for the year ended December 31, 2014. The improvement in cash used in operations was primarily a result of our lower operating expenses.
Cash used in operations during 2014 was $28.1 million, compared to cash used of $88.1 million during 2013. The improvement was from higher revenue and lower operating costs.
Investing Activities
Net cash provided by investing activities was $10.5 million during the year ended December 31, 2015, compared to $32.9 million during the year ended December 31, 2014. Investing activities during 2015 included $6.0 million cash received from the Pooled Patents Agreement, net maturities of marketable securities of $4.8 million, receipt of restricted cash of $1.0 million and $0.8 million cash received from the sale of assets to Immucor, offset by purchases of property and equipment of $2.1 million. Investing cash inflows in 2014 included $29.3 million cash received from the sale of our Bioscience business segment and a net $36.0 million received in connection with the Pooled Patents Agreement. Offsetting these items were net purchases of marketable securities of $20.9 million, $9.3 million used for the purchase of the Isis intangible asset and $2.2 million used for the purchase of property, equipment and leasehold improvements.
Financing Activities
Net cash used by financing activities during year ended December 31, 2015 was $3.2 million, compared to $5.7 million during the year ended December 31, 2014. Financing activities during the year ended December 31, 2015 included payments on debt obligations of $4.1 million, partially offset by $0.9 million in net proceeds from the exercise of stock options and employee stock plan purchases. Financing activities during the year ended December 31, 2014 included payments on debt obligations of $7.5 million, partially offset by $1.8 million in net proceeds from the exercise of stock options and employee stock plan purchases.
Contractual Obligations
The following table summarizes our contractual obligations as December 31, 2015 (in thousands):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations (1)	$135,610	$316	$130,711	$869	$3,714
Research and development collaboration and licensing agreements(2)	4,093	573	906	666	1,948
Operating leases	27,448	2,492	5,192	5,481	14,283
Total contractual obligations	$167,151	$3,381	$136,809	$7,016	$19,945
(1) Long-term obligations include our Convertible Senior Notes, which are convertible at any time prior to the third trading day immediately preceding their maturity date in October 2017 and January 2018, at the option of the holders, into shares of our common stock at specified conversion rates and our financing obligation for building and improvements recorded in connection with our Raleigh-Durham, North Carolina location.
(2) Future minimum guaranteed payment obligations for royalties, milestone payments, and research funding obligations under all such agreements. The expected timing of payments included in the table above is estimated based on current information. Timing of payment and actual amounts paid may differ depending on the timing of receipt of services and/or achievement of milestones.
Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements in this Annual Report on Form 10-K. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at December 31, 2015, is provided in the notes to our consolidated financial statements. See "Notes to Consolidated Financial Statements, Note 7 - Commitments and Contingencies."
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
Revenue Recognition
We generate revenue from diagnostic services from providing laboratory-developed tests, or LDTs, primarily for the detection of specific fetal abnormalities or other genetic conditions, as well as through the Pooled Patents Agreement and others who have licensed our technology.
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the services delivered, whether there are existing contractual arrangements, and historical payment patterns. In determining when to record revenue, we evaluate collectability and consider whether there is sufficient history to reliably estimate a payor's payment patterns. Revenue is deferred for fees received before earned.
Diagnostic service revenues are derived from providing testing services in our laboratory, which are reimbursed through arrangements with third-party payors and amounts patients self-pay or through contractual arrangements (client bill). Diagnostic services revenue for third-party payors is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the above criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicare and Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes laboratories and customers with whom we have a contractual agreement where they will pay for the test upon delivery of the test results to the ordering physicians. We generally bill third-party payors upon delivery of a test result to the ordering physician following completion of a test. Patients have responsibility for out-of-pocket costs for amounts not covered by their insurance carrier and we bill the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Revenue from patients, through co-payments or through cash based service offerings, are recognized on a cash basis. Some payors may not cover the test as ordered by the physician under their reimbursement policies. Consequently, we pursue reimbursement on a case-by-case basis.
From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due.
License arrangements with third-party partners may involve multiple elements and we evaluate the agreements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence ("VSOE") of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, we use our best estimate of the selling price for the deliverable. Such amounts are recognized as revenue when each unit is delivered.
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
The revenue assumptions used in the valuation model were obtained from forecasts prepared by us that considered a range of likely outcomes and uncertainties (i.e., low, base, and high case). The royalty rates used in the valuation were derived using comparable market transactions and historical rates paid by us to license similar technology. The discount rate used in the valuation was based on the derived weighted average cost of capital, which was calculated using Company specific data and also considered a group of similar companies. The discount applied for the regulatory and market risks or uncertainties associated with successfully bringing the IVD product to market included: the technical risks in developing the product, the probability of FDA approval, the probability of approval from other world-wide regulatory bodies and the risks that the test would not include sufficient content to support commercial viability as an alternative to existing LDTs.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be our fiscal year 2018. We have not yet evaluated the potential impact of adopting the guidance on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. The ASU is effective for interim and annual periods beginning on or after January 1, 2016. The ASU will require us to reclassify our capitalized debt issuance costs currently recorded as assets on the consolidated balance sheets. The ASU will have no effect on our results of operations or liquidity.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. We do not expect the ASU to have a material impact on our financial statements upon adoption.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of a simplification initiative aimed at reducing complexity in accounting standards. Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We early adopted ASU 2015-17, effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets to net non-current deferred tax assets in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. We are currently assessing the impact this guidance will have on our consolidated financial statements.
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
The appropriate classification of marketable securities is determined at the time of purchase and reevaluated as of each balance sheet date. Based on this determination, as of December 31, 2015 and 2014, all of our investments in marketable securities were classified as available-for-sale and were reported at fair value. We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit default risk or underlying security and overall capital market liquidity. Declines in fair value that are considered other-than-temporary are charged to operations and those that are considered temporary are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. We use the specific identification method of determining the cost basis in computing realized and unrealized gains and losses on the sale of our available-for-sale securities.
At December 31, 2015, we had $76.2 million in cash, cash equivalents, and marketable securities, all of which are reported at their fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2015, as the assets consisted of highly liquid securities with short-term maturities.
Foreign Currency Rate Fluctuations
Transactions with our customers and vendors are primarily in USD. Foreign currencies to which we are exposed did not have a material impact on our business or operating results during the periods presented.
Interest Rate Sensitivity
Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur in 2016, our interest income would change by less than $1.0 million in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of December 31, 2015.
Changes in interest rates may impact our interest expense.  We have $130.0 million convertible senior notes (the "Notes") which bears interest at 5% and mature on October 1, 2017 and January 1, 2018. After the Notes mature or if we would refinance the Notes, an incremental change in the borrowing rate of 100 basis points would increase our interest expense by approximately $1.3 million based on the $130.0 million balance as of December 31, 2015.
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
Our management, under the supervision of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appears below under this Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sequenom, Inc.:
We have audited Sequenom, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sequenom, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Sequenom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sequenom, Inc. and subsidiary as of December 31, 2015, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for the year then ended and our report dated March 2, 2016 expressed an unqualified opinion on these consolidated financial statements.
/s/ KPMG LLP
San Diego, California
March 2, 2016

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

Exhibit Number	Description of Document

2.1(21)	Stock and Asset Purchase Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(23)	Restated Bylaws of Registrant, as amended.

3.3(27)	Amendment to Restated Bylaws of Registrant, as amended.

3.4(2)	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock.

3.5(3)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.

4.1(1)	Specimen common stock certificate.

4.2(3)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.

4.3(3)	Form of Right Certificate.

4.4(17)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.

4.5(18)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).

4.7(24)	Indenture dated as of June 9, 2015 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.8	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.7).

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.2(5)#	1999 Stock Incentive Plan, as amended.

10.3(4)#	1999 Stock Incentive Plan Form of Notice of Grant of Stock Option.

10.4(4)#	1999 Stock Incentive Plan Form of Stock Option Agreement.

10.5(6)#	1999 Employee Stock Purchase Plan, as amended.

10.6(7)#	2006 Equity Incentive Plan, as amended.

10.7(1)#	2006 Equity Incentive Plan Form of Stock Option Grant Notice.

10.8(1)#	2006 Equity Incentive Plan Form of Stock Option Agreement.

10.9(1)#	2006 Equity Incentive Plan Form of Notice of Exercise.

10.10(8)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Grant Notice.

10.11(8)#	2006 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.12(9)	Building Lease Agreement, dated March 29, 2000, between the Registrant and TPSC IV LLC.

10.13(10)	Form of Stock Issuance Agreement under 1999 Stock Incentive Plan.

10.14(11)	Amendment Number One to Lease dated March 29, 2000, by and between the Registrant and TPSC IV LLC dated September 9, 2005.

10.15(12)#	Form of Restricted Stock Bonus Grant Notice under 2006 Equity Incentive Plan.

10.16(12)#	Form of Restricted Stock Bonus Agreement under 2006 Equity Incentive Plan.

10.17(19)#	Non-Employee Director Compensation Policy.

10.18(13)#	Amended and Restated Change in Control Severance Benefit Plan.

10.19(14)	Stipulation of Settlement in In re Sequenom, Inc. Derivative Litigation.

10.20(15)	Registration Rights Agreement, dated May 12, 2010, by and among the Registrant and the other parties named therein.

10.21(16)#	New-Hire Equity Incentive Plan.

10.22(20)#	Employment Agreement dated January 29, 2014 between the Registrant and Dirk van den Boom.

10.23(21)*	License Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

10.24(21)*	Supply Agreement dated May 30, 2014 between the Registrant and BioSciences Acquisition Company.

10.25(21)*	Agreement for Services dated June 13, 2014 between the Registrant and Quest Diagnostics, Inc.

10.26(21)	First Amendment to Agreement for Services dated July 15, 2014 between the Registrant and Quest Diagnostics, Inc.

10.27(21)*	License Agreement dated June 13, 2014 between the Registrant and Quest Diagnostics, Inc.

10.28(22)*	Patent Purchase Agreement dated September 30, 2014 between the Registrant and Isis Innovation Limited.

10.29(22)	Second Amendment to Lease dated as of September 25, 2014 by and between Registrant and TPSC IV LLC, a Delaware limited liability company.

10.30*	Pooled Patents Agreement dated December 2, 2014 between the Registrant and Illumina, Inc.

10.31(25)*	Settlement Agreement dated December 2, 2014 among the Registrant, Illumina, Inc. and Sequenom Center for Medicine, LLC,

10.32(25)*	Amended and Restated Sale and Supply Agreement dated December 2, 2014 between the Registrant and Illumina, Inc.

10.33(25)*	Agreement dated December 2, 2014 between the Registrant and The Chinese University of Hong Kong

10.34(26)	Separation Agreement dated as of September 18, 2015 by and between the Registrant and William J. Welch.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

#	Management contract or compensatory plan.

*
Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.

(4)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-91665), as amended.

(5)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2006.

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed February 1, 2010.

(7)	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 29, 2010.

(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-152230) filed July 10, 2008.

(9)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2000.

(10)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2004.

(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed September 14, 2005.

(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 24, 2007.

(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2008.

(14)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2010.

(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed May 13, 2010.

(16)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended March 31, 2011.

(17)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed September 17, 2012.

(19)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2013.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed February 3, 2014.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2014.

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2014.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 19, 2015.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 11, 2015.

(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (No. 000-29101) for the year ended December 31, 2014.

(26)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed October 2, 2015.

(27)	Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-29101) filed January 28, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 2, 2016

SEQUENOM, INC.

By:	/S/ CAROLYN D. BEAVER
Carolyn D. Beaver
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY
Know all men by these presents, that each person whose signature appears below constitutes and appoints Dirk van den Boom and Carolyn D. Beaver, and each of them, as his or her attorneys-in-fact and agents, each with power of substitution in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DIRK VAN DEN BOOM, PH.D.	President and Chief Executive Officer (Principal Executive Officer), Director	March 2, 2016
Dirk van den Boom, Ph.D.

/S/ CAROLYN D. BEAVER	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2016
Carolyn D. Beaver

/s/ KENNETH F. BUECHLER, PH.D.	Director, Chairman of the Board of Directors	March 2, 2016
Kenneth F. Buechler, Ph.D.

/s/ CATHERINE J. MACKEY, PH.D.	Director	March 2, 2016
Catherine J. Mackey, Ph. D.

/S/ MYLA LAI-GOLDMAN, M.D.	Director	March 2, 2016
Myla Lai-Goldman, M.D.

/S/ RICHARD A. LERNER, M.D.	Director	March 2, 2016
Richard A. Lerner, M.D.

/s/ RONALD M. LINDSAY, PH.D.	Director	March 2, 2016
Ronald M. Lindsay, Ph.D.

/S/ DAVID PENDARVIS	Director	March 2, 2016
David Pendarvis

/S/ CHARLES SLACIK	Director	March 2, 2016
Charles Slacik

SEQUENOM, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sequenom, Inc:
We have audited the accompanying consolidated balance sheet of Sequenom, Inc. and subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequenom, Inc. and subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequenom, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
San Diego, California
March 2, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sequenom, Inc.
We have audited the accompanying consolidated balance sheet of Sequenom, Inc. as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequenom, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
March 2, 2016

SEQUENOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$50,344	$63,309
Marketable securities, available-for-sale	25,826	30,588
Accounts receivable, net	6,421	9,131
Inventories	2,417	6,516
Other current assets and prepaid expenses	3,991	12,112
Total current assets	88,999	121,656
Property, equipment and leasehold improvements, net	10,059	15,348
Goodwill	10,007	10,007
Intangible assets, net	8,087	11,247
Other assets	1,630	2,813
Total assets	$118,782	$161,071

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,234	$6,089
Accrued expenses	15,368	22,155
Long-term debt and obligations, current portion	316	4,144
Other current liabilities	589	2,581
Deferred gain on pooled patents agreement	—	21,000
Total current liabilities	21,507	55,969
Long-term debt and obligations, less current portion	5,294	5,602
Convertible senior notes	129,133	130,000
Other long-term liabilities	1,246	664
Total liabilities	157,180	192,235
Commitments and contingencies
Stockholders' deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.001; 185,000 shares authorized, 118,568 and 117,434 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	119	117
Additional paid-in capital	990,999	981,929
Accumulated other comprehensive income	112	87
Accumulated deficit	(1,029,628)	(1,013,297)
Total stockholders' deficit	(38,398)	(31,164)
Total liabilities and stockholders' deficit	$118,782	$161,071
See accompanying notes to the consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share information)

	Years Ended December 31,
	2015	2014	2013
Statements of Operations
Revenues:
Diagnostic services, net	$119,838	$148,605	$118,734
License	8,444	2,964	822
Total revenues	128,282	151,569	119,556
Costs and expenses:
Cost of revenues	66,952	83,475	87,302
Selling and marketing	34,725	30,826	37,588
Research and development	22,839	25,005	38,735
General and administrative	32,741	46,910	52,545
Restructuring costs and other charges	656	1,907	5,753
Total costs and expenses	157,913	188,123	221,923
Gain on pooled patents agreement and sale of assets	21,750	22,850	—
Operating loss	(7,881)	(13,704)	(102,367)
Interest expense	(8,100)	(8,184)	(8,589)
Interest income	71	55	146
Other expense, net	(177)	(207)	(110)
Loss from continuing operations before income taxes	(16,087)	(22,040)	(110,920)
Income tax (expense) benefit	(244)	7,676	1,353
Loss from continuing operations	(16,331)	(14,364)	(109,567)
Discontinued operations:
Earnings from discontinued operations, net of tax	—	15,376	2,161
Net (loss) income	$(16,331)	$1,012	$(107,406)
Net (loss) income per common share, basic and diluted
Continuing operations	$(0.14)	$(0.12)	$(0.95)
Discontinued operations	$—	$0.13	$0.02
Net (loss) income per share	$(0.14)	$0.01	$(0.93)
Weighted average number of shares outstanding, basic and diluted	118,223	116,729	115,378

Statements of Comprehensive (Loss) Income
Net (loss) income	$(16,331)	$1,012	$(107,406)
Other comprehensive income (loss):
Unrealized net (loss) gain on available-for-sale securities, net of taxes	(11)	(26)	51
Foreign currency translation adjustment	36	63	201
Write-off of foreign translation gain included in earnings from discontinued operations	—	(625)	—
Total other comprehensive income (loss)	25	(588)	252
Comprehensive (loss) income	$(16,306)	$424	$(107,154)
See accompanying notes to the consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at December 31, 2012	114,787	$115	$954,372	$423	$(906,903)	$48,007
Total comprehensive income (loss)	—	—	—	252	(107,406)	(107,154)
Share-based compensation	—	—	11,171	—	—	11,171
Shares issued or vested under employee stock plans	1,121	1	1,927	—	—	1,928
Repurchase of shares in satisfaction of tax withholding obligations in connection with the vesting of restricted units	(112)	—	(455)	—	—	(455)
Balance at December 31, 2013	115,796	116	967,015	675	(1,014,309)	(46,503)
Total comprehensive income (loss)	—	—	—	(588)	1,012	424
Share-based compensation	—	—	13,081	—	—	13,081
Shares issued or vested under employee stock plans	1,853	1	2,541	—	—	2,542
Repurchase of shares in satisfaction of tax withholding obligations in connection with the vesting of restricted units	(215)	—	(708)	—	—	(708)
Balance at December 31, 2014	117,434	117	981,929	87	(1,013,297)	(31,164)
Total comprehensive income (loss)	—	—	—	25	(16,331)	(16,306)
Share-based compensation	—	—	7,038	—	—	7,038
Shares issued or vested under employee stock plans	1,350	2	1,614	—	—	1,616
Repurchase of shares in satisfaction of tax withholding obligations in connection with the vesting of restricted units	(216)	—	(684)	—	—	(684)
Convertible senior notes conversion option	—	—	1,102	—	—	1,102
Balance at December 31, 2015	118,568	$119	$990,999	$112	$(1,029,628)	$(38,398)
See accompanying notes to the consolidated financial statements.

SEQUENOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net (loss) income	$(16,331)	1,012	(107,406)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of discontinued operations	—	(24,291)	—
Loss (earnings) from discontinued operations, net of tax	—	583	(2,161)
Share-based compensation	7,038	11,519	9,527
Depreciation and amortization	10,144	12,232	14,174
Non-cash restructuring costs and other charges	386	1,907	2,358
Other non-cash items	1,285	387	1,111
Gain on pooled patents agreement and sale of assets	(21,723)	(21,000)	—
Changes in operating assets and liabilities:
Accounts receivable	2,710	(6,579)	(1,747)
Inventories	4,099	5,082	(6,636)
Prepaid expenses and other assets	1,238	(1,675)	(151)
Accounts payable and accrued expenses	(7,641)	(5,681)	2,099
Other liabilities	(1,407)	(1,582)	737
Net cash used in operating activities of continuing operations	(20,202)	(28,086)	(88,095)
Investing activities
Purchases of property, equipment and leasehold improvements	(2,067)	(2,236)	(12,071)
Purchases of marketable securities	(25,187)	(45,128)	(52,826)
Maturities of marketable securities	30,000	24,203	95,393
Payment for the purchase of intangibles	—	(9,250)	—
Net cash received from sale of segment	—	29,291	—
Proceeds from pooled patents agreement	6,000	42,150	—
Proceeds from the sale of assets	750	—	—
Distribution from pooled patents agreement	—	(6,150)	—
Change in restricted cash	996	—	—
Net cash paid for other assets	—	—	(483)
Net cash provided by investing activities of continuing operations	10,492	32,880	30,013
Financing activities
Payments on term loan and capital lease obligations	(4,144)	(7,541)	(7,574)
Proceeds from common stock issued under employee stock plans	932	1,833	1,473
Net cash used in financing activities of continuing operations	(3,212)	(5,708)	(6,101)
Discontinued operations
Net cash provided by operating activities of discontinued operations	—	2,816	2,456
Net cash used in investing activities of discontinued operations	—	(164)	(643)
Net cash provided by discontinued operations	—	2,652	1,813
Effect of exchange rate changes on cash and cash equivalents	(43)	(18)	157
Net (decrease) increase in cash and cash equivalents	(12,965)	1,720	(62,213)
Cash and cash equivalents at beginning of period	63,309	61,589	123,802
Cash and cash equivalents at end of period	$50,344	$63,309	$61,589

Supplemental disclosure of cash flow information
Cash paid for interest	$6,847	$7,129	$7,386
See accompanying notes to the consolidated financial statements.

SEQUENOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which include all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.
Segment and Geographic Information
The Company evaluates segment reporting in accordance with Accounting Standards Codification ("ASC") 280 during each reporting period, including evaluating the reporting package reviewed by the Company’s Chief Operating Decision Maker (the "CODM"). As of December 31, 2015, the Company concluded it operates in a single operating segment and a single reporting unit as a provider of innovative diagnostic testing services based on the financial information available and that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company currently derives its diagnostic services revenue from domestic and international customers by providing testing services in its laboratories located in San Diego, California and Raleigh-Durham, North Carolina. During the year ended December 31, 2015, 5% of diagnostic services revenue was recognized from international customers. During the year ended December 31, 2014, 13% of diagnostic services revenue was recognized from international customers. The Company also generates license revenue through the Company's Pooled Patents Agreement (the "Pooled Patents Agreement") with Illumina, Inc. ("Illumina"). The Company has limited visibility into the revenue reported by Illumina to the Company. For the portion of the Company's license revenue recognized from the Pooled Patents Agreement that is derived from Illumina partners or licensees, the Company does not have the ability to determine whether the license revenue was derived from domestic or international sources.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. An example of the Company’s significant accounting estimates that may involve a higher degree of judgment and complexity than others include revenue recognition. Actual results could differ materially from those estimates and assumptions.
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
At December 31, 2014, the Company had recorded a $21.0 million deferred gain on the Pooled Patents Agreement, which was recognized as a gain during the year ended December 31, 2015 following delivery and acceptance of the study related documents associated with the physical samples provided to Illumina.
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

The Company considers ordering physicians and client laboratories to be its customers, and no single customer accounted for over 10% of total revenue. However, hundreds of third-party payors have reimbursed the Company for one or more of our tests. At a third-party payor level, no single payor represented more than 10% of total revenue during the year ended December 31, 2015. One third-party payor represented more than 10% of total revenue during the year ended December 31, 2014, accounting for $17.4 million, or 11%, of total revenue. In 2013, two third-party payors represented $25.0 million and $12.6 million or 21% and 11% of revenue, respectively.
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
Fair Value Measurements
Financial instruments consist principally of cash, cash equivalents, short-term marketable securities, accounts receivable, accounts payable, accrued expenses, long term debt and the Company's 5.00% Convertible Senior Notes due 2017 and 2018, or the Convertible Senior Notes.
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
Level 2-Includes other inputs that are directly or indirectly observable in the marketplace.
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
Accounts Receivable
Diagnostic services revenue is recorded on an accrual basis for payors and tests that meet the revenue recognition criteria for accrual basis and for client bill arrangements, which are primarily labs and international customers, upon delivery of test results to ordering physicians where an agreement exists and for which collectability is reasonably assured.
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
In cases where the lessor grants leasehold improvement allowances and the Company is deemed the accounting owner, rent expense is reduced by the allowances paid as those amounts are capitalized as improvements which are recognized as deferred rent that is amortized over the shorter of the lease term or the expected useful life of the improvements. During the years ended December 31, 2015, 2014 and 2013, no leasehold improvements were capitalized by the Company.
Rent expense for operating leases is recognized on a straight-line basis. Rent expense of $3.5 million, $5.2 million, and $5.8 million was recognized for all operating leases during the years ended December 31, 2015, 2014 and 2013, respectively. Current and noncurrent deferred rent totaled $0.0 and $0.4 million, respectively, at December 31, 2015, and $1.2 million and $0.1 million, respectively, at December 31, 2014.
Intangible Assets
Intangible assets that have finite useful lives consist of purchased patent rights and licenses. These intangible assets are being amortized over the expected economic use of the assets.
Net Income (Loss) Per Share
Basic and diluted net (income) loss per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Common stock equivalents that could potentially reduce net earnings per common share in the future that were not included in the determination of diluted net income (loss) per common share as their effects were antidilutive are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Shares underlying Convertible Senior Notes	28,088	28,088	28,088
Options to purchase common stock	14,435	13,266	13,961
Restricted stock units not yet vested and released	3,870	2,038	1,654
Restricted stock awards issued, but unvested	—	34	17
Warrants to purchase common stock	200	250	250
Total	46,593	43,676	43,970
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
During the third quarter of 2015, the Company determined certain indicators of potential impairment were present. Based on this assessment, the Company performed a qualitative and quantitative step one analysis for goodwill impairment. As a result of its analysis, the Company considered the indicators noted above and a comparison of carrying amounts to estimated fair values of the Company’s assets and liabilities. The Company determined it did not meet the more likely than not criteria that the fair value of goodwill was less than its carrying amount, primarily as the fair value of its reporting unit substantially exceeded its carrying value. Therefore, step two of the goodwill impairment test was not required.
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
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based payments made to employees, directors, and consultants based on estimated fair value, net of estimated forfeitures. These share-based awards include stock options, restricted stock and restricted stock units, and stock purchase rights under the Company's employee stock purchase plan. The fair value of stock options granted and stock purchase rights is estimated using the Black-Scholes-Merton ("BSM") option-pricing model and for market-based grants the Monte Carlo simulation model is used. These models require the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee share-based compensation at the date of grant or modification. The fair value of restricted stock awards and restricted stock units is based on the market price of the Company's common stock on the date of grant.

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
Restructuring Costs
In May 2015, the Company decommissioned one of its research and development laboratories as part of the Company's plan to move certain general and administrative functions into the Company's corporate headquarters facility. As part of the decommissioning of the laboratory the Company recognized an impairment charge of $0.4 million on certain laboratory assets which it deemed would no longer be used. Additionally, in May 2015, the Company committed to a plan to consolidate its Grand Rapids facility. In connection with the plan the Company recognized $0.3 million in employee termination costs during the year ended December 31, 2015.
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
Income Taxes
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of December 31, 2015 and 2014, we maintained valuation allowances against U.S. and foreign deferred tax assets that we concluded had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.
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

Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) and its components encompasses all changes in equity other than those with stockholders, and includes net income (loss), unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be the Company's fiscal year 2018. The Company has not yet evaluated the potential impact of adopting the guidance on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. The ASU is effective for interim and annual periods beginning on or after January 1, 2016. The ASU will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated balance sheets. The ASU will have no effect on the Company's results of operations or liquidity.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. The Company does not expect the ASU to have a material impact on its financial statements upon adoption.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of a simplification initiative aimed at reducing complexity in accounting standards. Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company early adopted ASU 2015-17, effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax assets to net non-current deferred tax assets in its consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
Note 2.         Supplementary Financial Information

Marketable Securities, Available-for-sale (in thousands):	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$25,238	$—	$(24)	$25,214
Certificates of deposit	97	—	—	97
Mutual funds	312	203	—	515
Total marketable securities	$25,647	$203	$(24)	$25,826

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$30,049	$—	$(29)	$30,020
Certificates of deposit	48	—	—	48
Mutual funds	277	243	—	520
Total marketable securities	$30,374	$243	$(29)	$30,588
As of December 31, 2015 and December 31, 2014, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as the Company has the intent and ability to hold the securities for a period of time sufficient to allow for recovery in the market value. As of December 31, 2015, all marketable securities were due within fifteen months.

Other Current Assets and Prepaid Expenses (in thousands):	December 31, 2015	December 31, 2014
Pooled patents agreement receivable	$—	$6,000
Other	3,991	6,112
Total	$3,991	$12,112

Inventories (in thousands):	December 31, 2015	December 31, 2014
Raw materials	$2,145	$6,165
Work in process	272	351
Total	$2,417	$6,516

Property, Equipment and Leasehold Improvements (in thousands):	December 31, 2015	December 31, 2014
Building and improvements	$8,673	$8,673
Laboratory equipment	33,796	34,026
Leasehold improvements	6,411	6,351
Office furniture and equipment	16,448	16,709
	65,328	65,759
Less accumulated depreciation	(55,269)	(50,411)
Total	$10,059	$15,348
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $7.0 million, $11.5 million, and $13.6 million, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Accrued Expenses (in thousands):	December 31, 2015	December 31, 2014
Accrued royalties, licenses, and collaboration payments	$5,046	$7,223
Accrued compensation and related taxes	5,349	7,606
Accrued professional and consulting fees	468	1,872
Other	4,505	5,454
Total	$15,368	$22,155
Note 3.         Significant Acquisitions and Other Transactions
Asset Purchase Agreement
On August 3, 2015, Sequenom Laboratories entered into an Asset Purchase Agreement with Immucor GTI Diagnostics, Inc., or Immucor, pursuant to which Sequenom Laboratories sold certain assets and assigned certain agreements relating to the Grand Rapids facilities to Immucor effective August 3, 2015. In consideration for the transferred assets, Sequenom

Laboratories received a one-time cash payment of $0.8 million. The Company recognized a gain on sale of assets of $0.8 million in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.
Acquisition of Patent Rights
On September 30, 2014, the Company entered into a patent purchase agreement (Patent Purchase Agreement) with Isis Innovation Limited (“Isis”). The acquired patents and patent applications from Isis relate to noninvasive prenatal testing for use in the United States, Canada, Japan, Australia, Hong Kong and Europe. The purchase was an asset acquisition and the accounting guidance required the assets acquired to be measured at the cost of the consideration paid or the fair value of the asset acquired, whichever measure is more reliable. The Company previously held an exclusive license to the patents and patent applications under the Exclusive License of Technology Agreement, dated October 14, 2005, between Isis and the Company, as amended (the “Exclusive License Agreement”). Under the Patent Purchase Agreement the Exclusive License Agreement was terminated as of September 30, 2014.
In consideration for the exclusive rights to the license, the Company made an up-front payment of $9.25 million to Isis and agreed to waive $2.1 million in legal fees owed to the Company by Isis. Additionally, Isis agreed to waive $1.4 million of royalties owed by the Company to Isis, under the Exclusive License Agreement.  Including the remaining intangible asset value of $0.65 million from the Exclusive License Agreement, the acquired patent value was $10.6 million. The purchased patent rights will be amortized on a straight-line basis over their expected useful life, which was determined to be 3.5 years or through March 2018. Under the agreement, the Company may also be required to make future payments to Isis based on meeting or exceeding certain revenue targets.
As of December 31, 2015, the carrying amount of the Company's intangible assets was $12.7 million less accumulated amortization of $4.6 million. Future estimated amortization of intangible assets at December 31, 2015 is as follows (in thousands):

2016	$3,160
2017	3,160
2018	898
2019	144
2020	144
Thereafter	581
Total	$8,087
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
In consideration, Illumina made an aggregate $50 million upfront payment to the Company as part of the agreement, of which $6 million was received in January 2015 and $44 million was received in 2014. Illumina will also pay royalties to the Company for sales of IVD kits for NIPT. The Company, Illumina and their sublicensees will each pay a per-test fee into a pool for laboratory-developed NIPT tests depending on the annualized volumes of tests, which will be shared between the Company and Illumina. Illumina has agreed to make minimum yearly payments to the Company under the pool covering both IVD royalties and Sequenom’s share of the collected test fees through 2020. The Pooled Patents Agreement will remain in effect until the date of expiration of the last to expire pooled patent on, which may be extended if patent applications in the pool are approved. Neither party may terminate the Pooled Patents Agreement except by mutual written agreement of the parties.
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
The Company transferred to Illumina the IVD technology and settled all claims and disputes with Illumina set forth in the Settlement Agreement during the fourth quarter of 2014. As such, the Company satisfied two deliverables in the arrangement and recognized $22.85 million as a gain on the Pooled Patents Agreement in the consolidated statement of operations and comprehensive income (loss) during the fourth quarter of 2014. At December 31, 2014, the Company had recorded a $21 million deferred gain on the Pooled Patents Agreement, which was recognized as a gain during the three months ended March 31, 2015 following delivery and acceptance of the study related documents associated with the physical samples provided to Illumina.
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

	Years Ended December 31,
Discontinued Operations (in thousands)	2014	2013
Revenues:
Bioscience product sales and services	$12,470	$42,870
Cost of revenues:
Cost of bioscience product sales and services	4,235	15,436
Gross margin	8,235	27,434
Operating expenses:
Selling and marketing	6,237	13,772
Research and development	2,248	7,797
General and administrative	643	1,621
Restructuring costs	19	284
Total operating expenses	9,147	23,474
(Loss) earnings from discontinued operations	(912)	3,960
Other income (expense), net	81	(145)
(Loss) earnings from discontinued operations before income taxes	(831)	3,815
Income tax benefit (expense)	248	(1,654)
Loss (earnings) from discontinued operations	$(583)	$2,161
The gain on the sale of the Bioscience business segment was $16.0 million. The gain was comprised of the aggregate cash sales price of $31.8 million, plus a $2.0 million milestone payment. This was offset by $8.3 million of related tax expense, net book value of $6.2 million, adjustments for working capital of $0.8 million, and transaction costs of approximately $2.5 million, which consist primarily of investment banking and legal fees.
In connection with the sale of the Bioscience segment, the Company also entered into other agreements designed to facilitate the orderly transfer of business operations to the purchaser of the Bioscience business. One agreement is a three year Supply Agreement with the purchaser of the Bioscience business where the Company may purchase consumables and systems for the laboratory business for the first twelve months of the agreement at preferred pricing. Purchases made by the Company of consumables and systems for the year ended December 31, 2015 and 2014 were $0.6 million and $0.7 million, respectively, and these sales have been eliminated from discontinued operations reported revenue in 2014 because the transaction was intra-entity.
Note 5.         Research and Development and Collaboration and Licensing Agreements
The Company has entered into various collaborative agreements that provide rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the Company's collaborative partners. Terms of the various collaboration agreements may require us to make milestone payments upon the achievement of certain product research and development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. Certain of the licensing agreements require guaranteed minimum royalty payments. Terms of the licensing agreements generally range from the remaining life of the patent up to17 years and, in some cases, may be subject to earlier termination by either party upon specified circumstances.
Total expense incurred under all research and development collaboration and licensing agreements for royalties, milestone payments, and research funding obligations, including amortization, during the years ended December 31, 2015, 2014 and 2013 was $12.2 million, $13.6 million and $12.0 million, respectively.
Future minimum guaranteed payment obligations for royalties, milestone payments, and research funding obligations under all such agreements at December 31, 2015 are as follows (in thousands):

2016	$573
2017	573
2018	333
2019	333
2020	333
Thereafter	1,948
Total	$4,093

Note 6.         Long-Term Obligations (in thousands, except percentages):

	December 31, 2015	December 31, 2014
5.00% Convertible Senior Notes due October 2017 ($45,000) and January 2018 ($85,000), interest payable semi-annually in April and October	$130,000	$130,000
Unamortized debt discount on Convertible Exchange Senior Notes due January 2018	(867)	—
Bank Loans due May 2015, principal and interest payable monthly, weighted-average effective interest rates of 5.5%, net of unamortized discount of $8 at December 31, 2014.	—	3,722
Obligation for building and improvements, effective interest rate of 5.2% as of December 31, 2015 and December 31, 2014, expiring October 2026	5,597	5,868
Capital lease liabilities, expiring January 2016, net of unamortized discounts of $0 and $17 at December 31, 2015 and December 31, 2014, respectively	13	156
Total long-term obligations	134,743	139,746
Less current portion	(316)	(4,144)
Non-current portion	$134,427	$135,602
Future maturities of long-term obligations at December 31, 2015 are as follows (in thousands):

2016	$316
2017	45,337
2018	85,374
2019	414
2020	455
Thereafter	3,714
Total gross maturities	135,610
Less unamortized discounts for imputed interest	(867)
Total long-term obligations	$134,743
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
The Company accounted for the Exchange Transactions as a debt modification and not a debt extinguishment under ASC 470-50, as the terms of the 2018 Notes were not substantially different from those of the exchanged 2017 Notes. The Company incurred approximately $1.6 million in fees directly related to the Exchange Transactions which were expensed as incurred during the year ended December 31, 2015. As noted above, the 2018 Notes term was extended for an additional three months and mature January 1, 2018. The extension of the term increased the fair value of the 2018 Notes embedded, unseparated conversion option by approximately $1.1 million, which was recorded as an increase in the debt discount of the convertible senior notes and corresponding increase in additional paid-in capital and will be amortized over the remaining 30 month term of the 2018 Notes using the effective interest rate method.
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

The 2017 Notes are convertible into a total of 9.7 million shares of common stock, which was equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of the 2017 Notes, which would result in a maximum issuance of 12.4 million shares of common stock if all holders converted at the maximum conversion rate. In addition, under certain circumstances the Company, in connection with a make-whole fundamental change (as defined in the indenture governing the 2017 Notes), may be required to increase the conversion rate for holders of the 2017 Notes. As of December 31, 2015, no change to the conversion rate has occurred on the 2017 Notes.
The Company could not redeem the 2017 Notes prior to October 1, 2015. After October 1, 2015, the Company may redeem for cash all, but not less than all, of the 2017 Notes if the last reported sale price of the common stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which the notice of the redemption is delivered. The redemption price will equal 100% of the principal amount of the 2017 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the 2017 Notes are called for redemption, a make-whole fundamental change will be deemed to occur. As a result, in certain circumstances, this would increase the conversion rate for holders who convert their 2017 Notes after a notice of redemption is delivered and on or prior to the close of business on the third business day immediately preceding the relevant redemption date. Upon a fundamental change, subject to certain exceptions, the holders may require that the Company repurchase some or all of their 2017 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2017 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
Note 7.         Commitments and Contingencies
Ariosa Litigation
In December 2011, the Company was named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, or District Court, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff's noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the '540 Patent, which was exclusively in-licensed from Isis prior to September 30, 2014, when the Company purchased the patent from Isis. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the '540 Patent and seeking unspecified damages and injunctive relief. The Company's counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only, but with the purchase of the '540 Patent, Isis was dismissed from the lawsuit. In March 2012, Ariosa responded to the Company's answer and counterclaims and asserted affirmative defenses including invalidity of the '540 Patent under U.S. patent laws. In March 2012, the Company filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the District Court denied the Company's motion for preliminary injunctive relief and on July 16, 2012, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, or CAFC, from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the '540 Patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the '540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013, the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013, the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the '540 Patent is invalid under Title 35 U.S.C. §101. The Company disagreed with the Order and appealed the decision to the CAFC. The CAFC issued its decision on June 12, 2015 affirming the District Court. On August 13, 2015, the Company filed a petition for en banc rehearing by the CAFC. That petition was denied by the Court of Appeals on December 2, 2015. The Company intends to file a certiorari petition within the time allotted for U.S. Supreme Court review of the appeal. If that petition is successful, the Company intends to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intend to vigorously pursue the Company's claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
Ariosa Inter Partes Review
In addition, Ariosa has sought to invalidate the '540 Patent through a petition for inter parties review, or IPR, (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office, or USPTO. Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014, invalidating some claims but upholding the validity of other claims. Both the Company and Ariosa requested reconsideration of the PTAB decision. Those requests were denied by the PTAB. On April 7, 2015, Ariosa filed a Notice of Appeal to appeal the PTAB decision to the CAFC. Two weeks later, on April 21, 2015, the Company filed a Notice of Appeal for the Company's cross-appeal of the PTAB decision to the CAFC. Both the Company and Ariosa requested, by joint motion filed on July 17, 2015, a stay of the appeal of the PTAB decision pending resolution of the appeal of the decision from the District Court that the '540 patent claimed patent ineligible subject matter. On July 22, 2015, the clerk of the CAFC granted a full stay of proceedings. On January 11, 2016, and in response to a request for an update from the clerk of the CAFC, the Company and Ariosa once again requested by joint motion a full stay of the appeal of the PTAB decision.
Natera Litigation
In January 2012, the Company was named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the District Court, case no. 3:12-cv-00132-SI. In the complaint, Natera seeks a judicial declaration that (i) activities related to Natera's noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the '540 Patent, and (ii) one or more claims of the '540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, the Company filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the '540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. The Company's counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and the Company has dismissed Isis from the case now that the Company has purchased the '540 patent from Isis. On October 16, 2013, the District Court issued its order on the interpretation of the patent claims. Many of the '540 Patent claims asserted against Natera are the same claims that were invalidated by the District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Natera stipulated to final judgment on the '540 patent claims in this case and appealed the patent invalidity determination to the CAFC, which consolidated the Ariosa, Natera, and Verinata case appeals. On August 13, 2015, the Company filed a petition for en banc rehearing by the CAFC. That petition was denied by the CAFC on December 2, 2015. The Company intends to file a certiorari petition within the time allotted for U.S. Supreme Court review of the appeal. If that petition is successful, the Company intends to vigorously defend against the judicial declarations sought by Natera in its complaint and intend to vigorously pursue the Company's claims against Natera for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.
Verinata and Stanford Litigation
In February 2012, the Company and SCMM were named as defendants in a complaint filed by plaintiffs Verinata Health, Inc., or Verinata, and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in the District Court, case no. 3:12-cv-00865-SI. Verinata was acquired by Illumina, Inc. in 2013. In the complaint (i) Verinata seeks a judicial declaration that activities related to its noninvasive prenatal test using cell-free DNA circulating in the blood of a pregnant woman do not directly or indirectly infringe any claim of the '540 Patent, which at the time was exclusively in-licensed from Isis but has since been purchased from Isis, (ii) Verinata seeks a judicial declaration that each claim of the '540 Patent is invalid for failure to comply with the requirements of the patent laws of the U.S., and (iii) Verinata and Stanford allege that the Company and SCMM, by performing the Company's noninvasive prenatal MaterniT21 test, have and continue to directly infringe U.S. Patent No. 8,008,018, or the '018 Patent, entitled Determination of Fetal Aneuploidies by Massively Parallel DNA Sequencing and U.S. Patent No. 7,888,017, or the '017 Patent, entitled Noninvasive Fetal Genetic Screening by Digital Analysis, each of which have been exclusively licensed to Verinata by Stanford and seek unspecified damages. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Verinata is infringing the '540 Patent and seeking unspecified damages and injunctive relief. The Company's counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only. In June 2012, plaintiffs Verinata and Stanford amended their complaint and allege that the Company and SCMM, by performing its noninvasive prenatal MaterniT21 PLUS test, have and continue to directly infringe U.S. Patent No. 8,195,415, or the '415 Patent, entitled Noninvasive Diagnosis of Fetal Aneuploidy by Sequencing, which has been exclusively licensed to Verinata by Stanford and seek unspecified damages. In July 2012, the Company filed an answer to the complaint.
On October 16, 2013, the District Court issued its order on the interpretation of the '540 Patent, '018 Patent, '017 Patent, and '415 Patent claims. Many of the '540 Patent claims asserted against Verinata are the same claims that were invalidated by the District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Verinata stipulated to final judgment on the '540 patent claims in this case and have appealed the patent invalidity determination to the CAFC for the Federal Circuit. The District Court set trial beginning February 23, 2015 on the '018, '017, and '415 Patents. On December 2, 2014, the Company and Verinata reached a settlement that resolved litigation between us involving the '540 Patent, '018 Patent, '017 Patent, and '415 Patent, and all litigation between Verinata and the Company related to these patents is now dismissed. As part of that settlement, rights to the '540 Patent, '018 Patent, '017 Patent, and '415 Patent, along with other U.S. and foreign patents and pending applications, are now pooled under the Pooled Patents Agreement between Illumina (who acquired Verinata) and the Company. The Company and Verinata are now licensees to the patent rights that are pooled under the Pooled Patents Agreement.
Verinata Patent Interference I

On March 12, 2013 the USPTO, declared a patent interference (Patent Interference No. 105,920 (DK)) between Verinata's '018 Patent, which Verinata had asserted against the Company in the litigation, and its then in-licensed (from CUHK) pending patent application no. 13/070,275 (publication no. US2011/0318734 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). Two related patent interferences (Patent Interference Nos. 105,923 and 105,924 (DK)) were declared by the USPTO between patent applications related to the patent and application in the ‘920 Interference. On April 7, 2014, the USPTO concluded the interferences, ruling that Verinata’s '018 Patent and related patent application lacked sufficient disclosure to meet the written description requirement for the patent claims, and entered judgment canceling all four of the ‘018 patent claims in the interference and the involved claims of the related patent application. Verinata has appealed the USPTO’s decision to the District Court. The District Court had set trial to beginning February 23, 2015 on the appeal from the '920, '923 and '924 interferences but later stayed all proceedings. That stay has since been lifted and on August 27, 2015 the District Court issued an Order that transferred the interferences to the CAFC. On December 2, 2014, the involved patents and applications were added to the patent pool. The Company is not a party to the District Court proceedings or the transfer of those proceedings to the CAFC.
Verinata Patent Interference II
On May 3, 2013, the USPTO declared a patent interference (Patent Interference No. 105,922 (DK)) between Verinata's '415 Patent, which Verinata has asserted against the Company in the litigation, and its then in-licensed (from CUHK) pending patent application no. 13/070,266 (publication no. US2012/0003637 entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Massively Parallel Genomic Sequencing”). On April 7, 2014, the USPTO ruled that the pending patent application no. 13/070,266 has sufficient disclosure to meet the written description requirement for the patent claims and ordered the interference to proceed to the priority phase to determine which inventors were the first to invent the subject matter of the interference and entitled to a patent on that subject matter. The Company also separately challenged the validity of Verinata’s '415 Patent in an IPR proceeding before the USPTO (Case IPR 013-00390). The USPTO recently issued a decision in the '922 Interference and the '415 Patent IPR upholding the validity of the '415 patent. Pursuant to the terms of the Company's settlement with Verinata, the Company will not appeal these decisions.
EU Opposition Proceedings
On September 29, 2014 and October 1, 2014 two unknown third parties initiated Opposition Proceedings against European Patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” in the European Patent Office. This patent was previously in-licensed by the Company from CUHK but has since been added to the patent pool under the Pooled Patents Agreement. The Company has rights to this patent under the patent pool but the Company no longer controls efforts to defend this patent in the Opposition Proceedings.
Premaitha Litigation
Certain litigations were initiated in 2015 to enforce the pooled patent rights. On March 13, 2015, Illumina filed a complaint in the High Court of Justice, Chancery Division, United Kingdom, alleging that Premaitha Health PLC, or Premaitha, infringed two European patents in the patent pool: EP0994963 and EP1981995. The Company is named as a plaintiff in this lawsuit because the Company owns the EP0994963 patent by virtue of our purchase of this patent, a counterpart to the U.S. '540 patent, from Isis in 2014. Trial in this case is expected to take place sometime after July 1, 2016, most likely in early October 2016.
Other
In addition, from time to time, the Company may be involved in litigation, claims, investigations and/or proceedings relating to employment, intellectual property and contractual matters as well as claims arising out of its operations in the normal course of business, including claims related to its products, tests, and services, including LDT services. These other matters are, in the opinion of management, immaterial with respect to the Company's consolidated financial position, liquidity, or results of operations or the damage amounts alleged by claimants are not necessarily meaningful indicators of potential liabilities.
The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Legal proceedings are inherently unpredictable and the matters in which the Company is involved often present complex legal and factual issues. Because of the uncertainties related to the Company's pending litigations, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. An adverse ruling or outcome in any lawsuit involving the Company could materially affect its business, liquidity, consolidated financial position or results of operations, the ability to sell one or more of the Company's products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which it is a party or the impact on the Company of an adverse ruling of such matters.
Operating Leases
Future minimum annual obligations under all non-cancellable operating lease commitments, including facility leases at December 31, 2015 are as follows (in thousands):

2016	$2,492
2017	2,561
2018	2,631
2019	2,704
2020	2,778
Thereafter	14,283
Total	$27,449
Note 8.         Preferred and Common Stock
Preferred Shares
The Board of Directors has the authority to designate up to 5.0 million shares of preferred stock in one or more series and to define the terms of each series of preferred stock, including dividend, conversion, voting, redemption and liquidation rights and preferences. As of December 31, 2015, no preferred stock has been issued or is outstanding.
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
Common Shares
As of December 31, 2015, the Company has authorized 275 million shares of common stock, of which 16.4 million shares are available for future issuance. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2015 are as follows (in thousands):

Stock options:
Issued and outstanding	11,408
Available for future grant	6,766
Issued and outstanding restricted stock units	2,443
Available for issuance under the ESPP	1,025
Warrants outstanding	200
Convertible Senior Notes	28,088
Total	49,930
Note 9.         Stock Compensation Plans
Equity Incentive Plans
The 2006 Equity Incentive Plan, or the 2006 Plan, as approved by stockholders, provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to employees, directors and consultants.

As of December 31, 2015, under the 2006 Plan, up to an aggregate of 20.1 million shares of common stock may be issued, of which 13.5 million shares are reserved for issuance upon exercise of granted and outstanding options and vesting of restricted stock units, and 6.5 million shares are available for future grants.
The New-Hire Equity Incentive Plan, or the New-Hire Plan, which was approved by the Board of Directors in 2010, provides for the granting of stock options to eligible persons entering into employment with the Company and are not available to current or former employees or directors unless there has been a bona fide period of non-employment. As of December 31, 2015, under the New-Hire Plan, up to an aggregate of 550,000 shares of common stock may be issued, of which 310,000 shares are reserved for issuance upon exercise of granted and outstanding options, and 240,000 shares are available for future stock option grants.
Stock options generally vest over a four-year period and have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to the Company. A summary of activity related to stock option awards is as follows:

	Shares Subject to Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	13,043	$5.66
Granted	4,716	$3.45
Exercised	(483)	$2.71
Forfeitures and cancellations	(6,160)	$5.77
As of December 31, 2014	11,116	$4.96
Granted	2,989	$2.76
Exercised	(267)	$2.46
Forfeitures and cancellations	(2,430)	$5.13
Outstanding at December 31, 2015	11,408	$4.41	5.41	$297
Options exercisable at December 31, 2015	7,979	$5.12	4.02	$—
Options vested or expected to vest at December 31, 2015	10,504	$4.57	5.10	$198
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.5 million and $0.1 million, respectively. Cash received from stock option exercises during the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $1.3 million and $0.3 million, respectively.
Restricted stock awards generally vest over a four-year period, subject to earlier cancellation or forfeiture prior to vesting upon cessation of service to the Company. The following table summarizes activity related to restricted stock awards and restricted stock units of the Company during the year ended December 31, 2015:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2013	2,133	$3.47
Granted	1,373	$2.55
Vested and released	(724)	$3.13
Forfeitures and cancellations	(1,108)	$3.31
Outstanding at December 31, 2014	1,674	$2.99
Grants and awards	2,227	$2.73
Vested and released	(734)	$3.14
Forfeitures and cancellations	(724)	$3.21
Outstanding at December 31, 2015	2,443	$2.64
The total fair value of restricted stock awards and restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $2.3 million and $1.5 million, respectively. As permitted under the 2006 Plan, 216,000 shares were withheld for an aggregate value of $0.7 million during the year ended December 31, 2015 to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units.

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
During the years ended December 31, 2015, 2014 and 2013, a total of 0.3 million, 0.6 million and 0.6 million shares, respectively, were purchased by and distributed to employees at an average price of $2.73, $1.90 and $2.49 per share, respectively. The total intrinsic value of purchase rights exercised during the periods presented was $0.2 million, $0.6 million and $0.7 million, respectively.
As of December 31, 2015, 1.0 million shares of common stock were reserved for future issuance under the ESPP.
Market Condition Grants
The fair value of stock options awarded that include market-based performance conditions is estimated on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate. There have been three market condition grants. Two grants were made in 2014 with an exercise price of $3.07. The first grant was for 75,500 shares with a market performance goal of a 25% premium to the exercise price of the option for 30 consecutive days. The grant date fair value was determined to be $2.45 per share. The second grant was for 200,000 shares with a market performance goal of a closing stock price of $5.00 per share for 30 consecutive days. The grant date fair value was determined to be $2.42 per share. The two market condition grants are recognized over the vesting period which is 4 years.
The third grant was made in 2015 with an exercise price of $1.33. The grant was for 959,167 shares with a market performance goal of a 25% premium to the exercise price of the option for 30 consecutive days. The grant date fair value was determined to be $1.08 per share. The market condition grant is recognized over the vesting period which is 4 years.
The grant date value for the grants is based on the following assumptions:

	Years Ended December 31,
Market condition option grants	2015	2014
Risk-free interest rate	2.1%	2.6%
Volatility	89.8%	89.0%
Dividend yield	—%	—%
Expected life (years)	8	8
Weighted-average grant date fair value	$1.08	$2.43
Share-Based Compensation Expense
Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP for the periods indicated:

	Years Ended December 31,
Stock Option Grants	2015	2014	2013
Risk-free interest rate	1.8%	1.2%	1.0%
Volatility	91.7%	54.3%	73.0%
Dividend yield	—%	—%	—%
Expected life (years)	7.2	4.1	5.3
Weighted-average grant date fair value	$2.73	$1.67	$2.58

	Years Ended December 31,
ESPP Stock Purchase Rights	2015	2014	2013
Risk-free interest rate	0.99%	0.79%	0.09%
Volatility	74.2%	67.2%	68.9%
Dividend yield	—%	—%	—%
Expected life (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$1.08	$0.91	$1.17

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
We amortize the fair value of share-based compensation on a straight-line basis over the requisite service periods of the entire awards for awards with only a service condition. Awards that contain a market condition are amortized on an accelerated basis.
Modifications
During the year ended December 31, 2015, share-based compensation related grants were modified for one executive retiring from employment with the Company, with no additional services provided to the Company. In connection with the executive's retirement, the Company’s board of directors approved an amendment to certain stock option and restricted stock awards held by the executive accelerating the vesting of certain options and awards and extending the term in which stock options may be exercised. These modifications resulted in an aggregate incremental compensation cost of $0.2 million, which was expensed immediately.
Total share-based compensation expense for all stock awards recognized in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total	$7,038	$11,519	$9,527
As of December 31, 2015, there was $5.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. As of December 31, 2015, there was $3.4 million of unamortized compensation cost related to unvested restricted stock awards which is expected to be recognized over a remaining weighted-average vesting period of 3.15 years.
Warrants
In connection with a license agreement to The Chinese University of Hong Kong Foundation Limited (an affiliate of CUHK), we issued a warrant to purchase up to 200,000 shares of common stock at a price of $7.00 per share, the closing price of the Company's common stock on May 3, 2011. The warrant, which expires in May 2018 and remains outstanding at December 31, 2015, was immediately exercisable, in whole or in part, but not for less than 20,000 shares and in increments of 20,000 shares. The fair value of the warrant of $1.2 million was recognized as research and development expense during the year ended December 31, 2011.

Note 10.         Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$43,815	$43,815	$—
Total cash equivalents	43,815	43,815	—
Marketable securities:
U.S. treasury securities	25,214	25,214	—
Certificates of deposit	97	—	97
Mutual funds	515	515	—
Total marketable securities	25,826	25,729	97
Total	$69,641	$69,544	$97

	Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$50,359	$50,359	$—
Total cash equivalents	50,359	50,359	—
Marketable securities:
U.S. treasury securities	30,020	30,020	—
Certificates of deposit	48	—	48
Mutual funds	520	520	—
Total marketable securities	30,588	30,540	48
Total	$80,947	$80,899	$48
There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the year ended December 31, 2015.
For fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low. The value of investments in money market funds, U.S. treasury securities and mutual funds was determined using Level 1 inputs. Fair values determined by Level 2 inputs, utilize data points that are observable such as quoted prices, interest rates and yield curves. Investments in certificates of deposit are valued using Level 2 inputs.
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
The carrying amounts and fair values the 2017 Notes and 2018 Notes are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$129,133	$108,226	$130,000	$134,227
At December 31, 2015 and December 31, 2014, the fair values of the 2017 Notes and the 2018 Notes were based on quoted market prices in an active market for the Notes (Level 1).
Note 11.         Restructuring Costs and Other Charges
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
Additionally, in May 2015, the Company committed to a plan to consolidate its Grand Rapids facility to its facility located in North Carolina. In connection with the plan, the Company recognized $0.3 million in employee terminations costs during the year ended December 31, 2015.
The following table provides a rollforward of the amounts recorded as liabilities within the consolidated balance sheet (in thousands):

	December 31, 2014	Accruals	Payments	December 31, 2015
Employee termination costs	$—	$270	$(270)	$—
Facility exits costs	1,195	—	(1,195)	—
Total	$1,195	$270	$(1,465)	$—
Note 12.        Income Taxes
The Company’s income tax expense is primarily due to tax liabilities resulting from state operations and deferred income tax expense related to amortization of indefinite lived intangibles.
The Company’s income tax expense is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When the Company establishes or reduces the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of December 31, 2015 and December 31, 2014, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.
The following table summarizes our loss before expense (benefits) for income taxes by region for the years presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(16,071)	$(21,917)	$(110,920)
Foreign	(16)	(123)	—
Total loss before income taxes	$(16,087)	$(22,040)	$(110,920)
The reconciliation of income tax computed at the federal statutory tax rate to the expense (benefit) for income taxes from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Tax at statutory rate	$(5,631)	$(7,713)	$(38,821)
State taxes, net of federal benefit	(536)	(375)	(6,399)
Change in valuation allowance	(1,078)	(640)	216,586
Federal and state net operating losses, (addition) removal of limitations	4,078	(2,882)	(173,288)
Share-based compensation	3,111	4,366	2,761
Credits and other	300	(432)	(2,192)
Income tax expense (benefit)	$244	$(7,676)	$(1,353)
Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(7,713)	$(1,491)
State	33	(279)	(200)
Foreign	—	69	(79)
Total current tax expense (benefit)	33	(7,923)	(1,770)
Deferred:
Federal	211	203	335
State	—	44	82
Total deferred tax expense	211	247	417
Income tax expense (benefit)	$244	$(7,676)	$(1,353)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$198,492	$189,140
Capitalized research expenses and credits	22,122	21,555
Depreciation	3,416	3,169
Stock options	7,060	8,745
Accruals and reserves	3,569	4,400
Deferred revenue and other, net	85	8,797
Total deferred tax assets	234,744	235,806
Valuation allowance	(234,700)	(235,773)
Deferred tax assets	44	33
Deferred tax liabilities	(838)	(616)
Net deferred tax liabilities	$(794)	$(583)
At December 31, 2015, federal and state tax net operating loss carryforwards totaled approximately $516.1 million and $401.9 million, respectively. The federal tax loss carryforwards will begin to expire in 2019, unless previously utilized. The state tax loss carryforwards continue to expire in 2016. At December 31, 2015, there was approximately $8.0 million of the Federal and California NOL carryforwards related to stock option exercise windfalls, which will result in an increase to additional paid-in capital, or APIC, and a decrease in income tax payable at the time such carry forwards are utilized.
At December 31, 2015, federal and California research and development tax credit carryforwards totaled approximately, $9.1 million and $18.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development credit will carryforward indefinitely.
Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. The Company had an ownership change in June 2006 that resulted in the forfeiture of net operating losses and research and development credits of $204.6 million and $8.7 million, respectively. The net operating losses and research and development credit carryforwards have been reduced by the Section 382 forfeitures. During the year ended December 31, 2014, the Company completed an analysis under IRC Sections 382 and 383 and determined that several ownership changes had occurred with the last one occurring in December 2010. The Company did not have any additional forfeitures of net operating losses or credits related to these changes. Any future changes in ownership could result in limitations to the net operating losses and credit carryforwards.
The Company's income tax return recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Following is a tabular reconciliation of unrecognized tax benefit activity for the three years ended December 31, 2015 (excluding interest and penalties) (in thousands):

Beginning balance, January 1, 2013	$—
Additions based on tax positions related to the current year	997
Additions based on tax positions related to prior years	4,522
Ending balance, December 31, 2013	5,519
Additions based on tax positions related to the current year	1,748
Decreases based on tax positions related to prior years	(22)
Ending balance, December 31, 2014	7,245
Additions based on tax positions related to the current year	812
Decreases based on tax positions related to prior years	(1,367)
Ending balance, December 31, 2015	$6,690
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest or penalties in the consolidated balance sheets at December 31, 2015 and 2014, and has not recognized any interest or penalties in the statements of operations for the years ended December 31, 2015, 2014 or 2013.
The unrecognized tax benefits as of December 31, 2015, if recognized, would not impact income tax expense or effective tax rate as long as deferred tax assets remain subject to a full valuation allowance.
The Company is subject to taxation in the United States, foreign and various state jurisdictions. The tax years for 1997 and forward are subject to examination by federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company does not expect any changes to unrecognized tax benefits over the next twelve months.
Note 13.        SUBSEQUENT EVENTS
On January 6, 2016, the Company's Board of Directors approved the implementation of a corporate restructuring plan designed to sharpen the Company’s focus on its core women’s health business, reduce its operating costs and optimize its organizational structure and processes. Among these initiatives are plans to divest the Company’s North Carolina operations and to seek strategic partners for the commercialization of its oncology liquid biopsy assay with a concomitant reduction in research and development spending in this area. The Company expects that approximately 110 positions will be eliminated in connection with the restructuring plan, representing about 20% of its filled and authorized positions as of January 6, 2016.
The Company estimates that it may incur restructuring charges of approximately $4 million relating to these actions, consisting of (i) cash charges of approximately $2 million in severance and retention costs and facility lease costs, and (ii) non-cash charges of approximately $2 million in asset impairment charges. The Company commenced implementation of these actions on January 7, 2016 and expects the plan to be substantially completed by June 30, 2016.
The timing and costs of the restructuring plan could vary substantially from the Company’s current estimates based on many factors, including the ability to find a buyer for the Company’s North Carolina operations and strategic partners for the commercialization of its oncology liquid biopsy assay. The Company may incur other material charges not currently anticipated due to events that may occur as a result of, or associated with, the restructuring plan and related activities.

Note 14.     Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except share and per share information)
2015
Total revenue	$37,805	$32,766	$29,901	$27,810	$128,282
Gross margin	$18,499	$16,171	$14,832	$11,829	$61,331
Net earnings (loss)(1)	$14,284	$(9,013)	$(9,443)	$(12,159)	$(16,331)
Net earnings (loss) per common share, basic	$0.12	$(0.08)	$(0.08)	$(0.10)	$(0.14)
Net earnings (loss) per common share, diluted	$0.11	$(0.08)	$(0.08)	$(0.10)	$(0.14)
Weighted average number of shares outstanding, basic	117,737	118,120	118,432	118,591	118,223
Weighted average number of shares outstanding, diluted	146,642	118,120	118,432	118,591	118,223

2014
Total revenue	$37,061	$39,782	$37,937	$36,789	$151,569
Gross margin	$14,291	$17,372	$16,937	$19,494	$68,094
Earnings (loss) from continuing operations	$(16,669)	$(8,364)	$(6,078)	$16,747	$(14,364)
Earnings from discontinued operations	$995	$12,817	$—	$1,564	$15,376
Net earnings (loss)(2)	$(15,674)	$4,453	$(6,078)	$18,311	$1,012
Net earnings (loss) per common share, basic	$(0.13)	$0.04	$(0.05)	$0.16	$0.01
Net earnings (loss) per common share, diluted	$(0.13)	$0.04	$(0.05)	$0.14	$0.01
Weighted average number of shares outstanding, basic	116,134	116,454	117,067	117,377	116,729
Weighted average number of shares outstanding, diluted	116,134	116,454	117,067	146,228	116,729
_____________________________________________
(1) Net earnings during the first quarter of 2015 included $21.0 million gain from the Pooled Patents Agreement. The second quarter of 2015 included restructuring cost of $0.7 million. The third quarter of 2015 included a gain on sale of assets of $0.8 million related to the sale of assets.
(2) Net earnings during the fourth quarter of 2014 includes a $22.9 million gain from the Pooled Patents Agreement. That gain was offset by a $1.2 million tax expense due to a reduction in a tax benefit estimated in the prior quarter. The first and second quarter of 2014 included restructuring costs of $0.9 million and $1.0 million, respectively.