Form 10-K/A
period 2015-12-31
SEQUENOM INC
filed 2016-03-09
CIK 1076481

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

Registrant’s telephone number, including area code: (858) 202-9000
_____________________________________

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
As of February 24, 2016, there were 119,187,694 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from the registrant’s definitive proxy statement filed with the Securities and Exchange Commission (the Commission) in connection with the solicitation of proxies for the registrant’s annual meeting of stockholders held on June 15, 2016. Such definitive proxy statement will be filed with the Commission no later than 120 days after December 31, 2015.

EXPLANATORY NOTE
Sequenom, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 3, 2016 (the "Original Filing"), for the purpose of amending Item 15 of Part IV of the Original Filing as follows: (i) to amend page F-3 to correct the independent registered public accounting firm's report date (the "Report Date") because the report inadvertently contained an incorrect date for the predecessor Report Date in the Form 10-K and (ii) to refile the consent of Ernst & Young LLP (the "Audit Consent"), the Company’s former independent registered public accounting firm, attached herewith as Exhibit 23.2, because the Audit Consent attached to the Original Filing inadvertently contained an incorrect date.
In addition, this Amendment further amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference therein and our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

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
March 9, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2016

SEQUENOM, INC.

By:	/s/ Carolyn D. Beaver
Carolyn D. Beaver Senior Vice President and Chief Financial Officer

5