Form 10-Q
period 2016-03-31
SEQUENOM INC
filed 2016-05-05
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q
____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number: 000-29101
____________________

SEQUENOM, INC.
(Exact name of registrant as specified in its charter)
____________________

DELAWARE	77-0365889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3595 John Hopkins Court, San Diego, California, 92121
(Address of principal executive offices, including zip code)

(858) 202-9000
(Registrant’s telephone number, including area code)

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

As of April 25, 2016, there were 119,216,003 shares of the registrant’s Common Stock outstanding.

SEQUENOM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value information)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$45,249	$50,344
Marketable securities, available-for-sale	20,808	25,826
Accounts receivable, net	6,950	6,421
Inventories	2,994	2,417
Prepaid expenses and other current assets	2,960	2,943
Total current assets	78,961	87,951
Property, equipment and leasehold improvements, net	7,651	10,059
Goodwill	10,007	10,007
Intangible assets, net	7,297	8,087
Other assets	700	624
Total assets	$104,616	$116,728

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,078	$5,234
Accrued expenses	12,523	15,368
Long-term debt and obligations, current portion	311	316
Other current liabilities	578	589
Total current liabilities	20,490	21,507
Long-term debt and obligations, less current portion	5,212	5,294
Convertible senior notes, net of issuance costs	127,438	127,079
Other long-term liabilities	1,404	1,246
Total liabilities	154,544	155,126
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.001; 185,000 shares authorized, 119,216 and 118,568 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	119	119
Additional paid-in capital	992,915	990,999
Accumulated other comprehensive income	115	112
Accumulated deficit	(1,043,077)	(1,029,628)
Total stockholders’ deficit	(49,928)	(38,398)
Total liabilities and stockholders’ deficit	$104,616	$116,728
See accompanying notes to the condensed consolidated financial statements (unaudited).

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share information)

	Three Months Ended
	March 31, 2016	March 31, 2015
Statements of Operations
Revenues:
Diagnostic services, net	$25,410	$35,703
License	2,160	2,102
Total revenues	27,570	37,805
Costs and expenses:
Cost of revenues	16,804	19,306
Selling and marketing	8,510	8,486
Research and development	4,901	5,869
General and administrative	7,854	8,676
Restructuring costs	859	—
Total costs and expenses	38,928	42,337
Gain on pooled patents agreement	—	21,000
Operating (loss) income	(11,358)	16,468
Interest expense	(2,057)	(1,994)
Interest income	38	11
Other income (expense), net	23	(125)
(Loss) income before income taxes	(13,354)	14,360
Income tax expense	(95)	(76)
Net (loss) income	$(13,449)	$14,284

Net (loss) income per common share, basic
Net (loss) income per share	$(0.11)	$0.12
Weighted average number of shares outstanding, basic	118,859	117,737

Net (loss) income per common share, diluted
Net (loss) income per share	$(0.11)	$0.11
Weighted average number of shares outstanding, diluted	118,859	146,642

Statements of Comprehensive (Loss) Income
Net (loss) income	$(13,449)	$14,284
Other comprehensive (loss) income:
Unrealized net gain on available-for-sale securities, net of taxes	3	38
Foreign currency translation adjustment	—	28
Total other comprehensive income	3	66
Comprehensive (loss) income	$(13,446)	$14,350
See accompanying notes to the condensed consolidated financial statements (unaudited).

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating activities
Net (loss) income	$(13,449)	$14,284
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	1,694	1,542
Depreciation and amortization	2,175	2,892
Other non-cash items	343	236
Gain on pooled patents agreement	—	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	(529)	1,468
Inventories	(148)	1,737
Prepaid expenses and other assets	761	578
Accounts payable and accrued expenses	(1,066)	(7,715)
Other liabilities	146	(1,220)
Net cash used in operating activities	(10,073)	(7,198)

Investing activities
Purchases of property, equipment and leasehold improvements	(200)	(289)
Purchases of marketable securities	(9,967)	(10,007)
Maturities and sales of marketable securities	15,009	10,052
Proceeds from pooled patents agreement	—	6,000
Net cash provided by investing activities	4,842	5,756

Financing activities
Payments on term loan and capital lease obligations	(87)	(1,909)
Proceeds from common stock issued under employee stock plans	223	177
Net cash provided by (used in) financing activities	136	(1,732)
Effect of exchange rate changes on cash and cash equivalents	—	(45)
Net decrease in cash and cash equivalents	(5,095)	(3,219)
Cash and cash equivalents at beginning of period	50,344	63,309
Cash and cash equivalents at end of period	$45,249	$60,090
See accompanying notes to the condensed consolidated financial statements (unaudited).

SEQUENOM, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    The Company and a Summary of Its Significant Accounting Policies

The Company

Sequenom, Inc., and its wholly owned subsidiary Sequenom Center for Molecular Medicine LLC, doing business as Sequenom Laboratories (collectively the “Company”), is a pioneering genetic testing company dedicated to women’s health through the development of innovative products and services. The Company serves patients and physicians by providing early patient management information. The Company develops and commercializes innovative molecular diagnostics testing services that serve the women’s health market and is developing products and services for the oncology market.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Sequenom, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Interim results are not necessarily indicative of results for a full year or any other period(s).

Segment and Geographic Information

The Company evaluates segment reporting in accordance with Accounting Standards Codification, or ASC, 280 during each reporting period, including evaluating the reporting package reviewed by the Company’s Chief Operating Decision Maker, or CODM. As of March 31, 2016, the Company concluded it operates in a single operating segment and a single reporting unit as a provider of innovative diagnostic testing services based on the financial information available and that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company currently derives its diagnostic services revenue from domestic and international customers by providing testing services in its laboratory located in San Diego, California.

During the three months ended March 31, 2016 and 2015, 5.4% and 4.4% of diagnostic services revenue was recognized from international customers, respectively. The Company also generates license revenue through the Company’s Pooled Patents Agreement, or Pooled Patents Agreement, with Illumina, Inc., or Illumina, discussed in further detail below. The Company has limited visibility into the revenue reported by Illumina to the Company. For the portion of the Company’s license revenue recognized from the Pooled Patents Agreement that is derived from Illumina partners or licensees, the Company does not have the ability to determine whether the license revenue was derived from domestic or international sources.

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

Revenue Recognition

The Company generates revenue from diagnostic services from providing laboratory-developed tests, or LDTs, primarily for the detection of specific fetal abnormalities or other genetic conditions, as well as through the Pooled Patents Agreement and others who have licensed the Company’s technology.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company assesses whether the fee is fixed or determinable based on the nature of the fee charged for the services delivered, whether there are existing contractual arrangements, and historical payment patterns. In determining when to record revenue, the Company evaluates collectability and considers whether there is sufficient history to reliably estimate a payor’s payment patterns. Revenue is deferred for fees received before earned.

Diagnostic services revenue is derived from providing testing services in the Company’s laboratory, which are reimbursed through arrangements with third-party payors and amounts patients self-pay or through contractual arrangements (client bill). Diagnostic services revenue for third-party payors is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected from such payor for the test and the above criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicare and Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes laboratories and customers with whom the Company has a contractual agreement where they will pay for the test upon delivery of the test results to the ordering physicians. The Company generally bills third-party payors upon delivery of a test result to the ordering physician following completion of a test. Patients have responsibility for out-of-pocket costs for amounts not covered by their insurance carrier and the Company bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Revenue from patients, through co-payments or through cash based service offerings, are recognized on a cash basis. Some payors may not cover the test as ordered by the physician under their reimbursement policies. Consequently, the Company pursues reimbursement on a case-by-case basis.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due.

License arrangements with third-party partners may involve multiple elements and the Company evaluates the agreements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. Such amounts are recognized as revenue when each unit is delivered.

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

Pooled Patents Agreement

In December 2014, the Company entered into the Pooled Patents Agreement with Illumina. Pursuant to the Pooled Patents Agreement, a patent pool was established that is global in nature and combines the noninvasive prenatal testing, or NIPT, patents controlled by the Company and Illumina. Under the Pooled Patents Agreement, both the Company and its sublicensees and Illumina and its sublicensees pay a per-test fee into the pool for NIPT tests, which is then shared between the Company and Illumina. The Company recognizes license revenue in the period reported by its partners and Illumina and in certain cases this can result in a delay in recognizing revenue up to one quarter from the period in which the test was performed. As of March 31, 2016, there were 46 licensees to the patent pool, including Illumina’s affiliate, Verinata Health, Inc., or Verinata, and Sequenom Laboratories.

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

Concentration of Risks

Financial instruments, which potentially are a concentration of credit risk, consist primarily of cash equivalents, marketable securities, and accounts receivable. The exposure to credit loss is limited by placing cash, cash equivalents and marketable securities with U.S. financial institutions. Additionally, the Company has established guidelines regarding diversification of investments and their maturities, which are designed to maintain principal and maximize liquidity. Credit risk with respect to accounts receivable is limited due to the Company’s large and diverse customer base.

The Company considers ordering physicians and client laboratories to be its customers. For the three months ended March 31, 2015, one customer represented more than 10% of total revenue, accounting for $5.6 million, or 14.8%, of total revenue during that period. No single customer accounted for over 10% of total revenue for the three months ended March 31, 2016. Additionally, hundreds of third-party payors have reimbursed the Company for one or more of its tests. At a third-party payor level, no single payor represented more than 10% of total revenue for the three months ended March 31, 2016 or 2015.

The Company requires raw materials and devices of appropriate quality and reliability, which meet applicable regulatory requirements, that currently are available from a limited number of sources and in certain cases a single source of supply. Consequently, in the event that supplies are delayed or interrupted for any reason, it could impair the Company’s ability to develop and produce services, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.

Diluted net income per share reflects the net income, plus interest charges during the period applicable to the Company’s convertible senior notes, divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options, restricted shares, employee stock purchases, warrants and convertible senior notes. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding stock options, unvested restricted stock and warrants. Potential dilutive common shares for convertible senior notes were calculated using the if-converted method.

For periods in which the Company incurs a loss, the interest charges during the period are not added back to net loss and the potentially dilutive shares are not considered in the calculation of net loss per share as their effect would be anti-dilutive. A summary of information used to compute basic and diluted net earnings per share is shown below (in thousands, except per share data):

	Three Months Ended
	March 31, 2016	March 31, 2015
Net (loss) income for basic earnings per share	$(13,449)	$14,284
Interest on convertible senior notes	—	1,884
Net (loss) income for diluted earnings per share	$(13,449)	$16,168

Weighted-average common shares outstanding	118,859	117,737
Dilutive effect of common share equivalents	—	28,905
Shares used in calculating diluted earnings per share	118,859	146,642

Net (loss) income per basic share	$(0.11)	$0.12
Net (loss) income per diluted share	$(0.11)	$0.11

Common stock equivalents that could potentially reduce net income per common share in the future that were not included in the determination of diluted net (loss) income per common share, as their effects were antidilutive, are as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Shares underlying Convertible Senior Notes	28,088	—
Options to purchase common stock	14,436	9,032
Restricted stock units not yet vested and released	5,816	41
Warrants to purchase common stock	200	200
Total	48,540	9,273

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be the Company’s fiscal year 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU is the result of the FASB’s simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. The ASU became effective for interim and annual periods on January 1, 2016. The ASU required the Company to reclassify its capitalized debt issuance costs previously recorded as assets on the condensed consolidated balance sheets. As a result of the ASU, the Company reclassified debt issuance costs of $1.0 million from “other current assets and prepaid expenses” and $1.0 million from “other assets” to “long-term debt and obligations, less current portion” as of December 31, 2015. As of March 31, 2016, $1.8 million of debt issuance costs were recorded as a direct reduction of the long-term debt amounts. The ASU had no effect on the Company’s results of operations or liquidity.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted and the new guidance must be applied prospectively. The Company does not expect the ASU to have a material impact on its financial statements upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, the ASU allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and allowing forfeitures to be either estimated, as required today, or recognized when they occur. The new guidance will be effective for public entities in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects the guidance could impact its accounting and reporting and is currently assessing the impact this guidance will have on its consolidated financial statements.

Note 2.    Supplementary Financial Information

Marketable Securities, Available-for-sale (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$20,201	$5	$(1)	$20,205
Certificates of deposit	102	—	—	102
Mutual funds	312	198	(9)	501
Total marketable securities	$20,615	$203	$(10)	$20,808

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$25,238	$—	$(24)	$25,214
Certificates of deposit	97	—	—	97
Mutual funds	312	203	—	515
Total marketable securities	$25,647	$203	$(24)	$25,826

As of March 31, 2016 and December 31, 2015, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as the Company has the intent and ability to hold the securities for a period of time sufficient to allow for recovery in the market value. As of March 31, 2016, all marketable securities were due within fifteen months.

Inventories (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$2,759	$2,145
Work in process	235	272
Total	$2,994	$2,417

Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2016	December 31, 2015
Prepaid expenses	$1,630	$2,550
Assets held-for-sale, net	1,281	—
Other	49	393
Total	$2,960	$2,943

Property, Equipment and Leasehold Improvements (in thousands):

	March 31, 2016	December 31, 2015
Building and improvements	$4,273	$8,673
Laboratory equipment	33,372	33,796
Leasehold improvements	8,116	6,411
Office furniture and equipment	16,330	16,448
	62,091	65,328
Less accumulated depreciation	(54,440)	(55,269)
Total	$7,651	$10,059

Depreciation expense for the three months ended March 31, 2016 and 2015, was $1.4 million and $2.1 million, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Accrued Expenses (in thousands):

	March 31, 2016	December 31, 2015
Accrued royalties, licenses, and collaboration payments	$4,496	$5,046
Accrued compensation and related taxes	4,689	5,349
Accrued professional and consulting fees	1,173	468
Accrued interest	24	1,649
Other	2,141	2,856
Total	$12,523	$15,368

Note 3.    Long-Term Obligations

Long-Term Obligations (in thousands, except percentages):

	March 31, 2016	December 31, 2015
5.0% Convertible Senior Notes due October 2017 ($45,000) and January 2018 ($85,000), interest payable semi-annually in April and October	$130,000	$130,000
Unamortized debt discount on Convertible Senior Notes due January 2018	(764)	(867)
Unamortized debt issuance costs on Convertible Senior Notes due October 2017 and January 2018	(1,798)	(2,054)
Obligation for building and improvements, effective interest rate of 5.2% as of March 31, 2016 and December 31, 2015, expiring October 2026	5,523	5,597
Capital lease liabilities, expired January 2016	—	13
Total long-term obligations	132,961	132,689
Less current portion	(311)	(316)
Non-current portion	$132,650	$132,373

Convertible Senior Notes

On September 17, 2012, the Company issued $130 million aggregate principal amount of Convertible Senior Notes, or the 2017 Notes, in a private offering to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. On June 4, 2015, the Company entered into separate privately negotiated agreements with certain holders of the 2017 Notes to exchange in a private placement in reliance on Section 4(a)(2) of the Securities Act $85 million in aggregate principal amount of 2017 Notes for $85 million in aggregate principal amount at maturity of new 5.0% Convertible Exchange Senior Notes due 2018, or the 2018 Notes, of the Company (the “Exchange Transactions”). The 2018 Notes were issued on June 9, 2015.

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

2017 Notes

The 2017 Notes bear interest at a fixed rate of 5.0% per year, payable semiannually in arrears on April 1 and October 1 of each year. The 2017 Notes mature on October 1, 2017, unless earlier converted, redeemed, or repurchased. The 2017 Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of common stock.

The 2017 Notes are convertible into a total of 9.7 million shares of common stock, which was equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of the 2017 Notes, which would result in a maximum issuance of 12.4 million shares of common stock if all holders converted at the maximum conversion rate. In addition, under certain circumstances the Company, in connection with a make-whole fundamental change (as defined in the indenture governing the 2017 Notes), may be required to increase the conversion rate for holders of the 2017 Notes. As of March 31, 2016, no change to the conversion rate had occurred on the 2017 Notes.

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

2018 Notes

The 2018 Notes bear interest at a fixed rate of 5.0% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning October 1, 2015. Interest on the 2018 Notes accrues from April 1, 2015. The 2018 Notes will mature on January 1, 2018, unless earlier converted or repurchased.

The 2018 Notes are convertible at any time prior to the third trading day immediately preceding the maturity date, at the option of the holders, into shares of the Company’s common stock. Subject to compliance with certain conditions, the Company has the right to mandatorily convert the 2018 Notes if the last reported sales price of the Company’s common stock is equal to or greater than 115% of the applicable conversion price of the 2018 Notes for at least 20 trading days during the 30 consecutive trading day period ending within five trading days immediately prior to the date on which the Company delivers a mandatory conversion notice.

The conversion rate is initially 216.0644 shares of common stock per $1,000 principal amount of 2018 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. In addition, holders of the 2018 Notes who convert their 2018 Notes in connection with a make-whole fundamental change (defined in the indenture governing the 2018 Notes (the “Indenture”)), whose 2018 Notes are converted in connection with a mandatory conversion or who convert their 2018 Notes on a conversion date on which the last reported sales price of the Company’s common stock equals or exceeds the then applicable conversion price are, under certain circumstances, entitled to an increase in the conversion rate.

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

Obligation for Building and Improvements

In November 2011, the Company entered into a lease agreement for a building in Raleigh-Durham, North Carolina, that was accounted for as a financing lease. The term of the lease and the obligation was initially 15 years through October 2026, including two 5-year extensions of the lease. Rent payments under the lease were allocated primarily between interest expense and a reduction to the long-term obligation. The Company entered into an agreement to terminate the lease in April 2016 in order to consolidate the North Carolina operations into the San Diego laboratory. Refer to “Note 8 - Other Transactions” for additional details on the lease termination.

Note 4.    Commitments and Contingencies

Ariosa Litigation

In December 2011, the Company was named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, or District Court, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff’s noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S. Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the ‘540 Patent, which was exclusively in-licensed from Isis Innovation ltd., or Isis, prior to September 30, 2014, when the Company purchased the patent from Isis. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the ‘540 Patent and seeking unspecified damages and injunctive relief. The Company’s counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only, but with the purchase of the ‘540 Patent, Isis was dismissed from the lawsuit. In March 2012, Ariosa responded to the Company’s answer and counterclaims and asserted affirmative defenses including invalidity of the ‘540 Patent under U.S. patent laws. In March 2012, the Company filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the District Court denied the Company’s motion for preliminary injunctive relief and on July 16, 2012, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, or CAFC, from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 Patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013, the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013, the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the ‘540 Patent is invalid under Title 35 U.S.C. §101. The Company disagreed with the Order and appealed the decision to the CAFC. The CAFC issued its decision on June 12, 2015 affirming the District Court. On August 13, 2015, the Company filed a petition for en banc rehearing by the CAFC. That petition was denied by the Court of Appeals on December 2, 2015. On March 21, 2016, the Company filed a petition for a writ of certiorari that asks the U.S. Supreme Court to review the appeal and find the claims of the ‘540 Patent directed to patent-eligible subject matter. If that petition is successful, the Company intends to vigorously defend against the judicial declarations sought by Ariosa in its complaint and intends to vigorously pursue the Company’s claims against Ariosa for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.

Ariosa Inter Partes Review

In addition, Ariosa has sought to invalidate the ‘540 Patent through a petition for inter parties review, or IPR, (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office, or USPTO. Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014, invalidating some claims but upholding the validity of other claims. Both the Company and Ariosa requested reconsideration of the PTAB decision. Those requests were denied by the PTAB. On April 7, 2015, Ariosa filed a Notice of Appeal to appeal the PTAB decision to the CAFC. Two weeks later, on April 21, 2015, the Company filed a Notice of Appeal for the Company’s cross-appeal of the PTAB decision to the CAFC. Both the Company and Ariosa requested, by joint motion filed on July 17, 2015, a stay of the appeal of the PTAB decision pending resolution of the appeal of the decision from the District Court that the ‘540 patent claimed patent ineligible subject matter. On July 22, 2015, the clerk of the CAFC granted a full stay of proceedings. On January 11, 2016, and in response to a request for an update from the clerk of the CAFC, the Company and Ariosa once again requested by joint motion a full stay of the appeal of the PTAB decision.

Natera Litigation

In January 2012, the Company was named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the District Court, case no. 3:12-cv-00132-SI. In the complaint, Natera seeks a judicial declaration that (i) activities related to Natera’s noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the ‘540 Patent, and (ii) one or more claims of the ‘540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, the Company filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the ‘540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. The Company’s counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and the Company has dismissed Isis from the case now that the Company has purchased the ‘540 patent from Isis. On October 16, 2013, the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Natera stipulated to final judgment on the ‘540 patent claims in this case and appealed the patent invalidity determination to the CAFC, which consolidated the Ariosa, Natera, and Verinata case appeals. On August 13, 2015, the Company filed a petition for en banc rehearing by the CAFC. That petition was denied by the CAFC on December 2, 2015. On March 21, 2016, the Company filed a petition for writ of certiorari petition that asks the U.S. Supreme Court to review the appeal and find the claims of the ‘540 Patent directed to patent-eligible subject matter. If that petition is successful, the Company intends to vigorously defend against the judicial declarations sought by Natera in its complaint and intends to vigorously pursue the Company’s claims against Natera for damages and injunctive relief. However, the Company cannot predict the outcome of this matter.

EU Opposition Proceedings

On September 29, 2014 and October 1, 2014, two unknown third parties initiated Opposition Proceedings against European Patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” in the European Patent Office. This patent was previously in-licensed by the Company from the Chinese University of Hong Kong, or CUHK, but has since been added to the patent pool under the Pooled Patents Agreement. The Company has rights to this patent under the patent pool but the Company no longer controls efforts to defend this patent in the Opposition Proceedings.

Premaitha Litigation

Certain litigations were initiated in 2015 and 2016 to enforce the pooled patent rights. On March 13, 2015, Illumina filed a complaint in the High Court of Justice, Chancery Division, United Kingdom, alleging that Premaitha Health PLC, or Premaitha, infringed two European patents in the patent pool: EP0994963 and EP1981995. The Company is named as a plaintiff in this lawsuit because the Company owns the EP0994963 patent by virtue of its purchase of this patent, a counterpart to the U.S. ‘540 patent, from Isis in 2014. On January 7, 2016, Illumina filed a second complaint in the High Court of Justice, Chancery Division, United Kingdom, alleging that Premaitha infringed a third European patent in the patent pool: EP2183693. The Company is not named as a plaintiff in this second lawsuit. The two cases have been consolidated for trial, which is expected to take place sometime after July 1, 2017.

Ariosa & TDL Litigation

On January 7, 2016, Illumina filed a complaint in the High Court of Justice, Chancery Division, United Kingdom, alleging that Ariosa and The Doctors Laboratory Ltd., or TDL, infringed a European patent in the patent pool: EP0994963. The Company is named as a plaintiff in this lawsuit because the Company owns the EP0994963 patent by virtue of its purchase of this patent, a counterpart to the U.S. ‘540 patent, from Isis in 2014. Trial in this case has not been scheduled.

Other

In addition, from time to time, the Company may be involved in litigation, claims, investigations and/or proceedings relating to employment, intellectual property and contractual matters as well as claims arising out of its operations in the normal course of business, including claims related to its products, tests, and services, including LDT testing services. These other matters are, in the opinion of management, immaterial with respect to the Company’s consolidated financial position, liquidity, or results of operations or the damage amounts alleged by claimants are not necessarily meaningful indicators of potential liabilities.

The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Legal proceedings are inherently unpredictable and the matters in which the Company is involved often present complex legal and factual issues. Because of the uncertainties related to the Company’s pending litigations, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to the Company. An adverse ruling or outcome in any lawsuit involving the Company could materially affect its business, liquidity, consolidated financial position or results of operations, the ability to sell one or more of the Company’s products or could result in additional competition. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which it is a party or the impact on the Company of an adverse ruling of such matters.

Note 5.    Stock Compensation Plans

Equity Incentive Plans

The following table summarizes stock option activity of the Company during the three months ended March 31, 2016 (shares in thousands):

	Shares Subject to Options	Weighted-Average Exercise Price per Share
As of December 31, 2015	11,408	$4.41
Granted	2,716	$1.58
Exercised	—	$—
Forfeitures and cancellations	(753)	$4.52
Outstanding at March 31, 2016	13,371	$3.83
Options exercisable at March 31, 2016	7,765	$5.02

The following table summarizes activity related to restricted stock awards and restricted stock units of the Company during the three months ended March 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	2,443	$2.64
Grants and awards	3,212	$1.58
Vested and released	(298)	$3.32
Forfeitures and cancellations	(131)	$2.84
Outstanding at March 31, 2016	5,226	$1.97

Issuances of Common Stock

In the three months ended March 31, 2016, the Company issued a total of 277,437 shares of common stock under the employee stock purchase plan, or ESPP, resulting in proceeds of $0.4 million.

Share-Based Compensation Expense

Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP for the periods indicated:

	Three Months Ended
Stock Option Grants	March 31, 2016	March 31, 2015
Risk-free interest rate	1.5%	1.7%
Volatility	89.5%	92.1%
Dividend yield	—%	—%
Expected life (years)	6.8	7.2
Weighted-average grant date fair value	$1.21	$2.78

	Three Months Ended
ESPP Stock Purchase Rights	March 31, 2016	March 31, 2015
Risk-free interest rate	0.39%	0.14%
Volatility	74.6%	55.7%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$0.56	$1.07

Note 6.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis.

As of March 31, 2016 (in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$37,879	$37,879	$—
Total cash equivalents	37,879	37,879	—

Marketable securities:
U.S. treasury securities	20,205	20,205	—
Certificates of deposit	102	—	102
Mutual funds	501	501	—
Total marketable securities	20,808	20,706	102
Total	$58,687	$58,585	$102

As of December 31, 2015 (in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$43,815	$43,815	$—
Total cash equivalents	43,815	43,815	—

Marketable securities:
U.S. treasury securities	25,214	25,214	—
Certificates of deposit	97	—	97
Mutual funds	515	515	—
Total marketable securities	25,826	25,729	97
Total	$69,641	$69,544	$97

There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the three months ended March 31, 2016 or the year ended December 31, 2015.

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

The carrying amounts and fair values of the 2017 Notes and 2018 Notes are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$127,438	$84,640	$127,079	$106,505

At March 31, 2016 and December 31, 2015, the fair values of the 2017 Notes and the 2018 Notes were based on quoted market prices in an active market for the notes (Level 1). The carrying amounts at March 31, 2016 and December 31, 2015 include unamortized debt issuance costs of $1.8 million and $2.1 million, respectively, and unamortized debt discounts of $0.8 million and $0.9 million, respectively.

Note 7.    Income Taxes

The Company’s income tax expense is primarily due to tax liabilities resulting from state operations and deferred income tax expense related to amortization of indefinite lived intangibles.

The Company’s income tax expense is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When the Company establishes or reduces the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of March 31, 2016 and December 31, 2015, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

Note 8.    Other Transactions

Subsequent Events

On April 17, 2016, the Company entered into an agreement to terminate the lease for the Company’s laboratory facility in Raleigh-Durham, North Carolina, or the Termination Agreement. The term of the lease was originally scheduled to expire on December 31, 2016, with available extensions through October 2026. The Termination Agreement accelerated the expiration of the lease to April 17, 2016. The Company had previously accounted for the lease as a financing lease and recognized a capital lease liability on its balance sheet with rental payments allocated between interest expense and a reduction to the Company’s capital lease liability. As a result of the transaction, the Company was relieved of the capital lease liability for the building as of April 17, 2016. Additionally, on April 18, 2016, the Company entered into an asset purchase agreement, or APA, pursuant to which the Company sold certain equipment and tenant improvements at the North Carolina facility for a one-time cash payment of $0.7 million. The Company does not anticipate recognizing a gain or loss in the second quarter of 2016 upon the de-recognition of the capital lease obligation and the corresponding tenant improvements and sale of certain equipment and tenant improvements that were included in the APA.

Restructuring Costs

During the first quarter of 2016 the Company incurred $0.9 million of restructuring costs related to the consolidation of its North Carolina operations and planned reduction in oncology related research and development activities. The restructuring charges primarily consist of one-time employee severance benefits, contract termination costs and other costs associated with the closure of the North Carolina laboratory. The Company may incur additional restructuring charges related to its cost saving initiatives in the second quarter of 2016, however, amounts are expected to be immaterial. As of March 31, 2016, the Company had $0.5 million of unpaid severance benefits in accrued expenses on the condensed consolidated balance sheet which will be paid out during the second quarter of 2016.

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

SEQUENOM®, MaterniT® 21 PLUS, MaterniT®, HerediT®, NextView® and SensiGene® are registered trademarks and Sequenom Laboratories™ and VisibiliT™ are trademarks of Sequenom, Inc. This report may also refer to trade names and trademarks of other organizations.

Sequenom, Inc. was incorporated in 1994 under the laws of the State of Delaware. As used in this report, the words “we,” “us,” “our,” the “Company,” and “Sequenom” refer to Sequenom, Inc. and its wholly-owned subsidiaries on a consolidated basis, unless explicitly noted otherwise.

This following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the heading “Risk Factors,” and elsewhere in this report.

Overview

We are a pioneering genetic testing company dedicated to women’s health through the development of innovative products and services. We serve patients and physicians by providing early patient management information. We offer our services in the U.S. and globally through licensing and commercial partnerships.

Our wholly-owned subsidiary, Sequenom Laboratories, provides molecular based LDTs, with a current focus principally on prenatal testing. Sequenom Laboratories is a CAP (College of American Pathologists) accredited, and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics clinical laboratory that develops, validates and exclusively offers tests branded under the names MaterniT® 21 PLUS, HerediT®, SensiGene®, MaterniT® GENOME, Nextview® and VisibiliT™. These LDTs, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, and maternal fetal medicine specialists.

First Quarter of 2016

•
Total accessions for all Sequenom Laboratories tests during the three months ended March 31, 2016 decreased by 6,400, or 12.1%, to 46,400 when compared to 52,800 during the same period in the prior year. The decline was primarily related to test services performed for domestic (client bill) customers who converted to licensee status, resulting in a reduced volume of NIPT tests, and a decline in carrier screening test volume, partially offset by an increase in NIPT test volume performed for other customers.

•
Total accessions for all Sequenom Laboratories tests have steadily increased when compared to the three months ended September 30, 2015 and December 31, 2015 from 41,000 to 42,200, respectively, to 46,400 for the three months ended March 31, 2016.

•
Total diagnostic services revenue for the three months ended March 31, 2016 decreased by $10.3 million, or 28.8%, to $25.4 million, when compared to $35.7 million during the same period in the prior year. The decline was primarily related to test services performed for domestic (client bill) customers who converted to licensee status resulting in a reduced volume of NIPT tests, higher payments received in 2015 for prior services, and a decline in carrier screening test volume, partially offset by an increase in NIPT test volume performed for other customers.

•
Total license revenue increased slightly for the three months ended March 31, 2016 to $2.2 million, compared to $2.1 million for the same period in prior year. Excluding a one-time license fee recognized during the three months ended March 31, 2015, total license revenue increased $0.8 million.

•	There are now 46 participants in the patent pool, including Illumina and us. Many of those licensees are in the process of developing and validating a NIPT to be performed in their own laboratories.

Results of Operations

Accessions

The following is a summary of accessions Sequenom Laboratories received by quarter (in thousands):

	2016	2015
	Q1	Q4	Q3	Q2	Q1
Total accessions	46.4	42.2	41.0	44.4	52.8

Each test performed relates to a patient specimen collected by a health care professional and received by the laboratory. Such specimen encounter is commonly referred to as an “accession” in the laboratory sector. Although accessions are not billed until the test is complete and results are reported to the ordering physician, we believe that the number of accessions received is useful to understand the volume of Sequenom Laboratories’ business. These tests are typically completed within approximately five business days from the date of accession.

For the three months ended March 31, 2016, the number of accessions decreased 6,400, or 12.1%, when compared to the same period in 2015. The decline was primarily related to test services performed for domestic (client bill) customers who converted to licensee status, resulting in a reduced volume of NIPT tests, and a decline in carrier screening test volume, partially offset by an increase in NIPT test volume performed for other customers.

We believe that our NIPT accession volume may continue to be adversely affected as other companies license our technologies through the patent pool with Illumina and elect to perform their own NIPT. However, we believe the results of such future changes will be less significant. We also believe that our NIPT and carrier screening accessions volume will be positively impacted as we expand our sales of tests for use in average risk pregnancies.

Revenue

Revenues are derived from diagnostic services and license revenue and were as follows (in thousands):

	Three Months Ended		Change
	March 31, 2016	March 31, 2015	$	%
Diagnostic services revenue	$25,410	$35,703	$(10,293)	(28.8)%
License revenue	2,160	2,102	58	2.8%
Total revenue	$27,570	$37,805	$(10,235)	(27.1)%

Diagnostic Services Revenue

Diagnostic services revenue is derived from providing testing services in our laboratory, which are reimbursed through arrangements with third-party payors or through contractual arrangements (client bill) and through amounts patients self-pay. Diagnostic services revenue is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the other revenue criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes labs and customers with whom we have a contractual agreement where they will pay for the test upon delivery of the test results to ordering physicians. Revenue from patients, through co-payments or through cash based services offerings are recognized on a cash basis. In certain instances, revenue from individual tests are recorded partially on an accrual basis and partially on a cash basis as a portion will be reimbursed through a third-party payor and a portion is expected to be reimbursed through amounts paid by patients.

Diagnostic services revenue decreased $10.3 million, or 28.8%, during the three months ended March 31, 2016, when compared to the same period in 2015. The decrease was primarily attributed to a reduction in the number of NIPT accessions performed as a result of conversions to licensing arrangements and a reduction in cash basis revenue for collections related to prior periods as the volume of unrecorded receivables has declined.

The following is a summary of diagnostic services revenue by quarter (in millions):

	2016	2015
	Q1	Q4	Q3	Q2	Q1
Diagnostic Services Revenue:
Revenue recorded on accrual basis	$10.5	$10.9	$11.0	$10.9	$13.8
Cash basis revenue for diagnostic services performed in the quarter	5.1	4.1	5.0	5.4	5.7
Cash basis revenue for diagnostic services performed in prior quarters	9.8	10.6	11.7	14.6	16.2
Total diagnostic services revenue	$25.4	$25.6	$27.7	$30.9	$35.7

Revenue recorded on an accrual basis during the three months ended March 31, 2016 was $10.5 million, a decrease of $3.3 million, or 23.9%, compared to the same period in 2015. The decrease in revenue recorded on an accrual basis was primarily due to the lower number of accessions performed as a result of the transition of client bill customers to licensee status, partially offset by the transition of additional payors from cash to accrual basis revenue recognition.

Revenue recorded on a cash basis for services performed during the three months ended March 31, 2016 was $5.1 million, a decrease of $0.6 million, or 10.5%, compared to the same period in 2015. The decrease was due to the transition of additional payors from cash to accrual basis revenue recognition.

Diagnostic services performed in prior periods but recorded as revenue on a cash basis in the current period for the three months ended March 31, 2016 was $9.8 million, a decrease of $6.4 million, or 39.5%, compared to the same period in 2015. The decrease was primarily due to the higher payments received in 2015 for prior services; whereas the amount of such payments was not as significant in 2016.

Collections for services have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of March 31, 2016, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because accrual revenue recognition criteria was not met and the amounts had not been collected, range from approximately $16.0 million to $18.0 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected, but we continue to pursue collection for our tests, where appropriate. This estimate has remained consistent from $16.0 million to $18.0 million as of December 31, 2015.

We believe that our diagnostic services revenue will continue to be affected by our current revenue recognition policy of predominantly recognizing revenue upon cash collection, the overall acceptance and demand for our new and existing commercial products and services, the adoption rates of our existing LDTs and any future LDTs we may develop, the effect of competition on pricing, and payment patterns of third-party payors and patients. We also believe that our diagnostic services revenue will be affected as other companies license our technologies and other patent rights through the patent pool with Illumina, for which we will receive a test fee and as we expand our sales of tests for use in average risk pregnancies. In addition, we also believe the recent trends in the average number of days to collect a receivable and collections for accessions billed in prior periods, which have declined in recent periods, will remain, as a result of payors successfully adopting the new Current Procedure Terminology code, or CPT code, for our MaterniT 21 PLUS test that took effect in January 2015. However, these trends could change in future periods with our recent introduction of LDTs that do not have a specific CPT code and our entry into the average risk market, which is impacted by varying payor coverage policies.

License Revenue

We primarily derive license revenue through a sharing of test fees under the Pooled Patents Agreement with Illumina. License revenue is recognized in the period reported by our partners or Illumina and in certain cases can result in a lag of revenue of up to one quarter from the period in which the test was performed.

Total license revenue for the three months ended March 31, 2016 was $2.2 million, a 2.8% increase from the same period in 2015. During the first quarter of 2015, we delivered the last element for certain license arrangements and recognized $0.8 million of revenue in that period, whereas license revenue in 2016 is attributed only to the Pooled Patents Agreement. The increase in 2016 was primarily attributable to international and domestic client bill customers converting to licensees under the Pooled Patents Agreement that took effect in December 2014, and our share of test fees reported to us by our licensees and test fees reported to us by Illumina. License revenue may also be affected, as it was during the fourth quarter of 2015, by delays in reporting that occur when Illumina customers begin performing NIPT in their own laboratories under license agreements.

The following is a summary of license revenue by quarter (in millions):

	2016	2015
	Q1	Q4	Q3	Q2	Q1
Total license revenue	$2.2	$2.3	$2.2	$1.9	$2.1

Costs and Expenses

Our costs and expenses were as follows (in thousands):

	Three Months Ended		Change
	March 31, 2016	March 31, 2015	$	%
Cost of revenues	$16,804	$19,306	$(2,502)	(13.0)%
Selling and marketing	$8,510	$8,486	$24	0.3%
Research and development	$4,901	$5,869	$(968)	(16.5)%
General and administrative	$7,854	$8,676	$(822)	(9.5)%
Restructuring costs	$859	$—	$859	100.0%

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

The $2.5 million, or 13.0%, reduction in cost of revenues during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily attributable to lower test volume and lower cost of materials.

We continue to look for ways to reduce our costs per test but expect the overall cost of revenues to fluctuate with test volume, including potential volume in the average risk pregnancy market, which may not be compensated. We expect costs, on a per test basis, to decrease as we continue to implement our cost savings and efficiency initiatives.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.

Selling and marketing expenses remained consistent during the three months ended March 31, 2016, when compared to the same period in 2015.

We expect our selling and marketing expenses to increase slightly in future periods as we expand our efforts in the obstetrics channel and seek to penetrate the average risk market.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.

Research and development costs decreased $1.0 million, or 16.5%, for the three months ended March 31, 2016, when compared to the same period in 2015, due to lower material and labor costs as the result of lower research and development project activity.

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

The $0.8 million, or 9.5%, decrease in general and administrative expenses during the three months ended March 31, 2016, when compared to the same period in 2015, was primarily the result of our cost cutting initiatives.

We expect to continue to realize lower general and administrative expenses due primarily to lower patent related litigation costs.

Restructuring Costs

During the three months ended March 31, 2016, we recognized $0.9 million of restructuring costs primarily related to employee termination costs due to the planned consolidation of our operations in North Carolina, elimination of various positions in San Diego as part of our previously announced restructuring, and contract termination costs. There were no corresponding costs incurred during the three months ended March 31, 2015.

Gain on Pooled Patents Agreement

We recognized a $21.0 million gain on the Pooled Patents Agreement during the first quarter of 2015 relating to the delivery and acceptance of the remaining study related documents associated with the physical samples transferred to Illumina during the fourth quarter of 2014.

Other Income and Expense and Income Tax Expense (in thousands):

	Three Months Ended		Change
	March 31, 2016	March 31, 2015	$	%
Interest expense	$(2,057)	$(1,994)	$(63)	3.2%
Interest income	$38	$11	$27	245.5%
Other (expense) income, net	$23	$(125)	$148	(118.4)%
Income tax benefit (expense)	$(95)	$(76)	$(19)	25.0%

Income Tax Benefit (Expense)

Our income tax expense during all periods is primarily due to statutory tax liabilities resulting from our state operations and the deferred income tax expense related to amortization of indefinite lived intangible assets.

Liquidity and Capital Resources

We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization and selling efforts associated with Sequenom Laboratories’ tests and research and development projects, have been and will continue to be significant. As of March 31, 2016 and December 31, 2015, we had working capital of $58.5 million and $66.4 million, respectively.

We consider the material drivers of our cash flow to be testing volumes and collections of billed tests for our diagnostic testing services, our share of test fees and royalties from the Pooled Patents Agreement, working capital, inventory management, and operating expenses. Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, collections of our accounts receivable, collections from our commercialized tests and services and collections of test fees from the Pooled Patents Agreement. We have also financed our operating and capital requirements during the last three years with proceeds from the sale of our Bioscience segment in 2014 and the upfront payment received from the Pooled Patents Agreement entered into with Illumina in 2014.

As of March 31, 2016, cash, cash equivalents, and current marketable securities totaled $66.1 million, compared to $76.2 million at December 31, 2015. The $10.1 million decrease was due primarily to cash used in operating activities. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.

We expect that our cash, cash equivalents and current marketable securities are sufficient to provide for our operating needs through at least the next twelve months.

Operating Activities

Cash used in operations during the three months ended March 31, 2016, was $10.1 million, compared to $7.2 million for the three months ended March 31, 2015. The increase in cash used in operations was primarily the result of a decrease in gross margin, primarily as a result of lower collections related to prior services.

Investing Activities

Net cash provided by investing activities was $4.8 million during the three months ended March 31, 2016, compared to $5.8 million during the three months ended March 31, 2015. Investing activities during the three months ended March 31, 2016 included proceeds from sales and maturities of marketable securities of $15.0 million, offset by purchases of marketable securities of $10.0 million. Investing activities for the three months ended March 31, 2015 included proceeds from sales and maturities of marketable securities of $10.1 million and $6.0 million of proceeds received from the Pooled Patents Agreement, offset by purchases of marketable securities of $10.0 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2016 was $0.1 million, compared to $1.7 million net cash used by financing activities during the three months ended March 31, 2015. Financing activities during the three months ended March 31, 2016 included $0.2 million in net proceeds from the exercise of stock options and employee stock plan purchases, offset by payments on capital lease obligations of $0.1 million. Financing activities during the three months ended March 31, 2015 included payments on debt obligations of $1.9 million, offset by $0.2 million in net proceeds from the exercise of stock options and employee stock plan purchases.

Contractual Obligations and Off-Balance Sheet Arrangements

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Additional information regarding our financial commitments at March 31, 2016, is provided in the notes to our condensed consolidated financial statements. See “Notes to Unaudited Condensed Consolidated Financial Statements, Note 4 - Commitments and Contingencies.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related notes. There has been no material change in the Company’s “Critical Accounting Policies and Estimates” since its presentation set forth in Item 7, in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Our material legal proceedings are disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, which we strongly encourage you to review.

For a description of developments that have occurred since December 31, 2015, with respect to the legal proceedings in which we are involved, please refer to Note 4 “Commitments and Contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

* We may not be able to continue to generate significant revenues from any of the tests we have commercialized including the MaterniT 21 PLUS test, the MaterniT GENOME test or any test that we may develop in the future.

Our business is substantially dependent on our ability to develop and launch, and obtain reimbursement for, our LDTs, including the MaterniT 21 PLUS test and the MaterniT GENOME test. We have committed significant research and development resources for the development and validation of tests and we have likewise invested significant research and development resources for potential future diagnostic products. There is no guarantee that we will be able to maintain our current revenues or generate additional revenues or significant revenues from any of our testing services, including the MaterniT 21 PLUS test and the MaterniT GENOME test, or any other testing services that we plan to launch in the future. We have launched testing services for prenatal fetal chromosomal abnormalities, Cystic Fibrosis, or CF, carrier screening, universal carrier screening, and noninvasive prenatal Rhesus D genotyping. If we, or our partners, are not able to continue to successfully market or sell noninvasive prenatal diagnostic tests or successfully market or sell other tests we may develop for any reason, including the failure to obtain significant reimbursement from payors, or failure to obtain or maintain any required regulatory approvals, we may not generate or maintain significant revenues from the sale of such tests or testing services. In the fourth quarter of 2015, we expanded our presence in the obstetrics and gynecology sales channel to better serve average risk and high risk pregnancies seen by these physicians. There is no guarantee that we will successfully generate additional revenues from this expanded presence. A number of factors could impact our ability to continue to sell noninvasive prenatal diagnostic tests or other tests we have developed or may develop in the future or generate significant revenues from the sale of such tests or testing services, including the following:

•
the availability of alternative and competing tests or products, such as those using targeted sequencing based or single nucleotide polymorphism (SNP) based approaches for NIPT to detect fetal chromosomal aneuploidies, or other approaches that may have a lower cost of goods and/or be less expensive to perform compared to the MaterniT 21 PLUS test or our other tests, and which in turn may result in lower prices offered by competitors;

•	technological innovations or other advances in medicine that cause our technologies to be less competitive;

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay, uncertainty related to changes in CPT codes and uncertainty regarding payor adoption of and reimbursement rates for the gene sequencing related CPT codes that took effect in January 2015;

•
the extent and success of our sales and marketing efforts and ability to drive continued adoption of our testing services, including the MaterniT 21 PLUS test, the MaterniT GENOME test, the HerediT CF carrier screen test, the VisibiliT test and the HerediT UNIVERSAL test;

•	the ability to penetrate the average risk pregnancy market and expand our presence in the obstetrics and gynecology sales channel;

•	third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay for tests for average risk pregnancies;

•	uncertainty regarding payor adoption of and reimbursement rates for our MaterniT GENOME test;

•	uncertainty regarding payor adoption of and reimbursement rates for our tests in the average risk pregnancy market;

•	payors and/or patients may not pay for services;

•	payors may seek to reduce the use of our services by ordering physicians;

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

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•	the ability to implement and maintain controls and risk management measures as appropriate;

•	reliance on Sequenom Laboratories, which is subject to routine governmental oversight and inspections for continued operation pursuant to CLIA, to process tests ordered by physicians;

•	reliance upon our San Diego laboratory operation to process all of our testing volume;

•
our ability to maintain adequate infrastructure to support the continued commercialization of the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, the HerediT UNIVERSAL test and other testing services, including maintaining adequate laboratory space, information technology infrastructure, sample collection and tracking systems including the laboratory information management system, or LIMS, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

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

* We may not be able to achieve a neutral operating cash flow run rate by the end of 2017.

Our goal is to achieve a neutral operating cash flow run rate by the end of 2017. A number of factors could impact our ability to achieve a neutral operating cash flow run rate by the end of 2017, including the following:

•	our ability to realize operational efficiencies from the consolidation of our North Carolina operations;

•	our ability to reduce our operating costs and optimize our organizational structure and processes;

•	our ability to partner non-core assets, improve laboratory efficiency and increase organizational effectiveness;

•	our ability to secure strategic partners for the commercialization of our oncology liquid biopsy assay; and

•	our ability to realize cost savings while preserving business operations in support of maintaining and growing revenues.

* Our increased leverage as a result of our issuance of the 5.00% Convertible Senior Notes due 2017 and the 5.00% Convertible Exchange Senior Notes due 2018 may harm our financial condition and results of operations.

Our total consolidated long-term debt and obligations as of March 31, 2016, which includes the 5.00% Convertible Senior Notes due 2017 and the 5.00% Convertible Exchange Senior Notes Due 2018, or collectively, the Convertible Senior Notes, was $133.0 million and represented approximately 160.1% of our total capitalization as of that date.

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

Our cash, cash equivalents, and current marketable securities were $66.1 million as of March 31, 2016. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from the Pooled Patents Agreement will be sufficient to fund our operating expenses and capital requirements through the next twelve months. We are continuing to expand our operations following commercialization of the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and our research and development activities related to improvements to current tests and expansion of our test menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Our current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for us to retain significant commercial success for the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test. If we are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we may not be able to expand geographically, increase sales of the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test or successfully commercialize any future tests or products that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

We may need to raise additional funds in the future to support expanding commercialization of the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and continued development and commercialization of our proprietary technology. We may need to sell equity or debt securities to raise significant additional funds. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities.

The amount of additional funds we may need depends on many factors, including:

•	our obligation for payments under the Convertible Senior Notes and our other outstanding debt;

•	the degree to which our costs and expenses exceed our revenues;

•
our success selling, marketing and generating revenues from the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and the level of reimbursement and collections from third-party payors;

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

* Certain of our LDTs, including the MaterniT 21 PLUS test, the MaterniT GENOME test and the VisibiliT test, may not be eligible for reimbursement by payors or may become ineligible for reimbursement, or reimbursement may be significantly delayed, due to changes in CPT codes, or otherwise, which may limit the demand for these tests by physicians and their patients.

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

In addition, payors have initiated efforts to develop a more specific set of billing codes for laboratory tests so that the particular laboratory test is more precisely identified. CMS has established a new molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, which was implemented on January 1, 2015. We cannot guarantee that this code will help facilitate the reimbursement process or reduce the time required for third-party payors to process claims. In addition, we may face delays in the reimbursement process with respect to our introduction of future LDTs that do not have a specific CPT code. When CMS recommends new codes typically the gap fill process is used in establishing a new code rate; however we cannot guarantee that such process will be used. These coding changes and lack of a CMS fee schedule have negatively affected and may continue to negatively affect our product pricing and the amount of and timing of payor reimbursement. We cannot guarantee that the issuance of the new code will improve our product pricing or the amount of and timing of payor reimbursement.

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

* We may not be able to collect all or any of the estimated range of $16.0 million to $18.0 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.

Our business is substantially dependent on our ability to obtain reimbursement for our LDTs, including the MaterniT 21 PLUS test and the MaterniT GENOME test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of March 31, 2016, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $16.0 million to $18.0 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact our ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If we are unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.

Claims by other companies that we infringe their intellectual property rights could adversely affect our business.

From time to time, companies have asserted, and may again assert, patent, copyright or other intellectual proprietary rights against our tests or tests using our technologies, and/or against our customers (licensees and commercial partners). These claims have resulted, and may in the future result, in lawsuits being brought against us and/or our customers, and could negatively affect demand for our tests, particularly the MaterniT 21 PLUS test, and our ability to maintain existing, or enter into new, agreements with customers. We may not prevail in any lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our tests, technologies or activities, in particular our tests (including the MaterniT 21 PLUS test, the VisibiliT test, the MaterniT GENOME test, the HerediT CF carrier screen test and the HerediT UNIVERSAL test) from which we derive and expect to continue to derive almost all of our revenues, were found to infringe on another company’s intellectual property rights, we could be subject to an injunction that would force the removal of such test from the market or we could be required to redesign such test, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the use of our technologies by our customers and licensees or their customers, which in turn could harm our relationships with our customers, our market share and our revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming to address, will divert our management’s attention from our business, and may harm our reputation.

Our ability to compete in the market may decline if we lose some of our intellectual property rights, if patent rights that we rely on are invalidated, or if we are unable to obtain other intellectual property rights.

Our success will depend on our ability to obtain, protect, and maintain the validity of patents on our technology, to protect our trade secrets, and to maintain our rights to licensed intellectual property or technologies. Such patent rights include U.S. Patent No. 6,258,540, or the ‘540 Patent, ruled invalid by the U.S. District Court for the Northern District of California, a ruling that was upheld by the U.S. Court of Appeals for the Federal Circuit, and foreign equivalents, which we have purchased from Isis for noninvasive prenatal diagnostics and noninvasive prenatal gender determination testing. Such patent rights also include U.S. patents and patent applications, and their foreign equivalents, which we have rights to under the Pooled Patents Agreement with Illumina. Such patent rights also include U.S. and foreign patents and patent applications in-licensed from the Chinese University of Hong Kong, or CUHK, or in-licensed from other third-party entities.

Our patent applications or those of our licensors may not result in the issuance of patents in the U.S. or other countries. Our patents or those of our licensors may not afford meaningful protection for our technology and products. While we do not believe that the District Court’s order ruling that the ‘540 Patent is invalid will impact the competitive landscape (as we have been competing in the marketplace without the benefit of the patent being recognized by competitors), if we are unable to overturn that ruling, it will impact our potential ability in the future to obtain injunctive relief against competitors and/or money damages from competitors. Others may challenge our patents or those of our licensors by proceedings such as interference, oppositions, inter partes review, and reexaminations or in litigation seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, the USPTO or a court may invalidate the patent(s) or determine that the patent(s) is(are) not enforceable, which could harm our competitive position. If one or more of our patents are invalidated or found to be unenforceable, or if the scope of the claims in any of these patents is limited by the USPTO or a court decision, we could lose certain market exclusivity afforded by patents owned or in-licensed by us and potential competitors could more easily bring tests or products to the market that directly compete with our own, including the MaterniT 21 PLUS test. Such adverse decisions may negatively impact our revenues. See Item 1 of this Report for a discussion of legal proceedings affecting our patents and patent applications.

Competitors may develop products or tests similar to ours that do not conflict with our patents or patent rights. Others may develop products, technologies or methods, including noninvasive prenatal tests or other diagnostic tests in violation of our patents or those of our licensors, or by operating around our patents or license agreements, which could reduce or remove our noninvasive prenatal and other diagnostic commercialization opportunities. To protect or enforce our patent rights, we have initiated interference and inter partes review proceedings, and we may initiate oppositions, reexaminations, or litigation against others. However, these activities are expensive, take significant time and divert management’s attention from other business concerns. We may not prevail in these activities. If we are not successful in these activities, the prevailing party may obtain superior rights to our claimed inventions and technology, which could adversely affect our ability to successfully market and commercialize any of our tests that are dependent upon such technologies, including the MaterniT 21 PLUS test. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions that are often the subject of litigation. In 2013, the U.S. Supreme Court decided the case Association for Molecular Pathology v. Myriad Genetics, 133 S. Ct. 2107 (2013) (No. 12-398), a case that held that, “A naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated, but cDNA is patent eligible because it is not naturally occurring.” This Supreme Court decision, and other Supreme Court and lower Federal Court decisions interpreting and/or limiting the scope of patentable subject matter under 35 U.S.C. § 101, as well as the new examination guidelines from the U.S. Patent and Trademark Office issued in 2014 (i.e., the 2014 Interim Guidance on Patent Subject Matter Eligibility (Interim Eligibility Guidance) for USPTO personnel to use when determining subject matter eligibility under 35 U.S.C. 101 in view of recent decisions by the U.S. Supreme Court), have made it more difficult for patentees to obtain and/or maintain patent claims in the United States that are directed to biotechnology-related subject matter, as claims to that subject matter are often perceived to recite or involve Laws of Nature/Natural Principles, Natural Phenomena, and/or Natural Products. No consistent policy has emerged from the USPTO, the offices of foreign countries or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. There is a substantial backlog of biotechnology patent applications at the USPTO and of the equivalent offices around the world and the approval or rejection of patent applications may take several years.

* If we breach any of the terms of our license or supply agreements, or these agreements are otherwise terminated or modified, the termination or modification of such agreements could result in our loss of access to critical components and could delay or suspend our commercialization efforts, and we may compete with our suppliers which may adversely affect our business.

We have sourced or licensed components of our technology from other parties. Our failure to maintain continued supply of such components, particularly in the case of sole suppliers, or the right to use these components would seriously harm our business, financial condition, and results of operations. In the event of any adverse developments with these vendors, Sequenom Laboratories’ testing services may be interrupted, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to these aspects of our technology or other intellectual property rights or technologies that we may acquire from time to time and could impair, delay, or suspend our commercialization efforts, including efforts to market and commercialize the MaterniT 21 PLUS test and the MaterniT GENOME test. While we negotiate for agreement periods or notice of termination periods that provide us reasonable periods of time to secure alternative supplies, and require that such agreements may not be terminated without advance notice arbitrarily or without good reason, such as uncured breach or insolvency, these negotiations are often unsuccessful or such provisions may not provide us with adequate time to secure alternative supplies, provide us with access to alternative technologies on commercially acceptable terms, or otherwise provide us with adequate protection.

For example, Illumina is the sole supplier of sequencers and certain consumables for Sequenom Laboratories’ MaterniT 21 PLUS test, MaterniT GENOME test, and other tests. The supply of sequencers and consumables to Sequenom Laboratories is provided under the Supply Agreement, pursuant to which we and our affiliates will purchase various products from Illumina, which we and they will be able to use for NIPT as well as for other clinical and research uses. The Supply Agreement has a term of five years. Upon the expiration of the Supply Agreement, we face risk and uncertainty regarding our ability to renew the Supply Agreement or to enter into a new supply agreement with Illumina, if at all, and on financial terms that are acceptable to us. Our failure to maintain continued supply of such sequencers and consumables would seriously harm our business, financial condition, and results of operations.

We depend on third-party products and services and limited sources of supply to develop and perform our tests. We also depend on third-party service providers to perform some of our tests.

We rely on outside vendors to supply certain products, components and materials used in our test services. Illumina is the sole supplier of sequencers and certain consumables for the MaterniT 21 PLUS test, the MaterniT GENOME test and the VisibiliT test and those products have lead times of several months. Among other risks, using a platform provided by another party presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks. For example, we have no control over the manufacture of the Illumina sequencers and consumables that we are using for the MaterniT 21 PLUS test, the MaterniT GENOME test and the VisibiliT test, including whether such sequencers and consumables will meet their quality control requirements to ensure quality and reliability for the sequencers and consumables, and can give no assurance that we will be able to obtain a reliable supply of the sequencers and consumables that we need for our tests. In the event that demand for our tests declines or does not meet our forecasts, we could have excess inventory or increased expenses or our margins could decrease which could have an adverse impact on our financial condition and business. In addition, the HerediT UNIVERSAL test is performed by Recombine, Inc. and its affiliates (collectively, “Recombine”). We have no control over the operations or laboratory processes conducted by Recombine.

Many other products, components and materials, including blood collection tubes for the MaterniT 21 PLUS test, MaterniT GENOME test and the VisibiliT test and components of the MassARRAY System that is currently used for the HerediT CF carrier screen and SensiGene fetal Rhesus D genotyping test, are obtained from a single supplier or a limited group of suppliers and some also have lead-times of several months.

These suppliers and service providers may be subject to regulation by the FDA and other regulatory agencies and would therefore need to comply with federal regulations related to the manufacture and distribution of regulated products and the performance of laboratory-developed tests. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers or service providers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing.

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

* Our failure to establish enrollment in and obtain favorable payment policies from state Medicaid programs could result in a substantial portion of our services being unreimbursed and adversely affect our results of operations and financial condition.

We have established enrollment in many state Medicaid programs. However, even though we are enrolled in many state Medicaid programs, we are not receiving reimbursement or are receiving lower than expected reimbursement in some of those states. CMS established a molecular diagnostic code for next generation sequencing tests specific for fetal aneuploidy, code 81420, which was implemented on January 1, 2015, however, it is not exclusive to the MaterniT 21 PLUS test. In those states where we are not enrolled in the Medicaid system, we do not receive reimbursement for our tests. If we are unable to receive reimbursement, or adequate reimbursements under state Medicaid programs, our opportunity for future revenues would be reduced, which would adversely affect our results of operations and financial condition.

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

Any health care reform measures adopted by the U.S. government and other governments could cause significant pressure on the pricing of health care products and services, including our tests, in the U.S. and internationally, as well as the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors to contain or reduce health care costs may compromise our ability to set prices at commercially attractive levels for our tests. Changes in health care policy, such as the creation of broad limits for diagnostic products, could substantially diminish the sale of or inhibit the utilization of future diagnostic tests, increase costs, divert management’s attention and adversely affect our ability to generate revenues and achieve profitability.

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

* If our laboratory facility is damaged, our business would be seriously harmed.

We previously operated laboratory facilities in San Diego, California and Raleigh-Durham, North Carolina. In April 2016, we completed the consolidation of our North Carolina operations to our San Diego laboratory operations, which results in our operation of only one laboratory facility in San Diego, California. Damage to our facility due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and processing of our test services. We face risk in relying upon one laboratory location to meet demand for, perform, and generate revenues from our tests. Reliance upon one facility presents risk to our operations in the event that the facility’s capacity is exceeded, or the facility experiences production problems or delays. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

* We must comply with stringent CLIA requirements to operate, and have limited capacity and infrastructure. Our ability to successfully develop and commercialize tests and to generate revenues will depend on our ability to successfully operate our CLIA-certified laboratory, establish and maintain necessary capacity, and maintain required regulatory licensures.

Sequenom Laboratories, a CLIA-certified, CAP-accredited laboratory, has developed, validated and commercialized seven laboratory-developed tests to date. For future tests, if we are unable to successfully develop and validate any new tests that we intend to commercialize, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested substantially in our infrastructure, and believe that we have sufficient infrastructure and capacity for near-term demand, it is possible that we may not have adequate infrastructure and capacity in place to meet longer term future demand for our currently launched testing services or for the demand of future tests that we develop. Our ability to successfully develop and validate tests will depend on our ability to successfully operate and maintain required regulatory licensure and we cannot provide assurances that we will have sufficient resources to continue our operations and maintain our licenses. We currently perform our tests in our San Diego, California facility. We face risk in relying upon one laboratory location to meet demand for, perform, and generate revenues from our tests. Reliance upon one facility presents risk to our operations in the event that the facility’s capacity is exceeded, or the facility experiences production problems or delays.

CLIA requirements are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Potential sanctions for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency, such as CAP, among others. Sequenom Laboratories is also subject to regulation of laboratory operations under state clinical laboratory amendments as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory regulations may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain and maintain licenses from states where required, we will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as the federal CLIA requirement’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

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

Performance defects, incomplete process controls, unexpected failure modes, unanticipated use of Sequenom Laboratories’ services, or inadequate disclosure of information (including associated risks or limitations) relating to the use of the services can lead to injury or other adverse events, including laboratory operation disruptions, delays, or incorrect clinical testing results. These events could lead to safety alerts relating to our services (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of services from the market. Any removal of services could result in significant costs as well as negative publicity that could reduce demand for our test services. Personal injuries relating to the use of our services can also result in product liability claims being brought against us.

* Our operating results may fluctuate significantly.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•
our success in developing, marketing, and selling, and changes in demand for our testing services, including the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test and the HerediT UNIVERSAL test, and the level of reimbursement and collection obtained for these tests;

•	the pricing of our testing services, and the timing and pricing of new testing service offerings, and those of our competitors;

•	our ability to penetrate the average risk pregnancy market and expand our presence in the obstetrics and gynecology sales channel;

•	third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay for test for average risk pregnancies;

•	uncertainty regarding payor adoption of, and reimbursement for, our MaterniT GENOME test;

•	uncertainty regarding payor adoption of, and reimbursement for, our tests in the average risk pregnancy market;

•	the ability of Illumina to add additional licensees under the Pooled Patents Agreement;

•	our ability to manage costs and expenses and effectively implement our business strategy;

•	our ability, if necessary, to raise additional capital;

•	the amount of royalties that we are required to pay to third parties in connection with the sale of certain of our testing services;

•	our success in collecting payments from third-party payors, customers, and collaborative partners, variations in the timing of these payments and the recognition of these payments as revenues;

•	our success in responding to customer complaints effectively and managing relationships with our customers;

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

Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as point-of-care tests that can be performed by physicians in their offices, esoteric tests that can be performed by hospitals in their own laboratories or home testing that can be performed by patients in their homes. Although CLIA compliance makes it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests cleared or approved by the FDA for home use are automatically deemed to be exempt under CLIA and may also be performed in physician office laboratories with minimal regulatory oversight under CLIA. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits cleared or approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers could reduce the demand for Sequenom Laboratories’ testing services and negatively impact our revenues. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances.

Quarterly revenues may be difficult to predict.

We may be unable to accurately predict quarterly revenues relating to the MaterniT 21 PLUS test and our other tests due to relatively recent changes in billing codes and adoption and implementation of billing codes by payors and uncertainties related to the PPACA. If our quarterly or year-end revenues fall below the expectations of securities analysts and investors, our stock price may decline.

* Uncertainty regarding the development of new tests, including our plans to develop tests in the field of oncology, could materially adversely affect our business, financial condition, and results of operations.

We are continuing to focus research and development efforts on new tests, in addition to improvements and additions to current tests. Our plans for 2016 are to continue to research, develop and commercialize tests for prenatal genetic disorders and diseases and women’s health-related disorders and diseases. The launch of any other test will require the completion of certain clinical development and commercialization activities, and may include the efforts of collaborative partners on which we sometimes rely, and the expenditure of additional cash resources. We can give no assurance that we will be able to successfully complete the clinical development of any other test or diagnostic test or that we will be able to establish or maintain the collaborative relationships (if any collaborators are involved) that are essential to our clinical development and commercialization efforts. We are currently developing a research use assay with an initial focus on the detection and molecular profiling of late stage non-hematologic malignancies, where tissue biopsies are not available or too risky to obtain. We have limited experience in the field of oncology and we cannot guarantee that our research and development activities will be successful in developing any marketable oncology testing service. We are also seeking strategic partners for the commercialization of our oncology liquid biopsy assay and we have reduced our research and development spending in this area. We may not be able to secure strategic partners for the commercialization of our oncology liquid biopsy assay. We cannot provide assurance that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient specimens and we may not be able to use prior collected specimens or collect a sufficient number of appropriate specimens in a timely manner in the future to complete clinical development for any planned test. Patient specimens for clinical development for noninvasive prenatal or oncology tests may be unavailable or available only in limited quantities due to an increased number of competitive parties seeking such specimens. Failure to possess or to collect a sufficient number of appropriate specimens in a timely manner could prevent or significantly delay our ability to research, develop, complete clinical development and validation, or launch any of our planned tests. If our projects reach clinical studies, we or our licensees or collaborators could decide to discontinue development of any or all of these projects at any time for commercial, scientific, or other reasons. Any failure to complete on-going clinical studies for our planned tests could have material adverse effects on our business, operating results or financial condition.

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

The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. To date, the FDA has exercised its enforcement discretion to not regulate laboratory-developed tests as medical devices under the authority of Section 201(h) of the Federal Food, Drug, and Cosmetic Act and exempted from regulation LDTs created and used within a single laboratory. However, at a July 2010 FDA public meeting on oversight of tests, the FDA stated that it was reconsidering its enforcement discretion policy. The FDA commented that regulation of LDTs may be warranted because of the growth in the volume and complexity of testing services utilizing LDTs. On July 31, 2014 the FDA notified the U.S. Congress of its intent to issue draft guidance on regulation of LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft guidance includes premarket review for higher-risk LDTs, like those used to guide treatment decisions, including companion diagnostics that have entered the market as LDTs. In addition, under the draft guidance, the FDA would continue to exercise enforcement discretion for LDTs used solely for forensic purposes and LDTs used in CLIA-certified high complexity histocompatibility labs for transplantation, among others. The final regulation would be phased in over many years. On September 30, 2014, the FDA released two draft guidance documents: “Framework for Regulatory Oversight of Laboratory-Developed Tests (‘LDTs’)” which provides an overview of how FDA would regulate LDTs through a risk-based approach and “FDA Notification and Medical Device Reporting for Laboratory-Developed Tests” which provides guidance on how the FDA would collect information on existing LDTs and begin adverse event reporting. The published draft guidance is identical to the congressional notification. On October 3, 2014, the FDA published notices in the Federal Register formally announcing the release of these draft guidance documents and the beginning of a 120-day public comment period, with final guidance potentially issued in the March-April 2015 timeframes. Final guidance has not yet been issued. Our revenues from testing services utilizing LDTs comprise almost all of our total revenues.

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

We cannot be sure that we will be able to establish any additional research collaborations, licensing arrangements, or other partnerships necessary to develop and commercialize products or that we can do so on terms favorable to us. If we are unable to establish these collaborations or licensing arrangements, we may not be able to successfully generate any milestone, royalty, or other revenues from sales of these products or applications. If our collaborations or licensing arrangements are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer and we may never generate any revenues, or only generate limited revenues, from sales of products based on licensed rights or technologies or under these collaborative or licensing arrangements. If we increase the number of collaborations or licensing agreements, it will become more difficult to manage the various relationships successfully and the potential for conflicts among the collaborators and licensees or licensors will increase. Conflicts with our collaborators, licensees or licensors, or other factors, may lead to disputes over technology or intellectual property rights or product revenue, royalties, or other payments, which may adversely affect our business, including our ability to generate revenues from the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and/or other tests we may launch in the future.

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

We are subject to various federal, state and local laws targeting fraud and abuse in the health care industry, including anti-kickback and false claims laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes to provide that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

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

In addition to the Anti-Kickback Statute, we are also subject to the physician self-referral laws, commonly referred to as the Stark law, which generally prohibits physicians from referring Medicare patients to providers of “designated health services,” including clinical laboratories, with whom the physician or the physician’s immediate family member has an ownership interest or compensation arrangement, unless an applicable exception applies. The Stark law is a strict liability statute, meaning that a violation may occur regardless of the parties’ intent. Moreover, many states have adopted or are considering adopting similar laws, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of the payment for the patient’s care. Penalties for violations of the Stark law include denial of payment, refund of payment, imposition of up to $15,000 in civil monetary penalties for each claim submitted in violation of the law, up to $100,000 in civil monetary penalties for each “arrangement or scheme” that violates the law, a civil monetary penalty of three times the amount claimed, and exclusion from participation in the Medicare program and/or other government health programs. If it is determined that certain of our practices or operations violate the Stark law or similar statutes, the imposition of any such penalties could harm our business.

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

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may limit or otherwise regulate the use of genetic testing, including the MaterniT 21 PLUS test, the MaterniT GENOME test and the VisibiliT test, or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure, including the HerediT UNIVERSAL test. Such concerns may lead individuals to refuse to use genetics tests even if permitted and may lead to negative public relations. Any of these scenarios could reduce the potential markets for our products and services, which would seriously harm our business, financial condition, and results of operations.

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

* We may not successfully complete the sale, or acquisition of, or merger, or joint venture with businesses that we desire to acquire, merge, or partner with.

We may acquire additional businesses or technologies, merge or form joint ventures with other businesses, or enter into other strategic transactions. We are seeking to find strategic partners for the commercialization of our oncology liquid biopsy assay. Managing and completing future acquisitions, mergers, joint ventures, sales, or other strategic transactions entails numerous operational and financial risks, including:

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

•	the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or merger or the integration of any acquired or merged businesses;

•	the exposure to unknown liabilities or disputes with the former stakeholders or management or employees of acquired or merged businesses;

•	higher than expected acquisition or merger and integration expenses that would cause our quarterly and annual operating results to fluctuate;

•	increased amortization expenses if an acquisition or merger results in significant intangible assets;

•	combining the operations and personnel of acquired businesses with our own, which would be difficult and costly;

•	disputes over rights to acquired or accessed technologies or with licensors or licensees of those technologies; and

•	integrating or completing the development and application of any acquired or accessed technologies, which would disrupt our business and divert management’s time and attention.

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

* We may potentially compete with our customers or licensees, which may adversely affect our business.

We have entered into diagnostic test services agreements for the MaterniT 21 PLUS test, the MaterniT GENOME test and other test services. Illumina and we also entered into license agreements for the pooled intellectual property created as a result of the Pooled Patents Agreement. Some of these contractual partners send patient samples to Sequenom Laboratories for test services and other partners perform the testing in their own laboratory or plan to do so in the future. In addition, we expect more third-party laboratories will license the pooled intellectual property. Although there are many potential business opportunities, our customers and licensees may seek diagnostic testing service business from clients or potential clients that we already have as clients or have chosen to pursue. In such cases we will likely compete against our customers or licensees. Competition from our customers or licensees may adversely affect our business or our ability to successfully commercialize our diagnostic testing services.

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

The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which became effective on February 17, 2010, makes HIPAA’s privacy and security standards directly applicable to “business associates,” independent contractors or agents of covered entities that have access to protected health information in connection with providing a service on behalf of a covered entity. We are a covered entity and also a business associate of our covered entity customers. Among other things, HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

As we expand our business, we must continue to implement policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law, which may increase our operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. We have evaluated the security of our computer networks and determined that appropriate measures are in place to safeguard PHI contained on such networks. However, no security system is invulnerable to breach, and unauthorized persons may in the future be able to exploit weaknesses in the security systems of our computer networks and gain access to such PHI. Additionally, we share PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors’ computer networks. Any wrongful use or disclosure of PHI by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors’ computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by us or our third-party contractors.

In addition, different states and foreign nations, such as the EU, also impose certain requirements on the collection of all types of personal information. For example, the European Union Privacy Directive requires that we adhere to certain “safe harbor” requirements with respect to any personal information of a European resident or customer while various states in the U.S. have implemented equally restrictive requirements, such as 201 CMR 17.00, which requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. As a business that operates both internationally and across all fifty states, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors’ computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers and loss of EU Safe harbor certification.

Security threats to our IT infrastructure and/or our physical buildings could expose us to liability, and damage our reputation and business.

It is essential to our business strategy that our technology and network infrastructure and our physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. As a leader in the field of molecular diagnostic testing and genetics analysis, we may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our research, products and services, misappropriate our or our customers’ and partners’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. Despite security measures, we also cannot guarantee security of our physical buildings. If successful, physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, and harm our relationship with customers and partners that are affected, and expose us to financial liability. We maintain cyber security risk insurance coverage, however, any uncovered claim or a claim in excess of our insurance coverage would have to be paid out of our cash reserves, which could have a detrimental effect on our financial condition. It is difficult to determine whether we have sufficient insurance coverage to cover potential claims. Also, we may not be able to procure or maintain insurance policies with desirable levels of coverage on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant claims, which could hurt our reputation and our financial condition.

We may not have adequate insurance if we become subject to product liability or other claims.

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we and Sequenom Laboratories and our partners and collaborators expand commercialization of our tests including the MaterniT 21 PLUS test. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $30.0 million and $2.0 million, respectively. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all. We can provide no assurance that we will be able to avoid significant product liability claims, which could hurt our reputation and our financial condition.

Responding to claims relating to improper handling, storage or disposal of hazardous chemicals, and radioactive and biological materials that we use could be time consuming and costly.

We use controlled hazardous materials in the conduct of our business, as well as biological materials that have the potential to transmit disease. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be liable for any damages that result, which could seriously harm our business. Additionally, an accident could damage our research and manufacturing facilities and operations, resulting in delays and increased costs. Such damage and any expense resulting from delays, disruptions, or any claims may not be covered by our insurance policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1 (1)	Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Certificate of Amendment to Restated Certificate of Incorporation.
3.3 (3)	Restated Bylaws of Registrant, as amended.
3.4 (4)	Amendment to Restated Bylaws of Registrant, as amended.
3.5 (5)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1 (1)	Specimen common stock certificate.
4.2 (5)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.
4.3 (5)	Form of Right Certificate.
4.4 (6)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.
4.5 (7)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.
4.6	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).
4.7 (8)	Indenture dated as of June 9, 2015 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.
4.8	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.7).
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 19, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 28, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (No. 000-29101) filed June 11, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2016

SEQUENOM, INC.

By:	/s/ CAROLYN D. BEAVER
Carolyn D. Beaver
Senior Vice President and Chief Financial Officer