Form 10-Q
period 2016-06-30
SEQUENOM INC
filed 2016-08-05
CIK 1076481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q
____________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, there were 119,243,357 shares of the registrant’s Common Stock outstanding.

SEQUENOM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEQUENOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value information)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$60,731	$50,344
Marketable securities, available-for-sale	597	25,826
Accounts receivable, net	7,284	6,421
Inventories	4,276	2,417
Prepaid expenses and other current assets	2,475	2,943
Total current assets	75,363	87,951
Property, equipment and leasehold improvements, net	4,833	10,059
Goodwill	10,007	10,007
Intangible assets, net	6,507	8,087
Other assets	619	624
Total assets	$97,329	$116,728

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,750	$5,234
Accrued expenses	14,309	15,368
Long-term debt and obligations, current portion	—	316
Other current liabilities	427	589
Total current liabilities	22,486	21,507
Long-term debt and obligations, less current portion	—	5,294
Convertible senior notes, net	127,803	127,079
Other long-term liabilities	1,523	1,246
Total liabilities	151,812	155,126
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, par value $0.001; 5,000 shares authorized, no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.001; 185,000 shares authorized, 119,243 and 118,568 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	119	119
Additional paid-in capital	994,674	990,999
Accumulated other comprehensive income	108	112
Accumulated deficit	(1,049,384)	(1,029,628)
Total stockholders’ deficit	(54,483)	(38,398)
Total liabilities and stockholders’ deficit	$97,329	$116,728
See accompanying notes to the condensed consolidated financial statements (unaudited).

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Statements of Operations
Revenues:
Diagnostic services, net	$26,512	$30,891	$51,922	$66,595
License	2,775	1,875	4,935	3,977
Total revenues	29,287	32,766	56,857	70,572
Costs and expenses:
Cost of revenues	13,754	16,595	30,558	35,902
Selling and marketing	8,424	8,359	16,934	16,845
Research and development	4,066	5,652	8,967	11,520
General and administrative	7,308	8,511	15,162	17,186
Restructuring costs	191	656	1,050	656
Total costs and expenses	33,743	39,773	72,671	82,109
Gain on pooled patents agreement	—	—	—	21,000
Operating (loss) income	(4,456)	(7,007)	(15,814)	9,463
Interest expense	(1,990)	(2,000)	(4,047)	(4,013)
Interest income	38	16	76	34
Other income (expense), net	158	26	181	(88)
(Loss) income before income taxes	(6,250)	(8,965)	(19,604)	5,396
Income tax expense	(57)	(48)	(152)	(124)
Net (loss) income	$(6,307)	$(9,013)	$(19,756)	$5,272

Net (loss) income per common share, basic
Net (loss) income per share	$(0.05)	$(0.08)	$(0.17)	$0.04
Weighted average number of shares outstanding, basic	119,272	118,120	119,065	117,930

Net (loss) income per common share, diluted
Net (loss) income per share	$(0.05)	$(0.08)	$(0.17)	$0.04
Weighted average number of shares outstanding, diluted	119,272	118,120	119,065	118,684

Statements of Comprehensive (Loss) Income
Net (loss) income	$(6,307)	$(9,013)	$(19,756)	$5,272
Other comprehensive (loss) income:
Unrealized net (loss) gain on available-for-sale securities, net of taxes	(7)	18	(4)	57
Foreign currency translation adjustment	—	19	—	47
Total other comprehensive (loss) income	(7)	37	(4)	104
Comprehensive (loss) income	$(6,314)	$(8,976)	$(19,760)	$5,376
See accompanying notes to the condensed consolidated financial statements (unaudited).

SEQUENOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating activities
Net (loss) income	$(19,756)	$5,272
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	3,473	3,407
Depreciation and amortization	3,434	5,716
Other non-cash items	564	962
Gain on pooled patents agreement	—	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	(863)	3,338
Inventories	(1,396)	2,996
Prepaid expenses and other assets	(196)	(475)
Accounts payable and accrued expenses	(519)	(7,047)
Other liabilities	115	(1,515)
Net cash used in operating activities	(15,144)	(8,346)

Investing activities
Purchases of property, equipment and leasehold improvements	(695)	(1,626)
Purchases of marketable securities	(9,967)	(14,996)
Maturities and sales of marketable securities	35,196	15,000
Proceeds from pooled patents agreement	—	6,000
Proceeds from the sale of assets	833	—
Change in restricted cash	233	500
Net cash provided by investing activities	25,600	4,878

Financing activities
Payments on term loan and capital lease obligations	(272)	(3,934)
Proceeds from common stock issued under employee stock plans	203	282
Net cash used in financing activities	(69)	(3,652)
Effect of exchange rate changes on cash and cash equivalents	—	(37)
Net increase (decrease) in cash and cash equivalents	10,387	(7,157)
Cash and cash equivalents at beginning of period	50,344	63,309
Cash and cash equivalents at end of period	$60,731	$56,152
See accompanying notes to the condensed consolidated financial statements (unaudited).

SEQUENOM, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    The Company and a Summary of Its Significant Accounting Policies

The Company

Sequenom, Inc., and its wholly owned subsidiary Sequenom Center for Molecular Medicine LLC, doing business as Sequenom Laboratories (collectively the “Company”), is a life sciences company committed to enabling healthier lives through the development of innovative products and services. The Company serves patients and physicians by providing early patient management information. The Company develops and commercializes innovative molecular diagnostics testing services that serve the women’s health market and is developing products and services for the oncology market.

On July 26, 2016, the Company entered into an Agreement and Plan of Merger, or Merger Agreement, with Laboratory Corporation of America Holdings, a Delaware corporation, or Parent, and Savoy Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer, or Offer, no later than August 9, 2016, to acquire all of the outstanding shares of common stock of the Company, $0.001 par value per share, including the associated preferred stock purchase rights, or Rights, issued under the Rights Agreement, dated March 3, 2009, as amended, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (such Rights, together with the shares of Company common stock, the “Shares”), at a purchase price of $2.40 per Share in cash, or the Offer Price, without interest, subject to any required withholding of taxes. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent, or the Merger. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited superior offer, the Company will be required to pay a termination fee of $10.6 million (the “Termination Fee”). Refer to “Note 9 - Subsequent Events” for additional details.

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

Segment and Geographic Information

The Company evaluates segment reporting in accordance with Accounting Standards Codification, or ASC, 280 during each reporting period, including evaluating the reporting package reviewed by the Company’s Chief Operating Decision Maker, or CODM. As of June 30, 2016, the Company concluded it operates in a single operating segment and a single reporting unit as a provider of innovative diagnostic testing services based on the financial information available and that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company currently derives its diagnostic services revenue from domestic and international customers by providing testing services in its laboratory located in San Diego, California.

During the three and six months ended June 30, 2016, 6.6% and 6.0% of diagnostic services revenue was recognized from international customers, respectively. During the three and six months ended June 30, 2015, 4.8% and 4.6% of diagnostic services revenue was recognized from international customers, respectively. The Company also generates license revenue through the Company’s Pooled Patents Agreement, or Pooled Patents Agreement, with Illumina, Inc., or Illumina, discussed in further detail below. The Company has limited visibility into the revenue reported by Illumina to the Company. For the portion of the Company’s license revenue recognized from the Pooled Patents Agreement that is derived from Illumina partners or licensees, the Company does not have the ability to determine whether the license revenue was derived from domestic or international sources.

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

Diagnostic services revenue is derived from providing testing services in the Company’s laboratory, which are reimbursed through arrangements with third-party payors and amounts patients self-pay or through contractual arrangements (client bill). Diagnostic services revenue for third-party payors is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected from such payor for the test and the above criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicare and Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes laboratories and customers with whom the Company has a contractual agreement where they will pay for the test upon delivery of the test results to the ordering physicians. The Company generally bills third-party payors upon delivery of a test result to the ordering physician following completion of a test. Patients have responsibility for out-of-pocket costs for amounts not covered by their insurance carrier and the Company bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Revenue from patients, through co-payments or through cash based service offerings, is recognized on a cash basis. Some payors may not cover the test as ordered by the physician under their reimbursement policies. Consequently, the Company pursues reimbursement on a case-by-case basis.

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

Pooled Patents Agreement

In December 2014, the Company entered into the Pooled Patents Agreement with Illumina. Pursuant to the Pooled Patents Agreement, a patent pool was established that is global in nature and combines the noninvasive prenatal testing, or NIPT, patents controlled by the Company and Illumina. Under the Pooled Patents Agreement, both the Company and its sublicensees and Illumina and its sublicensees pay a per-test fee into the pool for NIPT tests, which is then shared between the Company and Illumina. The Company recognizes license revenue in the period reported by its partners and Illumina and in certain cases this can result in a delay in recognizing revenue up to one quarter from the period in which the test was performed. As of June 30, 2016, there were 50 licensees to the patent pool, including Illumina’s affiliate, Verinata Health, Inc., or Verinata, and Sequenom Laboratories.

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

The Company considers ordering physicians and client laboratories to be its customers. No single customer accounted for over 10% of total revenue for the three and six months ended June 30, 2016 or for the three months ended June 30, 2015. For the six months ended June 30, 2015, one customer represented more than 10% of total revenue, accounting for $7.2 million, or 10.3%. Additionally, hundreds of third-party payors have reimbursed the Company for one or more of its tests. At a third-party payor level, one payor represented more than 10% of total revenue for the three months ended June 30, 2016, for the three months ended June 30, 2015, and for the six months ended June 30, 2016, accounting for $3.0 million, or 10.4%, $3.3 million, or 10.2%, and $5.7 million, or 10.1%, respectively. No single payor represented more than 10% of total revenue for the six months ended June 30, 2015.

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

For periods in which the Company incurs a loss, the interest charges during the period are not added back to net loss and the potentially dilutive shares are not considered in the calculation of net loss per share as their effect would be anti-dilutive. A summary of information used to compute basic and diluted net earnings per share is shown below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net (loss) income for diluted earnings per share	$(6,307)	$(9,013)	$(19,756)	$5,272

Weighted-average common shares outstanding	119,272	118,120	119,065	117,930
Dilutive effect of common share equivalents	—	—	—	754
Shares used in calculating diluted earnings per share	119,272	118,120	119,065	118,684

Net (loss) income per basic share	$(0.05)	$(0.08)	$(0.17)	$0.04
Net (loss) income per diluted share	$(0.05)	$(0.08)	$(0.17)	$0.04

Common stock equivalents that could potentially reduce net income per common share in the future that were not included in the determination of diluted net (loss) income per common share, as their effects were antidilutive, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Shares underlying Convertible Senior Notes	28,088	28,088	28,088	28,088
Options to purchase common stock	14,088	9,714	14,841	8,850
Restricted stock units not yet vested and released	5,452	2,155	5,928	67
Warrants to purchase common stock	200	250	200	200
Total	47,828	40,207	49,057	37,205

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 was amended in 2016 by ASU 2016-08, ASU 2016-10, and ASU 2016-12. The amendments in these 2016 updates did not change the core principle of the existing guidance issued in May 2014 but clarify implementation guidance of determining whether the company is a principal or agent in a contractual agreement and provide additional information regarding contract performance obligations and licensing. The ASU and amendments creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017, which will be the Company’s fiscal year 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU is the result of the FASB’s simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. The ASU became effective for interim and annual periods on January 1, 2016. The ASU required the Company to reclassify its capitalized debt issuance costs previously recorded as assets on the condensed consolidated balance sheets. As a result of the ASU, the Company reclassified debt issuance costs of $1.0 million from “other current assets and prepaid expenses” and $1.0 million from “other assets” to “long-term debt and obligations, less current portion” as of December 31, 2015. The debt issuance costs as of June 30, 2016 have also been included in the “long-term debt and obligations, less current portion” line on the condensed consolidated balance sheets. The ASU had no effect on the Company’s results of operations or liquidity.

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

Note 2.    Supplementary Financial Information

Marketable Securities, Available-for-sale (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$100	$—	$—	$100
Mutual funds	312	195	(10)	497
Total marketable securities	$412	$195	$(10)	$597

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$25,238	$—	$(24)	$25,214
Certificates of deposit	97	—	—	97
Mutual funds	312	203	—	515
Total marketable securities	$25,647	$203	$(24)	$25,826

As of June 30, 2016 and December 31, 2015, gross unrealized losses on marketable securities were insignificant. There were no impairments considered other-than-temporary for the periods presented, as the Company had the intent and ability to hold the securities for a period of time sufficient to allow for recovery in the market value.

Inventories (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$3,969	$2,145
Work in process	307	272
Total inventories	$4,276	$2,417

Property, Equipment and Leasehold Improvements, net (in thousands):

	June 30, 2016	December 31, 2015
Property, equipment and leasehold improvements	$51,296	$65,328
Less accumulated depreciation	(46,463)	(55,269)
Total property, equipment and leasehold improvements, net	$4,833	$10,059

Depreciation expense for the three and six months ended June 30, 2016 was $0.5 million and $1.9 million, respectively, and was $2.0 million and $4.1 million for the three and six months ended June 30, 2015, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Accrued Expenses (in thousands):

	June 30, 2016	December 31, 2015
Accrued royalties, licenses, and collaboration payments	$4,468	$5,046
Accrued compensation and related taxes	5,883	5,349
Accrued professional and consulting fees	672	468
Accrued interest	1,625	1,649
Other	1,661	2,856
Total accrued expenses	$14,309	$15,368

Note 3.    Long-Term Obligations

Long-Term Obligations (in thousands, except percentages):

	June 30, 2016	December 31, 2015
5.0% Convertible Senior Notes due October 2017 ($45,000) and January 2018 ($85,000), interest payable semi-annually in April and October	$130,000	$130,000
Unamortized debt discount on Convertible Senior Notes due January 2018	(659)	(867)
Unamortized debt issuance costs on Convertible Senior Notes due October 2017 and January 2018	(1,538)	(2,054)
Obligation for building and improvements, effective interest rate of 5.2% as of December 31, 2015, terminated April 2016	—	5,597
Capital lease liabilities, expired January 2016	—	13
Total long-term obligations	127,803	132,689
Less current portion	—	(316)
Non-current portion	$127,803	$132,373

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

The 2017 Notes are convertible into a total of 9.7 million shares of common stock, which was equal to an initial conversion rate of 216.0644 shares of common stock per $1,000 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. The maximum conversion rate is 275.4821 shares of common stock per $1,000 principal amount of the 2017 Notes, which would result in a maximum issuance of 12.4 million shares of common stock if all holders converted at the maximum conversion rate. In addition, under certain circumstances the Company, in connection with a make-whole fundamental change (as defined in the indenture governing the 2017 Notes), may be required to increase the conversion rate for holders of the 2017 Notes. As of June 30, 2016, no change to the conversion rate had occurred on the 2017 Notes.

The Company could not redeem the 2017 Notes prior to October 1, 2015. After October 1, 2015, the Company may redeem for cash all, but not less than all, of the 2017 Notes if the last reported sale price of the common stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which the notice of the redemption is delivered. The redemption price will equal 100% of the principal amount of the 2017 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the 2017 Notes are called for redemption, a make-whole fundamental change will be deemed to occur. Upon a fundamental change (as defined in the indenture governing the 2017 Notes and which would be triggered by the consummation of the Merger), the holders may require that the Company repurchase some or all of their 2017 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2017 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

On September 17, 2012, the Company entered into an indenture with Wells Fargo Bank, National Association, as trustee, relating to the 2017 Notes. The 2017 Notes are senior, unsecured obligations and rank equal in right of payment with existing and future senior, unsecured indebtedness, and are senior in right of payment to any future indebtedness that is expressly subordinated to the 2017 Notes. The 2017 Notes will be effectively subordinated to existing and future secured indebtedness to the extent of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities and commitments of subsidiaries, including trade payables and any guarantees that they may provide with respect to any existing or future indebtedness.

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

The conversion rate is initially 216.0644 shares of common stock per $1,000 principal amount of 2018 Notes (equivalent to an initial conversion price of approximately $4.63 per share of common stock), and will be subject to adjustment upon the occurrence of certain events. In addition, holders of the 2018 Notes who convert their 2018 Notes in connection with a make-whole fundamental change (defined in the indenture governing the 2018 Notes), whose 2018 Notes are converted in connection with a mandatory conversion or who convert their 2018 Notes on a conversion date on which the last reported sales price of the Company’s common stock equals or exceeds the then applicable conversion price are, under certain circumstances, entitled to an increase in the conversion rate.

The Company may not redeem the 2018 Notes prior to the maturity date. Upon a fundamental change (as defined in the indenture governing the 2018 Notes and which would be triggered by the consummation of the Merger), the holders of the 2018 Notes may require that the Company repurchase some or all of their 2018 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2018 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

Obligation for Building and Improvements

In November 2011, the Company entered into a lease agreement for a building in Raleigh-Durham, North Carolina, that was accounted for as a financing lease. The term of the lease and the obligation was initially 15 years through October 2026, including two 5-year extensions of the lease. Rent payments under the lease were allocated primarily between interest expense and a reduction to the long-term obligation. The Company terminated the lease in April 2016 in order to consolidate the North Carolina operations into the San Diego laboratory. Refer to “Note 8 - Restructuring and Other Transactions” for additional details on the lease termination.

Note 4.    Commitments and Contingencies

Ariosa Litigation

In December 2011, the Company was named as a defendant in a complaint filed by plaintiff Aria Diagnostics, Inc., in the U.S. District Court for the Northern District of California, or District Court, case no. 3:11-cv-06391-SI. Since the complaint was filed, Aria changed its name to Ariosa Diagnostics, Inc., or Ariosa. In the complaint, the plaintiff seeks a judicial declaration that no activities related to the plaintiff’s noninvasive, prenatal test using cell-free DNA circulating in the blood of a pregnant woman do or will infringe any claim of U.S. Patent No. 6,258,540 entitled Noninvasive Prenatal Diagnosis, or the ‘540 Patent, which was exclusively in-licensed from Isis Innovation ltd., or Isis, prior to September 30, 2014, when the Company purchased the patent from Isis. In March 2012, the Company filed an answer to the complaint and asserted counterclaims that Ariosa is infringing the ‘540 Patent and seeking unspecified damages and injunctive relief. The Company’s counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only, but with the purchase of the ‘540 Patent, Isis was dismissed from the lawsuit. In March 2012, Ariosa responded to the Company’s answer and counterclaims and asserted affirmative defenses including invalidity of the ‘540 Patent under U.S. patent laws. In March 2012, the Company filed a motion against Ariosa for preliminary injunctive relief. On July 5, 2012, the District Court denied the Company’s motion for preliminary injunctive relief and on July 16, 2012, the Company filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, or CAFC, from the order denying the preliminary injunction motion. On August 9, 2013, the CAFC vacated and remanded the District Court’s decision, ruling that the District Court incorrectly interpreted the claims of the ‘540 Patent and improperly balanced factors regarding issuance of a preliminary injunction. On August 16, 2013, Ariosa filed a motion for summary judgment in favor of Ariosa on our counterclaim for patent infringement on the ground that the claims of the ‘540 Patent are invalid because they are not drawn to patent-eligible subject matter under the patent code, Title 35 U.S.C. § 101. On October 16, 2013, the District Court issued its order on the interpretation of the claims of the patent. On October 30, 2013, the District Court issued its order granting Ariosa’s motion for summary judgment, finding that the ‘540 Patent is invalid under Title 35 U.S.C. §101. The Company disagreed with the Order and appealed the decision to the CAFC. The CAFC issued its decision on June 12, 2015 affirming the District Court. On August 13, 2015, the Company filed a petition for en banc rehearing by the CAFC. That petition was denied by the Court of Appeals on December 2, 2015. On March 21, 2016, the Company filed a petition for a writ of certiorari that asks the U.S. Supreme Court to review the appeal and find the claims of the ‘540 Patent directed to patent-eligible subject matter. On June 27, 2016, the U.S. Supreme Court denied the petition.

Ariosa Inter Partes Review

In addition, Ariosa has sought to invalidate the ‘540 Patent through a petition for inter parties review, or IPR, (Case IPR2012-00022 (MPT)) under 35 U.S.C. section 312 and 37 C.F.R. section 42.108, before the Patent Trial and Appeal Board, or PTAB, of the United States Patent and Trademark Office, or USPTO. Trial of the IPR was held before the PTAB on January 24, 2014. The PTAB issued a Decision in the IPR on September 2, 2014, invalidating some claims but upholding the validity of other claims. Both the Company and Ariosa requested reconsideration of the PTAB decision. Those requests were denied by the PTAB. On April 7, 2015, Ariosa filed a Notice of Appeal to appeal the PTAB decision to the CAFC. Two weeks later, on April 21, 2015, the Company filed a Notice of Appeal for the Company’s cross-appeal of the PTAB decision to the CAFC. Both the Company and Ariosa requested, by joint motion filed on July 17, 2015, a stay of the appeal of the PTAB decision pending resolution of the appeal of the decision from the District Court that the ‘540 patent claimed patent ineligible subject matter. On July 22, 2015, the clerk of the CAFC granted a full stay of proceedings. On January 11, 2016, and in response to a request for an update from the clerk of the CAFC, the Company and Ariosa once again requested by joint motion a full stay of the appeal of the PTAB decision. On July 29, 2016, the Company and Ariosa filed a Joint Stipulation that asks the CAFC to dismiss the Ariosa Appeal and Sequenom Cross-Appeal.

Natera Litigation

In January 2012, the Company was named as a defendant in a complaint filed by plaintiff Natera, a Delaware corporation, in the District Court, case no. 3:12-cv-00132-SI. In the complaint, Natera seeks a judicial declaration that (i) activities related to Natera’s noninvasive, prenatal paternity test do not directly or indirectly infringe any claim of the ‘540 Patent, and (ii) one or more claims of the ‘540 Patent are invalid for failure to comply with the requirements of the patent laws of the U.S. In April 2012, the Company filed an answer to the complaint and asserted counterclaims that Natera and DNA Diagnostics Center, Inc., or DDC, are infringing the ‘540 Patent based on their activities relating to noninvasive prenatal paternity testing and noninvasive prenatal aneuploidy testing and seeking unspecified damages and injunctive relief. The Company’s counterclaims named Isis as a nominal counter-defendant for purposes of subject matter jurisdiction only and the Company has dismissed Isis from the case now that the Company has purchased the ‘540 patent from Isis. On October 16, 2013, the District Court issued its order on the interpretation of the patent claims. Many of the ‘540 Patent claims asserted against Natera are the same claims that were invalidated by the District Court on October 30, 2013 in the litigation involving Ariosa, set forth above, and the Company and Natera stipulated to final judgment on the ‘540 patent claims in this case and appealed the patent invalidity determination to the CAFC, which consolidated the Ariosa, Natera, and Verinata case appeals. On August 13, 2015, the Company filed a petition for en banc rehearing by the CAFC. That petition was denied by the CAFC on December 2, 2015. On March 21, 2016, the Company filed a petition for writ of certiorari petition that asks the U.S. Supreme Court to review the appeal and find the claims of the ‘540 Patent directed to patent-eligible subject matter. On June 27, 2016, the U.S. Supreme Court denied the petition.

EU Opposition Proceedings

On September 29, 2014 and October 1, 2014, two unknown third parties initiated Opposition Proceedings against European Patent EP2183693 B1, entitled “Diagnosing Fetal Chromosomal Aneuploidy Using Genomic Sequencing,” or EP ‘693 patent, in the European Patent Office. This patent was previously in-licensed by the Company from the Chinese University of Hong Kong, or CUHK, but has since been added to the patent pool under the Pooled Patents Agreement. The Company has rights to this patent under the patent pool but the Company no longer controls efforts to defend this patent in the Opposition Proceedings. On December 23, 2015, Premaitha Health PLC filed a notice of intervention to join in opposing the EP ‘693 patent. On June 8, 2016, the Opposition Division confirmed the validity of the first set of auxiliary claims of the EP ‘693 patent.

Premaitha Litigation

Certain litigations were initiated in 2015 and 2016 to enforce the pooled patent rights. On March 13, 2015, Illumina filed a complaint in the High Court of Justice, Chancery Division, United Kingdom, alleging that Premaitha Health PLC, or Premaitha, infringed two European patents in the patent pool: EP0994963 and EP1981995. The Company is named as a plaintiff in this lawsuit because the Company owns the EP0994963 patent by virtue of its purchase of this patent, a counterpart to the U.S. ‘540 patent, from Isis in 2014. On January 7, 2016, Illumina filed a second complaint in the High Court of Justice, Chancery Division, United Kingdom, alleging that Premaitha infringed a third European patent in the patent pool: EP2183693. The Company is not named as a plaintiff in this second lawsuit. The two cases have been consolidated for trial, which is expected to take place sometime after July 1, 2017. On July 1, 2016, the Court issued a ruling that an anti-competition claim brought by Premaitha would only be heard, if at all, after conclusion of the technical trial to be held sometime after July 1, 2017.

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

European Commission DG Competition

On April 29, 2016, the European Commission DG Competition sent a Request For Information to the Company requesting information regarding an allegation of anti-competitive behavior related to Non-Invasive Prenatal Testing (NIPT) and Sequencing Platforms in the European Union / European Economic Area as a result of the Pooled Patents Agreement. The Company responded to that Request For Information on May 16, 2016. The case is titled: Case AT. 40390 - Non-Invasive Prenatal Testing (NIPT) and Sequencing Platforms- RFI - D(2016)/041425.

Ariosa, Sonic Healthcare & Clinical Labs Litigation

On June 7, 2016, the Company filed a patent infringement complaint against Sonic Healthcare, Australian Clinical Labs and Ariosa in the Federal Court of Australia, Victoria District, General Division. The complaint accuses Sonic Healthcare and Australian Clinical Labs’ use of the Harmony™ NIPT test supplied by Ariosa of infringing Australian Patent 727,919 which is owned by the Company. The Company is seeking all available remedies, including damages (or an account of profits) and orders of restraint. Trial in this case has not been scheduled.

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

Note 5.    Stock Compensation Plans

Equity Incentive Plans

The following table summarizes stock option activity of the Company during the six months ended June 30, 2016 (shares in thousands):

	Shares Subject to Options	Weighted-Average Exercise Price per Share
Outstanding at December 31, 2015	11,408	$4.41
Granted	2,988	$1.55
Exercised	—	$—
Forfeitures and cancellations	(1,271)	$3.77
Outstanding at June 30, 2016	13,125	$3.82
Options exercisable at June 30, 2016	8,102	$4.93

The following table summarizes activity related to restricted stock units of the Company during the six months ended June 30, 2016 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	2,443	$2.64
Grants and awards	3,323	$1.57
Vested and released	(342)	$3.42
Forfeitures and cancellations	(372)	$2.46
Outstanding at June 30, 2016	5,052	$1.92

Issuances of Common Stock

In the six months ended June 30, 2016, the Company issued a total of 277,437 shares of common stock under the employee stock purchase plan, or ESPP, resulting in proceeds of $0.4 million.

Share-Based Compensation Expense

Following are the weighted-average underlying assumptions used to determine the fair value of stock option award grants and for stock purchase rights under the ESPP for the periods indicated:

	Six Months Ended
Stock Option Grants	June 30, 2016	June 30, 2015
Risk-free interest rate	1.3%	1.8%
Volatility	68.7%	91.8%
Dividend yield	—%	—%
Expected life (years)	6.8	7.1
Weighted-average grant date fair value	$0.77	$2.87

	Six Months Ended
ESPP Stock Purchase Rights	June 30, 2016	June 30, 2015
Risk-free interest rate	0.39%	0.14%
Volatility	74.6%	55.7%
Dividend yield	—%	—%
Expected life (years)	0.5	0.5
Weighted-average grant date fair value	$0.56	$1.07

Note 6.    Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2016 (in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$54,144	$54,144	$—
Total cash equivalents	54,144	54,144	—

Marketable securities:
Certificates of deposit	100	—	100
Mutual funds	497	497	—
Total marketable securities	597	497	100
Total	$54,741	$54,641	$100

As of December 31, 2015 (in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$43,815	$43,815	$—
Total cash equivalents	43,815	43,815	—

Marketable securities:
U.S. treasury securities	25,214	25,214	—
Certificates of deposit	97	—	97
Mutual funds	515	515	—
Total marketable securities	25,826	25,729	97
Total	$69,641	$69,544	$97

There were no transfers in or out of Level 1, Level 2, or Level 3 investments during the six months ended June 30, 2016 or the year ended December 31, 2015.

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

The carrying amounts and fair values of the 2017 Notes and 2018 Notes are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible Senior Notes	$127,803	$78,182	$127,079	$106,505

At June 30, 2016 and December 31, 2015, the fair values of the 2017 Notes and the 2018 Notes were based on quoted market prices in an active market for the notes (Level 1). The carrying amounts at June 30, 2016 and December 31, 2015 include unamortized debt issuance costs of $1.5 million and $2.1 million, respectively, and unamortized debt discounts of $0.7 million and $0.9 million, respectively.

Note 7.    Income Taxes

The Company’s income tax expense is primarily due to tax liabilities resulting from state operations and deferred income tax expense related to amortization of indefinite lived intangibles.

The Company’s income tax expense is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When the Company establishes or reduces the valuation allowance against deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of June 30, 2016 and December 31, 2015, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

Note 8.    Restructuring and Other Transactions

On April 17, 2016, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises, or Termination Agreement, for the Company’s laboratory facility in Raleigh-Durham, North Carolina. The term of the lease was originally scheduled to expire on December 31, 2016, with available extensions through October 2026. The Termination Agreement accelerated the expiration of the lease to April 17, 2016. The Company had previously accounted for the lease as a financing lease and recognized a capital lease liability on its balance sheet with rental payments allocated between interest expense and a reduction to the Company’s capital lease liability. As a result of the transaction, the Company was relieved of the capital lease liability for the building as of April 17, 2016. Additionally, on April 18, 2016, the Company entered into an Asset Purchase Agreement, or APA, pursuant to which the Company sold certain equipment and tenant improvements at the North Carolina facility for a one-time cash payment of $0.7 million. The Company did not recognize any gain or loss on the de-recognition of the capital lease obligation and the corresponding tenant improvements and sale of certain equipment and tenant improvements that were included in the APA.

The Company incurred $0.2 million and $1.1 million of restructuring costs related to the consolidation of its North Carolina operations and planned reduction in oncology related research and development activities for the three and six months ended June 30, 2016, respectively. The restructuring charges primarily consisted of one-time employee severance benefits, contract termination costs and other costs associated with the closure of the North Carolina laboratory. The Company may incur additional restructuring charges related to its cost saving initiatives in the second half of 2016, however, amounts are expected to be immaterial.

In May 2015, the Company decommissioned one of its research and development laboratories as part of the Company's plan to move certain general and administrative functions into the Company's corporate headquarters facility. As part of the decommissioning of the laboratory, the Company recognized an impairment charge of $0.4 million on certain laboratory assets during the three and six months ended June 30, 2015, which it deemed would no longer be used. Additionally, in May 2015, the Company committed to a plan to consolidate its Grand Rapids facility to its facility located in North Carolina. In connection with the plan the Company recognized $0.3 million in employee terminations costs during the three and six months ended June 30, 2015.

Note 9.    Subsequent Events

Agreement and Plan of Merger

On July 26, 2016, the Company entered into the Merger Agreement with Laboratory Corporation of America Holdings, a Delaware corporation, or Parent, and Savoy Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence the Offer no later than August 9, 2016 to acquire the Shares, for the Offer Price, without interest, subject to any required withholding of taxes. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Merger will be effected.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including that the number of Shares tendered in the Offer, considered together with all other Shares (if any) otherwise owned by Purchaser, must represent one more than 50% of the total number of Shares outstanding at the time of the consummation of the Offer, including for the purposes of this calculation (x) Shares subject to vesting or forfeiture or repurchase by the Company, or Company Restricted Stock Awards, plus (y) the total number of shares issuable to holders of the Company’s stock options, or Company Options, and warrants from which the Company has received notices of exercise prior to the expiration of the Offer plus (z) the aggregate number of Shares issuable upon the deemed or pending exercise, if any, prior to or at the expiration of the Offer, of any warrants, 2017 Notes and 2018 Notes, but excluding any warrants included in clause (y), or the Minimum Condition.

At the effective time of the Merger, or the Effective Time, the Shares not purchased pursuant to the Offer (other than Shares held by the Company, Parent, Purchaser or any of their respective wholly owned subsidiaries or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware law) will each be converted into the right to receive an amount in cash equal to the Offer Price, or the Merger Consideration, without interest, subject to any required withholding of taxes. Following the completion of the Offer, if Parent and Purchaser have satisfied the conditions to the consummation of the Merger set forth in the Merger Agreement, the Merger will become effective on the first business day following the time at which the Purchaser accepts, for the first time, for payment and pays for such number of Shares validly tendered and not properly withdrawn as satisfies the Minimum Condition, or the Offer Acceptance Time, in accordance with and subject to the Delaware General Corporation Law.

Each of the Company’s Stock Options that is outstanding as of immediately prior to the Effective Time and held by an individual who, as of the Effective Time, is an active employee, director or consultant of the Company, shall accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon, the Effective Time. As of the Effective Time each Company Option that is then outstanding and unexercised shall be canceled and converted into the right to receive cash (without interest) in an amount equal to the product of (i) the total number of Shares subject to the vested portion of such Company Option immediately prior to the Effective Time (taking into account any acceleration of vesting), multiplied by (ii) the excess, if any, of (x) the Merger Consideration over (y) the exercise price payable per Share under such Company Option. No holder of a Company Option that has an exercise price per Share that is equal to or greater than the Merger Consideration shall be entitled to any payment with respect to such canceled Company Option before or after the Effective Time.

Pursuant to the Merger Agreement, each restricted stock unit providing for settlement in Shares, or Company RSU, that is outstanding as of immediately prior to the Effective Time and held by an individual who, as of the Effective Time, is an active employee, director or consultant of the Company, shall accelerate and become fully vested effective immediately prior to, and contingent upon, the Effective Time. In lieu of any issuance of Shares in settlement of such Company RSU, as of the Effective Time, each Company RSU that is outstanding shall be canceled and converted into the right to receive cash (without interest) in an amount equal to the product of (i) the total number of Shares issuable in settlement of the vested portion of such Company RSU immediately prior to the Effective Time (taking into account any acceleration of vesting) multiplied by (ii) the Merger Consideration.

Each award of Shares that is subject to vesting or forfeiture or repurchase by the Company, or Company Restricted Award, that is outstanding as of immediately prior to the Offer Acceptance Time shall accelerate and become fully vested such that the Company’s right of reacquisition or repurchase, as applicable, shall lapse in full effective immediately prior to, and contingent upon, the Offer Acceptance Time. As of the Offer Acceptance Time, each Share underlying each Company Restricted Award shall be treated as an outstanding Share for purposes of the Merger Agreement, including for purposes of tendering pursuant to the Offer. Following the completion of the Offer, if Parent and Purchaser have satisfied the conditions to the consummation of the Merger set forth in the Merger Agreement, the Merger will become effective on the first business day following the Offer Acceptance Time, in accordance with and subject to the Delaware General Corporation Law.

To the extent required pursuant to the indenture dated as of September 17, 2012, between the Company and Wells Fargo Bank, National Association, as trustee, and the indenture dated as of June 9, 2015, between the Company and Wells Fargo Bank, National Association, as trustee, or collectively the Indentures, pursuant to which the Company issued the 2017 Notes and the 2018 Notes, or collectively the Convertible Notes, respectively, the Company and Parent will take all necessary action, effective upon the Effective Time, to execute and deliver a supplemental indenture to each Indenture to the applicable trustee to provide, among other things, that on and after the Effective Time, each holder of Convertible Notes will have the right to convert such Convertible Notes into the conversion consideration determined by reference to the consideration receivable upon consummation of the Merger in respect of each Share in accordance with, and subject to, the provisions of such Indenture governing the conversion of the Convertible Notes issued thereunder (including any applicable increase in the “Conversion Rate” as defined therein) in each case in accordance with, and subject to, such Indenture.

The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited superior offer, the Company will be required to pay a termination fee of $10.6 million.

Amendment to Rights Agreement

In connection with the Company’s entry into the Merger Agreement, the Company and American Stock Transfer & Trust Company, LLC, or AST, entered into Amendment No. 1 to Rights Agreement, dated July 26, 2016, or the Rights Amendment, amending the Rights Agreement, dated March 3, 2009, by and between the Company and AST, as rights agent, or the Rights Agreement. The effect of the Rights Amendment is to permit the Offer, the Merger and the other transactions contemplated by the Merger Agreement to occur without triggering any distribution or other adverse event to Parent or its affiliates under the Rights Agreement. In particular, (i) none of Parent, Purchaser or any of their respective stockholders, affiliates or associates shall become an Acquiring Person (as defined in the Rights Agreement), (ii) a Shares Acquisition Date (as defined in the Rights Agreement) and a Distribution Date (as defined in the Rights Agreement) shall not occur, and (iii) the rights under the Rights Agreement will not separate from the Company’s common stock, in each case, as a result of the announcement, approval, execution, delivery, performance and/or amendment of the Merger Agreement or announcement, approval, commencement, performance, consummation and/or amendment of the Offer, the Merger and/or any of the other transactions contemplated by the Merger Agreement or any related agreements. Additionally, the Rights Amendment provides that the Rights and the Rights Agreement will terminate and expire immediately prior to the Offer Acceptance Time.

Financing Fees and Expenses

On June 21, 2016, the Company signed a term sheet with a third party lender under which the Company could potentially borrow up to $150 million, if certain conditions were met over time, and subject to execution of definitive loan documents. Under the term sheet, the Company agreed to reimburse the third party lender for reasonable out-of-pocket fees and expenses up to $0.5 million, if the financing transaction is not consummated.

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

Our wholly-owned subsidiary, Sequenom Laboratories, provides molecular based laboratory-developed tests, or LDTs, with a current focus principally on prenatal testing. Sequenom Laboratories is a CAP (College of American Pathologists) accredited, and CLIA (Clinical Laboratory Improvements Amendment of 1988, as amended) certified molecular diagnostics clinical laboratory that develops, validates and exclusively offers tests branded under the names MaterniT® 21 PLUS, HerediT®, SensiGene®, MaterniT® GENOME, NextView® and VisibiliT™. These LDTs, offered as a testing service to physicians for the benefit of their patients, provide early patient management information for obstetricians, geneticists, and maternal fetal medicine specialists.

Agreement and Plan of Merger

On July 26, 2016, we entered an Agreement and Plan of Merger, or Merger Agreement, with Laboratory Corporation of America Holdings, a Delaware corporation, or Parent, and Savoy Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer, or Offer, no later than August 9, 2016 to acquire all of the outstanding shares of our common stock, including the associated preferred stock purchase rights, or Rights, issued under the Rights Agreement, dated March 3, 2009, as amended, between us and American Stock Transfer & Trust Company, LLC, as rights agent, (such Rights, together with the shares of our common stock, the “Shares”), at a purchase price of $2.40 per Share in cash, or the Offer Price, without interest, subject to any required withholding of taxes. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into us, with us surviving as a wholly-owned subsidiary of Parent, or the Merger.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including that the number of Shares tendered in the Offer, considered together with all other Shares (if any) otherwise owned by Purchaser, must represent one more than 50% of the total number of Shares outstanding at the time of the consummation of the Offer, including for the purposes of this calculation (x) Shares subject to vesting or forfeiture or repurchase by us, or Restricted Stock Awards, plus (y) the total number of shares issuable to holders of our stock options, or Stock Options, and warrants from which we have received notices of exercise prior to the expiration of the Offer plus (z) the aggregate number of Shares issuable upon the deemed or pending exercise, if any, prior to or at the expiration of the Offer, of any warrants, 2017 Notes, and 2018 Notes, but excluding any warrants included in clause (y), or the Minimum Condition.

At the effective time of the Merger, or the Effective Time, the Shares not purchased pursuant to the Offer (other than Shares held by us, Parent, Purchaser or any of their respective wholly owned subsidiaries or by our stockholders who have perfected their statutory rights of appraisal under Delaware law) will each be converted into the right to receive an amount in cash equal to the Offer Price, or the Merger Consideration, without interest, subject to any required withholding of taxes. Following the completion of the Offer, if Parent and Purchaser have satisfied the conditions to the consummation of the Merger set forth in the Merger Agreement, the Merger will become effective on the first business day following the time at which the Purchaser accepts, for the first time, for payment and pays for such number of Shares validly tendered and not properly withdrawn as satisfies the Minimum Condition, or the Offer Acceptance Time, in accordance with and subject to the Delaware General Corporation Law.

Each of our Stock Options that is outstanding as of immediately prior to the Effective Time and held by an individual who, as of the Effective Time, is our active employee, director or consultant, shall accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon, the Effective Time. As of the Effective Time each Stock Option that is then outstanding and unexercised shall be cancelled and converted into the right to receive cash (without interest) in an amount equal to the product of (i) the total number of Shares subject to the vested portion of such Stock Option immediately prior to the Effective Time (taking into account any acceleration of vesting), multiplied by (ii) the excess, if any, of (x) the Merger Consideration over (y) the exercise price payable per Share under such Stock Option. No holder of a Stock Option that has an exercise price per Share that is equal to or greater than the Merger Consideration shall be entitled to any payment with respect to such cancelled Stock Option before or after the Effective Time.

Pursuant to the Merger Agreement, each restricted stock unit providing for settlement in Shares, or RSU, that is outstanding as of immediately prior to the Effective Time and held by an individual who, as of the Effective Time, is our active employee, director or consultant, shall accelerate and become fully vested effective immediately prior to, and contingent upon, the Effective Time. In lieu of any issuance of Shares in settlement of such RSU, as of the Effective Time, each RSU that is outstanding shall be cancelled and converted into the right to receive cash (without interest) in an amount equal to the product of (i) the total number of Shares issuable in settlement of the vested portion of such RSU immediately prior to the Effective Time (taking into account any acceleration of vesting) multiplied by (ii) the Merger Consideration.

Each award of Shares that is subject to vesting or forfeiture or repurchase by us, or Restricted Stock Award, that is outstanding as of immediately prior to the Offer Acceptance Time shall accelerate and become fully vested such that our right of reacquisition or repurchase, as applicable, shall lapse in full effective immediately prior to, and contingent upon, the Offer Acceptance Time. As of the Offer Acceptance Time, each Share underlying each Restricted Stock Award shall be treated as an outstanding Share for purposes of the Merger Agreement, including for purposes of tendering pursuant to the Offer.

To the extent required pursuant to the indenture dated as of September 17, 2012, between us and Wells Fargo Bank, National Association, as trustee, and the indenture dated as of June 9, 2015, between us and Wells Fargo Bank, National Association, as trustee, or collectively the Indentures, pursuant to which the Company issued 5.00% Convertible Senior Notes due 2017 and 5.00% Convertible Senior Exchange Notes due 2018, or collectively the Convertible Notes, respectively, we and Parent and will take all necessary action, effective upon the Effective Time, to execute and deliver a supplemental indenture to each Indenture to the applicable trustee to provide, among other things, that on and after the Effective Time, each holder of Convertible Notes will have the right to convert such Convertible Notes into the conversion consideration determined by reference to the consideration receivable upon consummation of the Merger in respect of each Share in accordance with, and subject to, the provisions of such Indenture governing the conversion of the Convertible Notes issued thereunder (including any applicable increase in the “Conversion Rate” as defined therein) in each case in accordance with, and subject to, such Indenture.

The Merger Agreement also includes customary termination provisions for both us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us to accept and enter into a definitive agreement with respect to an unsolicited superior offer, we will be required to pay a termination fee of $10.6 million.

Second Quarter of 2016

•
Total accessions for all Sequenom Laboratories tests during the three months ended June 30, 2016 remained consistent with the first quarter of 2016 and increased by 2,000, or 4.5%, to 46,400 when compared to 44,400 during the same period in the prior year. Total accessions during the three months ended June 30, 2016, excluding the effect of the conversion of certain laboratory customers to licensee status in 2015, increased by 3,600, or 8.4%, compared to the same period in the prior year. NIPT test accessions for the three months ended June 30, 2016, excluding the effect of the conversion of certain laboratory customers to licensee status in 2015, increased by 4,900, or 13.4%, to 41,400 when compared to 36,500 during the same period in the prior year.

•
Total diagnostic services revenue for the three months ended June 30, 2016 of $26.5 million increased by $1.1 million, or 4.3%, from $25.4 million for the first quarter of 2016 and decreased by $4.4 million, or 14.2%, when compared to $30.9 million during the same period in the prior year.

•
Total license revenue for the three months ended June 30, 2016 of $2.8 million increased by $0.6 million, or 28.5%, from $2.2 million for the first quarter of 2016 and increased $0.9 million, or 48.0%, compared to $1.9 million for the same period in prior year.

•
There are now 50 participants in the patent pool, including Illumina and us, an increase from 46 participants at the end of the first quarter of 2016. Of these total participants, 32 were active at the end of the second quarter of 2016, an increase from the 25 active participants at the end of the first quarter of 2016.

•
Gross margin percentage for the three months ended June 30, 2016 was 53.0%, an increase from 39.0% for the first quarter of 2016 and from 49.4% for the same period in the prior year. The increase in gross margin percentage was primarily related to the decrease in our cost per test. For the three months ended June 30, 2016, our average cost per test was $296 compared to $362 for the first quarter of 2016 and $374 for the same period in the prior year.

Results of Operations

Accessions

The following is a summary of accessions Sequenom Laboratories received by quarter (in thousands):

	2016		2015
	Q2	Q1	Q4	Q3	Q2	Q1
Total accessions	46.4	46.4	42.2	41.0	44.4	52.8

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

For the three months ended June 30, 2016, the number of accessions increased 2,000, or 4.5%, when compared to the same period in 2015. The increase primarily related to an increase in average risk units as we continue to expand into the average risk pregnancy market, which was partially offset by test services performed for domestic (client bill) customers who converted to licensee status, resulting in a reduced volume of NIPT tests for those customers, and a decline in carrier screening test volume. Growth in accessions during the second quarter of 2016 was negatively impacted by an approximately 10% decline in the average number of field sales personnel.

For the six months ended June 30, 2016, the number of accessions decreased 4,400, or 4.5%, when compared to the same period in 2015. The decrease was primarily related to a decrease in test services performed for domestic (client bill) customers who converted to licensee status, resulting in a reduced volume of NIPT tests which was partially offset by an increase in average risk units as we expand into the average risk pregnancy market.

We believe that our NIPT accession volume may continue to be adversely affected as other companies license our technologies through the patent pool with Illumina and elect to perform their own NIPT. However, we believe the results of such future changes will be less significant. We also believe that our NIPT and carrier screening accessions volume will be positively impacted as we continue to expand our sales of tests for use in average risk pregnancies.

Revenue

Revenues are derived from diagnostic services and license revenue and were as follows (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2016	June 30, 2015	$	%	June 30, 2016	June 30, 2015	$	%
Diagnostic services revenue	$26,512	$30,891	$(4,379)	(14.2)%	$51,922	$66,595	$(14,673)	(22.0)%
License revenue	2,775	1,875	900	48.0%	4,935	3,977	958	24.1%
Total revenue	$29,287	$32,766	$(3,479)	(10.6)%	$56,857	$70,572	$(13,715)	(19.4)%

Diagnostic Services Revenue

Diagnostic services revenue is derived from providing testing services in our laboratory, which are reimbursed through arrangements with third-party payors or through contractual arrangements (client bill) and through amounts patients self-pay. Diagnostic services revenue is recognized upon cash collection until a reliable estimate of the amount that would be ultimately collected for the test and the other revenue criteria have been met, at which time revenue is recognized on an accrual basis. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government payors, such as Medicaid in the United States. Client bill revenue is primarily recognized on an accrual basis and includes labs and customers with whom we have a contractual agreement where they will pay for the test upon delivery of the test results to ordering physicians. Revenue from patients, through co-payments or through cash based services offerings is recognized on a cash basis. In certain instances, revenue from individual tests are recorded partially on an accrual basis and partially on a cash basis as a portion will be reimbursed through a third-party payor and a portion is expected to be reimbursed through amounts paid by patients.

Diagnostic services revenue decreased $4.4 million, or 14.2%, during the three months ended June 30, 2016, when compared to the same period in 2015. The decrease was primarily attributed to a reduction in cash basis revenue for collections related to prior periods as the volume of unrecorded receivables has declined. The decrease was also the result of a reduction in our average rate of reimbursement as we continue to increase the percentage of our tests billed under in-network payor agreements.

Diagnostic services revenue decreased $14.7 million, or 22.0%, during the six months ended June 30, 2016, when compared to the same period in 2015. The decrease was primarily attributed to a reduction in total accessioned units and a reduction in cash basis revenue for collections related to prior periods as the volume of unrecorded receivables has declined.

The following is a summary of diagnostic services revenue by quarter (in millions):

	2016		2015
	Q2	Q1	Q4	Q3	Q2	Q1
Diagnostic Services Revenue:
Revenue recorded on accrual basis	$11.3	$10.5	$10.9	$11.0	$10.9	$13.8
Cash basis revenue for diagnostic services performed in the quarter	5.2	5.1	4.1	5.0	5.4	5.7
Cash basis revenue for diagnostic services performed in prior quarters	10.0	9.8	10.6	11.7	14.6	16.2
Total diagnostic services revenue	$26.5	$25.4	$25.6	$27.7	$30.9	$35.7

Revenue recorded on an accrual basis during the three months ended June 30, 2016 was $11.3 million, an increase of $0.4 million, or 3.7%, compared to the same period in 2015. The increase in revenue recorded on an accrual basis was primarily due to the transition of additional payors from cash to accrual basis revenue recognition.

Revenue recorded on a cash basis for services performed during the three months ended June 30, 2016 was $5.2 million, a decrease of $0.2 million, or 3.7%, compared to the same period in 2015. The decrease was due to the transition of additional payors from cash to accrual basis revenue recognition.

Diagnostic services performed in prior periods but recorded as revenue on a cash basis in the current period for the three months ended June 30, 2016 was $10.0 million, a decrease of $4.6 million, or 31.5%, compared to the same period in 2015. The decrease was primarily due to the higher payments received in 2015 for prior services; whereas the amount of such payments was not as significant in 2016.

Collections for services have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of June 30, 2016, amounts outstanding for tests delivered, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because accrual revenue recognition criteria was not met and the amounts had not been collected, range from approximately $13.0 million to $15.0 million, depending upon the ultimate reimbursement received for outstanding claims. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected, but we continue to pursue collection for our tests, where appropriate. This current estimate has decreased from the previous estimate of $16.0 million to $18.0 million as of December 31, 2015.

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

The following is a summary of license revenue by quarter (in millions):

	2016		2015
	Q2	Q1	Q4	Q3	Q2	Q1
Total license revenue	$2.8	$2.2	$2.3	$2.2	$1.9	$2.1

Total license revenue for the three months ended June 30, 2016 was $2.8 million, a 48.0% increase from the same period in 2015. The increase was primarily due to a higher volume of tests performed by participants in the patent pool.

Total license revenue for the six months ended June 30, 2016 was $4.9 million, a 24.1% increase from the same period in 2015. The increase was primarily due to a higher volume of tests performed by participants in the patent pool.

Costs and Expenses

Our costs and expenses were as follows (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2016	June 30, 2015	$	%	June 30, 2016	June 30, 2015	$	%
Cost of revenues	$13,754	$16,595	$(2,841)	(17.1)%	$30,558	$35,902	$(5,344)	(14.9)%
Selling and marketing	$8,424	$8,359	$65	0.8%	$16,934	$16,845	$89	0.5%
Research and development	$4,066	$5,652	$(1,586)	(28.1)%	$8,967	$11,520	$(2,553)	(22.2)%
General and administrative	$7,308	$8,511	$(1,203)	(14.1)%	$15,162	$17,186	$(2,024)	(11.8)%
Restructuring costs	$191	$656	$(465)	(70.9)%	$1,050	$656	$394	60.1%

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

The $2.8 million, or 17.1%, reduction in cost of revenues during the three months ended June 30, 2016, when compared to the same period in 2015, was primarily attributable to cost savings from the consolidation of our laboratory located in North Carolina to our laboratory in San Diego during the quarter and lower cost of materials due to improved laboratory efficiencies. This reduction was achieved despite having a 4.5% increase in the number of accessions during the three months ended June 30, 2016.

The $5.3 million, or 14.9%, reduction in cost of revenues during the six months ended June 30, 2016, when compared to the same period in 2015, was primarily attributable to cost savings from the consolidation of our laboratory located in North Carolina to our laboratory in San Diego, lower cost of materials due to improved laboratory efficiencies and lower test volume.

We expect the overall cost of revenues to fluctuate with test volume, including potential volume in the average risk pregnancy market, which may not be compensated. We expect costs, on a per test basis, to decrease as we continue to implement further cost savings and efficiency initiatives.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation and related departmental expenses for sales and marketing, customer support, and business development personnel.

We expect our selling and marketing expenses to increase by approximately 10.0% in future periods as we fill vacant sales positions and expand our efforts in the obstetrics channel as we seek to grow our business in the average risk market.

Research and Development Expenses

Research and development expenses consist primarily of compensation and related personnel expenses, product development costs, quality and regulatory costs, and expenses relating to licensing costs and work performed under research and development contracts.

Research and development costs decreased $1.6 million, or 28.1%, for the three months ended June 30, 2016, and decreased $2.6 million, or 22.2%, for the six months ended June 30, 2016, when compared to the same periods in 2015, due to lower material and labor costs as the result of lower research and development project activity.

We expect our research and development expenses to remain consistent in future periods as we seek to implement further cost saving initiatives and improved laboratory efficiencies.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related departmental expenses for executive, legal, accounting, finance, non-allocated information technology and human resource personnel and outside professional fees.

The decrease in general and administrative expenses of $1.2 million, or 14.1%, during the three months ended June 30, 2016, and the $2.0 million, or 11.8%, during the six months ended June 30, 2016, when compared to the same periods in 2015, was primarily the result of our cost cutting initiatives.

We expect general and administrative expenses to remain generally consistent for the remainder of 2016.

Restructuring Costs

During the three and six months ended June 30, 2016, we recognized $0.2 million and $1.1 million of restructuring costs, respectively, primarily related to employee termination costs due to the planned consolidation of our operations in North Carolina, elimination of various positions in San Diego as part of our previously announced restructuring, and contract termination costs.

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

Gain on Pooled Patents Agreement

We recognized a $21.0 million gain on the Pooled Patents Agreement during the first half of 2015 relating to the delivery and acceptance of the remaining study related documents associated with the physical samples transferred to Illumina during the fourth quarter of 2014.

Other Income and Expense and Income Tax Expense (in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2016	June 30, 2015	$	%	June 30, 2016	June 30, 2015	$	%
Interest expense	$(1,990)	$(2,000)	$10	(0.5)%	$(4,047)	$(4,013)	$(34)	0.8%
Interest income	$38	$16	$22	137.5%	$76	$34	$42	123.5%
Other (expense) income, net	$158	$26	$132	507.7%	$181	$(88)	$269	(305.7)%
Income tax expense	$(57)	$(48)	$(9)	18.8%	$(152)	$(124)	$(28)	22.6%

Income Tax Expense

Our income tax expense during all periods is primarily due to statutory tax liabilities resulting from our state operations and the deferred income tax expense related to amortization of indefinite lived intangible assets.

Liquidity and Capital Resources

We have a history of recurring losses from operations and an accumulated deficit. Our capital requirements to sustain operations, including commercialization and selling efforts associated with Sequenom Laboratories’ tests and research and development projects, have been and will continue to be significant. As of June 30, 2016 and December 31, 2015, we had working capital of $52.9 million and $66.4 million, respectively.

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

As of June 30, 2016, cash, cash equivalents, and current marketable securities totaled $61.3 million, compared to $76.2 million at December 31, 2015. The $14.8 million decrease was due primarily to cash used in operating activities. Our cash equivalents and marketable securities are held in a variety of securities that include U.S. government treasuries, certificates of deposits, and money market funds that have ratings of AA+/AA1, or are fully guaranteed by the U.S. government, and mutual funds.

We expect that our cash, cash equivalents and current marketable securities are sufficient to provide for our operating needs through at least the next twelve months.

On July 26, 2016, we entered into the Merger Agreement. In the event we are unable to complete the proposed Merger, we anticipate that we will need to seek additional sources of capital or debt to refinance or repay our Convertible Notes which are due October 1, 2017 and January 1, 2018. To raise additional capital, we may seek to sell additional equity or convertible debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. The terms of additional indebtedness may require us to reduce our total debt outstanding and may include covenants that could restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties.

Operating Activities

Cash used in operations during the six months ended June 30, 2016, was $15.1 million, compared to $8.3 million for the six months ended June 30, 2015. The increase in cash used in operations was primarily the result of the increase in the net loss, excluding the effect of the gain from the Pooled Patents Agreement in 2015, primarily as a result of lower collections related to prior services.

Investing Activities

Net cash provided by investing activities was $25.6 million during the six months ended June 30, 2016, compared to $4.9 million during the six months ended June 30, 2015. Investing activities during the six months ended June 30, 2016 included proceeds from sales and maturities of marketable securities of $35.2 million and proceeds from the sale of assets of $0.8 million, offset by purchases of marketable securities of $10.0 million and purchases of property, equipment and leasehold improvements of $0.7 million. Investing activities for the six months ended June 30, 2015 included proceeds from sales and maturities of marketable securities of $15.0 million, $6.0 million of proceeds received from the Pooled Patents Agreement, offset by purchases of marketable securities of $15.0 million and purchases of property, equipment and leasehold improvements of $1.6 million.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2016 was $0.1 million, compared to $3.7 million during the six months ended June 30, 2015. Financing activities during the six months ended June 30, 2016 included $0.2 million in net proceeds from the exercise of stock options and employee stock plan purchases, offset by payments on capital lease obligations of $0.3 million. Financing activities during the six months ended June 30, 2015 included payments on debt obligations of $3.9 million, offset by $0.3 million in net proceeds from the exercise of stock options and employee stock plan purchases.

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

Additional information regarding our financial commitments at June 30, 2016, is provided in the notes to our condensed consolidated financial statements. See “Notes to Unaudited Condensed Consolidated Financial Statements, Note 4 - Commitments and Contingencies.”

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

* If the conditions set forth in our Agreement and Plan of Merger with Laboratory Corporation of America Holdings are not satisfied, the resulting merger may not be completed and our business could be impaired.

On July 26, 2016, we entered an Agreement and Plan of Merger, or Merger Agreement, with Laboratory Corporation of America Holdings, a Delaware corporation, or Parent, and Savoy Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer, or Offer, no later than August 9, 2016 to acquire all of the outstanding shares of our common stock, including the associated preferred stock purchase rights, or Rights, issued under the Rights Agreement, dated March 3, 2009, as amended, between us and American Stock Transfer & Trust Company, LLC, as rights agent, (such Rights, together with the shares of our common stock, the “Shares”), at a purchase price of $2.40 per Share in cash, or the Offer Price, without interest, subject to any required withholding of taxes. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into us, with us surviving as a wholly-owned subsidiary of Parent, or the Merger.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and that the number of Shares tendered in the Offer, considered together with all other Shares (if any) otherwise owned by Purchaser, must represent one more than 50% of the total number of Shares outstanding at the time of the consummation of the Offer. In the event we are unable to satisfy the conditions set forth in the Merger Agreement to obligate Purchaser to purchase Shares tendered in the Offer, it could delay or prevent the completion of the Merger and could create uncertainty for us and our business could be adversely affected.

*Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and equity awards that would accelerate and become fully vested effective immediately prior to, and contingent upon, the effective time of the Merger.

*Failure to complete the pending Offer and Merger could adversely affect our stock price and our future business and operations.

The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and that the number of Shares tendered in the Offer, considered together with all other Shares (if any) otherwise owned by Purchaser, must represent one more than 50% of the total number of Shares outstanding at the time of the consummation of the Offer. Neither we, Parent nor Purchaser can assure you that the Offer will be consummated. In the event that the Offer and Merger is not consummated, we will be subject to significant costs, including legal, accounting and advisory fees related to the Offer and the Merger, which must be paid even if the Offer is not completed. If the Offer is not consummated, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the Merger will be completed. In addition, if the Offer is not completed, we may fail to retain key employees who have sought and obtained different employment in anticipation of the Offer and Merger being completed.

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

Our total consolidated long-term debt and obligations as of June 30, 2016, which includes the 5.00% Convertible Senior Notes due 2017 and the 5.00% Convertible Exchange Senior Notes Due 2018, or collectively, the Convertible Senior Notes, was $127.8 million and represented approximately 174.3% of our total capitalization as of that date.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the Convertible Senior Notes;

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

Each of these factors may have a material and adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Convertible Senior Notes.

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

Our cash, cash equivalents, and current marketable securities were $61.3 million as of June 30, 2016. Based on our current plans, we believe our cash, cash equivalents and current marketable securities and collections from our commercialized testing services and income from the Pooled Patents Agreement will be sufficient to fund our operating expenses and capital requirements through the next twelve months. We are continuing to expand our operations following commercialization of the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test and our research and development activities related to improvements to current tests and expansion of our test menu may require raising additional funds. In addition, there can be no assurances that these commercialization or research and development activities will be successful. We cannot be certain that our efforts to obtain reimbursement for our tests will be successful. Our current sales and marketing operations may not be sufficient to maintain or increase the level of market awareness and sales required for us to retain significant commercial success for the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test. If we are not able to successfully implement our marketing, sales commercialization, and reimbursement strategies, we may not be able to expand geographically, increase sales of the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, and the HerediT UNIVERSAL test or successfully commercialize any future tests or products that we may develop and therefore may not be able to generate revenues sufficient to fund operations. If we are not able to generate revenues sufficient to fund operations, we may need to raise additional funds through financing or other means. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

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

•
our success selling, marketing and generating revenues from the MaterniT 21 PLUS test, the MaterniT GENOME test, the VisibiliT test, the HerediT CF carrier screen test, the HerediT UNIVERSAL test and the fetal Rhesus D genotyping test and the level of reimbursement and collections from third-party payors;

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

* We may not be able to collect all or any of the estimated range of $13.0 million to $15.0 million of amounts outstanding for tests completed which have not been recognized as revenue upon delivery of the test results.

Our business is substantially dependent on our ability to obtain reimbursement for our LDTs, including the MaterniT 21 PLUS test and the MaterniT GENOME test. Collections for services performed have been volatile, and we expect collections to continue to fluctuate depending upon the results of our efforts to collect payment from third-party payors. As of June 30, 2016, amounts outstanding for tests completed, net of estimated write-downs and adjustments, which were not recognized as revenue upon delivery of the test result because our accrual revenue recognition criteria were not met and the amounts had not been collected, range from approximately $13.0 million to $15.0 million, depending upon the ultimate reimbursement received for these outstanding claims. A number of factors could impact our ability to collect payment on these outstanding claims and impact the amount and timing of any payments, and we cannot provide any assurance as to when, if ever, and to what extent these amounts may be collected. If we are unsuccessful in collecting such outstanding amounts, it will adversely affect our financial position.

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

* Under the Pooled Patents Agreement, if Illumina fails to effectively control prosecution, maintenance and enforcement of the pooled patent rights, the value of the pooled patent rights may be diminished and/or we may need to incur significant unexpected legal costs which may adversely impact our financial condition.

Under the Pooled Patents Agreement, Illumina will control prosecution, maintenance and enforcement of the pooled patent rights, and we will be responsible for paying a portion of the costs thereof. We have no control over these costs. We will continue to control, at our sole cost, the prosecution, maintenance and enforcement of the patents we purchased from Isis. If Illumina fails to prosecute, maintain and/or enforce any of the pooled patent rights, the scope and value of the pooled patent rights may be diminished, and the revenues that we receive from our share of the test fees may be reduced. We have the right to assume control of the enforcement of certain of the pooled patent rights if Illumina fails to do so. If we do assume control of enforcement of any of the pooled patent rights, we cannot guarantee that we will be successful in our efforts and the scope and value of the pooled patent rights may be diminished. In addition, our assumption of such control of enforcement of any of the pooled patent rights will cause us to incur significant unexpected legal costs which may adversely impact our financial condition.

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

We previously operated laboratory facilities in San Diego, California and Raleigh-Durham, North Carolina. In April 2016, we completed the consolidation of our North Carolina operations to our San Diego laboratory operations, which resulted in our operation of only one laboratory facility in San Diego, California. Damage to our facility due to war, fire, natural disaster, earthquake, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and processing of our test services. We face risk in relying upon one laboratory location to meet demand for, perform, and generate revenues from our tests. Reliance upon one facility presents risk to our operations in the event that the facility’s capacity is exceeded, or the facility experiences production problems or delays. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

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

* We may not successfully obtain, or maintain, compliance with regulatory requirements of any noninvasive prenatal or other test which we or our licensing or collaborative partners develop.

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

* In the event we do not complete the Merger, we may not successfully complete the sale, or acquisition of, or merger, or joint venture with other businesses that we may desire to acquire, merge, or partner with.

In the event we do not complete the Merger, we may seek to acquire additional businesses or technologies, merge or form joint ventures with other businesses, or enter into other strategic transactions. We may also seek to find strategic partners for the commercialization of our oncology liquid biopsy assay. Managing and completing future acquisitions, mergers, joint ventures, sales, or other strategic transactions entails numerous operational and financial risks, including:

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

In addition, despite our efforts to retain valuable employees, members of our management, commercial and scientific teams may terminate their employment with us on short notice given the announcement of the Merger. All of our employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition.

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

* Our stock price has been and may continue to be volatile, and your investment could suffer a decline in value.

The trading price of our common stock has been volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including but not limited to:

•	risks related to our pending Offer and Merger;

•	our ability to generate cash flow and continue as a going concern;

•	actual or anticipated variations in quarterly and annual operating results;

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

In the past 52 weeks, the trading price of our common stock has been as low as $0.82. If the trading price of our common stock remains below $1.00, we would be in violation of the listing requirements of NASDAQ and could result in the delisting of our common stock by NASDAQ. If the trading price of our common stock remained below $1.00 for 30 consecutive trading days or more, NASDAQ may send us a deficiency notice. Once a deficiency notice has been sent, we would have 180 days to comply with the continued listing standards. In order to be compliant, the trading price of our common stock must rise above $1.00 for at least 10 consecutive trading days during the 180-day period. If we were to receive a deficiency notice from NASDAQ, we can give no assurances that we would be able to regain compliance with the NASDAQ continued listing standards.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1 (9)	Agreement and Plan of Merger, dated as of July 26, 2016, by and among Sequenom, Inc., Laboratory Corporation of America Holdings, and Savoy Acquisition Corp.
3.1 (1)	Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Certificate of Amendment to Restated Certificate of Incorporation.
3.3 (3)	Restated Bylaws of Registrant, as amended.
3.4 (4)	Amendment to Restated Bylaws of Registrant, as amended.
3.5 (10)	Amendment to Restated Bylaws of Registrant, as amended.
3.6 (5)	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1 (1)	Specimen common stock certificate.
4.2 (5)	Rights Agreement dated as of March 3, 2009, between the Registrant and American Stock Transfer and Trust Company, LLC.
4.3 (9)	Amendment No. 1 to Rights Agreement, dated July 26, 2016, by and between Sequenom, Inc. and American Stock Transfer & Trust Company, LLC.
4.4 (5)	Form of Right Certificate.
4.5 (6)	Warrant dated May 3, 2011, issued to the Chinese University of Hong Kong Foundation Limited.
4.6 (7)	Indenture dated as of September 17, 2012 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.
4.7	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.5).
4.8 (8)	Indenture dated as of June 9, 2015 by and between the Registrant and Wells Fargo Bank, National Association, as trustee.
4.9	Form of 5.00% Convertible Senior Notes due 2017 (included in Exhibit 4.7).
10.1 (10)	Amended and Restated 2006 Equity Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Database.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 6, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed June 19, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 15, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed January 28, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 000-29101) filed March 4, 2009.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended June 30, 2011.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (No. 000-29101) for the quarter ended September 30, 2012.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (No. 000-29101) filed June 11, 2015.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.000-29101) filed July 27, 2016.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (No.000-29101) filed June 17, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2016

SEQUENOM, INC.

By:	/s/ CAROLYN D. BEAVER
Carolyn D. Beaver
Senior Vice President and Chief Financial Officer